Form 10-Q
period 2006-09-30
SHUTTERFLY INC
filed 2006-11-07
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission file number 001-33031
SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2800 Bridge Parkway, Suite 101
Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)
(650) 610-5200
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑*
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2006, 23,732,190 shares of the Registrant’s common stock at $0.0001 par value were outstanding.

*	The Registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on September 29, 2006, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

SHUTTERFLY, INC.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	December 31,	September 30,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$39,153	$18,171
Accounts receivable, net of allowance of $21 and $—	949	863
Inventories	1,077	1,127
Deferred tax asset, current portion	1,408	1,776
Prepaid expenses and other current assets	1,558	2,896

Total current assets	44,145	24,833
Property and equipment, net	20,761	29,992
Intangible assets, net	1,618	1,428
Deferred tax asset, net of current portion	22,655	26,391
Other assets	373	2,908

Total assets	$89,552	$85,552

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,871	$3,245
Accrued liabilities	11,520	11,814
Deferred revenue	4,564	5,952
Current portion of capital lease obligations	1,503	2,004

Total current liabilities	21,458	23,015
Other liabilities	523	613
Capital lease obligations, less current portion	3,646	1,938
Preferred stock warrant liability	1,535	576

Total liabilities	27,162	26,142
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; 15,454 shares authorized; 13,802 and 13,863 shares issued and outstanding	89,652	89,795

Stockholders’ deficit
Common stock, $0.0001 par value; 38,251 shares authorized; 3,790 and 4,013 shares issued and outstanding	—	—
Additional paid-in capital	10,501	12,388
Deferred stock-based compensation	(1,625)	(230)
Accumulated deficit	(36,138)	(42,543)

Total stockholders’ deficit	(27,262)	(30,385)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$89,552	$85,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenues	$15,610	$21,155	$42,881	$57,675
Cost of revenues(1)	6,809	10,866	20,059	29,371

Gross profit	8,801	10,289	22,822	28,304

Operating expenses(1):
Technology and development	3,708	4,958	8,774	13,212
Sales and marketing	3,755	5,399	8,910	13,595
General and administrative	2,802	5,057	7,992	12,755

	10,265	15,414	25,676	39,562

Loss from operations	(1,464)	(5,125)	(2,854)	(11,258)
Interest expense	(83)	(61)	(184)	(209)
Other income (expense), net	(103)	491	28	1,015

Loss before income taxes and cumulative effect of change in accounting principle	(1,650)	(4,695)	(3,010)	(10,452)
Benefit (provision) for income taxes	(68)	1,948	—	4,048

Loss before cumulative effect of change in accounting principle	(1,718)	(2,747)	(3,010)	(6,404)

Cumulative effect of change in accounting principle	442	—	442	—

Net loss	$(1,276)	$(2,747)	$(2,568)	$(6,404)

Net loss allocable to common stockholders	$(1,276)	$(2,747)	$(2,568)	$(6,404)

Net loss per share — basic and diluted:
Before cumulative effect of change in accounting principle	$(0.51)	$(0.70)	$(0.94)	$(1.65)
Cumulative effect of change in accounting principle	0.13		0.14

Net loss per share — basic and diluted	$(0.38)	$(0.70)	$(0.80)	$(1.65)

Weighted-average shares outstanding - basic and diluted	3,366	3,951	3,213	3,890

Pro forma net loss per share - basic and diluted		$(0.15)		$(0.36)

Pro forma weighted-average shares outstanding - basic and diluted		17,769		17,697

(1) Stock-based compensation is allocated as follows:
Cost of revenues	$4	$30	$18	$62
Technology and development	447	213	629	473
Sales and marketing	47	157	163	358
General and administrative	219	279	999	659
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006

Cash flows from operating activities:
Net loss	$(2,568)	$(6,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,270	7,332
Amortization of intangible assets	188	189
Amortization of stock-based compensation, net of cancellations	1,810	1,552
Change in carrying value of preferred stock warrant liability	(283)	(88)
Loss/(gain) on disposal of property and equipment	29	(30)
Deferred income taxes	(135)	(4,103)
Charitable contribution expense for shares issued to charitable foundation	—	923
Changes in operating assets and liabilities
Inventories	201	(52)
Accounts receivable, net	(273)	85
Prepaid expenses and other current assets	(469)	(1,337)
Other assets	(52)	(92)
Accounts payable	(872)	(666)
Accrued and other liabilities	(1,224)	(491)
Deferred revenue	597	1,388

Net cash provided by (used in) operating activities	1,219	(1,794)

Cash flows from investing activities
Purchases of property and equipment	(8,392)	(16,531)
Proceeds from sale of fixed assets	6	—
Cash acquired from acquisition of business	239	—

Net cash used in investing activities	(8,147)	(16,531)

Cash flows from financing activities
Principal payments of capital lease obligations	(1,388)	(1,024)
Proceeds from term loan	2,571	—
Repayment of term loan	(71)	—
Payments of IPO related costs	—	(1,686)
Proceeds from issuance of common stock upon exercise of stock options	3	64
Repurchases of common stock	(12)	(11)

Net cash provided by (used in) financing activities	1,103	(2,657)

Net decrease in cash and cash equivalents	(5,825)	(20,982)
Cash and cash equivalents, beginning of period	13,781	39,153

Cash and cash equivalents, end of period	$7,956	$18,171

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$302	$150
Cash paid during the period for income taxes	70	—
Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment acquired under capital lease obligations and notes payable	3,066	—
Net non-cash assets acquired upon acquisition	551	—
Vested shares issued upon acquisition	656	—
Restricted shares issued upon acquisition	724	—
Reclassification of preferred stock warrants to liability	1,514	—
Issuance of preferred stock upon exercise of warrants	—	144
Deferred stock-based compensation, net of cancellations	1,263	—
Deferred stock-based compensation in connection with option modifications	65	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages)
Note 1 — The Company and Summary of Significant Accounting Policies
       Shutterfly, Inc. (the “Company”) was incorporated in the state of Delaware in April 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images, share pictures, order prints and create an assortment of personalized items such as cards, calendars and photo books. The Company is headquartered in Redwood City, California.
Basis of Presentation
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.
       These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1 relating to its initial public offering of shares of its common stock (the “IPO”).
Principles of Consolidation
       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary acquired in 2005. All intercompany transactions and balances have been eliminated.
Use of Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include intangible assets valuation, deferred tax asset valuation allowance, and the valuation of equity instruments. Actual results could differ from these estimates.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Stock-Based Compensation
       Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Employee stock-based compensation determined under APB No. 25 is recognized based on guidance provided in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), which provides for accelerated expensing over the option vesting period.
      Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which supersedes its previous accounting under APB No. 25. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted SFAS No. 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS No. 123R shall be applied to option grants after the required effective date. For options granted prior to the SFAS No. 123R effective date, which the requisite service period has not been performed as of January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic-value method of APB No. 25. In addition, the Company will continue amortizing those awards valued prior to January 1, 2006 utilizing an accelerated amortization schedule while compensation expense related to all option grants valued after January 1, 2006 will be expensed on a straight-line basis.
Income Taxes
       The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company is currently evaluating the impact, if any, of SAB 108 on its consolidated financial statements.
     In September 2006, the FASB issued its Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SFAS No. 157 on its consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact, if any, of FIN 48 on its consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Note 2 — Stock-Based Compensation
1999 Stock Plan
       In September 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). Under the 1999 Plan, the Company may issue shares of common stock and options to purchase common stock to employees, directors and consultants. Options granted under the 1999 Plan may be incentive stock options or non-qualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees, which includes officers, non-employee directors, and employee directors of the Company. Non-qualified stock options (“NSO”) and stock purchase rights may be granted to employees and consultants. Options under the 1999 Plan may be granted at prices not less than 85% of the deemed fair value of the shares on the date of the grant as determined by the Board, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the deemed fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the deemed fair value of the shares on the date of grant. The Board determines the period over which options become exercisable. The term of the options is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. Options granted to date generally vest over four years.
2006 Equity Incentive Plan
       In June 2006, the Company’s Board of Directors adopted, and in September 2006 the Company’s stockholders approved, the 2006 Equity Incentive Plan (the “2006 Plan”), which provides for the grant of ISOs to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company, and for the grant of all other types of awards to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company; provided such consultants, independent contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. Other types of awards under the 2006 Plan include NSO restricted stock awards, stock bonus awards, restricted stock units, and performance shares. 1,358 shares of common stock were authorized for issuance under the 2006 Plan at the time of adoption, plus any authorized shares not issued or subject to outstanding grants under the 1999 Plan on the date the 1999 Plan is terminated.
      In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance on January 1 of each of 2008 through 2010, equal to the lesser of a) 4.62% of the number of shares issued and outstanding on the December 31 immediately prior to the date of increase, or b) a lesser number of shares determined by the Board, provided that no more than 7,000 shares shall be issued pursuant to the exercise of ISOs. As of September 30, 2006, no awards had been granted under the 2006 Plan.
Stock Option Activity
       A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is as follows:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value

Balances, December 31, 2005	1,359	3,018	$3.91
Additional authorized	2,054	—	—
Granted	(2,160)	2,160	10.92
Exercised		(46)	1.41
Forfeited, cancelled or expired	198	(166)	5.71
Balances, September 30, 2006	1,451	4,966	$7.11	8.67	$41,913
Options vested and expected to vest at September 30, 2006		4,683	$7.00	8.56	$40,053
Options vested at September 30, 2006		1,299	$3.54	7.48	$15,596
       During the nine months ended September 30, 2006, the Company granted stock options to purchase an aggregate of 2,160 shares of common stock with an estimated weighted-average grant-date fair value of $4.91 per share. The total fair value of options that vested during the nine months ended September 30, 2006 was $898. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $471. Net cash proceeds from the exercise of stock options were $64 for the nine months ended September 30, 2006. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit.
      In September 2006, the Company issued 61 shares of series A preferred stock upon the net exercise of outstanding warrants. Accordingly, the Company transferred $144 and $728 to redeemable convertible preferred stock and additional paid-in capital, respectively, from preferred stock warrant liability.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Adoption of SFAS No. 123R
       The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the nine months ended September 30, 2006 were as follows:

Nine Months
Ended
September 30, 2006

(Unaudited)
Dividend yield	—
Annual risk free rate of return	5.01%
Expected volatility	45.89%
Expected term (years)	4.58
       Employee stock-based compensation expense recognized in the nine months ended September 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
       As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the nine months ended September 30, 2006, was higher by $692, net of tax effect, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the nine months ended September 30, 2006 would have been lower by $0.18 than if the Company had not adopted SFAS No. 123R.
       At September 30, 2006, the Company had $8,585 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately four years.
       In June 2006, based on a reassessment of the value of its common stock during 2005, the Company offered to the employees who were granted options from January 2005 to October 2005 the ability to amend the terms of their options to increase the exercise prices in order to help them avoid potential adverse personal income tax consequences. On June 29, 2006, options to purchase 1,789 shares of the Company’s common stock that had been granted at exercise prices ranging from $5.00 to $5.50 per share were amended to exercise prices between $5.50 and $6.56 per share. The transaction was deemed a modification under SFAS No. 123R, but did not result in any incremental stock-based compensation charges. No other terms of the option grants were modified.
Option Modification
      In August 2004, the Company entered into a transition agreement with its former Chief Financial Officer. Upon termination, the agreement provided for acceleration of the officer’s unvested options. The agreement also provided for an extension of the time to exercise any vested options. In February 2005, this executive officer resigned and 17 shares that would have been forfeited under the original option terms were accelerated, resulting in total stock-based compensation expense of $65. In November 2005, this executive officer exercised options for 293 shares. As expense recognition for the additional 276 shares was contingent on whether this executive officer took the benefit of the vesting extension, additional stock-based compensation expense was not recognized until the November 2005 exercise when $1,035 was recorded.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Note 3 — Net Loss Per Share
       Basic net loss per share allocable to common stockholders is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted-average unvested common shares subject to repurchase by the Company.
       Diluted net loss per share allocable to common stockholders is computed by dividing the net loss attributable to common shares for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock, common stock subject to repurchase rights, and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of preferred stock.
       The pro forma basic and diluted net loss per share calculations assume the conversion of all shares of preferred stock into shares of common stock at the beginning of the period.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2006	2005	2006

Historical net loss per share:
Numerator
Net loss	$(1,276)	$(2,747)	$(2,568)	$(6,404)
Income allocable to preferred stockholders	—	—	—	—

Net loss allocable to common stockholders	$(1,276)	$(2,747)	(2,568)	(6,404)

Denominator
Weighted-average common shares outstanding	3,695	4,022	3,567	4,019
Less: Weighted-average unvested common shares subject to repurchase	(329)	(71)	(354)	(129)

Denominator for basic and diluted net loss per share	3,366	3,951	3,213	3,890

Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock	12,448	13,818	12,448	13,807

Denominator for pro forma basic and diluted net loss per share	15,814	17,769	15,661	17,697

Basic and diluted net loss per share	$(0.38)	$(0.70)	$(0.80)	$(1.65)

Pro forma basic and diluted net loss per share	$(0.08)	$(0.15)	$(0.16)	$(0.36)

           The following weighted-average outstanding options, common stock subject to repurchase and convertible preferred stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2006	2005	2006

Options to purchase common stock and common stock subject to repurchase	1,418	2,018	1,343	1,958
Convertible preferred stock (as converted basis)	12,448	13,818	12,448	13,807
Convertible preferred stock warrants (as converted basis)	45	47	43	62

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Note 4 — Change in Accounting Policy
       On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (“SFAS 150”) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). FSP 150-5 affirms that such warrants are subject to the requirements in SFAS 150, regardless of the timing of the redemption feature or the redemption price. Therefore, under SFAS 150, the freestanding warrants that are related to the Company’s convertible preferred stock are liabilities that should be recorded at fair value. The Company previously accounted for freestanding warrants for the purchase of convertible preferred stock under EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).
       The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of July 1, 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net income by $442, or $0.14 per share. There was $159 of additional expense recorded in other income (expense), net to reflect the increase in fair value between July 1, 2005 and September 30, 2005. In the nine months ended September 30, 2006, the Company recorded $88 of additional income reflected as other income (expense), net to reflect the decrease in fair value between January 1, 2006 and September 30, 2006.
       Upon completion of the IPO, which occurred on October 4, 2006, all of the warrants to purchase shares of the Company’s preferred stock converted into warrants to purchase shares of the Company’s common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded.
Note 5 — Balance Sheet Components
Inventories
      Inventories are primarily raw materials and consist principally of photo finishing supplies.
Property and Equipment

	December 31,	September 30,
	2005	2006

Computer and other equipment	$25,658	$38,899
Software	7,524	8,189
Leasehold improvements	3,189	4,439
Furniture and fixtures	990	1,305

	37,361	52,832
Less: Accumulated depreciation and amortization	(16,600)	(22,840)

Net property and equipment	$20,761	$29,992

      Property and equipment includes $7,050 and $7,032 of equipment under capital leases at December 31, 2005 and September 30, 2006, respectively. Accumulated depreciation of assets under capital leases totaled $ 2,703 and $3,842 at December 31, 2005 and September 30, 2006, respectively.
     Depreciation and amortization expense totaled $1,620 and $2,776 for the three months ended September 30, 2005 and 2006, respectively. Depreciation and amortization expense totaled $4,270 and $7,332 for the nine months ended September 30, 2005 and 2006, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Note 6. Charitable Contribution
       In September 2006, the Company made a non-recourse, non-refundable contribution of 65 shares of common stock to Community Foundation Silicon Valley (the “Foundation”), a California non-profit public benefit corporation, in order to establish the Shutterfly Foundation as a corporate-advised charitable fund within the Foundation. As a result of the contribution, the Company recognized $923 of charitable contribution expense, included in general and administrative expenses. The Company does not expect to make further donations to the Foundation for the foreseeable future.
Note 7. Commitments and Contingencies
Litigation
       On August 29, 2006, the Company’s former Chief Financial Officer, Virender Ahluwalia, sued the Company in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claims that he is entitled to exercise stock options for 16 shares of the Company’s common stock because his vesting schedule should be deemed to have started one year earlier than contractually agreed. In addition, plaintiff claims that the Company initially advised him that withholding taxes were not due at the time of exercise of his nonqualified stock options to purchase 277 shares of the Company’s common stock in 2005, but that the Company later modified that tax advice, extended his option exercise date and required that he make provision for the applicable withholding taxes at the time of exercise of such options. Plaintiff claims that he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. He also claims that the Company’s calculation of the fair market value of the shares increased his tax liability. The plaintiff is seeking compensatory and punitive damages.
      In October 2006, the Company filed a petition to compel arbitration and to stay the litigation pending arbitration, and the plaintiff has now stipulated to arbitration of the dispute. The Company disputes the plaintiff’s claims, believes that it has meritorious defenses and intends to vigorously defend this action. At this time, the Company does not believe that the amount of potential loss is reasonably estimable.
      The Company has recorded stock-based compensation expense in connection with the modifications made to the options granted to its former Chief Financial Officer as discussed in Note 2.
Indemnifications
     In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
     In accordance with its bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such a capacity. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future claims.
Contingencies
     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Note 8. Subsequent Events
       Initial Public Offering
      On October 4, 2006, the Company completed its IPO in which the Company sold 5,800 shares of its common stock at a price to the public of $15.00 per share. The net proceeds of the IPO to the Company were approximately $80,910 after deducting underwriting discounts and before deducting total estimated expenses in connection with the offering of $2,440. Upon the closing of the IPO, all of the Company’s outstanding 13,863 shares of its redeemable convertible preferred stock converted into an aggregate of 13,863 shares of its common stock. All outstanding warrants to acquire shares of its preferred stock automatically became exercisable for common stock. As of October 4, 2006, a preferred stock warrant liability of $576 will be transferred to additional-paid-in-capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the decline in average selling prices for prints, our ability to diversify our business into non-print products to reduce our dependency on print revenues, the seasonality of our business, our capital expenditures for the remainder of 2006 and through 2007 and the sufficiency of our cash and cash equivalents balances and cash generated from operations for the next 18 months, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
Overview
     We are an Internet-based social expression and personal publishing service that enables consumers to share, print and preserve their memories by leveraging our technology-based platform and manufacturing processes. Today, our primary focus is on helping consumers manage their memories through the powerful medium of photos. We provide a full range of products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print and preserve their digital photos in a creative and thoughtful manner.
     We currently generate revenues by selling high-quality prints, ranging in size from wallet- to jumbo-sized 20x 30 enlargements and photo-based products such as greeting cards, personalized calendars and professionally-bound photo books. We manufacture all of these items in our Hayward, California manufacturing facility. By controlling the production process in this facility, we are able to manufacture high-quality products, maintain a favorable cost structure and provide timely shipments to customers, even during peak demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.
     During the third quarter of 2006, we augmented our photo book offering with three new square-book formats: the 12x12 Memory Book, the 8x8 Story Book and the 4x4 Brag Book. To help guide customers and jump-start the photo book creation process, we organized our design choices into popular “occasions” such as Wedding, Travel, Birthday, Baby, Kids, Class Year Book, Recipe Book, Portfolio and Journal. Within each occasion, we have created more than 70 pre-set style templates that include fonts, photo edges, page layouts and backgrounds – all to facilitate the photo book layout process for customers.
     We also jointly announced with Scholastic Media the availability of new photo books that feature the children’s character, Clifford the Big Red Dog®. The Clifford-themed photo books, exclusively available at Shutterfly, enable customers to create personalized books by adding their pictures into thematic backgrounds featuring Clifford the Big Red Dog. We also announced with Scholastic the launch of Picture Perfect Language Arts – a free, standards-based program developed for kindergarten through third grade teachers – that gives teachers new ways to build their students’ skills in language arts through photos.
     We have experienced rapid growth since launching our service in December 1999. Since inception through September 30, 2006, we have fulfilled more than 12 million orders, sold more than 400 million prints and stored more than one billion of our consumers’ photos in our image archives. According to industry sources, in September 2006, Shutterfly.com had approximately 4 million unique visitors.
Basis of Presentation
     Net Revenues. We generate revenues primarily from the printing and shipping of photo prints, photo-based products, such as photo books, cards and calendars, photo-based merchandise, such as mugs, mouse pads and magnets, and ancillary products such as frames, photo albums and scrapbooking accessories. Revenues are recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders via our website and pay primarily using credit cards.
     Our print revenues are derived from sales of our photo processing of digital images, including sales of 4x6 prints, and the related shipping revenues from these sales. Historically, average selling prices for prints have declined, and they may continue to decline in the future. For example, in the second quarter of 2005, certain of our competitors reduced the list prices of their 4×6 prints from $0.29 to $0.12. In response, we lowered the list price of our 4×6 prints to $0.19 in order to remain competitive. This decrease negatively affected our print revenues for the nine months ended September 30, 2006. List pricing for 4x6 prints has generally stabilized in the marketplace over the last year since we reduced our pricing. However, a further drop in our 4×6 prices, due to competitive pricing pressure or otherwise, without a corresponding increase in volume would negatively impact our net revenues and could adversely affect our gross margins. In addition, we reduced the list price for our 4×8 prints from $0.59 to $0.49 in October 2006, which could adversely affect our net revenues and gross margins in future periods.
     To offset these price declines and continue to generate net income, we have continued to invest in large scale manufacturing technology to enable us to reduce the cost of manufacturing prints. We have also continued to recruit highly qualified personnel with specialized skills in print manufacturing. We believe that these strategies have allowed us, and will continue to allow us, to compete successfully with other companies in our industry. In addition, we continue to focus on diversifying our business into non-print products to reduce our dependence on print revenues. Our non-print revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products, and the related shipping revenues from these sales. We believe our products and services are differentiated from other traditional photo processors by our personalized non-print photo-based products and merchandise, which are key to attracting and retaining customers. Historically, a substantial majority of our revenues have been derived in the United States. For the nine months ended September 30, 2006, approximately 98% of our revenue came from customers with billing addresses in the United States.
     Our business is subject to seasonal fluctuations. In particular, we generate a disproportionate amount of our revenues during the holiday season in the fourth quarter of the calendar year. We also typically experience increases in revenues during other shopping-related seasonal events, such as Mother’s Day, Father’s Day, Halloween and Easter. We anticipate our revenues will continue to be subject to seasonality and therefore our financial results will vary significantly from period to period. Due to the relatively short lead time required to fulfill orders for our products, usually one to two business days, order backlog is not material to our business.
     To further understand revenue trends, we monitor several key metrics including:

     Average Order Size. Average order size is net revenues for a given period of time divided by the total number of customer orders recorded during that same period. We seek to increase average order size as a means of increasing net revenues. Average order size has increased on an annual basis for each year since 2000, and we anticipate that this trend may continue in the future.
     Total Number of Orders. We closely monitor total number of orders as an indicator of revenue trends. We recognize the revenues associated with an order when the products have been shipped, consistent with our revenue recognition policy discussed in Critical Accounting Policies and Estimates below. Orders are typically processed and shipped within two business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and we anticipate that this trend may continue in the future.
     Non-Print Revenues as Percentage of Net Revenues. We strive to increase our non-print revenues as a percentage of net revenues through the continued introduction and improvement of innovative quality products and services.
     We believe the analysis of these metrics provides us with important information on our overall revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.
     Cost of Revenues. Cost of revenues consist primarily of direct materials (the majority of which consists of paper), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment and third-party costs for photo-based merchandise. Cost of revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of capitalized website development costs. We capitalize eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force, or EITF, Issue No. 00-02, “Accounting for Website Development Costs.” Costs incurred in the development phase are capitalized and amortized in cost of revenues over the product’s estimated useful life.
     Technology and Development Expense. Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our website, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our website and store the customer data that we maintain, as well as amortization of purchased software. Technology and development expense also includes colocation and bandwidth costs.
     Sales and Marketing Expense. Sales and marketing expense consists of costs incurred for marketing programs and personnel and related expenses for our customer acquisition, product marketing, business development and public relations activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, the purchase of keyword search terms and various strategic alliances. We depend on these efforts to attract customers to our service.
     General and Administrative Expense. General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues for the period. We expect our general and administrative expense will increase in the near to intermediate term in absolute dollars and as a percentage of net revenues, as we will incur additional legal and accounting costs in order to comply with regulatory reporting requirements and the Sarbanes-Oxley Act of 2002, as well as additional costs such as investor relations and higher insurance premiums.
     Interest Expense. Interest expense consists of interest costs recognized under our capital lease obligations and for borrowed money.

     Other Income (Expense), Net. Other income (expense), net consists primarily of the interest income on our cash accounts and the net income (expense) related to changes in the fair value of our convertible preferred stock warrants under FASB Staff Position, or FSP 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” adopted in July 2005. Under FSP 150-5, the warrants are subject to re-measurement at each balance sheet date, and any changes in fair value are recognized as a component of other income (expense), net. Upon the completion of our initial public offering, which occurred on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and, accordingly, the liability for the convertible preferred stock warrants will be reclassified as common stock and additional paid-in capital.
     Income Taxes. Provision for income taxes depends on the statutory rate in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have sold almost all of our products to customers in the United States. If we continue to sell our products primarily to customers located within the United States, we anticipate that our long-term future effective tax rate will be between 38% and 45%, without taking into account the use of any of our net operating loss carryforwards. However, we anticipate that in the future we may further expand our sale of products to customers located outside of the United States, in which case we would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.
     Our fiscal year end for federal and state tax purposes is September 30. As of September 30, 2006, for federal and state tax purposes, we had approximately $63.2 million of federal and $61.1 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2009 for federal and state tax purposes, respectively.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that the accounting policies discussed below are the most critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
     Revenue Recognition. We generate revenues primarily from the printing and shipping of prints, photo-based products, such as photo books, cards and calendars, photo-based merchandise, such as mugs, mouse pads and magnets, and ancillary products such as frames, photo albums and scrapbooking accessories. We generally recognize revenues from product sales upon shipment when persuasive evidence of an arrangement exists (typically through the use of a credit card or receipt of a check), the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders. We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued liabilities. During the nine months ended September 30, 2006, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are presented in net revenues. Production costs related to free products are included in costs of revenues upon redemption. Shipping charged to customers is recognized as revenues.
     Inventories. Our inventories consist primarily of paper and packaging supplies and are stated at the lower of cost on a first-in, first-out basis or market value. The value of inventories is reduced by an estimate for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected sales, current market conditions and market trends.
     Software and Website Development Costs. We capitalize eligible costs associated with software developed or obtained for internal use in accordance with the AICPA Statement of Position No. 98-1 and EITF Issue No. 00-2. Accordingly, payroll and payroll-related costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is generally three years. Costs associated with minor enhancements and maintenance for our website are expensed as incurred.
     Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which will impact deferred tax assets and the results of operations in the period the change in made.
     Stock-based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the prospective transition method, which requires us to apply the provisions of SFAS No. 123R only to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (a) the grant-date fair value of stock option awards granted or modified after January 1, 2006; and (b) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB Opinion No. 25.

Results of Operations
     The following table presents our historical results for the periods indicated as a percentage of net revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Net Revenues	100%	100%	100%	100%
Cost of revenues	44%	51%	47%	51%

Gross profit	56%	49%	53%	49%
Operating expenses:
Technology and development	24%	23%	20%	23%
Sales and marketing	24%	26%	21%	24%
General and administrative	18%	24%	19%	22%

Loss from operations	(10%)	(24%)	(7%)	(20%)
Interest expense	(1%)	0%	0%	0%
Other income (expenses), net	1%	2%	0%	2%

Loss before income taxes	(11%)	(22%)	(7%)	(18%)
Benefit (provision) for income taxes	0%	9%	0%	7%

Net loss before cumulative effect of change in accounting principle	(11%)	(13%)	(7%)	(11%)
Cumulative effect of change in accounting principle	3%	0%	1%	0%

Net Loss	(8%)	(13%)	(6%)	(11%)

Comparison of the Three and Nine Month Periods Ended September 30, 2006 and 2005

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2006	% Change	2005	2006	% Change
Revenues, net	$15,610	$21,155	36%	$42,881	$57,675	35%
Cost of revenues	6,809	10,866	60%	20,059	29,371	46%
     Net revenues increased $5.5 million, or 36%, for the three months ended September 30, 2006 as compared to the same period in 2005. Net revenues increased $14.8 million, or 35%, for the nine months ended September 30, 2006 as compared to the same period in 2005. Revenue growth was attributable to the increase in both print and non-print revenues. Print revenues increased $1.6 million, or 14%, to $13.5 million for the three months ended September 30, 2006 as compared to the same period in 2005. Print revenues increased $4.3 million, or 14%, to $35.2 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Print revenues were positively affected by increased sales volumes of 4x6 prints, but negatively affected by a decrease in 4x6 print average selling prices due to competitive pricing pressures, as we reduced the list price of our 4x6 prints by 34% from $0.29 to $0.19 in the fourth quarter of 2005. Non-print revenues increased $3.9 million, or 102%, to $7.7 million for the three months ended September 30, 2006 as compared to the same period in 2005. Non-print revenues increased $10.5 million, or 87%, to $22.5 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Non-print revenues were positively affected by increased sales of photo books, calendars, greeting cards and photo-based merchandise. Total orders increased 42% to 1,244,000 for the three months ended September 30, 2006 as compared to the same period in 2005. Total orders increased 37% to 3,266,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. Average order size decreased 5% and 2% to $17.00 and $17.66 per order for the three and nine months ended September 30, 2006 as compared to the same periods in 2005, a result of the decline in 4x6 pricing, which was partially offset by the increased sales of photo books which have higher prices.

     Cost of revenues increased $4.1 million, or 60%, for the three months ended September 30, 2006 as compared to the same period in 2005. Cost of revenues increased $9.3 million, or 46%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The cost of revenues increases were driven by the increased volume of shipped products over the respective periods. Cost of revenues as a percentage of net revenues increased by 7% and 4% for the three and nine months ended September 30, 2006, respectively. These increases were the result of the 34% decline in the list 4x6 print prices, partially offset by the favorable impact of lower paper prices we negotiated in September 2005, as well as the reorganization of our workflows to achieve greater efficiencies, each of which occurred during the third and fourth quarters of 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2006	% Change	2005	2006	% Change
Technology and development	$3,708	$4,958	34%	$8,774	$13,212	51%
Sales and marketing	$3,755	$5,399	44%	$8,910	$13,595	53%
General and administrative	$2,802	$5,057	81%	$7,992	$12,755	60%
     Our technology and development expense increased $1.3 million, or 34%, for the three months ended September 30, 2006 as compared to the same period in 2005. Our technology and development expense increased $4.4 million, or 51%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The increases for the three and nine months ended September 30, 2006 were attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which increased by $0.8 million and $2.3 million over the three and nine month periods ending September 30, 2006, respectively, as well as increased third-party hosting expenses which increased by $0.1 million and $0.4 million over the respective periods. We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $0.4 million and $1.5 million for the three and nine months ended September 30, 2006, respectively. In addition, stock-based compensation expense from employee grants was $0.2 million and $0.5 million in the three and nine months ended September 30, 2006, compared to $0.4 million and $0.6 million in the three and nine months ended September 30, 2005.
     Our sales and marketing expense increased $1.6 million, or 44%, for the three months ended September 30, 2006 as compared to the same period in 2005. Our sales and marketing expense increased $4.7 million, or 53%, for the nine months ended September 30, 2006 as compared to the same period in 2005. For the three and nine months ended September 30, 2006, personnel and related costs for employees and consultants increased by $0.2 million and $1.3 million, respectively, and our expenditures incurred on customer acquisition and promotion costs increased by $1.4 million and $3.3 million, respectively, as compared to the same periods in 2005. In addition, stock-based compensation expense from employee grants was $0.2 million and $0.4 million, respectively, in the three and nine months ended September 30, 2006, compared to $0.1 million and $0.2 million, respectively, in the three and nine months ended September 30, 2005.
     Our general and administrative expense increased $2.3 million, or 81%, for the three months ended September 30, 2006 as compared to the same period in 2005. Our general and administrative expense increased $4.8 million, or 60%, for the nine months ended September 30, 2006 as compared to the same period in 2005. Personnel and related costs increased by $0.4 million and $1.2 million for the three and nine months ended September 30, 2006. While legal fees decreased by $0.1 million and $0.7 million, respectively, for the three and nine months ended September 30, 2006, accounting fees increased by $0.2 million and $0.9 million, respectively, for the same periods. Consulting expenses increased by $0.1 million and $0.6 million, respectively, as compared to the same periods in 2005, while rent and related facilities charges increased by $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2006. Payment processing fees paid to third parties increased by $0.2 million and $0.5 million, respectively, during the three and nine months ended September 30, 2006 due to increased order volumes. In September 2006, we made a non-recourse, non-refundable contribution of 65,000 shares of common stock to Community Foundation Silicon Valley, a California non profit public benefit corporation, in order to establish the Shutterfly Foundation as a corporate-advised charitable fund within the Community Foundation, and recognized $0.9 million of charitable contribution expense for the three and nine months ended September 30, 2006. We intend to work with Community Foundation Silicon Valley to develop a charitable program dedicated to enhancing communities in the San Francisco Bay Area and around the world. We had no charitable contribution expense for the respective periods in 2005 and we do not expect to make further donations to the Community Foundation Silicon Valley for the foreseeable future. Stock-based compensation from employee grants was $0.3 million and $0.7 million, respectively, in the three and nine months ended September 30, 2006, compared to $0.2 million and $1.0 million, respectively, in the three and nine months ended September 30, 2005.
     Interest expense decreased by $22,000, or 26%, and increased by $25,000, or 14%, for the three and nine months ended September 30, 2006, respectively, due primarily to interest expense on additional capitalized lease obligations.
     Other income (expense), net increased by $0.6 million and $1.0 million for the three and nine months ended September 30, 2006, respectively, due to larger invested cash balances and higher interest rates. For the three and nine months ended September 30, 2006, other income (expense), net also included $0.2 million and $0.1 million, respectively, of income related to changes in the fair value of our convertible preferred stock warrants under FSP 150-5. Upon the completion of the our initial public offering, which occurred on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded.
     The benefit for income taxes was $1.9 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, compared to a provision of $0.1 million and $0.0 million for the same periods in 2005, respectively, due to changes in our effective tax rate as a result of releasing our valuation allowance in the fourth quarter of 2005.
     Net loss increased by $1.5 million, or 115%, for the three months ended September 30, 2006 as compared to the same period in 2005. Net loss increased by $3.8 million, or 149%, for the nine months ended September 30, 2006 as compared to the same period in 2005.

Liquidity and Capital Resources

	Nine Months
	Ended September 30,
	2005	2006
Consolidated Statements of Cash Flows Data:
Capital expenditures	$8,392	$16,531
Depreciation and amoritzation	4,270	7,332
Cash flows from operating activities	1,219	(1,794)
Cash flows from investing activities	(8,147)	(16,531)
Cash flows from financing activities	1,103	(2,657)
     As a result of the completion of our initial public offering in October 2006, we raised approximately $80.9 million of proceeds, net of the underwriters’ discount, which is not reflected in the table above. We anticipate that our current cash and cash equivalents balances and cash generated from operations, along with the net proceeds we received from our initial public offering will be sufficient to meet our working capital requirements, capital lease obligations, expansion plans and technology development projects for at least the next 18 months. The adequacy of these resources to meeting our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.
     Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of bank and related-party loans. We had cash and cash equivalents of $18.2 million as of September 30, 2006, a decrease from $39.2 million as of December 31, 2005. The decrease in our cash and cash equivalents as of September 30, 2006 was due to the payment of our seasonally high accounts payable and accrued liabilities balances at December 31, 2005 and to the investment in website infrastructure and production equipment to accommodate our growth during the nine months ended September 30, 2006.
     Our industry is competitive and has recently endured periods of intense price competition. Because we plan to finance our operations and capital expenses largely through our operations, and because our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources. Increased competition could do so both by reducing our revenues and net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend cash on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, we must increase many of our expenses, including some capital expenses and some sales and marketing expense, in advance of anticipated higher future revenues. However, such increased expenses, while intended to support anticipated increases in future revenues, must be funded from current capital resources or from borrowings or equity financings. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources. We have incorporated the strategies and expenses associated with targeting online customers overseas in our plans and believe they will be similar to those we have had in North America.
     We anticipate capital expenditures of $20 million to $25 million for the remainder of 2006 and through 2007, approximately 50% of which we expect will be used to add manufacturing capacity. These expansion plans, while significant, are not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We expect that such capital expenditures will increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

     Operating Activities. For the nine months ended September 30, 2006, net cash used in operating activities was $1.8 million, primarily due to our net loss of $6.4 million and the net change in operating assets and liabilities of $1.2 million, adjusted for non-cash items including $7.3 million of depreciation and amortization expense, $4.1 million of benefit for income taxes, $1.6 million of stock-based compensation and $0.9 million for charitable contribution expense related to our September 2006 donation of 65,000 shares to Community Foundation Silicon Valley. We do not expect to make additional donations to Community Foundation Silicon Valley in the foreseeable future.
     For the nine months ended September 30, 2005, net cash provided by operating activities of $1.2 million was due to our net loss of $2.6 million and the net change in operating assets and liabilities of $2.1 million, adjusted for non-cash items including $4.3 million of depreciation and amortization expense and $1.8 million of stock-based compensation.
     Investing Activities. For the nine months ended September 30, 2006, cash used in investing activities was $16.5 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware, capital expenditures for production equipment for our manufacturing and production operations at our Hayward, California facilities, and capitalized website development costs related to projects that were placed into service.
     For the nine months ended September 30, 2005, net cash used in investing activities was $8.1 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware, capital expenditures for production equipment for our manufacturing and production operations at our Hayward, California facilities, and capitalized website development costs related to projects that were placed into service.
     We expect to have ongoing capital expenditure requirements to support our growing website infrastructure and to meet production and manufacturing requirements. We expect capital expenditures to be between $20 million and $25 million for the remainder of 2006 and through 2007.
     Financing Activities. For the nine months ended September 30, 2006, we used $2.7 million for the payment of $1.0 million of capitalized lease obligations and $1.7 million of IPO related costs. Our financing activities for the nine months ended September 30, 2005 provided cash of $1.1 million primarily from $2.6 million of term loan proceeds offset by $1.4 million of capitalized lease obligations.
Off-Balance Sheet Arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. We are currently evaluating the impact, if any, of SAB 108 on our consolidated financial statements.

     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for the Company as of January 1, 2008. We are currently evaluating the impact, if any, of FAS 157 on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact, if any, of FIN 48 on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Credit Risk. We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents and carried at cost, which approximates market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity.
     As of December 31, 2005 and September 30, 2006, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
Inflation. We do not believe that inflation has had a material effect on our current business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because we have not yet completed our remediation of the material weaknesses and significant deficiencies in internal control over financial reporting which were identified in connection with the audit of our 2005 consolidated financial statements for the year ended December 31, 2005 and the review of our 2006 quarterly financial statements for the quarter ended June 30, 2006 and disclosed in our Registration Statement on Form S-1 (File No. 333-135426), as amended (the “S-1”), our disclosure controls and procedures were ineffective as of September 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

     Our management has implemented the following remedial actions to date to address the material weaknesses and significant deficiencies identified in the S-1: (1) hiring a corporate controller and additional experienced financial personnel; (2) modifying our website system controls to remove the capability of our customer service personnel to take certain actions related to our prepaid print plans and clarifying our policies related to our prepaid print plans for our personnel; (3) modifying our controls to include an additional review of fixed assets accounting; (4) implementing formal procedures to control employee access to systems and information; (5) creating procedures for the additional testing of our information technology systems; and (6) continuing to improve the skills, knowledge and experience available to us for the preparation and review of our net income (loss) per share and tax provision, additional training of our finance and accounting personnel, and, with respect to our tax provision, utilizing additional outside tax consultants to assist us in interpreting and applying income tax accounting literature.
     Management continues to work on and believes that it has made progress towards remediating the material weaknesses and significant deficiencies disclosed in the S-1. We intend to complete our remediation efforts with respect to these material weaknesses and significant deficiencies during the fourth quarter of 2006. However, we cannot assure you that the measures we have taken, or will take, to remediate these material weaknesses and significant deficiencies will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses or significant deficiencies. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses and significant deficiencies discussed above.
Limitation on Effectiveness of Controls
     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 29, 2006, our former Chief Financial Officer, Virender Ahluwalia, sued Shutterfly in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claims that he is entitled to exercise stock options for an additional 15,535 shares of our common stock because his vesting schedule should be deemed to have started one year earlier than the date stated in Shutterfly’s corporate records. In addition, plaintiff claims that we initially advised him that withholding taxes were not due at the time of exercise of his nonqualified stock options to purchase 277,139 shares of our common stock in 2005, but that we later modified that tax advice, extended his option exercise date, and required that he make provision for the applicable withholding taxes at the time of exercise of such options. The plaintiff claims he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. He also claims that our calculation of the fair market value of the shares increased his tax liability. The plaintiff is seeking compensatory and punitive damages. In October 2006, we filed a Petition to Compel Arbitration and to stay the litigation pending arbitration, and the plaintiff has now stipulated to arbitration of the dispute. We dispute the plaintiff’s claims, believe that we have meritorious defenses and intend to vigorously defend this action. At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.
     In addition, in the ordinary course of our business, we are also subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any other currently pending legal proceeding to which we are a party is likely to harm our business, results of operations, cash flows or financial condition.
ITEM 1A. RISK FACTORS
Our net revenues, operating results and cash requirements are affected by the seasonal nature of our business.
     Our business is seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated approximately 49% of our net revenues for 2005 in the fourth quarter of 2005, and the net income that we generated during the fourth quarter of 2005 was necessary for us to achieve profitability on an annual basis for 2005. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season in anticipation of higher sales volume in that period, including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our reputation and brand will suffer and the market price of our common stock would likely decline.
     In addition, we base our operating expense budgets on expected revenue trends. A portion of our expenses, such as office leases and various personnel costs, are fixed and are based on our expectations of our peak levels of operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenues may cause significant variation in operating results in any quarter.
     Our limited operating history makes it difficult to assess the exact impact of the seasonal factors on our business or whether or not our business is susceptible to cyclical fluctuations in the U.S. economy. In addition, our rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.
If we are unable to meet our seasonal production requirements, our net revenues and results of operations would be harmed.
     We face significant production risks, particularly at peak holiday seasons, including the risks of identifying and hiring sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of

2005 was seasonal personnel hired on a temporary basis. We have had difficulties in the past with finding a sufficient number of qualified seasonal employees. We believe that we must significantly grow our current production capability to meet our projected revenue targets and, to date, have not yet identified or built out locations for the additional production capacity we expect to need beginning in 2007. We expect to invest between $20 million and $25 million in capital expenditures for the remainder of 2006 and through 2007. Our inability to meet our seasonal production requirements could lead to customer dissatisfaction and reduced net revenues. Moreover, if the costs of meeting production requirements were to increase, our results of operations would be harmed.
Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.
     Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly operating results to fluctuate include:
•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our website and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases, particularly our high-volume customers from whom we derive a high proportion of our net revenues;

•	our ability to sustain our profit margins, particularly our ability to sell to consumers additional photo-based products such as photo books, calendars and cards;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or website;

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays, particularly Easter;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under newly adopted accounting standards;

•	consumer preferences for digital photography services; and

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products.
     Based on the factors cited above, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common stock may decline.

We have incurred operating losses in the past and may not be able to sustain profitability in the future. Recent accounting changes may make it more difficult for us to sustain profitability.
     We have periodically experienced operating losses since our inception in 1999, and we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year to enable us to generate net income during the fourth quarter. This net income is necessary for us to achieve profitability on an annual basis. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, as a publicly-traded company, we are subject to the Sarbanes-Oxley Act of 2002, which will require that our internal controls and procedures be compliant with Section 404 of the Sarbanes-Oxley Act, which we expect to be costly and could impact our results of operations in future periods. In addition, the Financial Accounting Standards Board now requires us to follow Statement No. 123 (revised 2004), “Share Based Payment,” or SFAS No. 123R. Under SFAS No. 123R, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received beginning in the first quarter of their 2006 fiscal year. We expect that we will continue to use stock options to attract, incentivize and retain our employees and will therefore incur the resulting stock-based compensation expense, which will continue to adversely affect our operating results in future periods.
We have a limited operating history, which makes it difficult to evaluate our business and prospects.
     Our company was formed in April 1999, and we have only a limited operating history on which investors can base an evaluation of our business and prospects. As an e-commerce company in the early stage of development, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
•	maintain and increase our number of customers;

•	maintain and enhance our brand;

•	maintain and grow our website and customer operations;

•	enhance and expand our products and services;

•	successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology and information processing systems;

•	continue to enhance our service to meet the needs of a changing market;

•	provide superior customer service;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.
     We may be unable to accomplish one or more of these things, which could cause our business to suffer. In addition, accomplishing one or more of these things might be very expensive, which could harm our financial results.
We may have difficulty managing our growth and expanding our operations successfully.
     We have grown from 157 employees as of March 31, 2005 to 266 employees as of September 30, 2006, with website operations, offices and customer support centers in Redwood City, California and a production facility in Hayward, California. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure, and will likely require that we add an additional production facility in a different geographic location. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.
     If we are unable to manage future expansion, we may not be able to implement improvements to our controls, policies and systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to provide a high-quality customer experience could be compromised, which would damage our reputation and brand and substantially harm our business and results of operations.
If we fail to remedy the material weaknesses and significant deficiencies in our internal control over financial reporting, we may be unable to timely and accurately record, process and report financial data, fail to meet our periodic reporting obligations or have material misstatements in our financial statements.
     In connection with the audit of our 2005 consolidated financial statements for the year ended and as of December 31, 2005 and the review of our 2006 quarterly financial statements for the quarter ended June 30, 2006, our independent registered public accounting firm identified three control deficiencies that represent material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weaknesses in our internal control over financial reporting are as follows:
•	We did not maintain effective controls to ensure adequate analysis, documentation, reconciliation and review of accounting records and supporting data. Specifically, we did not maintain effective controls to ensure that accruals and accounts payable were completely and accurately recorded in the proper period. We believe this occurred primarily because of insufficient management oversight and because several positions in our accounting and finance organization were unfilled or were staffed by temporary personnel unfamiliar with our policies and procedures. In addition, some personnel performing these functions did not have an appropriate level of accounting knowledge, experience and training. This control deficiency resulted in audit adjustments to our 2005 consolidated financial statements.

•	We did not maintain effective controls over the completeness and accuracy of revenue and deferred revenue to prevent our personnel from reinstating expired prepaid print plans. Under our prepaid print plans, we offer customers the opportunity to purchase in advance larger quantities of prints at a discounted price from our current list price for prints. Our lack of controls resulted in the overstatement of revenue and understatement of deferred revenue. This control deficiency resulted in audit adjustments to our 2005 consolidated financial statements.

•	We did not maintain effective controls over the accounting for income taxes, including the completeness and accuracy of our deferred income tax assets and liabilities and the related provision for income taxes. Specifically, we did not maintain effective controls to properly estimate and reconcile the change in our deferred tax assets and liabilities in the calculation of our income tax provision or properly calculate the applicable tax rate to be applied to income on an interim basis. This control deficiency required us to restate our financial statements for the first quarter of 2006 and make adjustments to our financial statements for the second quarter of 2006, which adjustments were identified by our registered independent public accounting firm.
     These control deficiencies could result in a misstatement of our accounts that would result in a material misstatement of our annual or interim financial statements that might not be prevented or detected. We had not yet completed all of our remediation efforts with respect to these material weaknesses and control deficiencies as of September 30, 2006.
     In addition, our independent registered public accounting firm identified five control deficiencies that did not rise to the level of material weaknesses but did represent significant deficiencies in our internal control over financial reporting. These significant deficiencies related to our failure to properly account for fully depreciated assets; our lack of sufficient, adequately trained finance personnel; our failure to maintain sufficient access controls as well as documentation and management oversight of our information technology systems; and our failure to properly calculate the weighted average shares outstanding for our diluted earnings per share calculation.
     We have taken or plan to take the following steps, among others, to strengthen our internal control processes to address these material weaknesses and significant deficiencies: (1) hiring a corporate controller and additional experienced financial personnel; (2) modifying our website system controls to remove the capability of our customer service personnel to take certain actions related to our prepaid print plans and clarifying our policies related to our prepaid print plans for our personnel; (3) modifying our controls to include an additional review of fixed assets accounting; (4) implementing formal procedures to control employee access to systems and information; (5) creating procedures for the additional testing of our information technology systems; and (6) continuing to improve the skills, knowledge and experience available to us for the preparation and review of our net income (loss) per share and tax provision, additional training of our finance and accounting personnel, and, with respect to our tax provision, through hiring additional tax accounting personnel and by continuing to utilize additional outside tax consultants to assist us in interpreting and applying income tax accounting literature.
     We cannot assure you that the measures we have taken, or will take, to remediate these material weaknesses and significant deficiencies will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses or significant deficiencies. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses and significant deficiencies discussed above. These control weaknesses could result in material misstatements of our annual or interim financial statements that would not be prevented or detected. Any such failure would also adversely affect management’s assessment of our disclosure controls and procedures, required with the filing of our quarterly and annual reports and as disclosed in Part I, Item 4 of this report, and the results of periodic management evaluations and the annual attestation reports regarding the effectiveness of our internal control over financial reporting that our independent registered public accounting firm will be required to provide when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act for 2002 become applicable to us, which is currently scheduled to occur beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, to be filed in the first quarter of 2008. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of our financial statements. The need to restate our financial statements could cause us to fail to meet our reporting obligations. Such events could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
Competitive pricing pressures, particularly with respect to 4×6 print pricing and shipping, may harm our business and results of operations.
     Demand for our products and services is sensitive to price. Many external factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.
     Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. For example, in the second quarter of 2005, certain of our competitors reduced the list prices of their 4×6 prints from $0.29 to $0.12. In response, we lowered the list price of our 4×6 prints to $0.19 in order to remain competitive. A drop in our 4×6 prices, due to competitive pressures or otherwise, without a corresponding increase in volume would negatively impact our net revenues and could adversely affect our gross margins. In addition, we reduced the list price for our 4×8 prints from $0.59 to $0.49 in October 2006, which could adversely affect our net revenues and gross margins in future periods.
     In addition, we generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 19% of our net revenues in 2005 and approximately 23% of our net revenues in the first nine months of 2006. We believe that these results are consistent with our seasonal historical trends. Many online businesses, including Shutterfly, offer discounted or free shipping during promotional periods and usually based upon a minimum purchase requirement as a means of attracting or retaining customers. In the event that free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement and become commonplace, our net revenues and results of operations would be negatively impacted. In addition, many online businesses, including Shutterfly, make offers for free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.
We face intense competition from a range of competitors and may be unsuccessful in competing against current and future competitors.
     The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, many of which have significantly longer operating histories, larger and broader customer bases, greater brand recognition and greater financial, research and development and distribution resources than we do.
     These competitors include:
•	Online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, Sony’s ImageStation and others;

•	“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services, such as in-store fulfillment and self-service kiosks for printing, and that may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

•	Regional photography companies such as Wolf Camera and Ritz Camera that have established brands and customer bases in existing photography markets;

•	Internet portals and search engines such as Yahoo!, AOL, Google and CNET that offer broad-reaching digital photography and related products and services to their large user bases;

•	Home printing service providers such as Hewlett-Packard, Epson and Canon, that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace; and

•	Photo-related software companies such as Adobe, Apple, Microsoft, Corel and others.
     The numerous choices for digital photography services can cause confusion for consumers, and may cause them to choose to use one of our competitors, many of whom may have greater name recognition than we do. In addition, some of our competitors that are seeking to establish an online presence may be able to devote substantially more resources to website and systems development. Also, larger, more established and better capitalized entities may acquire, invest in or partner with traditional and online competitors. We may also face competition from new entrants that are well funded and that may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may also seek to develop new products, technologies or capabilities that could render obsolete or less competitive many of the products, services and content that we offer, which could harm our business and results of operations.
If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.
     The primary costs in operating our business are related to producing prints, shipping products, acquiring customers and compensating our personnel, and if we are unable to keep these costs aligned with the level of revenues that we generate, our results of operations would be harmed. The challenge in controlling our business costs is made more difficult by the fact that many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy prices. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs.
Interruptions to our website, information technology systems, print production processes or customer service operations could damage our reputation and brand and substantially harm our business and results of operations.
     The satisfactory performance, reliability and availability of our website, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer satisfaction. We currently have scheduled software releases three times a quarter that require us to take the website down. The scheduled down times are planned at non-peak hours, typically at midnight. Also, during the third quarter of 2006 there were two instances where customers were not able to log into their accounts for a short period of time due to technical issues. Any interruptions that result in the unavailability of our website or reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our website during the holiday season, and any interruption that occurs during such time would have a disproportionate impact than if it occurred during a different quarter.
     Because we depend in part on third parties for the implementation and maintenance of certain aspects of our communications and printing systems, and because many of the causes of system interruptions or interruptions in the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our business interruption insurance policies do not address all potential causes of business interruptions that we may experience, and any proceeds we may receive from these policies in the event of a business interruption may not fully compensate us for the revenues we may lose.
The loss of key personnel and an inability to attract and retain additional personnel could affect our ability to successfully grow our business.
     We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives.
     We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or may be required to pay increased compensation in order to do so, and our failure to attract and retain qualified personnel could impair our ability to implement our business plan.
If we are unable to attract customers in a cost-effective manner, or if we were to become subject to e-mail blacklisting, traffic to our website would be reduced and our business and results of operations would be harmed.
     Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our website and promote our products, including the payment of fees to third parties who drive new customers to our website, purchased search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our website. We also use e-mail and direct mail to offer free products and services as a means of attracting customers, and offer substantial pricing discounts as a means of encouraging repeat purchases. Our methods of attracting customers can involve substantial costs, regardless of whether we acquire new customers. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts may negatively impact our results of operations. If we are unable to enhance or maintain the methods we use to reach consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our website would be reduced and our business and results of operations would be harmed.
     In addition, various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or “spam.” Some of these entities maintain blacklists of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. If we become subject to blacklisting, it could impair our ability to market our products and services, communicate with our customers and otherwise operate our business.
We may not succeed in promoting, strengthening and continuing to establish the Shutterfly brand, which would prevent us from acquiring new customers and increasing revenues.
     A component of our business strategy is the continued promotion and strengthening of the Shutterfly brand. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote the Shutterfly brand, we may fail to substantially increase our net revenues. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts.
     Our ability to provide a high-quality customer experience also depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers and third-party Internet and communication infrastructure providers. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service and United Parcel Service, to deliver our products to customers. Strikes or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our products are also subject to damage during delivery and handling by our third-party shippers. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop Shutterfly as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.
The success of our business depends on continued consumer adoption of digital photography.
     Our growth is highly dependent upon the continued adoption by consumers of digital photography. The digital photography market is rapidly evolving, characterized by changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service announcements and changing consumer demands and behaviors. To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer. Moreover, we face significant risks that, if the market for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current products and services may become unattractive, which would likely result in the loss of customers and a decline in net revenues and/or increased expenses.
Purchasers of digital photography products and services may not choose to shop online, which would harm our net revenues and results of operations.
     The online market for digital photography products and services is less developed than the online market for other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to attract additional online consumers to our website and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:
•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products; and

•	inconvenience associated with returning or exchanging purchased items.
If purchasers of digital photography products and services do not choose to shop online, our net revenues and results of operations would be harmed.

If affordable broadband access does not become widely available to consumers, our revenue growth will likely suffer.
     Because our business currently involves consumers uploading and downloading large data files, we are highly dependent upon the availability of affordable broadband access to consumers. Many areas of the country still do not have broadband access, and the cost of broadband access may be too expensive for many potential customers. To the extent that broadband access is not available or not adopted by consumers due to cost, our revenue growth would likely suffer.
If the single facility where substantially all of our computer and communications hardware is located fails or if our single production facility fails, our business and results of operations would be harmed.
     Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at a single third-party hosting facility in Santa Clara, California, and our single production facility is in Hayward, California. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Hayward is located on, and Sunnyvale is located near, a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We do not presently have redundant systems in multiple locations, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan currently in place.
Capacity constraints and system failures could prevent access to our website, which could harm our reputation and negatively affect our net revenues.
     Our business requires that we have adequate capacity in our computer systems to cope with the high volume of visits to our website. As our operations grow in size and scope, we will need to improve and upgrade our computer systems and network infrastructure in the ordinary course of business to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our net revenues will increase.
     Our ability to provide high-quality products and service depends on the efficient and uninterrupted operation of our computer and communications systems. If our systems cannot be expanded in a timely manner to cope with increased website traffic, we could experience disruptions in service, slower response times, lower customer satisfaction, and delays in the introduction of new products and services. Any of these problems could harm our reputation and cause our net revenues to decline.

If we are not able to reliably meet our data storage and management requirements, customer satisfaction and our reputation could be harmed.
     As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage hundreds of terabytes of data. This results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements increases, our results of operations would be harmed.
Our technology, infrastructure and processes may contain undetected errors or design faults that could result in decreased production, limited capacity or reduced demand.
     Our technology, infrastructure and processes may contain undetected errors or design faults. These errors or design faults may cause our website to fail and result in loss of, or delay in, market acceptance of our products and services. If we experience a delay in a website release that results in customer dissatisfaction during the period required to correct errors and design faults, we would lose revenue. In the future, we may encounter scalability limitations, in current or future technology releases, or delays in the commercial release of any future version of our technology, infrastructure and processes that could seriously harm our business.
We currently depend on third party suppliers for our photographic print paper, printing machines and other supplies, which exposes us to risks if these suppliers fail to perform under our agreements with them.
     We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4×6 prints. We have an agreement with Fuji that expires in September 2007, but if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We also purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services, and this competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur incremental costs, which could harm our operating results.
If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer. In addition, we may need to expand beyond our current customer demographic to grow our business.
     Although historically we have focused our business on consumer markets for silver halide prints, such as 4×6 prints, and photo-based products, such as photo books and calendars, we intend to address, and demand may shift to, expanding into new products and services. In addition, we believe we may need to address additional markets and expand our customer demographic in order to further grow our business. We may not successfully expand our existing services or create new products and services, address new market segments or develop a significantly broader customer base. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition, and results of operations.
We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.
     The operation of our business and growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments. If cash on hand and cash generated from operations and from our initial public offering are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.
We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.
     A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, technologies or services. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations. We have no current plans, agreements or commitments with respect to any future acquisitions.
Our net revenues and results of operations are affected by the level of vacation and other travel by our customers, and any declines or disruptions in the travel industry could harm our business.
     Because vacation and other travel is one of the primary occasions in which our customers utilize their digital cameras, our net revenues and results of operations are affected by the level of vacation and other travel by our customers. Accordingly, downturns or weaknesses in the travel industry could harm our business. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Events or weakness in the travel industry that could negatively affect the travel industry include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, safety concerns, including terrorist activities, inclement weather and airline bankruptcies or liquidations. In addition, high gasoline prices may lead to reduced travel in the United States. Any decrease in vacation or travel could harm our net revenues and results of operations.
Failure to adequately protect our intellectual property could substantially harm our business and results of operations.
     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features and functionalities or to obtain and use information that we consider proprietary, such as the technology used to operate our website, our production operations and our trademarks.
     As of September 30, 2006, we had 14 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot assure you that any of our pending applications will be granted. In addition, third parties could bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.
     Our primary brand is “Shutterfly.” We hold registrations for the Shutterfly service mark in our major markets of the United States and Canada, as well as in the European Community, Mexico, Japan, Australia and New Zealand.

An additional application for the Shutterfly mark is pending in Brazil. Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or one of our other marks. Any claims or customer confusion related to our marks could damage our reputation and brand and substantially harm our business and results of operations.
If we become involved in intellectual property litigation or other proceedings related to a determination of rights, we could incur substantial costs, expenses or liability, lose our exclusive rights or be required to stop certain of our business activities.
     A third party may sue us for infringing its intellectual property rights. In addition, we have in the past received claims, and in the future a third party may claim, that we have improperly obtained or used its confidential or proprietary information. Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.
     The cost to us of any litigation or other proceeding relating to intellectual property rights, whether or not initiated by us and even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts from growing our business. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.
     Alternatively, we may be required to, or decide to, enter into a license with a third party. For example, in May 2005, we entered into a settlement and license agreement to resolve litigation brought by a third party with respect to our alleged infringement of its patents. Under the terms of the agreement, we agreed to pay the third party a total of $2.0 million, and we received a license to its patents. Any future license required under any other party’s patents may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues and harm our results of operations and possibly prevent us from generating revenues sufficient to sustain our operations.
The inability to acquire or maintain domain names for our website could substantially harm our business and results of operations.
     We currently are the registrant of the “Shutterfly” mark in numerous jurisdictions and of the Internet domain name for our website, Shutterfly.com, as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. If we lose the ability to use our Shutterfly mark in a particular country or our domain name, we could be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations.
     Furthermore, the regulations governing domain names and laws protecting trademarks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or our current brand. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly in all of the countries in which we currently or intend to conduct business.
Our net revenues may be negatively affected if we are required to charge sales taxes in additional jurisdictions or other taxes on purchases.

     We do not collect or have imposed upon us sales or other taxes related to the products and services we sell, except for certain corporate level taxes and sales tax in California, Nevada and Pennsylvania where we have a tax nexus. However, additional states or one or more countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any country or state in which we do business that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.
     Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions. Moreover, a number of states in the United States, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect additional sales and use taxes from purchasers. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
     We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.
Legislation regarding copyright protection or content interdiction could impose complex and costly constraints on our business model.
     Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content. Although our website’s terms of use specifically require customers to represent that they have the right and authority to reproduce the content they provide and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, pornographic, hateful, racist, scandalous, obscene or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction which could substantially harm our business and results of operations.
Our practice of offering free products and services could be subject to judicial or regulatory challenge.
     We regularly offer free products as an inducement for customers to try our products. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers — for example, that customers are required to pay shipping, handling and/or processing charges to take advantage of the free product offer — we may be subject to claims from individuals or governmental regulators that our free offers are misleading or do not comply with applicable legislation, which claims may be expensive to defend and could divert management’s time and attention. If we become subject to such claims in the future, or are required or elect to curtail or eliminate our use of free offers, our results of operations may be harmed.
Our failure to protect the confidential information of our customers and networks against security breaches and the risks associated with credit card fraud could damage our reputation and brand and substantially harm our business and results of operations.
     A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. For example, a majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their e-mail address. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information. Any compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.
     In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.
Changes in regulations or user concerns regarding privacy and protection of user data could harm our business.
     Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.
Expansion of our international operations will require management attention and resources and may be unsuccessful, which could harm our future business development and existing domestic operations.
     To date, we have conducted limited international operations, but we intend to expand into international markets in order to grow our business. These expansion plans will require management attention and resources and may be unsuccessful. We have limited experience in selling our products to conform to local cultures, standards and policies. We may have to compete with local companies which understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities in the foreign market. We do not have experience establishing such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business to be harmed.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations will likely increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.
     The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and will require that we maintain effective internal control over financial reporting. This can be difficult to do. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. We have a substantial effort ahead of us to implement and maintain appropriate processes, document the system of internal control over relevant processes, assess their design, remediate any deficiencies identified, including the three material weaknesses and five significant deficiencies identified by our independent registered public accounting firm in connection with the audit of our 2005 consolidated financial statements and the review of our financial statements for the quarter ended June 30, 2006, and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts will also involve substantial accounting related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.
     Under the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Stock Market, we are required to maintain a board of directors with a majority of independent directors. These rules and regulations may make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of Nasdaq rules, and officers will be significantly curtailed.
Our stock price may be volatile or may decline regardless of our operating performance.
     The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
     In addition, the stock markets, and in particular The NASDAQ Global Market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, it could have substantial costs and divert resources and the attention of management from our business.
Some provisions in our restated certificate of incorporation and restated bylaws and Delaware law may deter third parties from acquiring us.
     Our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:
•	our board is classified into three classes of directors, each with staggered three-year terms;

•	only our chairman, our chief executive officer, our president or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders may take action only at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors may be filled only by our board of directors and not by stockholders;

•	our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

     These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.
     In addition, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     From December 31, 2005 through September 30, 2006, we granted stock options to purchase 2,160,198 shares of our common stock at prices ranging from $10.00 to $14.20 per share to our employees and directors under our 1999 Stock Plan. During such period, we issued and sold an aggregate of 46,180 shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $1.41 per share pursuant to exercises of options granted under our 1999 Stock Plan. In addition, in September 2006, we issued (i) 61,057 shares of our series A preferred stock upon the net exercise of outstanding warrants, which series A preferred stock converted into 61,057 shares of our common stock upon the completion of our initial public offering on October 4, 2006 and (ii) 65,000 shares of our common stock to Community Foundation Silicon Valley, a California non-profit public benefit corporation.
     The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with Shutterfly, to information about Shutterfly.
Use of Proceeds
     The S-1 relating to our initial public offering was declared effective by the SEC on September 28, 2006, and the offering commenced the same day. J.P. Morgan Securities Inc. acted as the sole book-running manager for the offering and Piper Jaffray & Co. and Jefferies & Company, Inc. acted as co-managers of the offering.
     The securities registered were 5,800,000 shares of common stock, plus 870,000 additional shares to cover the underwriters’ over-allotment option. The underwriters’ over-allotment option expired on October 28, 2006 and was not exercised by the underwriters. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $100,050,000. We sold 5,800,000 shares of our common stock for an aggregate offering price of $87,000,000, and the offering has terminated.
Expenses incurred in connection with the issuance and distribution of the securities registered were as follows:
•	Underwriting discounts and commissions — $6,090,000

•	Other expenses — $2,443,000

•	Total expenses — $8,533,000
     Other expenses and total expenses are estimates. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $78.5 million.

     As of September 30, 2006, we had not completed our initial public offering and, therefore, none of the net proceeds of the offering had been used as of such date. However, we intend to use the net proceeds of the offering for general corporate purposes, including working capital and potential capital expenditures for manufacturing and website infrastructure equipment and new and existing manufacturing facilities. We expect our capital expenditures to be between $20 million and $25 million for the remainder of 2006 and through 2007, which will be funded by a combination of our cash and cash equivalents, expected cash flows from operations and the net proceeds from the offering. We expect to spend approximately half of this amount to purchase manufacturing equipment, obtain new manufacturing facilities and on improvements to our new and existing manufacturing facilities, with the remainder to be allocated for the purchase of website infrastructure equipment. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
     Our management will retain broad discretion in the allocation and use of the net proceeds of our initial public offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On September 5, 2006 our stockholders took the following actions by written consent:
1.	Adoption of a Certificate of Amendment to our Restated Certificate of Incorporation to add an additional exclusion from the definition of “Additional Shares of Common Stock” for a charitable gift. The form of the Certificate of Amendment was filed as Exhibit 3.02(B) to the S-1. As of September 5, 2006, the votes received were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Preferred Stock:	12,587,454	-0-	-0-
Series F:	1,353,730	-0-	-0-
2.	Adoption of our Restated Certificate of Incorporation, which was filed with the Delaware Secretary of State on October 4, 2006 upon the closing of our initial public offering. The form of the Restated Certificate of Incorporation was filed as Exhibit 3.03 to the S-1. As of September 5, 2006, the votes received (on an as-converted to common stock basis) were as follows:

Type of Stock	Shares For	Shares Against	Shares Abstaining
Common and Preferred Stock:	12,885,928	-0-	-0-
Preferred Stock:	12,587,454	-0-	-0-
3.	Adoption of our Restated Bylaws. The form of the Restated Bylaws was filed as Exhibit 3.05 to the S-1. As of September 5, 2006, the votes received (on an as-converted to common stock basis) were as follows:

Shares For	Shares Against	Shares Abstaining
12,884,928	1,000	-0-

4.	Adoption of our 2006 Equity Incentive Plan. A copy of the 2006 Equity Incentive Plan was filed as Exhibit 10.03 to the S-1. As of September 5, 2006, the votes received (on an as-converted to common stock basis) were as follows:

Shares For	Shares Against	Shares Abstaining
12,885,928	-0-	-0-
5.	Approval of a form Indemnity Agreement to be entered into with our officers and directors. The form of Indemnity Agreement was filed as Exhibit 10.01 to the S-1. As of September 5, 2006, the votes received (on an as-converted to common stock basis) were as follows:

Shares For	Shares Against	Shares Abstaining
12,884,928	1,000	-0-
6.	Approval of an increase to the number of shares of our common stock that are reserved and available for issuance under our 1999 Stock Plan. As of September 5, 2006, the votes received (on an as-converted to common stock basis) were as follows:

Shares For	Shares Against	Shares Abstaining
12,884,928	1,000	-0-
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.02(B)	Amendment to Restated Certificate of Incorporation of Shutterfly, Inc., dated as of September 6, 2006.*

3.03	Restated Certificate of Incorporation of Shutterfly, Inc.*

3.04	Bylaws of Shutterfly, Inc.*

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

*	Incorporated herein by reference to the corresponding exhibit of the S-1

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: November 7, 2006	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold,
President and Chief Executive Officer

Dated: November 7, 2006	By:	/s/ Stephen E. Recht
Stephen E. Recht,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.02(B)	Amendment to Restated Certificate of Incorporation of Shutterfly, Inc., dated as of September 6, 2006.*

3.03	Restated Certificate of Incorporation of Shutterfly, Inc.*

3.04	Bylaws of Shutterfly, Inc.*

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

*	Incorporated herein by reference to the corresponding exhibit of the S-1.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.