Form 10-K
period 2006-12-31
SHUTTERFLY INC
filed 2007-03-20
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33031

SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Bridge Parkway, Suite 101 Redwood City, California (Address of Principal Executive Offices)	94065 (Zip Code)

Registrant’s telephone number, including area code
(650) 610-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0001 Par Value Per Share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the last business day of our most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the Nasdaq Global Market on September 29, 2006.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2007

Common stock, $0.0001 par value per share	24,003,116 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this reports, as specified in the responses to the item numbers involved:

Designated portions of the Proxy Statement relating to the 2007 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Shutterfly, Inc.

PART I

Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS.

Overview

We are an Internet-based social expression and personal publishing service that enables consumers to share, print and preserve their memories by leveraging our technology, manufacturing, web-design and merchandising capabilities. Today, our primary focus is on helping consumers manage their memories through the powerful medium of photos. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print and preserve their memories in a creative and thoughtful manner.

Consumers use our products and services to stay connected to their friends and family, to organize their memories in a single location, to tell stories and to preserve their memories for themselves and their children. Our customers purchase physical products both for their own personal use and for giving thoughtful and personalized gifts such as photo books, calendars, greeting cards and other photo-based products and merchandise.

We currently generate revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards, other photo-based merchandise and high-quality prints (ranging in size from wallet to jumbo-sized 20×30 enlargements). We manufacture these items in our Hayward, California manufacturing facility. We have also announced that we are opening a new manufacturing plant in Charlotte, North Carolina, which is planned to be operational by the fourth quarter 2007. By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.

Our high-quality products and services and the compelling online experience we create for our customers, together with our focus on continuous innovation, have earned us numerous third-party accolades and, more importantly, have allowed us to establish a premium brand. We believe that we realize the benefits of a premium brand through high customer loyalty, low customer acquisition costs and premium pricing.

Our customers are a central part of our business model. They generate most of the content on our service by uploading their photos and storing their memories. In addition, they share their photos electronically with their friends and families, extending and endorsing our brand and creating a sense of community. Finally, by giving Shutterfly-branded products to colleagues, friends and loved ones throughout the year, customers reinforce the Shutterfly brand. Through these various activities, our customers create a viral network of new users and customers.

In addition to driving lower customer acquisition costs through viral marketing, our customers provide input on new features, functionalities and products. Close, frequent customer interactions, coupled with significant investments in sophisticated integrated marketing programs, enable us to fine-tune and tailor our promotions and website presentation to specific customer segments. Consequently, customers are presented with a highly personalized Shutterfly shopping experience, which helps foster a unique and deep relationship with our brand.

Our corporation was formed in 1999 and we have experienced rapid growth since launching our service in December 1999. Since inception though December 2006, we have fulfilled more than 14.7 million orders, sold approximately 450 million prints and stored between approximately 1-2 billion of our consumers’ photos in our image archives. According to industry sources, in 2006, Shutterfly.com had approximately 29 million unique visitors.

Vision and Mission

Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.

We believe that people have an intrinsic desire for social expression, as they wish to capture and share their experiences and pass them on to future generations. Since the beginning of humankind, people have shared detailed stories of their lives through visual expression. Today, with the evolution of digital cameras and technology, millions of people around the world are capturing their memories and communicating in deeper, more meaningful ways.

We believe people will continue to take pictures of important moments in their lives across various touch points throughout the year, including vacations, weddings, birthdays, anniversaries, graduations, family reunions and holidays. Our products and services make sharing, printing and preserving those memories easy, convenient and fun, and allow for our customers to be more thoughtful and creative with their memories. As our customers share these joyous memories, either digitally through our sharing service or physically through giving personalized photo-based gifts, they are enhancing their personal relationships, creating more joy in the world and making the world a better place.

Industry Overview

Historically, preserving photos and creating original, thoughtful compilations of memories was a difficult, expensive, manual, time-consuming and often inconvenient process for consumers. As a result of these constraints, the desire for easy, convenient, versatile, affordable and trusted online photo services has emerged.

Until the widespread adoption of the Internet and digital cameras, there were significant inefficiencies and quality limitations associated with capturing, developing, processing, storing, editing and sharing images. Photos had to be stored in physical form and were vulnerable to deterioration, destruction or loss. Most people chose the limited option of storing their 4x6 prints in shoeboxes or simple photo albums because photography-related markets — including film processing, photo printing and scrapbooking — either did not exist or were not well-integrated. In particular, convenient options for photo production, storage and sharing were very limited; consumers had to settle for ordering duplicate 4x6 prints from either mail-order or local processing labs with varied capabilities and often poor quality control. Furthermore, the “shoebox” approach created significant difficulties for consumers in organizing their photos and limited their ability to be thoughtful and creative with their memories. The photo-related industries had not found a way to capitalize on the public’s need to preserve memories across generations in a secure, convenient, creative and engaging manner.

Internet and digital photo-based technology enables consumers to create an archive of memories that extends beyond photos to include highly personalized, more engaging products and services that can be protected and preserved for future generations. We believe that the key forces driving the expansion of the market for these products and services are:

•	Proliferation of digital cameras and penetration of high-speed connectivity. The growing use of digital cameras, largely driven by price decreases, has increased the demand for online photo-printing services. High-bandwidth, high-speed Internet access has spurred the integration of the Internet into daily life and provides consumers with improved performance and speed for sharing information, especially large files sizes such as digital images. Industry sources estimate that in 2005, worldwide shipments of digital cameras reached approximately 94 million units, a 27% increase from the approximately 74 million units shipped in

2004. Industry sources estimate that by the end of 2006, there will be more than 1 billion Internet users worldwide. In the U.S., industry sources estimate that approximately 58 million households have both Internet connectivity and a digital camera.

•	Increasing convenience and quality of online photo services. Online photo services provide multiple advantages over at-home or retail printing. Although at-home photo printing is instantaneous, it requires an investment in a printer, photo paper and ink, resulting in a much higher cost per print and is time consuming. In addition, the quality rendered is usually inferior compared to commercially produced prints. Retail printing, while offering higher quality than at-home printing, requires the consumer to make a trip to the retail establishment to pick up his or her prints. Both at-home and retail printing can produce prints of inconsistent quality, have a limited variety of photo-based products and few or no personalization options, and require the consumer to handle shipping or delivery of the product to the final recipient, often with additional costs in time and money.

In contrast, online photo services conveniently provide a wide variety of customized, high-quality photo-based products delivered directly to consumers’ doorsteps.

•	Growing consumer desire to find easy, hassle-free ways to generate personalized content. Consumers are interested in creating highly customized and personalized photo-based products and merchandise to preserve their precious memories, express their creativity and make gift giving more personal and thoughtful. Improvements in software and photo editing tools have enabled consumers to modify their photos quickly and easily using a personal computer. Consumers are now able to create digital compilations of memories that were previously only possible through a physical and more time-consuming process.

•	Participation in online communities. Consumers have become increasingly comfortable with using the Internet as a forum for sharing and publishing information in open or permission-based networks. Many of the most popular online communities include user-generated, rich-media content such as photos and videos because of visual content’s inherent ability to communicate more powerfully than the written word.

Addressable Markets

Digital cameras, digital image processing and the Internet have dramatically changed the photo-related services market, and have created entirely new ways for consumers to capture, edit, enhance, organize, find, share, create, print and preserve images. In particular, the range and quality of printed photos, photo-based products, photo-based merchandise and ancillary products have expanded and improved significantly, while associated production costs and the time required to create this output have decreased dramatically. Consequently, companies like Shutterfly are now addressing a wide variety of consumer needs and multiple, large markets in ways not possible with earlier technology.

We currently address several adjacent markets related to consumers’ desire to be thoughtful and creative with their memories. These include, but are not limited to:

•	Greeting cards and stationery. According to the Greeting Card Association’s website, U.S. consumers purchase approximately 7 billion greeting cards each year, generating nearly $7.5 billion in retail sales. More than 90 percent of all U.S. households buy greeting cards, with the average household purchasing 30 individual cards per year. The Greeting Card Association also reports that nine out of ten Americans say they look forward to receiving personal letters and greeting cards because cards allow them to keep in touch with friends and family and make them feel they are important to someone else.

•	Scrapbooks. According to a 2004 survey by Creating Keepsakes and Craftrends magazine, the U.S. scrapbook industry was approximately $2.55 billion in 2004, up 27.8% from 2001. Additionally, approximately 61% of scrapbookers have at least a college degree and spend almost three hours a week assembling their memories into scrapbooks.

•	Calendars. A 2002 guide published by the Calendar Marketing Association estimated that 500 million calendars are produced annually in the United States and that approximately 98% of American households have at least one calendar.

•	Photo prints. Industry sources estimate that the worldwide market for digital photo prints was approximately $38 billion in 2005, growing to approximately $107 billion in 2009, and the U.S. market for digital photo prints was approximately $10 billion in 2005, growing to approximately $30 billion in 2009. In addition, industry sources predict that in the United States, photos ordered over the Internet for mail delivery will grow from approximately $424 million in 2005 to approximately $1.9 billion in 2009.

•	Photo-based merchandise. Photo-based merchandise is a substantial market opportunity that includes any product that can be customized with the imprint of a digital image. Photo-based merchandise includes, but is not limited to, mugs, mouse pads, bags, puzzles, playing cards and apparel.

We generally characterize our products as either “personalized products and services” (formerly called “non print”) or “prints”. Our personalized products and services revenues are derived from sales of greeting cards, calendars, photobooks, and ancillary products such as scrapbooking accessories and other photo-based merchandise, and the related shipping revenue from these sales, while our print revenues are derived from sales of photo prints and the related shipping revenue from these sales. In 2004, 2005 and 2006, our personalized products and services revenues represented approximately 35%, 42% and 51% of our total net revenues, respectively, and our print revenues represented approximately 65%, 58% and 49% of our total net revenues, respectively.

The addressable market for our products and services includes every person who enjoys the memories created by digital photographic devices such as cameras, camera cell phones or camcorders. Although photofinishing products and services are purchased by a broad consumer base, we believe that women, in particular, play a key role in many photo-based purchasing decisions. The U.S. Census Bureau reports that there were approximately 42 million women age 25-44 in 2005, and, according to industry sources during 2002, more than 85% of women 18 years and older identified themselves as the principal shopper in their household. Securing the loyalty of this core consumer base represents a sizable market opportunity.

Value for Our Customers

Creating value for our customers is the basis for our success. We offer customers easy, convenient and fun ways to:

•	share and preserve memories for family, friends and themselves;

•	organize all of their photos in a safe and easily accessible location;

•	maintain emotional connections with friends and family, despite being time-constrained, through thoughtful and personal photo-based communications and gifts; and

•	achieve satisfaction and self-expression through creativity and telling stories via photos and personalized photo-based products and services.

We accomplish this through providing the following benefits to our customers:

Broad offering.  We offer a wide variety of premium products to customers, including prints, and photo-based products that include, but are not limited to, greeting cards, calendars, photo books, mugs, mouse pads, frames, photo albums and scrapbooking accessories. In addition, we provide a number of valuable tools and services, such as the ability to upload and edit photos online, share photos with friends and family and store an unlimited number of photos on our system at no cost. With many creative options from which to choose, we enable customers to become engaged in the Shutterfly experience and feel a sense of pride in their creations.

Exceptional quality and service.  We have built strong relationships with our customers who trust us to preserve and protect their memories in a central storage repository. We enable customers to enhance, share and make projects with their photos at their convenience. Our focus on ease of use, image quality, secure photo storage, high-quality products and first-rate packaging has established Shutterfly as a premium brand. Our customers have come to expect the best quality and service from us. This trust is maintained by fast, consistent fulfillment times, responsive customer service and continuous innovation.

Customer-focused approach.  The entire Shutterfly customer experience reflects our customer-centered approach. Membership is free and offers customers the ability to upload, edit, store and share an unlimited number of photos. Membership is not required to view friends’ and family’s shared pictures, which can be viewed with a simple click. We conveniently mail orders to our customers’ homes or offices, or directly to a gift recipient. We also offer a year-round direct-mail greeting card service where customers upload their electronic address books to Shutterfly and we mail their cards and party invitations on their behalf. We take special care to focus on our customers’ requests for new features and functionality, products and services.

The Shutterfly Solution

We have developed a portfolio of products and services along with specialized manufacturing capabilities that allow us to offer consumers an easy, convenient and fun way to enjoy, share and preserve their memories. We satisfy traditional consumer needs — by introducing consumers to new forms of communication and creative expression through our website features and functionality, photo prints, and personalized photo-based products and services. We also provide photo printing, storing and sharing. We believe that many people are intimidated by the process of creating photo-based products or merchandise or fear that it will take too much work. We believe that we have removed much of the difficulty and intimidation of the process and have made it easy and enjoyable. In addition to these consumer benefits, we believe that our business model is supported by the following characteristics:

Viral network effect.  We benefit from a viral network in several ways. When our existing customers upload and share their personal memories through photos, they are providing compelling user-generated content that attracts their friends and family to our website, thus enlarging our network of users and potential customers. This implicit endorsement, coupled with user-friendly policies, such as not requiring share recipients to register to view pictures, reinforces our trusted brand and leads to lower customer acquisition costs. In addition, as our customers create and give thoughtful and unique physical gifts such as greeting cards, calendars and photo books, these products create numerous opportunities for potential customers to interact with our brand. Many of our customers also use our website to create community-oriented products such as a photo book celebrating a school play or a yearbook for their children’s soccer team, and they often proactively introduce and sell these items to larger groups of potential new customers. As our products and services delight our customers, they often become enthusiastic evangelists for Shutterfly and introduce our products and services to their friends and family through word-of-mouth referrals and endorsements.

Attractive target demographics reflected in our loyal customer base.  We send a survey every month to approximately 5,000 of our customers. We select customers who have made varying numbers of purchases from us historically and who have purchased products from us within the prior 30 days. We typically receive a response rate of approximately 15%. Based upon these surveys, we believe that our current customer base fits the following profile: approximately 84% female, approximately 63% in the 25-44 age range and approximately 53% with children. Our surveys also indicate that the average household income of our customers is greater than $75,000. Our customers have described themselves as being interested in maintaining personal connections with friends and family, wanting to tell stories, wishing to preserve their memories for themselves and their children and wanting an offering that is intuitive and easy to use. As a result, we believe that they are looking for an easy and convenient way to be both thoughtful and creative with their memories. Our customers use our website to share, enhance and preserve memories from vacations, holidays and family events and to create gifts for events such as birthdays, weddings, anniversaries, Halloween, Hanukkah, Christmas, Valentine’s Day, Easter, Mother’s Day and Father’s Day. We believe that our customer loyalty is also aided by high switching costs. If a customer were to leave Shutterfly, he or she would have to spend significant time uploading and organizing photos on a new service.

Premium pricing power.  We believe that we are able to maintain premium pricing power for many of our products because of our market position and the loyal customer base we have created. We believe that our market position and loyal customer base exist because we have differentiated ourselves in the marketplace by delivering high-quality products, outstanding customer service, an intuitive and easy user experience and continuous innovation across our products and services.

Deep understanding of our customers.  Customer insights are an important source of new product and service innovation for us, and we continually strive to understand our customers’ needs in order to improve customer satisfaction. We invest significant time and resources to understand and address the needs of our customers through market research, focus groups, customer surveys, usability testing, customer response to promotions and customer service interactions. We believe a coordinated focus on understanding the customer allows us take measures to increase customer loyalty, consumer awareness of Shutterfly, customer satisfaction and repeat purchases.

Vertical integration and superior technology.  We derived approximately 90% of our net revenues in 2006 from products we manufactured in our Hayward, California facility. Our vertically integrated and highly technical manufacturing approach is essential to our quality control, agility in rolling out new products and ability to secure capacity at critical peak demand periods. We believe that vertical integration provides us with quality, cost, flexibility and innovation advantages, including:

•	greater consistency and quality of output;

•	increased ability to control and optimize costs for raw materials and production;

•	fully automated image processing and print scheduling;

•	more flexibility to provide rapid, responsive order fulfillment and processing;

•	assured high-quality capacity, even during peak demand such as the fourth quarter holiday season;

•	additional insights into new and existing photo products and production processes;

•	rapid prototyping, testing and refinement of new products and services; and

•	the ability to address customer inquiries quickly.

We have devoted more than six years to developing our proprietary software, technology and production systems that we believe give us an advantage over our competitors. It is our intention to continue investing in and protecting our proprietary technology, platforms and processes that help us differentiate ourselves from the competition and control costs.

Our Growth Strategy

Our goal is to grow our business, build a premium lifestyle brand and become the leading online provider of products and services dedicated to improving the sharing and preservation of personal memories via social expression and personal publishing. We believe the combination of our focus, our dedication to customers and the benefits we derive from our vertically integrated production facilities will allow us to profitably capture a significant share of our addressable markets. In addition to strong consumer trends supporting our business — such as the proliferation of digital cameras, higher broadband penetration and greater adoption of Internet related e-commerce and communication services — we believe our growth will be supported by the following initiatives:

Expand customer base.  We intend to expand our customer base and continue to promote the Shutterfly brand. We will leverage existing channels, which include word-of-mouth referrals from existing customers, print advertising, catalogs, online advertising, search engine marketing and complementary strategic alliances with other e-commerce companies such as Amazon.com, Scholastic, David’s Bridal and HSN.

Expand product and service offerings.  We will continue to innovate in order to increase the breadth and depth of our products and services, including prints, photo-based products, photo-based merchandise and ancillary products. For example, in the past 18 months, we have launched numerous new products, including canvas prints, keepsake boxes, desk organizers, multi-media DVD slideshows, magnets, coasters, year-at-a-glance calendars, tiled mugs, playing cards, puzzles, scrapbooking supplies and frames. We have also made numerous enhancements to our photo books, including new covers, layouts, page designs, and licensed content for children’s character-themed photobooks including Sesame Street®, Clifford the Big Red Dog®, Angelina Ballerina®, and Thomas the Tank Engine®. In addition to new products, we have created new services, including: the ability to search, tag and organize photos; the launch of Shutterfly Studio, our consumer software application that allows for uploading, organizing, printing, sharing and editing from the desktop; a redesigned and easier to use website; a new store that makes shopping easier and more accessible; and dozens of new borders that customers can use to enhance their pictures, cards and photo books.

Increase sales to existing customers.  We intend to increase both average order size and repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different holidays and life events and increasing our cross-selling and up-selling activities.

Leverage vertical integration.  We will continue to invest in making our business even more vertically integrated by adding additional in-house production capabilities. We believe this will allow us to extend our objectives to provide the highest quality products and services at the lowest possible costs, to provide exceptional fulfillment and customer service, even at peak demand periods, and to continue to innovate rapidly with new products and services.

Develop new lines of business.  We intend to continue to leverage our existing systems and capabilities to develop additional adjacent lines of business. For example, our Pro Gallery service, targeted to professional photographers, provides end-to-end fulfillment services, including hosting online photo galleries and providing the printing, payment and order fulfillment functions. For our Pro Gallery line of business, we earn revenues from annual gallery maintenance fees, individual print orders and a transaction fee.

In addition, in 2006, partnering with Scholastic, Inc. we launched Picture Perfect Language Arts, a program to help teachers offer new ways to build students’ skills in language arts through the powerful medium of photos. The program, developed for kindergarten through third grade teachers, combines Shutterfly’s experience in digital photography and personal publishing with Scholastic’s education expertise to offer a new perspective on teaching language arts while bringing more creativity into the classroom.

International expansion.  We intend to develop additional business opportunities through international expansion, targeting consumers in key geographies where digital camera penetration is high and where Internet usage and e-commerce are widespread.

Products and Services

Using the Shutterfly service is easy, convenient and fun. Our website is designed to be simple, uncluttered and inviting, and we work continuously to enhance the customer experience of the website, while also improving ease of use. In the second half of 2006, Shutterfly announced the first phase of our innovative personal publishing platform, which includes:

•	an easy-to-use AJAX-based, drag-and-drop website experience;

•	enhanced sharing and personalization features;

•	a significantly expanded product offering, with many form factors and design choices;

•	a wide variety of background designs;

•	dozens of collage formats on our greeting-cards; and

•	licensed content and customized storybooks.

There are only five navigational “tabs,” which correspond to the primary activities offered by the website — Add Pictures, View & Enhance, Share Online, Order Prints and Shutterfly Store. If consumers decide to either upload pictures or purchase products, they register on the website and begin the following process:

Upload.  Customers can upload digital photos from their computer to our website one at a time, many at once through simple drag-and-drop or by using Shutterfly Studio, our new photo organization software. There are no limits to photo file sizes and the upload processes are accelerated by multi-threading, which enables photos to be uploaded simultaneously, thereby reducing image upload times. Unlike some competitive services, we do not compress image files as part of the upload process, which we believe preserves quality and photo resolution.

Organize and find.  Customers initially upload their photos into user-defined albums. We offer multiple ways to further organize and find pictures. For example, customers can automatically sort photos within albums by upload date, photo titles or original filenames. Additionally, customers can quickly search for photos in a number of ways, including by text, date taken, upload date and images ordered on prints or specified products. Customers can also use our “favorites” function to tag their favorite photos with a star rating system on both the website and within Shutterfly Studio.

View and enhance.  Once photos have been uploaded to Shutterfly, customers can choose to view their photos in a variety of ways, including photo slideshows. To improve picture quality, customers also have access to our free online editing and image enhancement tools. In addition to cropping and red-eye removal, we offer a variety of creative options, such as saturating photos with additional color or changing color shots to black-and-white or sepia. Customers are also able to choose from a wide variety of photo borders. We offer free customized back printing on photos and the option to add captions to many of our products. Customers can view and enhance their photos online or on their desktop via Shutterfly Studio, which easily integrates with our website. Shutterfly Studio provides advanced viewing and enhancing capabilities such as full screen slideshows, cropping, red-, blue- and green-eye removal, sharpening, auto adjustments and captioning.

Create.  We enable customers to create a variety of personalized products from their photos, including prints in wallet, 4×6, 5×7, 8×10, 11×14, 16×20 and 20×30 sizes, greeting cards, calendars, photo books and other photo-based products and merchandise. Our highly-interactive, design-it-yourself “creation paths” help even first-time customers make professional-looking, high-quality prints and products. Customers can easily design each product by following simple step-by-step instructions and using intuitive features, such as dragging and dropping an image into a template. Our technology then generates an image of the customer’s product on screen so that customers can make any desired design choices or changes and then view the final product to ensure satisfaction before purchase. Customers can also save in-process projects and return to them at a more convenient time to finish and purchase.

Recent enhancements made possible from innovations in our personal publishing platform include:

•	a significantly expanded product offering, with many form factors and design choices including personalized photo covers with printing on the spine, 8x8 Story Books and 12x12 Memory Books;

•	a wide variety of background designs including 70 pre-set style templates organized across popular “life occasions” such as Wedding, Travel, Birthday, Baby, Kids, Class Year Book, Recipe Book, Portfolio and Journal;

•	dozens of collage formats on our greeting-cards;

•	licensed content such as Clifford the Big Red Dog®, Thomas the Tank Engine® and Angelina Ballerina®; and

•	customized storybooks featuring Sesame Street® and the ABC’s.

Share.  We enable our customers to share images in several different ways. Customers can e-mail friends, family and colleagues a link to an individual album that can be viewed as a slideshow of images. In order to view those images, e-mail recipients simply click on the URL link in the e-mail and view images immediately without the need to register with Shutterfly. Recipients can then order prints or save them into their own album. Similarly, customers can share their photobooks electronically by sending an e-mail to friends and family with a link to a photobook project, thereby improving the ease of photobook development and collaboration, and sharing of personalized content. Yet another way to share photos is by creating a Shutterfly Collection, which is linked to a personal web address that is powered by Shutterfly. This allows customers to store and share an unlimited number of photo albums. Customers can invite friends and family to view the photos, add additional photos and post comments to both albums and individual photos via the Guestbook feature. To ensure the privacy of Collections, we offer users optional password protection. Shutterfly customers can create up to two free Collections. We also sponsor seasonal and topical photo contests that promote sharing of photos by our customers. To save our customers time, we offer an easy way to copy names, e-mail addresses and mailing addresses from various software such as Outlook, Outlook Express, Entourage, Palm and Eudora into their Shutterfly address book.

Order and ship.  We provide convenient ordering and flexible shipping options. To order a product after it is created, the customer adds it to his or her shopping cart and completes the billing and shipping information. Shipping addresses can be typed in or easily added directly from a customer’s Shutterfly address book. When a picture or product is being ordered, we flag photos of poor quality, usually due to low resolution, to alert customers of potential quality issues. This helps ensure that a customer does not order an out-of-focus or poor quality picture. Customers can ship single orders to multiple recipients. We also offer several different shipping options, such as next-day, two-day or regular service. Standard turn-around times from the time an order is placed to the time it is shipped are one business day for most print orders and two business days for other photo-based products manufactured by Shutterfly. For our photo-based merchandise manufactured on our behalf by third parties, turn-around times vary, but generally range from two to five days from the time we receive the order and transmit it to our manufacturer. We also offer premium services for addressing, stamping and mailing greeting cards directly to recipients.

Archive.  We provide customers with unlimited storage of their photos, Collections and projects at no cost to the customer. Customers can also order a copy of their photos on a CD or DVD for an extra fee.

Marketing, Advertising and Promotion

We use a variety of integrated marketing programs, including advertising, direct marketing technologies, channels, methods and strategic alliances to attract and retain our customers. These methods include direct marketing over the Internet, e-mail marketing to prospects and existing customers, search engine marketing, and traditional direct marketing mailings such as postcards and seasonal catalogs. In addition, because many of our products are either shared via the Internet or given as gifts, the appearance of our brand on the products and packaging provides ongoing distribution as well as viral advertising.

We place advertisements that cater to women and families on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines. We also maintain an affiliate program under which we pay program participants for referral sales generated from hyperlinks to our website from the affiliate’s website and in promotional materials.

We maintain strategic alliances with complementary e-commerce companies. For example, we are the sole photo services provider to Amazon.com’s customers. We have other co-marketing and promotion arrangements with companies such as eTeamz, a leading website resource for parents, coaches and sports league administrators.

We also sponsor and manage photo contests as a turn-key offering for major corporations. In 2006, we conducted photo contests for 1-800-Flowers.com, Home Shopping Network, and Procter & Gamble. These corporations promote the photo contests to their own customers, which in turn introduces new users to Shutterfly.

In addition, from time to time we create co-branded versions of our website. In general, these arrangements involve payment of a commission to or revenue sharing with these companies for sales of our products and services generated through these websites.

Technology and Production Systems

We use a combination of proprietary and third-party technology, including the following:

Customer relationship management, or CRM, system.  Our integrated CRM system is comprised of various sophisticated tools designed to convert first-time customers into repeat buyers. We seek to increase average order sizes by expanding customer awareness, providing targeted, segmented offers to customers and encouraging cross- and up-selling. The system uses a variety of data, including website usage patterns, order size, order frequency, products purchased, seasonality factors, image upload and share usage, as well as customer satisfaction information. This data is continually updated and refreshed in a data warehouse, from which different customer segments are identified and modified on a continuing basis for targeted marketing communications.

By using this deep customer intelligence and ongoing analysis, we are able to offer customers a more personalized website experience and to target them with specific website promotions, discounts, specialized e-mail and direct mail offers. Our promotion engine generates special offers that are account specific and applied automatically at checkout. This enables us to run multiple offers at any given time that are targeted to specific customer profiles.

We are also able to dynamically assign visitors to test and control groups who are shown different versions of our service. This testing enables us to continuously optimize products, pricing, promotions and user interaction with our website. We are able to run multiple tests at once, which enables us to rapidly launch new products and services and enhances our financial results.

Website system.  Our website powers our service and e-commerce functionality. We have designed our user interface to be simple, uncluttered and inviting. There are only five navigational “tabs” that correspond to the primary activities offered by the website — Add Pictures, View & Enhance, Share Online, Order Prints and Shutterfly Store, which includes personalized product creation.

We have designed our website system to be highly available, secure and cost-effective. We can scale to increasing numbers of customers by adding relatively inexpensive industry-standard computers and servers. We have a strong commitment to our privacy policy, and we utilize technologies such as firewalls, encryption technology for secure transmission of personal information between customers’ computers and our website system and intrusion detection systems to ensure compliance with that policy.

Image archive.  We store our customers’ images in our image archive. Once a customer uploads a photo to our website, it is copied to multiple redundant systems, including an off-site copy. At present, our image storage capacity is hundreds of terabytes. We continue to expand our storage capacity to meet increasing customer demand. Our innovative storage architecture provides extremely low storage costs, facilitates the safe, secure archiving of customers’ images and delivers the speed and performance required to enable customers to access, enhance and edit their images in real-time.

When we store and archive a customer’s image, we do not alter the original image (for example, we do not reduce the data file size), which preserves the quality and integrity of the image. This also lets customers enhance the image using a duplicate, while giving them the ability to recall the original at any time.

Render farm.  Once a customer orders a photo or any photo-based product or photo-based merchandise, the render farm performs fully automated image processing on the image prior to production. The customer’s original uploaded image is retrieved from the image archive, and automatic algorithms enhance the color, contrast and sharpness of the image. The render farm also performs customer-requested edits such as crop, borders, customized back-printing and red-eye removal.

To ensure that output is of consistent quality, we apply our proprietary ColorSure technology during this render stage. ColorSure creates an automated mapping of the image’s specific attributes to the printer’s specific print calibrations and attributes, at which time the rendered image is scheduled for production. For example, this allows a photo that is printed on a 4x6 print to look the same as a photo printed on an enlargement or in a photo book, even if they are ordered at separate times.

Production system.  We operate our own production facility in Hayward, California, which we believe is one of the largest all-digital labs in the world. Our automated production system controls our bar code-driven production processes, including order management and pick, pack and ship operations. Using complex algorithms, the production system analyzes tens of thousands of orders daily and automates the workflow into our high-volume silver halide photofinishing machines and our state-of-the-art digital offset presses.

Competition

The market for digital photography products and services is large, evolving and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

•	online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, Sony’s ImageStation and others;

•	“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, which may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

•	regional photography companies such as Wolf Camera and Ritz Camera that have established brands and customer bases in existing photography markets;

•	Internet portals and search engines such as Yahoo!, AOL, Google and CNET that offer broad-reaching digital photography and related products and services to their large user bases;

•	home printing service providers such as Hewlett-Packard, Epson and Canon, that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace; and

•	photo-related software companies such as Adobe, Apple, Microsoft, Corel and others.

We believe the primary competitive factors in attracting and retaining customers are:

•	brand recognition and trust;

•	quality of products and services;

•	breadth of products and services;

•	user affinity and loyalty;

•	customer service;

•	ease of use;

•	convenience; and

•	price.

We believe that we compete favorably with respect to many of these factors, particularly customer trust and loyalty, quality and breadth of products and services, and customer service. None of our competitors offers a comparable value proposition, trusted brand or singular focus on customers. Many of our competitors promote their products on the basis of low prices or the convenience of same-day availability for digital photos printed in drugstores or other retail outlets. As a general matter, we currently plan to distinguish ourselves from such competitors principally on the basis of product quality and innovation, rather than price or same-day delivery.

The level of competition in our industry is likely to increase as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. These competitors have or could develop a variety of competitive advantages over us, including significantly longer operating histories; larger and broader customer bases; greater brand recognition; greater financial, research and development and distribution resources; and greater ability to acquire, invest in or partner with traditional and online competitors. Well-funded new entrants may choose to prioritize growing their market share and brand awareness instead of profitability. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

Intellectual Property

Protecting our intellectual property rights is part of our strategy for continued growth and competitive differentiation. We seek to protect our proprietary rights through a combination of patent, copyright, trade secret and trademark law. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information.

As of December 31, 2006, we had 15 issued patents, which expire at various dates between November 2019 and May 2025, and more than 30 patent applications pending in the United States. Our issued patents and patent applications relate generally to the user interface for our website, our computer network infrastructure and software, personalized photo-related products and automated workflow and digital printing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

We have in the past received claims, and in the future a third party may claim, that we have infringed its patent rights. This can result in litigation and/or require us to enter into a license agreement with a third party. For example, effective May 1, 2005, Shutterfly entered into a settlement and license agreement to resolve litigation with respect to alleged infringement of certain processes under U.S. patents relating to uploading, storing, sharing, accessing, downloading and/or requesting or obtaining digital images or prints of digital images or merchandise to which such images are applied. Under the terms of the agreement, Shutterfly paid $2.0 million for a license to certain patents, including a non-exclusive, fully-paid up, royalty-free, worldwide license to the patents underlying the litigation, and a mutual release of claims.

Our primary brand is “Shutterfly.” We hold registrations for the Shutterfly service mark in our major markets of the United States and Canada, as well as in the European Community, Mexico, Japan, Australia and New Zealand. We also hold “Shutterfly.com” Internet domain registrations in the United States, Mexico, Australia and New Zealand, and a “Shutterfly and Design” trademark, “Shutterfly Express”, “Shutterfly Collections” and “Postcards by Shutterfly” service mark registrations in the United States. An additional application for the Shutterfly mark is pending in Brazil. We also hold a registration for the “VividPics” service mark in the United States and Mexico, and have pending applications for additional marks, including “Shutterfly Studio”, a “Shutterfly Studio and Design” trademark, “Your pictures and more”, “Marking it personal”, and “Memory Vault”.

These brand registrations are a critical component of our marketing programs. If we lose the ability to use our Shutterfly mark in a particular country or our domain name, we could be forced to either incur significant additional expenses to market our products within that country or elect not to sell products in that country. In addition, regulations governing domain names and laws protecting trademarks and similar proprietary rights could change in ways that block or interfere with our ability to use our current brand and to acquire or maintain the domain names that utilize the name Shutterfly in all of the countries in which we currently or intend to conduct business.

Government Regulation

The legal environment of the Internet is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, is unclear in many cases. Accordingly, we often cannot be certain how existing laws will apply in the online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement. In particular, laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the United States and abroad.

Numerous laws have been adopted at the national and state level in the United States that could have an impact on our business. These laws include the following:

•	The CAN-SPAM Act of 2003 and similar laws adopted by a number of states. These laws are intended to regulate unsolicited commercial e-mails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices.

•	The Communications Decency Act, which gives statutory protection to online service providers who distribute third-party content.

•	The Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, which are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	Statutes adopted in the State of California require online services to report certain breaches of the security of personal data, and to report to California consumers when their personal data might be disclosed to direct marketers.

To resolve some of the remaining legal uncertainty, we expect new laws and regulations to be adopted over time that will be directly applicable to the Internet and to our activities. Any existing or new legislation applicable to Shutterfly could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in the use of the Internet in general.

We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that may be posted online.

Employees

As of December 31, 2006, we had 275 full time employees. Approximately 79 employees were engaged in engineering, 101 in photo lab operations, 39 in sales and marketing, 16 in customer service and 40 in general and administrative functions. During the peak holiday season, we obtain contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production day in the fourth quarter of 2006, we used more than 800 of these temporary workers to assist in our production and fulfillment operations during high-demand periods. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet website is located at http://www.shutterfly.com. The information on our website is not a part of this annual report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our SEC reports can be accessed through the investor relations section of our Internet website.

The public may also read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The Securities and Exchange Commission’s Internet website is located at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

Our net revenues, operating results and cash requirements are affected by the seasonal nature of our business.

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated approximately 53% of our net revenues for 2006 in the fourth quarter of 2006, and the net income that we generated during the fourth quarter of 2006 was necessary for us to achieve profitability on an annual basis for 2006. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season in anticipation of higher sales volume in that period, including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brand will suffer and the market price of our common stock would likely decline.

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

Our limited operating history makes it difficult to assess the exact impact of the seasonal factors on our business or whether our business is susceptible to cyclical fluctuations in the U.S. economy. In addition, our rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our results of operations in the future.

If we are unable to meet our seasonal production requirements, our net revenues and results of operations would be harmed.

We face significant production risks, particularly at peak holiday seasons, including the risks of obtaining and hiring sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2006 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees. We believe that we must significantly grow our current production capability to meet our projected revenue targets and, to date, have not yet identified or built out locations for the additional production capacity we expect to need beginning in 2007. We expect to invest between $25 million and $29 million in capital expenditures in 2007. Our inability to meet our seasonal production requirements could lead to customer dissatisfaction and reduced net revenues. Moreover, if the costs of meeting production requirements were to increase, our results of operations would be harmed.

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

We have periodically experienced operating losses since our inception in 1999, and we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year to enable us to generate net income during the fourth quarter. This net income is necessary for us to achieve profitability on an annual basis. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, as a publicly-traded company, we are subject to the Sarbanes-Oxley Act of 2002, which will soon require that our internal controls and procedures be compliant with Section 404 of the Sarbanes-Oxley Act, which we expect to be costly and could impact our results of operations in future periods. In addition, the Financial Accounting Standards Board now requires us to follow Statement No. 123 (revised 2004), “Share Based Payment,” or SFAS No. 123R. Under SFAS No. 123R, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received beginning in the first quarter of the 2006 fiscal year. We expect that we will continue to use stock options to attract, incentivize and retain our employees and will therefore incur the resulting stock-based compensation expense, which will continue to adversely affect our operating results in future periods.

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

As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage hundreds of terabytes of data. This results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds or expectations, our results of operations would be harmed.

Our data storage system could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our primary storage facilities are located near a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm our data storage system. If we experience disruption to our redundant systems located at our data storage center, such disruption could result in the deletion or corruption of customer stored images. For example, recently we experienced a loss of a small number of customer images due to an isolated server failure. We identified the cause of this isolated server failure and addressed it. We have also implemented new additional procedures for our multiple backup systems.

Interruptions to our website, information technology systems, print production processes or customer service operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our website, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer satisfaction. We currently conduct scheduled software releases and periodic site maintenance several times a quarter that require us to take the website down. The scheduled down times are planned at non-peak hours, typically at midnight. Any interruptions that result in the unavailability of our website or reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our website during the holiday season, and any interruption that occurs during such time would have a disproportionate impact than if it occurred during a different quarter.

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

We have grown from 190 employees as of January 1, 2006 to 275 employees as of December 31, 2006, with website operations, offices and customer support centers in Redwood City, California and a production facility in Hayward, California. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. To alleviate this strain we have announced that we are opening a new manufacturing and production plant in Charlotte, North Carolina, which is planned to be operational by the fourth quarter 2007. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. For example, in the second quarter of 2005, certain of our competitors reduced the list prices of their 4×6 prints from $0.29 to $0.12. In response, we lowered the list price of our 4×6 prints from $0.29 to $0.19 in order to remain competitive. A drop in our 4×6 prices, due to competitive pressures or otherwise, without a corresponding increase in volume would negatively impact our net revenues and could adversely affect our gross margins.

In addition, we generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 19% of our net revenues in 2005 and approximately 20% of our net revenues in 2006. We believe that these results are consistent with our seasonal historical trends. Many online businesses, including Shutterfly, offer discounted or free shipping during promotional periods and usually based upon a minimum purchase requirement as a means of attracting or retaining customers. In the event that free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement and become commonplace, our net revenues and results of operations would be negatively impacted. In addition, many online businesses, including Shutterfly, make offers for free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

We face intense competition from a range of competitors and may be unsuccessful in competing against current and future competitors.

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

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

Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development and distribution resources than we do. The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development, or to investments or partnerships with traditional and online competitors. Competitors that are well funded (particularly new entrants) may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may develop new products, technologies or capabilities that could render obsolete or less competitive many of the products, services and content that we offer. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

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

If the single facility where substantially all of our computer and communications hardware is located fails or if our production facility fails, our business and results of operations would be harmed.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at a single third-party hosting facility in Santa Clara, California, and our production facility is in Hayward, California. We are opening a new manufacturing and production plant in Charlotte, North Carolina, which is planned to be operational by the fourth quarter 2007. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Hayward is located on, and Sunnyvale is located near, a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We do not presently have redundant systems in multiple locations, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan currently in place.

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

The operation of our business and growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

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

If we fail to develop and maintain the adequacy of our internal controls, we may be unable to timely and accurately record, process and report financial data, fail to meet our periodic reporting obligations or have material misstatements in our financial statements. These events could lead to a decline in our stock price.

In connection with the audit of our 2005 consolidated financial statements for the year ended and as of December 31, 2005 and the review of our 2006 quarterly financial statements for the quarter ended June 30, 2006, our independent registered public accounting firm identified three control deficiencies that represented material weaknesses in our internal control over financial reporting. Specifically, we did not maintain effective controls to ensure adequate analysis, documentation, reconciliation and review of accounting records and supporting data, we did not maintain effective controls over the completeness and accuracy of revenue and deferred revenue to prevent our personnel from reinstating expired prepaid print plans, and we did not maintain effective controls over the accounting for income taxes, including the completeness and accuracy of our deferred income tax assets and liabilities and the related provision for income taxes. As of December 31, 2006, we had remediated the previously disclosed material weaknesses. However, we can give no assurance that further material weaknesses will not be identified in the future. If further material weaknesses in our internal control are identified, this could cause our investors to lose confidence in the accuracy and completeness of our financial reports, leading to a decline in our stock price.

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

As of December 31, 2006, we had 15 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties could bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties may sue us for infringing its intellectual property rights. In addition, we have in the past received claims, and in the future a third party may claim, that we have improperly obtained or used its confidential or proprietary information. Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.

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

We do not collect or have imposed upon us sales or other taxes related to the products and services we sell, except for certain corporate level taxes and sales tax in California, Nevada and Pennsylvania where we have a tax nexus. As of February 2007 we began collecting sales tax in North Carolina. However, additional states or one or more countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any country or state in which we do business that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

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

To date, we have conducted limited international operations, but we intend to expand into international markets in order to grow our business. These expansion plans will require management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with local companies which understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities in the foreign market. We do not have experience establishing such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business to be harmed.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and will require that we maintain effective internal control over financial reporting. This can be difficult to do. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. We have a substantial effort ahead of us to implement and maintain appropriate processes, document the system of internal control over relevant processes, assess their design, remediate any deficiencies, and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts will also involve substantial accounting related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.

Under the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Stock Market, we are required to maintain a board of directors with a majority of independent directors. These rules and regulations may make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors and officers, especially those directors who may be considered independent for purposes of Nasdaq rules, will be significantly curtailed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We maintain our corporate headquarters in Redwood City, California in a leased facility of approximately 48,384 square feet. The lease for this facility expires on May 31, 2010.

We maintain our production and fulfillment operations in Hayward, California in leased facilities totaling approximately 71,708 square feet. The lease for the facility for approximately 25,206 square feet expires on September 30, 2007. We have an option to extend the lease for five years and a first right of refusal to lease any immediately adjacent contiguous space. The leases for the other 46,502 square feet expire on July 31, 2010.

We have another production and fulfillment operations under construction in Charlotte, North Carolina in leased facilities totaling approximately 102,400 square feet. The lease for the facility commences on the later of April 30, 2007 or substantial completion of certain landlord’s work, and expires on last day of the eighty-ninth month thereafter. We have an option to extend the lease for three additional periods of either three or five years in length, and first rights of refusal to lease space in certain adjacent buildings.

We have certain temporary office and warehouse space in Charlotte, North Carolina in leased facilities totaling approximately 6,400 square feet. The lease for the space is month-to-month, commenced on March 1, 2007 and expires no later than July 31, 2007.

We believe that our existing facilities are adequate to meet our needs through the first half of 2007, although we expect to require additional corporate facilities to handle future growth. We believe that suitable additional space will be available in the future on commercially reasonably terms as needed.

ITEM 3.	LEGAL PROCEEDINGS.

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

In addition, in the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any other currently pending legal proceeding to which we are a party is likely to harm our business, results of operations, cash flows or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock has been traded on the NASDAQ Global Market under the symbol “SFLY” since September 29, 2006. As of March 9, 2007, there were approximately 316 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2006	High	Low

Third Quarter (September 29, 2006 only)	$16.73	$15.01
Fourth Quarter	$16.29	$12.05

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2006.

Use of Proceeds

The S-1 relating to our initial public offering was declared effective by the SEC on September 28, 2006 (Registration Statement File No. 333-135426), and the offering commenced the same day. J.P. Morgan Securities Inc. acted as the sole book-running manager for the offering and Piper Jaffray & Co. and Jefferies & Company, Inc. acted as co-managers of the offering.

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

Expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

•	Underwriting discounts and commissions — $6,090,000

•	Other expenses — $2,442,000

•	Total expenses — $8,533,000

None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $78.5 million.

Through December 31, 2006, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital and potential capital expenditures for manufacturing and website infrastructure equipment and new and existing manufacturing facilities. We expect our capital expenditures to be between $25 million and $29 million for 2007, which will be funded by a combination of our cash and cash equivalents, expected cash flows from operations and the net proceeds from the offering. We expect to spend approximately 40% to 50% of this amount to purchase manufacturing equipment and on improvements to our new and existing manufacturing facilities, with the remainder to be allocated for the purchase of website infrastructure equipment. We may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.

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

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated statements of operations data for the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of operations data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements not included in this annual report. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Net revenues	$123,353	$83,902	$54,499	$31,395	$16,009
Cost of revenues(1)	55,491	36,941	24,878	14,310	7,871

Gross profit	67,862	46,961	29,621	17,085	8,138
Operating expenses:
Technology and development(1)	19,087	13,152	7,433	4,970	4,039
Sales and marketing(1)	21,940	15,252	7,705	3,991	2,786
General and administrative(1)	19,216	13,657	10,126	5,629	4,421

Total operating expense	60,243	42,061	25,264	14,590	11,246

Income (loss) from operations	7,619	4,900	4,357	2,495	(3,108)
Interest expense	(266)	(367)	(471)	(392)	(478)
Other income (expense) net	2,387	(103)	81	9	12

Income (loss) before income taxes and cumulative effect of change in accounting principle	9,740	4,430	3,967	2,112	(3,574)
Benefit (provision) for income taxes(2)	(3,942)	24,060	(258)	(68)	(3)

Net income (loss) before cumulative effect of change in accounting principle(2)	5,798	28,490	3,709	2,044	(3,577)

Cumulative effect of change in accounting principle	—	442	—	—	—

Net income (loss)(2)	$5,798	$28,932	$3,709	$2,044	$(3,577)

Net income (loss) per share:
Basic	$0.67	$1.45	$—	$—	$(2.55)
Diluted	$0.56	$1.02	$—	$—	$(2.55)
Shares used in computing net income (loss) per share attributable to common stockholders:
Basic	8,622	3,255	2,231	1,574	1,404
Diluted	10,331	4,609	2,231	1,574	1,404

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Cost of revenues	$96	$28	$21	$3	$—
Technology and development	736	826	263	32	—
Sales and marketing	521	239	117	11	—
General and administration	947	2,217	1,790	124	20

	$2,300	$3,310	$2,191	$170	$20

(2)	During the fourth quarter of 2005, we concluded that it was more likely than not that we would be able to realize the benefit of our deferred tax assets in the future. Consequently, we recognized a non-cash tax benefit of $24.1 million in the fourth quarter of 2005 resulting primarily from the release of the entire net deferred tax valuation allowance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes” for a discussion of the uncertainty related to our deferred tax asset.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$119,051	$39,153	$13,781	$10,670	$3,658
Property and equipment, net	30,919	20,761	11,723	5,140	3,617
Working capital	102,165	22,687	690	2,002	(1,050)
Total assets	180,160	89,552	29,865	17,754	8,831
Capital lease obligations, less current portion	1,742	3,646	2,709	1,314	1,292
Preferred stock warrant liability	—	1,535	—	—	—
Redeemable convertible preferred stock	—	89,652	69,822	69,668	69,230
Total stockholders’ equity (deficit)	151,326	(27,262)	(59,568)	(65,333)	(67,752)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, our capital expenditures for 2007 and the sufficiency of our cash and cash equivalents balances and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

We currently generate revenues by selling photo-based products such as greeting cards, personalized calendars and professionally-bound photo books, and high-quality prints, ranging in size from wallet- to jumbo-sized 20x 30 enlargements. We currently manufacture all of these items in our Hayward, California manufacturing facility, and we are expecting to also manufacture these items in a new facility in Charlotte, North Carolina which is planned to be operational by the fourth quarter of 2007. By controlling the production process in these facilities, we are able to manufacture high-quality products, maintain a favorable cost structure and provide timely shipments to customers, even during peak demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.

During the third quarter of 2006, we augmented our photo book offering with three new square-book formats: the 12×12 Memory Book, the 8x8 Story Book and the 4x4 Brag Book. To help guide customers and jump-start the photo book creation process, we organized our design choices into popular “occasions” such as Wedding, Travel, Birthday, Baby, Kids, Class Year Book, Recipe Book, Portfolio and Journal. Within each occasion, we have created more than 70 pre-set style templates that include fonts, photo edges, page layouts and backgrounds — all to facilitate the photo book layout process for customers.

In the past 18 months, we have launched numerous new products, including canvas prints, keepsake boxes, desk organizers, multi-media DVD slideshows, magnets, coasters, year-at-a-glance calendars, tiled mugs, playing cards, puzzles, scrapbooking supplies and frames, as well as numerous enhancements to our photo books, including new covers, layouts, page designs, and licensed content for children’s character-themed photobooks including Sesame Street®, Clifford the Big Red Dog®, Angelina Ballerina®, and Thomas the Tank Engine®. In addition to new products, we have created new services, including: the ability to search, tag and organize photos; the launch of

Shutterfly Studio, our consumer desktop software application that allows for uploading, organizing, printing, sharing and editing from the desktop; a redesigned and easier to use website; a new store that makes shopping easier and more accessible; and dozens of new borders that customers can use to enhance their pictures, cards and photo books.

In 2006, partnering with Scholastic, Inc. we launched Picture Perfect Language Arts, a program to help teachers offer new ways to build students’ skills in language arts through the powerful medium of photos. The program, developed for kindergarten through third grade teachers, combines Shutterfly’s experience in digital photography and personal publishing with Scholastic’s education expertise to offer a new perspective on teaching language arts while bringing more creativity into the classroom.

We have experienced rapid growth since launching our service in December 1999. Since inception through December 2006, we have fulfilled more than 14.7 million orders, sold more than 450 million prints and stored between approximately 1-2 billion of our consumers’ photos in our image archives. According to industry sources, in 2006, Shutterfly.com had approximately 28.9 million unique visitors.

Basis of Presentation

Net Revenues.  We generate revenues primarily from the printing and shipping of photo-based products, such as photo books, cards and calendars, photo prints, photo-based merchandise, such as mugs, mouse pads and magnets, and ancillary products such as frames, photo albums and scrapbooking accessories. Revenues are recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders via our website and pay primarily using credit cards.

Our personalized products and services revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products and services, and the related shipping revenues from these sales. We believe our products and services are differentiated from other traditional photo processors by our personalized photo-based products and merchandise, which are key to attracting and retaining customers.

Our print revenues are derived from sales of our photo processing of digital images, including sales of 4×6 prints, and the related shipping revenues from these sales. Historically, average selling prices for prints have declined, and they may continue to decline in the future. For example, in the second quarter of 2005, a competitor reduced the list price of its 4×6 prints from $0.19 to $0.12. In response, we lowered the list price of our 4×6 prints from $0.29 to $0.19 in the fourth quarter of 2005. This decrease negatively affected our print revenues for the year ended December 31, 2006. List pricing for 4×6 prints has generally stabilized in the marketplace over the last year since we reduced our pricing. Further drops in our 4×6 prices, due to competitive pricing pressure or otherwise, without corresponding increases in volumes would negatively impact our net revenues and could adversely affect our gross margins.

To offset these price declines and continue to generate net income, we have continued to invest in large scale manufacturing technology to enable us to reduce the cost of manufacturing prints. We have also continued to recruit highly qualified personnel with specialized skills in print manufacturing. We believe that these strategies have allowed us, and will continue to allow us, to compete successfully with other companies in our industry. In addition, we continue to focus on diversifying our business towards the large and growing market for personalized products and services. Historically, a substantial majority of our revenues have been derived in the United States. For each of the years ended December 31, 2006, 2005, and 2004, approximately 98% of our revenue came from customers with billing addresses in the United States.

Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our revenues during the holiday season in the fourth quarter of the calendar year. We also typically experience increases in revenues during other shopping-related seasonal events, such as Mother’s Day, Father’s Day, Halloween and Easter. We generally experience lower net revenues during the first, second and third quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill orders for our products, usually one to three business days, order backlog is not material to our business.

To further understand revenue trends, we monitor several key metrics including:

Average Order Size.  Average order size is net revenues for a given period of time divided by the total number of customer orders recorded during that same period. We seek to increase average order size as a means of increasing net revenues. Average order size has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future.

Total Number of Orders.  We closely monitor total number of orders as an indicator of revenue trends. We recognize the revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met, which is consistent with our revenue recognition policy discussed in Critical Accounting Policies and Estimates below. Orders are typically processed and shipped within two business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and we anticipate that this trend may continue in the future.

Personalized Products and Services Revenues as Percentage of Net Revenues.  We strive to increase our personalized products and services revenues as a percentage of net revenues through the continued introduction and improvement of innovative quality products and services.

We believe the analysis of these metrics provides us with important information on our overall revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

Cost of Revenues.  Cost of revenues consist primarily of direct materials (the majority of which consists of paper and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment and third-party costs for photo-based merchandise. Cost of revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of capitalized website development costs. We capitalize eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force, or EITF, Issue No. 00-02, “Accounting for Website Development Costs.” Costs incurred in the development phase are capitalized and amortized in cost of revenues over the product’s estimated useful life.

Operating Expenses.  Operating expenses consist of sales and marketing, research and development and general and administrative expenses. We anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts, but as a percentage of net revenues will remain consistent with the recent historical percentages.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues for the period. We expect our general and administrative expense will increase in the near to intermediate term as we will incur additional legal and accounting costs in order to comply with regulatory reporting requirements and the Sarbanes-Oxley Act of 2002, as well as additional costs such as investor relations and higher insurance premiums.

Interest Expense.  Interest expense consists of interest costs recognized under our capital lease obligations and for borrowed money.

Other Income (Expense), Net.  Other income (expense), net consists primarily of the interest income on our cash accounts and the net income (expense) related to changes in the fair value of our convertible preferred stock warrants under FASB Staff Position, or FSP 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” adopted in July 2005. Under FSP 150-5, the warrants were subject to re-measurement at each balance sheet date, and changes in fair value were recognized as a component of other income (expense), net. Subsequent to the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock. Accordingly, the liability for the convertible preferred stock warrants was reclassified as common stock and additional paid-in capital and the warrants are no longer subject to re-measurement.

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

Our fiscal year end for federal and state tax purposes is September 30. As our fiscal year for financial reporting purposes is December 31, we plan on changing our fiscal year end for federal and state tax purposes to December 31 by filing short-period income tax returns for federal and state purposes covering October 1, 2006 through December 31, 2006. We do not expect this will have a material impact on our income tax provision. As of December 31, 2006, for federal and state tax purposes, we had approximately $43 million of federal and $41 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2008 for federal and state tax purposes, respectively.

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

Revenue Recognition.  We generate revenues primarily from the printing and shipping of prints, photo-based products, such as photo books, cards and calendars, photo-based merchandise, such as mugs, mouse pads and magnets, and ancillary products such as frames, photo albums and scrapbooking accessories. We generally recognize revenues from product sales upon shipment when persuasive evidence of an arrangement exists (typically through the use of a credit card or receipt of a check), the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders. We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued liabilities. During the year ended December 31, 2006, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are presented in net revenues. Production costs related to free products are included in costs of revenues upon redemption. Shipping charged to customers is recognized as revenues.

Inventories.  Our inventories consist primarily of paper, photo book covers and packaging supplies and are stated at the lower of cost on a first-in, first-out basis or net realizable value. The value of inventories is reduced by an estimate for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected sales, current market conditions and market trends.

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

Under SFAS No 123R, we estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

Results of Operations

	Year Ended December 31,
	2006	2005	2004

Net revenues	100%	100%	100%
Cost of revenues	45%	44%	46%

Gross profit	55%	56%	54%
Operating expenses:
Technology and development	15%	16%	14%
Sales and marketing	18%	18%	14%
General and administrative	16%	16%	19%

Income from operations	6%	6%	7%
Interest expense	0%	0%	1%
Other income (expense), net	2%	0%	0%

Income before income taxes	8%	6%	6%
Benefit (provision) for income taxes	(3)%	29%	0%

Net income	5%	35%	6%

Comparison of the Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)

Net revenues	$123,353	$83,902	47%
Cost of revenues	55,491	36,941	50%

Net revenues increased $39.5 million, or 47%, from 2005 to 2006. Revenue growth was attributable to the increases in both print and personalized products and services revenues. Personalized products and services revenues increased $27.2 million, or 77%, to $62.4 million from 2005 to 2006. Personalized products and services revenues were positively affected by increased sales of photo books, calendars, folded greeting cards and photo-based merchandise, which caused personalized products and services revenues to increase to 51% of revenues in 2006 from 42% in 2005. Print revenues increased $12.2 million, or 25%, to $60.9 million from 2005 to 2006. Print revenues were positively affected by increased sales volumes of 4x6 prints, but negatively affected by a decrease in 4x6 print average selling prices due to competitive pricing pressures. We reduced the list price of our 4x6 prints by 34% from $0.29 to $0.19 in the fourth quarter of 2005. Total orders increased 40% to 5,105,000 from 2005 to 2006. Average order size increased 5% to $24.16 per order from 2005 to 2006, a result of the increased sales of photo books which have higher prices.

Cost of revenues increased $18.6 million, or 50%, from 2005 to 2006. The cost of revenues increase was driven by the increased volume of shipped products. Cost of revenues as a percentage of net revenues increased by 1% from 2005 to 2006. The increase was the result of the 34% decline in the list 4x6 print prices, partially offset by the favorable impact of lower paper prices we negotiated in September 2005, lower shipping costs we negotiated in September 2006, and the reorganization of our workflows to achieve greater efficiencies which occurred during the third and fourth quarters of 2005.

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)

Technology and development	$19,087	$13,152	45%
Sales and marketing	21,940	15,252	44%
General and administrative	19,216	13,657	41%

Our technology and development expense increased $5.9 million, or 45%, from 2005 to 2006. The increase was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which increased by $3.1 million, as well as increased third-party hosting expenses which increased by $0.6 million. We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $1.8 million. In addition, stock-based compensation expense from employee grants was $0.7 million in 2006, compared to $0.8 million in 2005.

Our sales and marketing expense increased $6.7 million, or 44%, from 2005 to 2006. For 2006, personnel and related costs for employees and consultants increased by $1.9 million, and our expenditures incurred on customer acquisition and promotion costs increased by $4.6 million. In addition, stock-based compensation expense from employee grants was $0.5 million in 2006, compared to $0.2 million in 2005.

Our general and administrative expense increased $5.6 million, or 41%, from 2005 to 2006. Personnel and related costs increased by $1.6 million in 2006. While legal fees decreased by $0.8 million in 2006, accounting fees increased by $0.8 million. Consulting expenses increased by $0.8 million, while rent and related facilities charges increased by $1.0 million for 2006. Payment processing fees paid to third parties increased by $1.2 million during 2006 due to increased order volumes. In September 2006, we made a non-recourse, non-refundable contribution of 65,000 shares of common stock to Silicon Valley Community Foundation, a California non profit public benefit corporation, in order to establish the Shutterfly Foundation as a corporate-advised charitable fund within the Community Foundation, and recognized $0.9 million of charitable contribution expense for 2006. We intend to work with Silicon Valley Community Foundation to develop a charitable program dedicated to enhancing communities in the San Francisco Bay Area and around the world. We had no charitable contribution expense in 2005 and we do not expect to make further donations to the Silicon Valley Community Foundation for the foreseeable future. Stock-based compensation from employee grants was $0.9 million, in 2006, compared to $2.2 million in 2005.

Interest expense decreased by $0.1 million, or 28%, for 2006, due primarily to a decrease in interest expense on capitalized lease obligations.

Other income (expense), net increased by $2.4 million for 2006, due to larger invested cash balances and higher interest rates. For 2006, other income (expense), net also included $0.1 million of income related to changes in the fair value of our redeemable convertible preferred stock warrants under FSP 150-5. Upon the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded.

	Year Ended December 31,
	2006	2005
	(In thousands)

Income tax benefit (provision)	$(3,942)	$24,060
Effective tax rate	(40)%	494%

The provision for income taxes was $3.9 million for 2006, compared to a benefit of $24.1 million for 2005, due to changes in our effective tax rate as a result of releasing our valuation allowance in the fourth quarter of 2005.

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)

Income before income taxes and cumulative effect of change in accounting principle	$9,740	$4,430	120%
Net income	5,798	28,932	(80)%

Net income decreased by $23.1 million, or 80%, for 2006 as compared to 2005. Included in 2005 net income was a $24.1 million non-cash tax benefit due to releasing our net deferred tax valuation allowance in the fourth quarter of 2005. Net income for 2005 also increased by $0.4 million for a cumulative effect of a change in accounting principle related to the adoption of FSP 150-5 in July 2005. We believe that income before income taxes and cumulative effect of change in accounting principle is relevant and useful information to assist investors in comparing our performance between 2006 and 2005. Income before income taxes and cumulative effect of change in accounting principle increased by $5.3 million, or 120%, from $4.4 million in 2005 to $9.7 million in 2006. This increase was primarily attributable to our increased net revenues of $39.5 million, or 47%, from 2005 to 2006, partially offset by increased cost of revenues of $18.5 million, or 50%, increased technology and development expense of $5.9 million, or 45%, increased sales and marketing expense of $6.7 million, or 44%, and increased general and administrative expense of $5.6 million, or 41%, from 2005 to 2006.

Comparison of the Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Net revenues	$83,902	$54,499	54%
Cost of revenues	36,941	24,878	48%

Net revenues increased $29.4 million, or 54%, from 2004 to 2005, attributable to the increase in both personalized products and services and print revenues. Personalized products and services revenues increased from $18.9 million in 2004 to $35.2 million in 2005, an increase of $16.3 million, or 86%. The revenue growth for personalized products and services was more than twice the 37% growth in print revenues and caused personalized products and services revenues to increase to 42% of revenues in 2005 from 35% in 2004. 2005 represented the first full year of photo book sales, and we also added photo-based merchandise to our product offering. Print revenues increased from $35.6 million in 2004 to $48.7 million in 2005, an increase of $13.1 million or 37%. Print revenues were positively affected by increased 4×6 print sales and negatively affected by a decrease in 4×6 print average selling prices due to competitive pricing pressures. Total orders increased from 2,618,000 in 2004 to 3,650,000 in 2005, or 39%. The overall growth during the period was driven by increases in average order sizes. Average order size increased from approximately $21 per order in 2004 to $23 per order in 2005.

Cost of revenues increased by $12.1 million, or 48%, from 2004 to 2005, driven by the increased volume of shipped products during this period. Cost of revenues as a percent of net revenues decreased by 2% to 44% from 2004 to 2005. This improvement was driven by labor and production efficiencies which offset a decline in 4×6 average selling prices. During the fourth quarter holiday season, we employ a significant amount of temporary workers through several temporary staffing agencies, and in 2005, we were able to negotiate savings in these staffing costs. During 2005, we also negotiated lower paper prices and reorganized our workflows to achieve greater efficiencies.

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Technology and development expense	$13,152	$7,433	77%
Sales and marketing expense	15,252	7,705	98%
General and administrative expense	13,657	10,126	35%

Our technology and development expense increased $5.7 million, or 77%, from 2004 to 2005. The increase was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which increased $2.4 million, as well as increased third-party hosting expenses which increased by $0.7 million in 2005. We also continued to invest in our website infrastructure to support our continued revenue growth, which resulted in increased depreciation expense of $1.5 million for 2005. In addition, charges from the amortization of deferred stock-based compensation from employee grants were $0.3 million in 2004, compared to $0.8 million in 2005.

Our sales and marketing expense increased $7.5 million, or 98%, from 2004 to 2005. Personnel and related costs for employees and consultants increased by $1.6 million in 2005 and our customer acquisition and promotion costs increased by $5.7 million in 2005 as we increased our online and offline advertising, survey and research activities. In addition, charges from the amortization of deferred stock-based compensation related to employee grants were $0.1 million in 2004, compared to $0.2 million in 2005.

Our general and administrative expense increased by $3.5 million, or 35%, from 2004 to 2005. Personnel and related costs increased by $0.8 million and legal and accounting costs increased $0.5 million over 2004 expenditures. Recruiting costs increased by $0.5 million due to increased hiring and depreciation increased $0.2 million related to our information technology equipment from 2004 to 2005. In addition, charges from the amortization of deferred stock-based compensation related to employee grants were $1.8 million in 2004, compared to $2.2 million in 2005. Payment processing fees paid to third parties also increased by $0.9 million in 2005 due to increased order volumes.

Interest expense decreased by $0.1 million, or 22%, from 2004 to 2005, due to the repayment of a loan from Monaco Partners, L.P., which is controlled by James Clark, a former member of our board of directors, in 2004. Interest expense in 2005 also included amounts representing interest expense on capitalized lease obligations and interest expense and related loan fees for a term loan entered into and repaid during 2005.

Other income (expense), net decreased by $0.2 million, or 227%, from 2004 to 2005, due to larger invested cash balances and higher interest rates, offset by $0.5 million of expense related to changes in the fair value of our redeemable convertible preferred stock warrants under FSP 150-5.

	Year Ended December 31,
	2005	2004
	(In thousands)

Income tax benefit (provision)	$24,060	$(258)
Effective tax rate	494%	7%

In 2004, we recorded a provision for income taxes that was principally attributable to California state taxes and other minimum corporate taxes. In 2004, we offset our remaining taxable income through the utilization of net operating loss carryforwards. In the fourth quarter of 2005, we determined that it would be more likely than not that the cumulative net operating losses and other deferred tax benefits would be recoverable by us, creating a $24.1 million income tax benefit due to the deferred tax asset recorded on our balance sheet at the end of 2005.

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Income before income taxes and cumulative effect of change in accounting principle	$4,430	$3,967	12%
Net income	$28,932	$3,709	680%

Net income increased by $25.2 million, or 680%, from $3.7 million in 2004 to $28.9 million in 2005. Included in 2005 net income was a $24.1 million non-cash tax benefit due to releasing our net deferred tax valuation allowance in the fourth quarter of 2005. We expect that our long-term future effective tax rate will be between 38% and 45%. Net income for 2005 also increased by $0.4 million for a cumulative effect of a change in accounting principle related to the adoption of FSP 150-5 in July 2005. We believe that income before income taxes and cumulative effect of change in accounting principle is relevant and useful information to assist investors in comparing our performance between 2005 and 2004. Income before income taxes and cumulative effect of change in accounting principle increased by $0.5 million, or 12%, from $4.0 million in 2004 to $4.4 million in 2005. This increase was primarily attributable to our increased net revenues of $29.4 million, or 54%, from 2004 to 2005, partially offset by increased cost of revenue of $12.1 million, or 48%, increased technology and development expense of $5.7 million, or 77%, increased sales and marketing expense of $7.5 million, or 98%, and increased general and administrative expense of $3.5 million, or 35%, from 2004 to 2005.

Liquidity and Capital Resources

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Consolidated Statements of Cash Flows Data:
Capital expenditures	$20,681	$10,858	$7,400
Depreciation and amortization	10,525	6,246	3,769
Cash flows from operating activities	23,484	18,606	13,067
Cash flows from investing activities	(20,681)	(10,613)	(7,386)
Cash flows from financing activities	77,095	17,379	(2,570)

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our working capital requirements, capital lease obligations, expansion plans and technology development projects for at least the next 12 months. The adequacy of these resources to meeting our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $80.9 million of proceeds, net of underwriters’ discount, which we received on October 4, 2006. At December 31, 2006 we had $119.1 million of cash and cash equivalents. Cash equivalents are compromised of money market funds and investment-grade corporate bonds.

Our industry is competitive and has endured periods of intense price competition. Because we plan to finance our operations and capital expenses largely through our operations, and because our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources. Increased competition could do so both by reducing our revenues and net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend cash on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, we intend to increase many of our expenses, including some capital expenses and some sales and marketing expense, in advance of anticipated higher future revenues. However, such increased expenses, while intended to support anticipated increases in future revenues, must be funded from current capital resources or from borrowings or equity financings. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources.

We anticipate capital expenditures of $25 million to $29 million for 2007, approximately 40% to 50% of which we expect will be used to add manufacturing capacity. These expansion plans, while significant, are not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We expect that such capital expenditures will increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities.  For 2006, net cash provided by operating activities was $23.5 million, primarily due to our net income of $5.8 million and the net change in operating assets and liabilities of $0.7 million, adjusted for non-cash items including $10.5 million of depreciation and amortization expense, $3.2 million of provision for income taxes, $2.3 million of stock-based compensation and $0.9 million for charitable contribution expense related to our

September 2006 donation of 65,000 shares to Silicon Valley Community Foundation. We do not expect to make additional donations to Silicon Valley Community Foundation in the foreseeable future.

In 2005, net cash provided from operating activities of $18.6 million resulted from net income of $28.9 million that was adjusted for $6.2 million of depreciation and amortization, $23.8 million of income tax benefit and $3.3 million of non-cash amortization of stock-based compensation. In addition, net cash from operating activities increased due to a $4.1 million increase in accounts payable and accrued liabilities due to seasonally high balances at December 31, 2005 related to increased purchasing for the fourth quarter holiday season. Accounts payable and accrued liability balances were higher as of December 31, 2005 compared to as of December 31, 2004 due to higher sales in the 2005 fourth quarter holiday season.

Investing Activities.  For 2006, cash used in investing activities was $20.7 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware, capital expenditures for production equipment for our manufacturing and production operations at our Hayward, California facilities, and capitalized website development costs related to projects that were placed into service.

For 2005, net cash used in investing activities was $10.6 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware, capital expenditures for production equipment for our manufacturing and production operations at our Hayward, California facilities, and capitalized website development costs related to projects that were placed into service.

Financing Activities.  Our financing activities for 2006 provided cash of $77.1 million, primarily from $78.5 million of IPO proceeds, net of underwriters’ fees and offering costs, offset by $1.4 million of capitalized lease obligations.

For 2005, we generated cash of $17.4 million, primarily the result of receiving net proceeds of $19.8 million from the sale of our Series F preferred stock in November 2005. This increase in cash was offset by $2.4 million in principal payments on capital lease obligations.

Contractual Obligations

We lease office space in Redwood City, California and production facilities in Hayward, California under various non-cancelable operating leases that expire between 2007 and 2010. In December 2005, we entered into a non-cancelable operating lease for a new production facility in Charlotte, North Carolina, with lease payments anticipated to commence in the second quarter of 2007 and expire in 2014. We also lease website infrastructure computer and network hardware, production equipment, information technology equipment and software under various capital leases that expire through the year 2009. We also have a colocation agreement with a third-party hosting facility that expires in 2009. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in absolute dollars but will be generally consistent with historical periods on an annual basis as a percentage of net revenues. During 2006, all of our capital expenditures were made in cash. We anticipate leasing additional office space, production facilities and hosting facilities, consistent with our historical business model.

The following are contractual commitments at December 31, 2006 associated with lease obligations and contractual commitments:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations
Capital lease obligations	$3,942	$2,095	$1,847	$—	$—
Operating lease obligations	9,263	1,462	3,784	2,122	1,895
Purchase obligations(1)	4,006	1,996	2,010	—	—

Total contractual obligations	$17,211	$5,553	$7,641	$2,122	$1,895

(1)	Purchase obligations include commitments under non-cancelable marketing agreements, software patent license agreements and third-party hosting services. In March 2007, we entered into a five year non-cancelable agreement for high bandwidth fiber-optic connectivity between our data centers. The purchase obligations do not reflect the new fiber-optic connectivity agreement as it was entered into subsequent to December 31, 2006. As a result of this new agreement, our purchase obligations in the less than one year category have increased by $1.6 million.

Other than the obligations, liabilities and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. SAB 108 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of December 31, 2006, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHUTTERFLY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shutterfly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc. and its subsidiary (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 16, 2007

SHUTTERFLY, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$119,051	$39,153
Accounts receivable, net of allowance $- and $21 at December 31, 2006 and 2005	2,164	949
Inventories	2,493	1,077
Deferred tax asset, current portion	2,129	1,408
Prepaid expenses and other current assets	2,760	1,558

Total current assets	128,597	44,145
Property and equipment, net	30,919	20,761
Intangible assets, net	1,396	1,618
Deferred tax asset, net of current portion	18,754	22,655
Other assets	494	373

Total assets	$180,160	$89,552

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,385	$3,871
Accrued liabilities	8,808	11,520
Deferred revenue	6,278	4,564
Current portion of capital lease obligations	1,961	1,503

Total current liabilities	26,432	21,458
Other liabilities	660	523
Capital lease obligations, less current portion	1,742	3,646
Preferred stock warrant liability	—	1,535

Total liabilities	28,834	27,162
Commitments and contingencies (Note 6)

Redeemable convertible preferred stock, $0.0001 par value; no shares authorized at December 31, 2006; 15,454 shares authorized at December 31, 2005; no shares issued and outstanding at December 31, 2006; 13,802 shares issued and outstanding at December 31, 2005	—	89,652

Stockholders’ equity (deficit)
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2006; no shares authorized at December 31, 2005; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 and 38,251 shares authorized at
December 31, 2006 and 2005, respectively; 23,705 and 3,790 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	2	—
Additional paid-in capital	181,890	10,501
Accumulated other comprehensive loss	(35)	—
Deferred stock-based compensation	(191)	(1,625)
Accumulated deficit	(30,340)	(36,138)

Total stockholders’ equity (deficit)	151,326	(27,262)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$180,160	$89,552

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	December 31,
	2006	2005	2004

Net revenues	$123,353	$83,902	$54,499
Cost of revenues(1)	55,491	36,941	24,878

Gross profit	67,862	46,961	29,621

Operating expenses(1):
Technology and development	19,087	13,152	7,433
Sales and marketing	21,940	15,252	7,705
General and administrative	19,216	13,657	10,126

	60,243	42,061	25,264

Income from operations	7,619	4,900	4,357
Interest expense	(266)	(367)	(471)
Other income (expense), net	2,387	(103)	81

Income before income taxes and cumulative effect of change in accounting principle	9,740	4,430	3,967
Benefit (provision) for income taxes	(3,942)	24,060	(258)

Net income before cumulative effect of change in accounting principle	5,798	28,490	3,709

Cumulative effect of change in accounting principle	—	442	—

Net income	$5,798	$28,932	$3,709

Net income per share — basic and diluted:
Before cumulative effect of change in accounting principle	$0.67	$1.31	$—
Cumulative effect of change in accounting principle	—	0.14	—

Net income per share — basic	$0.67	$1.45	$—

Net income per share — diluted	$0.56	$1.02	$—

Weighted average shares outstanding used in calculating net income per common share:
Basic	8,622	3,255	2,231

Diluted	10,331	4,609	2,231

(1) Stock-based compensation is allocated as follows (Notes 2 and 8):
Cost of revenues	$96	$28	$21
Technology and development	736	826	263
Sales and marketing	521	239	117
General and administrative	947	2,217	1,790

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

								Accumulated	Total
	Redeemable Convertible				Additional	Deferred	Accu-	Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Stock-Based	mulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	(Deficit)
Balances, December 31, 2003	12,198	$69,668	1,902	$—	$3,844	$(398)	$(68,779)	$—	$(65,333)
Issuance of common stock upon exercise of options, net of repurchases	—	—	925	—	217	—	—	—	217
Issuance of convertible preferred stock upon exercise of warrants	250	154	—	—	—	—	—	—	—
Deferred stock-based compensation, net of cancellations	—	—	—	—	3,444	(3,444)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	—	858	—	—	858
Stock-based compensation expense in connection with option modifications	—	—	—	—	—	981	—	—	981
Comprehensive income:
Net income	—	—	—	—	—	—	3,709	—	3,709

Total comprehensive income	—	—	—	—	—	—	—	—	3,709

Balances, December 31, 2004	12,448	$69,822	2,827	$—	$7,505	$(2,003)	$(65,070)	$—	$(59,568)
Issuance of common stock upon exercise of options, net of repurchases	—	—	750	—	205	—	—	—	205
Issuance of Series F preferred stock, net of issuance cost of $131	1,354	19,830	—	—	—	—	—	—	—
Stock-based compensation expense in connection with option modifications	—	—	—	—	—	1,100	—	——	1,100
Shares issued in connection with a settlement agreement with a former employee	—	—	65	—	352	—	—	—	352
Vested shares issued upon acquisition	—	—	109	—	656	—	—	—	656
Restricted shares issued upon acquisition	—	—	—	—	671	(671)	—	—	—
Vesting of restricted shares	—	—	39	—	—	500	—	—	500
Deferred stock-based compensation, net of cancellations	—	—	—	—	2,261	(2,261)	—	—	—
Tax benefit of stock options	—	—	—	—	365	—	—	—	365
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	—	1,710	—	—	1,710
Reclassification of preferred stock warrants to liability	—	—	—	—	(1,514)	—	—	—	(1,514)
Comprehensive income:
Net income	—	—	—	—	—	—	28,932	—	28,932

Total comprehensive income	—	—	—	—	—	—	—	—	28,932

Balances, December 31, 2005	13,802	$89,652	3,790	$—	$10,501	$(1,625)	$(36,138)	$—	$(27,262)

								Accumulated	Total
	Redeemable Convertible				Additional	Deferred	Accu-	Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Stock-Based	mulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	(Deficit)
Balances, December 31, 2005	13,802	$89,652	3,790	$—	$10,501	$(1,625)	$(36,138)	$—	$(27,262)
Issuance of common stock upon exercise of options, net of repurchases	—	—	127	—	101	—	—	—	101
Issuance of common stock upon effective date of initial public offering (“IPO”), net of underwriting fees of $6,090 and other expenses of $2,442	—	—	5,800	1	78,467	—	—	—	78,468
Automatic conversion of preferred stock to common stock upon effective date of IPO	(13,863)	(89,795)	13,863	1	89,794	—	—	—	89,795
Transfer of preferred stock warrant liability upon conversion of preferred stock warrants into common stock warrants	—	—	—	—	510	—	—	—	510
Issuance of Series A preferred stock upon net exercise of warrants	61	143	—	—	(143)	—	—	—	(143)
Transfer of preferred stock warrant liability related to Series A preferred stock	—	—	—	—	871	—	—	—	871
Reversal of unearned stock based compensation upon modification of options	—	—	—	—	(526)	526	—	—	—
Vesting of restricted shares	—	—	60	—	—	94	—	—	94
Cancellation of common stock options and restricted shares	—	—	—	—	(249)	249	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	—	565	—	—	565
Employees stock-based compensation expense recognized under SFAS No. 123R, net of estimated forfeiture	—	—	—	—	1,641	—	—	—	1,641
Donation of common stock to a charitable foundation	—	—	65	—	923	—	—	—	923
Comprehensive income:
Change in unrealized loss in investments, net of tax								(35)	(35)
Net income	—	—	—	—	—	—	5,798	—	5,798

Total comprehensive income	—	—	—	—	—	—	—	—	5,763

Balances, December 31, 2006	—	—	23,705	$2	$181,890	$(191)	$(30,340)	$(35)	$151,326

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$5,798	$28,932	$3,709
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,525	6,246	3,769
Amortization of intangible assets	222	276	379
Amortization of deferred stock-based compensation, net of cancellations	2,300	3,310	2,191
Charitable contribution expense for shares issued to charitable foundation	923	—	—
Amortization of preferred stock warrants	—	—	83
Change in carrying value of preferred stock warrant liability	(152)	21	—
Loss/(gain) on disposal of property and equipment	(29)	207	26
Deferred income taxes	3,199	(23,833)	—
Changes in operating assets and liabilities
Inventories	(1,419)	(253)	(397)
Accounts receivable, net	(1,215)	(547)	100
Prepaid expenses and other current assets	(1,171)	(398)	(536)
Other assets	(121)	(40)	36
Accounts payable	5,514	(434)	828
Accrued and other liabilities	(2,603)	4,550	1,731
Deferred revenue	1,714	569	1,148

Net cash provided by operating activities	23,485	18,606	13,067

Cash flows from investing activities:
Purchases of property and equipment	(20,681)	(10,858)	(7,400)
Cash acquired from acquisition of business	—	239	—
Proceeds from sale of property and equipment	—	6	14

Net cash used in investing activities	(20,681)	(10,613)	(7,386)

Cash flows from financing activities:
Proceeds from IPO shares issued, net of issuance costs	78,468	—	—
Principal payments of capital lease obligations	(1,446)	(2,379)	(540)
Repayment of loan from a related party	—	—	(2,500)
Proceeds from term loan	—	2,571	—
Repayment of term loan	—	(2,571)	—
Principal payment of note payable obligation	—	(192)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	19,830	154
Proceeds from issuance of common stock upon exercise of stock options	83	134	316
Repurchases of common stock	(11)	(14)	—

Net cash provided by (used in) financing activities	77,094	17,379	(2,570)

Net increase in cash and cash equivalents	79,898	25,372	3,111
Cash and cash equivalents, beginning of period	39,153	13,781	10,670

Cash and cash equivalents, end of period	$119,051	$39,153	$13,781

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$205	$410	$490
Cash paid during the period for income taxes	—	70	152
Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment acquired under capital lease obligations and notes payable	—	3,516	2,992
Net non-cash assets acquired upon acquisition	—	551	—
Vested shares issued upon acquisition	—	656	—
Restricted shares issued upon acquisition	—	724	—
Reclassification of preferred stock warrants to liability	—	1,514	—
Deferred stock-based compensation, net of cancellations	—	1,225	2,299
Deferred stock-based compensation in connection with option modifications	—	1,100	1,145
Tax benefit of stock options recorded in additional paid-in capital	—	365	—
Conversion of preferred stock	89,795	—	—
Conversion of preferred stock warrant liability into APIC	1,381	—	—
Preferred stock warrants exercised on net basis	143	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1 —	Formation and Business of the Company

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as cards, calendars and photo books. The Company is headquartered in Redwood City, California.

On September 29, 2006, the Company completed its initial public offering (“IPO”) in which the Company sold 5,800 shares at a price to the public of $15.00 per share. As a result of the IPO, a total of $87.0 million in gross proceeds was raised, with net proceeds to the Company of $78.5 million after deducting underwriting fees and commissions of $6.1 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an aggregate of 13,863 common shares.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary acquired in 2005 (see Note 5). The wholly owned subsidiary was dissolved in 2006 and was merged into the Company. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include intangible assets valuation, legal contingencies, deferred tax asset valuation allowance, and the valuation of equity instruments. Actual results could differ from these estimates.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with original maturities (at the date of purchase) of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds and commercial paper. Management determines the appropriate classification of cash equivalents at the time of purchase and reevaluates such designations at each balance sheet date.

At December 31, 2006 all investments are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax reported in a separate component of accumulated other comprehensive income (loss) in shareholders’ equity (deficit). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are reported in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included as a component of other income (expense), net.

The fair value of cash equivalents amounted to $109,897 and $22,122 at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company had $35 of unrealized losses, net of tax.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of their short-term maturities. Based on borrowing rates available to the Company for loans with similar terms, the carrying value of borrowings, including capital lease obligations, approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and accounts receivable. Most of the Company’s cash and cash equivalents as of December 31, 2006 were deposited with financial institutions in the United States and Company policy restricts the amount of credit exposure to any one issuer and to any one type of investment. Deposits held with financial institutions may exceed federally insured limits.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards. Credit card receivables settle relatively quickly. The Company maintains allowances for potential credit losses on customer accounts when deemed necessary. To date, such losses have not been material and have been within management’s expectations. As of December 31, 2006, one customer accounted for 14% of the Company’s net accounts receivable and as of December 31, 2005, another customer accounted for 18% of the Company’s net accounts receivable.

Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or net realizable value. The value of inventories is reduced by estimates for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected sales, current market conditions and market trends. Inventories are primarily raw materials and consist principally of paper, photo book covers and packaging supplies.

Property and Equipment

Property and equipment, including equipment under capital leases, are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, generally three to five years. Amortization of equipment acquired under capital lease obligations is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, generally three to four years. Leasehold improvements are amortized over their estimated useful lives, or the lease term if shorter, generally three to five years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the life of the asset are charged to expense as incurred.

Website Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Web Site Development Costs. Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life. The Company has capitalized website development costs incurred in the application development phase and unamortized cost is included in property and equipment and totaled approximately $2,582 and $2,187 at December 31, 2006 and 2005,

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

respectively. Capitalized costs are amortized over the useful life, which is generally three years. Amortization of capitalized costs totaled approximately $993, $404 and $204 for the years ended December 31, 2006, 2005 and 2004, respectively. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model.

Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

In May 2005, the Company entered into a settlement and license agreement (the “Agreement”) to resolve litigation brought by a third party with respect to alleged infringement of certain processes under U.S. patents. Under the terms of the Agreement, the Company agreed to pay a total of $2,000, $1,000 of which was paid in 2005, and the remaining $1,000 was paid in January 2006. The Agreement provides the Company with a license to the third party’s patents, including a non- exclusive, fully paid-up, royalty-free, worldwide license to the patents underlying the litigation. In conjunction with the agreement, the third party and the Company agreed to a mutual release of claims, the Company agreed to pay $2,000, of which $379 was recorded as a settlement expense in 2004 for the alleged patent infringement that occurred during 2002 through 2004 and the remaining $1,621 was recorded as an intangible asset. The intangible asset is amortized ratably over its estimated life through 2017, the expiration dates of the patents-in-suit. The Company recorded amortization expense of $126 and $126, in 2006 and 2005, respectively.

Intangible assets related to acquired workforce were amortized on a straight-line basis over the estimated useful life of one year (Note 5).

Freestanding Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). Under SFAS No. 150, the freestanding warrants that were related to the Company’s redeemable convertible preferred stock were recorded as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Subsequent to the Company’s IPO and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants was

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

transferred to common stock and additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.

Revenue Recognition

The Company generally recognizes revenue from product sales upon shipment when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders.

The Company provides its customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. The Company maintains an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued liabilities. During the years ended December 31, 2006, 2005 and 2004, returns totaled less than 1% of net revenues and have been within management’s expectations.

The Company periodically provides incentive offers to its customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are presented in net revenues. Production costs related to free products are included in cost of revenues upon redemption.

Shipping charged to customers is recognized as revenue.

Cost of Revenues

Cost of revenues consist primarily of direct materials, the majority of which consists of paper, payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment and third-party costs for photo-based merchandise. Cost of revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of capitalized website development costs.

Technology and Development Expense

Technology and development expense consists primarily of payroll and related expenses for the development and ongoing maintenance of the Company’s website, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run the Company’s website and store the customer data that the Company maintains, as well as amortization of purchased software. Technology and development expense also includes colocation and bandwidth costs. Technology and development costs are charged to operations as incurred.

Sales and Marketing Expense

Sales and marketing expense consists of costs incurred for marketing programs and personnel and related expenses for customer acquisition, product marketing, business development and public relations activities. The Company’s marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, the purchase of keyword search terms and various strategic alliances. Fees paid to third parties who drive new customers to our website are charged to expense as incurred.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Advertising costs are expensed as incurred. Such costs are included in selling and marketing expenses and totaled approximately $5,710, $4,878 and $2,361 during the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and followed the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB No. 25 is recognized based on guidance provided in Financial Accounting Standards Board Interpretation No.  28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), which provides for accelerated expensing over the option vesting period.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and FIN 28.

Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which supersedes its previous accounting under APB 25. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted SFAS No. 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS No. 123R shall be applied to option grants after the required effective date. For options granted prior to the SFAS No. 123R effective date, which the requisite service period has not been performed as of January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic-value method of APB 25. In addition, the Company will continue amortizing those awards valued prior to January 1, 2006 utilizing an accelerated amortization schedule while all option grants valued after January  1, 2006 will be expensed on a straight-line basis over the requisite period.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  The Company has elected to adopt the prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R.

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

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share attributed to common shares is computed by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company. Net income (loss) available to common stockholders is calculated using the two class method as the net income (loss) less preferred stock dividends for the period and amounts allocated to preferred stock to reflect the rights of the preferred stock to receive dividends in preference to common stock.

Diluted net income (loss) per share attributed to common shares is computed by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock, common stock subject to repurchase rights, and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of preferred stock.

	Year Ended December 31,
	2006	2005	2004

Historical net income per share:
Numerator
Net income before cumulative effect of change in accounting principle	$5,798	$28,490	$3,709
Cumulative effect of change in accounting principle	—	442	—

Net income	5,798	28,932	3,709
Income allocable to preferred stockholders	—	(24,212)	(3,709)

Net income allocable to common stockholders	$5,798	$4,720	$—

Denominator
Weighted-average common shares outstanding	8,729	3,619	2,904
Less: Weighted-average unvested common shares subject to repurchase	(107)	(364)	(673)

Denominator for basic net income per share	8,622	3,255	2,231

Dilutive effect of stock options and shares subject to repurchase	1,709	1,307	—
Dilutive effect of outstanding preferred stock warrants	—	47	—

Denominator for diluted net income per share	10,331	4,609	2,231

Net income per share — basic and diluted
Before cumulative effect of change in accounting principle	$0.67	$1.31	$—
Cumulative effect of change in accounting principle	—	0.14	—

Net income per share — basic	$0.67	$1.45	$—

Net income per share — diluted	$0.56	$1.02	$—

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

The following weighted-average outstanding options, common stock subject to repurchase and convertible preferred stock warrants were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect:

	Year Ended December 31,
	2006	2005	2004

Options to purchase common stock and common stock subject to repurchase	—	—	955
Convertible preferred stock (as converted basis)	10,509	12,633	12,199
Convertible preferred stock warrants (as converted basis)	—	—	25

Comprehensive Loss

FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and comprehensive loss and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss) and unrealized gains and losses on marketable securities, which are disclosed in the accompanying consolidated statements of redeemable convertible preferred stock and shareholders’ equity (deficit).

The components of accumulated other comprehensive loss were as follows:

December 31, 2006

Unrealized loss in investments, net of tax of $19	$(35)

Other comprehensive loss	$(35)

For the years ended December 31, 2005 and 2004, there were no differences between the Company’s comprehensive income and net income.

Segment Reporting

The Company operates in one industry segment — digital photofinishing services. The Company operates in one geographic area, being the United States of America.

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. SAB 108 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its financial position and results of operations.

Note 3 —	Change in Accounting Policy

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (“SFAS 150”) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). Under FSP 150-5, the freestanding warrants that were related to the Company’s redeemable convertible preferred stock were classified as liabilities and were recorded at fair value. The Company previously accounted for freestanding warrants for the purchase of redeemable convertible preferred stock under EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).

The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of July 1, 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net income by $442, or $0.14 per share. There was $464 of additional expense recorded in other income (expense), net to reflect the increase in fair value between July 1, 2005 and December 31, 2005. In the year ended December 31, 2006, the Company recorded $153 of additional income reflected as other income (expense), net to reflect the decrease in fair value of the warrants.

The pro forma effect of the adoption SFAS No. 150 on the Company’s results of operations for 2006, 2005 and 2004, if applied retroactively, assuming SFAS No. 150 had been adopted in those years, has not been disclosed, as these amounts would not be materially different from the reported amounts.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Note 4 —	Balance Sheet Components

Property and Equipment

	December 31,
	2006	2005

Computer and other equipment	$41,880	$25,658
Software	8,791	7,524
Leasehold improvements	4,903	3,189
Furniture and fixtures	1,348	990

	56,922	37,361
Less: Accumulated depreciation and amortization	(26,003)	(16,600)

Net property and equipment	$30,919	$20,761

Property and equipment includes $6,502 and $7,050 of equipment and software under capital leases at December 31, 2006 and 2005, respectively. Accumulated depreciation of assets under capital leases totaled $3,820 and $2,703 at December 31, 2006 and 2005, respectively.

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $10,525, $6,246 and $3,769, respectively.

Intangible Assets

		Accumulated
	Gross	Amortization	Net

As of December 31, 2005
Purchased technology	$2,030	$(505)	$1,525
Acquired workforce	279	(186)	93

	$2,309	$(691)	$1,618

As of December 31, 2006
Purchased technology	$2,030	$(634)	$1,396
Acquired workforce	279	(279)	—

	$2,309	$(913)	$1,396

Amortization expense of intangibles for the years ended December 31, 2006, 2005 and 2004 was $222, $276 and $379, respectively. Amortization of existing intangibles is estimated to be approximately $128 per year through 2017.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Accrued Liabilities

	December 31,
	2006	2005

Accrued marketing expenses	$1,822	$1,318
Accrued compensation	1,201	977
Accrued purchases	483	3,845
Accrued income taxes	1,235	221
Current portion of accrued license fee	—	1,000
Accrued consultant expenses	884	1,059
Accrued production facility expenses	1,784	1,316
Accrued other	1,399	1,784

	$8,808	$11,520

Note 5 —	Acquisition

On June 1, 2005, the Company acquired 100% of Memory Matrix, Inc., (“Memory Matrix”) a Nevada corporation, in exchange for 109 shares of common stock. The acquisition was effected using a “reverse triangular” merger in which a wholly owned Shutterfly subsidiary was merged with and into Memory Matrix, resulting in Memory Matrix becoming a wholly owned subsidiary of Shutterfly. Memory Matrix was considered to be a “developmental stage” enterprise and did not meet the definition of a “business” under SFAS No. 141, Business Combinations, for business combination purposes. In accordance with SFAS No. 141, the acquisition of Memory Matrix was accounted for as an acquisition of assets.

As additional consideration for the acquisition, the Company also issued 121 shares of common stock to the employees of Memory Matrix, subject to vesting and repurchase rights over a period of 18 months, in exchange for unvested Memory Matrix restricted shares held by such employees prior to the merger. $671 of deferred stock-based compensation was recorded based on the intrinsic value of the shares at the time of the acquisition. The Company recognized $94 and $500 of stock-based compensation expense for the year ended December 31, 2006 and 2005, respectively, relating to the vesting of the restricted shares.

The total purchase price was $690, based on an estimated per share fair value of $6.00 on the date of the transaction, and was allocated to various tangible and intangible assets, which consisted of $239 of cash, $9 of prepaids, $35 of fixed assets, $279 of acquired workforce, $564 of core technology, related deferred tax liability of $336 and assumed liabilities of $100. In addition, the Company recorded a deferred tax asset on the date of acquisition of $201, which was offset in full by a valuation allowance. In the fourth quarter of 2005, the valuation allowance was released, which reduced non-current intangibles accordingly.

The acquired workforce intangible asset was amortized on a straight-line basis over one year. The net core technology asset is amortized on a straight-line basis over the asset’s life, which is estimated as three years.

Note 6 —	Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than August 2014. Rent expense was $1,295, $1,181 and $1,131, for the years ended December 31, 2006, 2005 and 2004, respectively.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company leases certain equipment, software and colocation services under non-cancelable capital leases, operating leases or long-term agreements that expire at various dates through the year 2010. The leased equipment is subject to a security interest. The total outstanding obligation under capital leases at December 31, 2006 and 2005 was $3,703 and $5,149, respectively.

At December 31, 2006, the total future minimum payments under non-cancelable scheduled rentals are as follows:

	Operating	Capital
	Leases	Leases

Year Ending:
2007	$1,462	$2,095
2008	1,704	1,364
2009	2,080	483
2010	1,397	—
2011 and thereafter	2,620	—

Total minimum lease payments	$9,263	3,942

Less: amount representing interest		(239)

Present value of future minimum lease payments		3,703
Less: current portion		(1,961)

Non-current portion of capital lease obligations		$1,742

Purchase obligations consist of non-cancelable marketing agreements and colocation services. As of December 31, 2006, the Company’s purchase obligations totaled $4,006.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representation and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Legal Matters

On August 29, 2006, the Company’s former chief financial officer, Virender Ahluwalia, sued the Company in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claims that he is entitled to exercise stock options for 16 shares of the Company’s common stock because his vesting schedule should be deemed to have started one year earlier than contractually agreed. In addition, plaintiff claims that withholding taxes were not due at the time of exercise of his nonqualified stock options to purchase 277 shares of the Company’s common stock in 2005. Plaintiff claims that, because the Company required that he make provision for the applicable withholding taxes at the time of exercise of such options, he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. The plaintiff is seeking compensatory and punitive damages. The Company disputes the plaintiff’s claims, believes that it has meritorious defenses and intends to vigorously defend this action. At this time, the Company does not believe that the amount of potential loss is reasonably estimable.

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. At December 31, 2006, in the opinion of management, there are no other matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 7 — Loan Payable

In February 2003, the Company received a $2,500 loan from a stockholder to finance working capital. The loan was repayable commencing March 2004, based on a 36-month repayment schedule. Any remaining outstanding balance was due and immediately payable at the end of February 2006. The loan bore an annual interest rate of 5% above the Prime Rate, as published in the Wall Street Journal, and not to exceed 12%. The Prime Rate was adjusted on a monthly basis. The Company granted the lender a continuing security interest in all of its assets. The loan agreement provided for certain financial and non-financial covenants, the breach of which could have resulted in an increase in the interest rate or the loan being immediately callable.

In connection with this loan, the Company issued warrants to purchase 138 and 113 shares of Series D and E convertible preferred stock, respectively. The warrants each had an exercise price of $0.615 per share. The fair value of the warrants was estimated at an aggregate of $115 using the Black-Scholes valuation model with the following assumptions: expected volatility of 70%, risk free interest rate of 4.24%, expected life of 10 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and was amortized to interest expense using the effective interest rate method over the loan term. The Company repaid the entire amount of the loan during 2004. A total of $83 was recognized as interest expense during the period ended December 31, 2004. The warrants were fully exercised in 2004.

In August 2005, the Company entered into a $7,000 term loan agreement with Silicon Valley Bank to finance equipment purchases. The loan was repayable commencing September 2005, based on a 36-month repayment schedule. Any remaining outstanding balance would have been due and immediately payable at the beginning of August 2008. The loan bore an annual interest rate on the outstanding principal amount from the date when made until paid in full at a rate per annum equal to the Prime Rate plus the Applicable Term Margin. The Applicable Term Margin was based on the Cash Flow Leverage Ratio, and ranged from 0.50% to 1.0%. The loan agreement provided for certain financial and non-financial covenants, the breach of which could have resulted in an increased interest rate or the loan being immediately callable.

The Company borrowed $2,571 on this loan in August 2005, and repaid the full balance in November 2005. A total of $125 was recognized as interest expense during the year ended December 31, 2005.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Note 8 — Common Stock

In October 2006, the Company completed its IPO of common stock in which it sold and issued 5,800 shares of common stock, at an issue price of $15.00 per share. As a result of the IPO, a total of $87.0 million in gross proceeds was raised, with net proceeds to the Company of $78.5 million after deducting underwriting fees and commissions of $6.1 million and other offering costs of $2.4 million.

Upon the closing of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding automatically converted into 13,863 shares of common stock.

Warrants for Common Stock

Upon the effective date of the IPO, warrants to purchase 41 shares of redeemable convertible preferred stock converted into warrants to purchase 41 shares of common stock, and warrants to purchase 41 shares of redeemable convertible preferred stock expired.

As discussed in Note 3, in 2005 the Company reclassified the freestanding preferred stock warrants as a liability and began adjusting the warrants to fair value at each reporting period until the completion of the IPO.

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). Under the Plan, the Company issued shares of common stock and options to purchase common stock to employees, directors and consultants. Options granted under the Plan were incentive stock options or non-qualified stock options. Incentive stock options (“ISO”) were granted only to Company employees, which includes officers and directors of the Company. Non-qualified stock options (“NSO”) and stock purchase rights were able to be granted to employees and consultants. Options under the Plan were to be granted at prices not less than 85% of the deemed fair value of the shares on the date of the grant as determined by the Company’s Board of Directors (“the Board”), provided, however, that (i) the exercise price of an ISO and NSO was not less than 100% and 85% of the deemed fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder was not less than 110% of the deemed fair value of the shares on the date of grant. The Board determined the period over which options become exercisable. The term of the options was to be no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. Options granted under the 1999 Plan generally vested over four years. The Board of Directors determined that no further grants of awards under the 1999 Plan would be made after the Company’s IPO.

2006 Equity Incentive Plan

In June 2006, the Board adopted, and in September 2006 the Company’s stockholders approved, the 2006 Equity Incentive Plan (the “2006 Plan”), and all shares of common stock available for grant under the 1999 Plan transferred to the 2006 Plan. The 2006 Plan provides for the grant of ISOs to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company, and for the grant of all other types of awards to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction. Other types of awards under the 2006 Plan include NSO restricted stock awards, stock bonus awards, restricted stock units, and performance shares.

Options issued under the 2006 Plan are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board. Prior to the Company’s IPO, the Board determined the fair value of common stock in good faith based on the best information available to the

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Board and Company’s management at the time of the grant. Following the IPO, the fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Market. Options issued under the 2006 Plan typically vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years. Option holders under the 2006 Plan are allowed to exercise options prior to vesting.

At the time of adoption of the 2006 Plan, there were 1,358 shares of common stock authorized for issuance under the 2006 Plan, plus 93 shares of common stock from the 1999 Plan that were unissued. The 2006 Plan provides for automatic replenishments on January 1 of 2008, 2009, and 2010, of the lesser of a) 4.62% of stock options issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.

Stock Option Activity

A summary of the status of the Company’s stock option plans at December 31, 2006 and changes during the period then ended is presented in the table below (share numbers and aggregate intrinsic value in thousands):

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value

Balances, December 31, 2003	155	2,137	$0.31
Additional authorized	1,000	—	—
Granted	(687)	687	0.30
Exercised	—	(1,448)	0.22
Forfeited, cancelled or expired	42	(40)	0.50

Balances, December 31, 2004	510	1,336	0.40
Additional authorized	2,720	—	—
Granted	(2,372)	2,372	5.12
Exercised	—	(315)	0.35
Forfeited, cancelled or expired	501	(375)	2.89

Balances, December 31, 2005	1,359	3,018	3.91
Additional authorized	2,055	—	—
Granted	(2,269)	2,269	11.11
Exercised	—	(52)	1.61
Forfeited, cancelled or expired	233	(201)	6.10

Balances, December 31, 2006	1,378	5,034	$7.28	8.5	$35,914
Options vested and expected to vest at December 31, 2006		4,788	$7.17	8.4	$34,666
Options vested at December 31, 2006		1,485	$3.75	7.3	$15,808

As of December 31, 2005 and 2004, there were 489 and 645 shares exercisable, respectively.

Options granted in 2006 are grouped as follows:

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

		Weighted	Weighted
	Options	Average	Average
	Granted	Fair Value	Exercise Price

Options with exercise price less than reassessed market price on the grant date	255	$4.43	$10.00
Options with exercise price equal to reassessed market price on the grant date	2,014	$5.06	$11.25

Total	2,269	$4.99	$11.11

The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005, and 2004 was $531, $3,274, and $4,259, respectively. Net cash proceeds from the exercise of stock options were $83 for the twelve months ended December 31, 2006.

The following table summarizes information about stock options outstanding, vested and exercisable at December 31, 2006:

				Options Vested and
	Options Outstanding			Exercisable
		Weighted Avg.
	Shares Underlying	Remaining
	Outstanding Options	Contractual	Weighted Avg.	As of	Weighted Avg.
Range of Exercise Prices	as of 12/31/06	Term (Years)	Ex Price	12/31/06	Ex Price

$ 0.10 - $ 0.50	747	6.3	$0.35	551	$0.37
$ 3.50 - $ 3.50	14	3.3	$3.50	14	$3.50
$ 5.50 - $ 5.50	1,622	8.1	$5.50	739	$5.50
$ 6.00 - $ 6.56	412	8.6	$6.10	145	$6.09
$10.00 - $10.00	269	9.0	$10.00	21	$10.00
$10.39 - $10.39	1,482	9.4	$10.39	11	$10.39
$12.00 - $12.00	97	9.5	$12.00	—	—
$14.20 - $14.20	282	9.7	$14.20	4	$14.20
$14.62 - $14.62	18	9.9	$14.62	—	—
$14.91 - $14.91	91	10.0	$14.91	—	—

$ 0.10 - $14.91	5,034	8.5	$7.28	1,485	$3.75

Early Exercise of Employee Options

Stock options granted under the Company’s stock option plans provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 31, 138, and 698 at December 31, 2006, 2005, and 2004, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be outstanding until those shares vest. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. As of December 31, 2006, 2005, and 2004, cash received for early exercise of options of $9, $38, and

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

$123, was included in refundable deposits, respectively. Amounts so recorded are transferred into common stock and additional paid-in capital as the shares vest.

Stock-based Compensation Associated with Awards to Employees

All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Board determined these fair market values in good faith based on the best information available to the Board and Company’s management at the time of the grant. Although the Company believes these determinations accurately reflect the historical value of the Company’s common stock, management has retroactively revised the valuation of its common stock for the purpose of calculating stock-based compensation expense. Accordingly, in the periods ending December 31, 2004 and 2005 for such stock and options issued to employees, the Company has recorded deferred stock-based compensation of $2,299 and $1,225, respectively, net of cancellations, of which the Company amortized $565, $1,547 and $858 of stock-based compensation in the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the Company had deferred stock-based compensation under APB 25, as shown in the consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) of $191, of which $165 is expected to be amortized in 2007 and $26 in 2008.

On July 28, 2004, the Company entered into a transition agreement with one of its executive officers whereby vesting of previously granted options was accelerated resulting in a new measurement date at the date of modification. This executive officer resigned effective January 31, 2005. A total of 316 shares would have been forfeited under the original option terms resulting in total compensation expense of $1,145. The total compensation expense was measured in accordance with guidance provided by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (“FIN 44”), as the intrinsic value of the modified award at the date of modification in excess of the amount measured at the original measurement date. A total of $981 and $164 was recognized in the years ended December 31, 2004 and 2005, respectively.

On August 13, 2004 the Company entered into a transition agreement with one of its executive officers. Upon termination, the agreement provided for acceleration of 25% of the officer’s unvested options. The agreement also provided for an extension of the time to exercise any vested options, from 90 days to 270 days from the date of the officer’s termination. In February 2005, this executive officer resigned and 17 shares that would have been forfeited under the original option terms were accelerated, resulting in total stock-based compensation expense of $65. In November 2005, this executive officer exercised options for 293 shares. As expense recognition for the additional 276 shares was contingent on whether this executive officer took the benefit of the vesting extension, additional stock-based compensation expense was not recognized until the November exercise when $1,035 was recorded. Stock-based compensation expense for the February and November 2005 charges was measured in accordance with guidance provided by FIN 44 as the intrinsic value of the modified award at the date of modification in excess of the amount measured at the original measurement date.

In March 2005, the Company entered into a settlement agreement with a former employee, whereby the Company allowed the former employee to retain 65 shares of common stock and repurchased 29 shares of common stock at its original purchase price. These shares were previously deemed repurchased by the Company. In connection with this settlement, the Company recorded $352 as stock-based compensation as of December 31, 2004, computed at the fair value of the common stock at the date of settlement, in accordance with guidance provided by FIN 44.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the twelve months ended December 31, 2006 were as follows:

Year Ended
December 31,
2006

Dividend yield	—
Annual risk free rate of return	5.0%
Expected volatility	45.8%
Expected term (years)	4.6

Employee stock-based compensation expense recognized in the twelve months ended December 31, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income for the twelve months ended December 31, 2006, was higher by $1,950, net of tax effect, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the twelve months ended December 31, 2006 would have been lower by $0.23 if the Company had not adopted SFAS No. 123R. At December 31, 2006, the Company had $9,027 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately three years. In accordance with SFAS No. 123R, unamortized compensation expense on stock option grants after January 1, 2006 is not included in deferred stock-based compensation on the equity statement. The balance in deferred stock-based compensation as of December 31, 2006 is $191, which is comprised primarily of employee stock option grants prior to December 31, 2005.

In 2006, based on a reassessment of the value of its common stock during 2005, the Company offered to the employees who were granted options from January 2005 to October 2005 the ability to amend the terms of their options to increase the exercise prices in order to help them avoid potential adverse personal income tax consequences. On June 29, 2006 and December 22, 2006, options to purchase 1,789 and 3 shares, respectively, of the Company’s common stock that had been granted at exercise prices ranging from $5.00 to $5.50 per share were amended to exercise prices between $5.50 and $6.56 per share. No other terms of the option grants were modified. The transactions were deemed to be modifications under SFAS No. 123R; deferred stock-based compensation computed under APB 25 was reduced by $526, which will be amortized under SFAS No. 123R, and there was no incremental stock-based compensation expenses from the amendments.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Note 9 — Income Taxes

The following table reflects the components of the provision for income taxes of the Company:

	December 31,
	2006	2005	2004

Federal:
Current	$610	$(187)	$194
Deferred	2,809	(20,230)	—

Total	$3,419	$(20,417)	$194

State:
Current	$133	$(40)	$64
Deferred	390	(3,603)	—

Total	$523	$(3,643)	$64

Total income tax expense (benefit):
Current	$743	$(227)	$258
Deferred	3,199	(23,833)	—

Total	$3,942	$(24,060)	$258

The Company’s actual tax expense (benefit) differed from the statutory federal income tax rate of 34.0%, as shown in the following schedule:

	December 31,
	2006	2005	2004

Income tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes	5.8%	5.8%	5.8%
Stock-based compensation	4.3%	10.7%	7.4%
Non-qualified deductions	—	(13.1)%	—
Change in valuation allowance	—	(527.7)%	(38.0)%
Other	(3.7)%	(3.5)%	(2.7)%

	40.4%	(493.8)%	6.5%

At December 31, 2006, the Company had approximately $43,000 and $41,000 of federal and state net operating loss carryforwards, respectively, to reduce future regular taxable income. These carryforwards will expire beginning in the year 2020 through 2022 for federal and 2008 through 2012 for state purposes, if not utilized.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards.

The Company also had federal and state research and development credit carryforwards of approximately $700 and $500 for federal and state income tax purposes, respectively, at December 31, 2006. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, and indefinitely for California tax purposes.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

The components of the net deferred tax assets as of December 31, 2006 and 2005 are:

	December 31,
	2006	2005

Deferred tax assets
Net operating loss carryforwards	$17,028	$22,646
Reserves and other tax benefits	2,111	1,408
Tax credits	1,800	823
Depreciation and amortization	32	—
Other	19	—

Deferred tax assets	20,990	24,877
Deferred tax liabilities
Depreciation and amortization	—	(632)
Other deferred tax liabilities	(107)	(182)

Deferred tax liabilities	(107)	(814)
Valuation allowance	—	—

Net deferred tax assets	$20,883	$24,063

Note 10 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2006, the Company made a discretionary contribution of $63. There were no contributions in 2005.

Note 11 — Related Party Transactions

During the years ended December 31, 2004 and 2003, the Company entered into several transactions with one of its stockholders. The transactions involved issuance of warrants and conversion of certain loans into Series E Convertible preferred stock (see Note 7). During the year ended December 31, 2004, the Company recorded $206 of interest expense related to this loan.

On June 1, 2005, the Company acquired Memory Matrix (see Note 5). Monaco Partners, L.P., a beneficial owner of the Company’s capital stock, owned 14.1% of Memory Matrix immediately prior to the closing of the acquisition. James H. Clark, who is a stockholder of the Company, and was a member of the Board, controlled Monaco Partners, L.P. Mr. Clark was a member of the board of directors of Memory Matrix immediately prior to the acquisition.

SHUTTERFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Note 12 — Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net Revenues	$16,883	$19,637	$21,155	$65,678
Gross Profit	8,134	9,881	10,289	39,558
Net income (loss)	$(1,565)	$(2,093)	$(2,747)	$12,203
Net income (loss) allocable to common shareholders	$(1,565)	$(2,093)	$(2,747)	$12,203
Net income (loss) per common share:
Basic	$(0.41)	$(0.54)	$(0.70)	$0.53
Diluted	$(0.41)	$(0.54)	$(0.70)	$0.50

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net Revenues	$13,156	$14,115	$15,610	$41,021
Gross Profit	6,710	7,311	8,801	24,139
Income (loss) before income taxes and cumulative effect of change in accounting principle	(683)	(677)	(1,650)	7,440
Net income (loss)	$(683)	$(609)	$(1,276)	$31,500
Net income (loss) allocable to common shareholders	$(683)	$(609)	$(1,276)	$6,372
Net income (loss) per common share:
Basic	$(0.23)	$(0.19)	$(0.38)	$1.78
Diluted	$(0.23)	$(0.19)	$(0.38)	$1.23

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Remediation of Prior Material Weaknesses

As previously reported in our Registration Statement on Form S-1 (File No. 333-135426), as amended (the “S-1”), in connection with the audit of our 2005 consolidated financial statements for the year ended and as of December 31, 2005 and the review of our 2006 quarterly financial statements for the quarter ended June 30, 2006, our independent registered public accounting firm identified three control deficiencies that represent material weaknesses in our internal control over financial reporting.

The material weaknesses in our internal control over financial reporting were as follows:

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

We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above stated material weaknesses: (1) hiring a corporate controller, senior tax manager and additional experienced financial personnel, (2) developing and implementing formal policies and procedures to manage and track the monthly accounting close process, (3) modifying our website system controls to remove the capability of our customer service personnel to take certain actions related to our prepaid print plans and clarifying our policies related to our prepaid print plans for our personnel, and (4) continuing to improve the skills, knowledge and experience available to us for the preparation and review of our tax provision, additional training of our finance and accounting personnel, and, with respect to our tax provision, implementing an additional level of review of the workpapers supporting the calculation of the tax provision and related deferred tax amounts.

Based on our evaluation of these enhanced procedures and increased staffing levels, management determined that, as of December 31, 2006, we have remediated the material weaknesses in internal control over financial reporting as disclosed in the S-1.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Proposal No. 1 — Election of Directors.”

The information concerning our executive officers required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Executive Officers.”

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the company’s Chief Financial Officer. This code of ethics, titled the “Code of Ethics for Chief Executive Officer and Senior Financial Department Personnel,” is attached to this annual report as exhibit 14.01.

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item is incorporated by reference to information set forth in the Proxy Statement.

The information concerning the audit committee of the Board of Directors required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item with respect to executive compensation and the compensation committee of the Board of Directors is incorporated by reference to information set forth in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item with respect to director independence is incorporated by reference to information set forth in the Proxy Statement.

The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Certain Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this annual report:

1. Financial Statements.  The consolidated financial statements of Shutterfly, Inc. are incorporated by reference to Part II, Item 8 of this annual report.

2. Financial Statement Schedules.  Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors and Stockholders
of Shutterfly, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 16, 2007 appearing in this Form 10-K of Shutterfly, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 16, 2007

Schedule II

Valuation and Qualifying Accounts

	Balance at	Additions					Balance at
	Beginning	Charged to Costs	Charged to Other				End of
	of Period	and Expenses	Accounts		Deductions		Period

Deferred tax valuation allowance
Year ended December 31, 2004	$28,058	$—	$—		$(3,050	)(1)	$25,008
Year ended December 31, 2005	25,008	—	(230	)(2)	(24,778	)(3)	—
Year ended December 31, 2006	—	—	—		—		—

(1)	Decrease in the valuation allowance is due to a decrease in deferred tax assets.

(2)	Reflects amounts related to items with no income statement effect.

(3)	Decrease in the Valuation allowance is due to the reversal of the valuation allowance in the fourth quarter of 2005.

3. Exhibits.

		Incorporated by Reference
Exhibit				Date of	Exhibit	Provided
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.01	Registrants’ Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Registrant’s Restated Bylaws.	S-1	333-135426	June 29, 2006	3.05
4.01	Form of Registrant’s common stock certificate.	S-1	333-135426	June 29, 2006	4.01
4.02	Fifth Amended and Restated Investors’ Rights Agreement, dated as of November 11, 2005, by and among the Registrant and certain investors of Registrant.	S-1	333-135426	June 29, 2006	4.02
10.01	Form of Indemnity Agreement.	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*	S-1/A	333-135426	June 29, 2006	10.03
10.04	Lease Agreement, as amended, dated July 5, 1999, by and between the Registrant and Westport Joint Venture, as amended to date.	S-1	333-135426	June 29, 2006	10.04
10.05	Agreement of Lease, dated as of August 1, 2005, by and between the Registrant and DCT-CA 2004 RN Portfolio L, LP, as amended to date	S-1	333-135426	June 29, 2006	10.05
10.06	Lease, dated as of March 7, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.06

		Incorporated by Reference
Exhibit				Date of	Exhibit	Provided
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.07	Lease, dated as of April 6, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date	S-1	333-135426	June 29, 2006	10.07
10.08	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.09	Offer letter dated June 23, 2004 for Stephen E. Recht.*	S-1	333-135426	June 29, 2006	10.09
10.10	Offer letter dated July 22, 2001 for Jeannine M. Smith Thomas.*	S-1	333-135426	June 29, 2006	10.10
10.11	Offer letter dated July 12, 2001 for Andrew F. Young.*	S-1	333-135426	June 29, 2006	10.11
10.12	Offer letter dated March 25, 2005 for Douglas J. Galen.*	S-1	333-135426	June 29, 2006	10.12
10.13	Offer letter dated April 3, 2006 for Stanford S. Au.*	S-1	333-135426	June 29, 2006	10.13
10.14	Supply agreement, dated as of September 15, 2005, by and between Registrant and Fuji Photo Film U.S.A., Inc.**	S-1	333-135426	June 29, 2006	10.14
10.15	Offer letter dated January 17, 2007 for Dwayne Black.*					X
10.16	Confidential Separation Agreement and General Release of Claims, dated January 23, 2007, by and between the Registrant and Jeannine M. Smith Thomas.*					X
10.17	Confidential Separation Agreement and General Release of Claims, dated January 19, 2007, by and between the Registrant and Andrew F. Young.*					X
14.01	Code of Ethics for Chief Executive Officer and Senior Financial Department Personnel					X
21.01	Subsidiaries of the Registrant					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney. (See page 79 of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

Incorporated by Reference
Exhibit				Date of	Exhibit	Provided
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

*	Represents a management contract or compensatory plan.

**	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.

***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

By:	/s/ Stephen E. Recht
Stephen E. Recht, Chief Financial Officer

Dated: March 20, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey T. Housenbold and Stephen E. Recht, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2007

/s/ Stephen E. Recht Stephen E. Recht	Chief Financial Officer (Principal Financial Officer)	March 20, 2007

/s/ Philip A. Marineau Philip A. Marineau	Chairman of the Board of Directors	March 20, 2007

/s/ Patricia A. House Patricia A. House	Director	March 20, 2007

/s/ Eric J. Keller Eric J. Keller	Director	March 20, 2007

/s/ Nancy J. Schoendorf Nancy J. Schoendorf	Director	March 20, 2007

/s/ James N. White James N. White	Director	March 20, 2007

/s/ Stephen J. Killeen Stephen J. Killeen	Director	March 20, 2007