Form 10-Q
period 2007-03-31
SHUTTERFLY INC
filed 2007-05-03
CIK 1125920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission file number 001-33031
SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3330068 (IRS Employer Identification No.)

2800 Bridge Parkway, Suite 101 Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 24, 2007, 24,007,033 shares of the Registrant’s common stock at $0.0001 par value were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Financial Statements
SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$109,666	$119,051
Accounts receivable, net	1,139	2,164
Inventories	2,003	2,493
Deferred tax asset, current portion	2,005	2,129
Prepaid expenses and other current assets	2,866	2,760

Total current assets	117,679	128,597
Property and equipment, net	31,683	30,919
Intangible assets, net	1,364	1,396
Deferred tax asset, net of current portion	19,596	18,754
Other assets	477	494

Total assets	$170,799	$180,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,910	$9,385
Accrued liabilities	7,195	8,808
Deferred revenue	6,123	6,278
Current portion of capital lease obligations	1,869	1,961

Total current liabilities	18,097	26,432
Other liabilities	595	660
Capital lease obligations, less current portion	794	1,742

Total liabilities	19,486	28,834
Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 24,007 and 23,705 shares issued and outstanding on March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	182,879	181,890
Accumulated other comprehensive loss	(26)	(35)
Deferred stock-based compensation	(142)	(191)
Accumulated deficit	(31,400)	(30,340)

Total stockholders’ equity	151,313	151,326

Total liabilities and stockholders’ equity	$170,799	$180,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenues	$26,705	$16,883
Cost of revenues(1)	13,034	8,749

Gross profit	13,671	8,134

Operating expenses(1):
Technology and development	5,814	3,983
Sales and marketing	5,180	3,693
General and administrative	5,964	3,397

	16,958	11,073

Loss from operations	(3,287)	(2,939)
Interest expense	(54)	(78)
Other income (expense), net	1,487	475

Loss before income taxes	(1,854)	(2,542)
Benefit from income taxes	794	977

Net loss	$(1,060)	$(1,565)

Net loss per share — basic and diluted	$(0.04)	$(0.41)

Weighted-average shares outstanding — basic and diluted	23,933	3,805

(1) Stock-based compensation is allocated as follows:
Cost of revenues	$38	$11
Technology and development	264	143
Sales and marketing	175	87
General and administrative	385	170
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,060)	$(1,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,485	2,176
Amortization of intangible assets	32	88
Amortization of stock-based compensation, net of cancellations	862	411
Change in carrying value of preferred stock warrant liability	—	(121)
Deferred income taxes	(723)	(970)
Changes in operating assets and liabilities
Inventories	490	403
Accounts receivable, net	1,025	280
Prepaid expenses and other current assets	(106)	(384)
Other assets	17	(106)
Accounts payable	(6,475)	(2,566)
Accrued and other liabilities	(1,667)	(8,159)
Deferred revenue	(155)	(181)

Net cash used in operating activities	(4,275)	(10,694)

Cash flows from investing activities:
Purchases of property and equipment	(4,249)	(1,764)

Net cash used in investing activities	(4,249)	(1,764)

Cash flows from financing activities:
Principal payments of capital lease obligations	(1,040)	(634)
Proceeds from issuance of common stock upon exercise of stock options	179	8
Repurchases of common stock	—	(2)

Net cash used in financing activities	(861)	(628)

Net decrease in cash and cash equivalents	(9,385)	(13,086)
Cash and cash equivalents, beginning of period	119,051	39,153

Cash and cash equivalents, end of period	$109,666	$26,067

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$50	$57
Cash paid during the period for income taxes	760	—
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
     On September 29, 2006, the Company completed its initial public offering (“IPO”) in which the Company sold 5,800 shares at a price to the public of $15.00 per share. As a result of the IPO, a total of $87.0 million in gross proceeds was raised, with net proceeds to the Company of $78.5 million after deducting underwriting fees and commissions of $6.1million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an aggregate of 13,863 common shares.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.
     These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Form 10-K.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary acquired in 2005. The wholly-owned subsidiary was dissolved in 2006 and was merged into the Company. All intercompany transactions and balances have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include intangible assets valuation, legal contingencies, deferred tax asset valuation allowance, and the valuation of equity instruments. Actual results could differ from these estimates.

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
     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and FIN 28.
     Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which supersedes its previous accounting under APB 25. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted SFAS No. 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS No. 123R shall be applied to option grants after the required effective date. For options granted prior to the SFAS No. 123R effective date, for which the requisite service period has not been performed as of January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic-value method of APB 25. In addition, the Company will continue amortizing those awards valued prior to January 1, 2006 utilizing an accelerated amortization schedule, while all option grants valued after January 1, 2006 will be expensed on a straight-line basis over the requisite period.
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company elected to adopt the prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R.
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
     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.
     As of January 1, 2007, the date of adoption of FIN 48, the Company had $1,200 of liabilities for unrecognized tax benefits. The amount of liability for unrecognized tax benefits that, if recognized, would decrease the Company’s provision for income taxes and increase net income is $1,000, net of the federal benefit on state issues. There was no significant cumulative impact to retained earnings as a result of the adoption of FIN 48. As of March 31, 2007, the Company anticipates an additional increase to the unrecognized tax benefits for fiscal 2007 in the amount of $309. The total liability for unrecognized tax benefits and the increase in the current period relate to reserves against the Company’s research and development tax credits claimed on Federal and California returns.
      The Company is subject to taxation in the United States, California, and North Carolina, and is currently under examination by California for the 2003 tax year. As of March 31, 2007, an estimate of the range of impact on the liabilities for unrecognized tax benefits in the next twelve months as a result of this audit cannot be made. The material jurisdictions that are subject to examination by tax authorities for tax years after 2003 primarily include California and the United States.
Comprehensive Income (loss)
     Comprehensive income (loss) consists of certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on marketable securities are included in accumulated other comprehensive income (loss). Accumulated other comprehensive loss was $26 and $35 at March 31, 2007 and December 31, 2006, respectively, resulting from unrealized gains and losses on marketable securities.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its financial position and results of operations.
Note 2 — Stock-Based Compensation
1999 Stock Plan
     In September 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). Under the Plan, the Company issued shares of common stock and options to purchase common stock to employees, directors and consultants. Options granted under the 1999 Plan were incentive stock options or non-qualified stock options. Incentive stock options (“ISOs”) were granted only to Company employees, which includes officers and directors who were also employees of the Company. Non-qualified stock options (“NSOs”) and stock purchase rights could be granted to employees, non-employee directors and consultants. Options under the 1999 Plan were to be granted at prices not less than 85% of the fair market value of the shares on the date of the grant as determined by the Company’s Board of Directors (“the Board”), provided, however, that (i) the exercise price of an ISO was not less than 100% of the fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO or NSO granted to a stockholder who owned greater than 10% of the voting power of all classes of stock was not less than 110% of the deemed fair value of the shares on the date of grant. The Board determined the period over which options become exercisable and vested. The term of the options was to be no longer than five years for ISOs to grantees who own greater than 10% of the voting power of all classes of stock; and no longer than ten years for all other options. Options granted under the 1999 Plan were exercisable in full as of the grant date, and generally vested over four years. The Board of Directors determined that no further grants of awards under the 1999 Plan would be made after the Company’s IPO.
2006 Equity Incentive Plan
     In June 2006, the Board adopted, and in September 2006 the Company’s stockholders approved, the 2006 Equity Incentive Plan (the “2006 Plan”), and all shares of common stock available for grant under the 1999 Plan transferred to the 2006 Plan. The 2006 Plan provides for the grant of ISOs to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company, and for the grant of

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
all other types of awards to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction. Other types of awards under the 2006 Plan include NSOs, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, and performance shares.
     Options granted under the 2006 Plan have terms not to exceed 10 years, and they are issued with an exercise price equal to the fair market value of the shares of common stock on the date of grant as determined by the Board; provided, however, that (i) the term of an option may be no longer than five years for ISOs to grantees who own greater than 10% of the voting power of all classes of stock; and (ii) the exercise price of an ISO granted to a stockholder who owns greater than 10% of the voting power of all classes of stock must be not less than 110% of the fair market value of the shares on the date of grant. Prior to the Company’s IPO, the Board determined the fair market value of common stock in good faith based on the best information available at the time of the grant. Following the IPO, the fair market value of the Company’s common stock is determined as the last sale price of such stock on the Nasdaq Global Market on the date of the grant. Options issued under the 2006 Plan typically vest and become exercisable with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years.
     At the time of adoption, there were 1,358 shares of common stock authorized for issuance under the 2006 Plan plus 93 shares of common stock from the 1999 Plan that were unissued. The 2006 Plan provides for automatic replenishments of shares on January 1 of 2008, 2009, and 2010, of the lesser of (i) 4.62% of the stock options granted and outstanding on the December 31 immediately prior to the date of increase or (ii) a lesser number as determined by the Board.
Stock Option Activity
     A summary of the Company’s stock option activity for the three months ended March 31, 2007 is as follows:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value
Balances, December 31, 2006	1,378	5,034	$7.28
Granted	(706)	706	16.41
Exercised	—	(270)	0.65
Forfeited, cancelled or expired	70	(70)	8.29

Balances, March 31, 2007	742	5,400	$8.79	8.5	$39,486
Options vested and expected to vest at March 31, 2007		5,089	$8.64	8.5	$37,936
Options vested at March 31, 2007		1,559	$5.17	7.5	$16,956
     During the three months ended March 31, 2007, the Company granted stock options to purchase an aggregate of 706 shares of common stock with an estimated weighted-average grant-date fair value of $6.63 per share. The total fair value of options that vested during the three months ended March 31, 2007 was $999. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $3,623. Net cash proceeds from the exercise of stock options were $179 for the three months ended March 31, 2007. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Stock-based Compensation
      The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2007 were as follows:

Three Months
Ended
March 31, 2007
(Unaudited)
Dividend yield	—
Annual risk free rate of return	4.5%
Expected volatility	41.9%
Expected term (years)	4.4
     Employee stock-based compensation expense recognized in the three months ended March 31, 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     At March 31, 2007, the Company had $12,569 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately three years.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Note 3 — Net Loss Per Share
     Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.
     Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock, common stock subject to repurchase rights, and incremental shares of common stock issuable upon the exercise of stock options and warrants.

	Three Months
	Ended March 31,
	2007	2006
Historical net loss per share:
Numerator
Net loss	$(1,060)	$(1,565)

Denominator
Weighted-average common shares outstanding	23,958	3,996
Less: Weighted-average unvested common shares subject to repurchase	(25)	(191)

Denominator for basic net loss per share	23,933	3,805

Dilutive effect of stock options and shares subject to repurchase	—	—

Denominator for diluted net loss per share	23,933	3,805

Net loss per share — basic and diluted	$(0.04)	$(0.41)

     The following weighted-average outstanding options, common stock subject to repurchase and convertible preferred stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months
	Ended March 31,
	2007	2006
Options to purchase common stock and common stock subject to repurchase	1,644	1,587
Convertible preferred stock (as converted basis)	—	13,802
Convertible preferred stock warrants (as converted basis)	—	57

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Note 4 — Balance Sheet Components
Inventories
     Inventories are primarily raw materials and consist principally of paper, photo book covers, and packaging supplies.
Property and Equipment

	March 31,	December 31,
	2007	2006
Computer and other equipment	$45,314	$41,880
Software	9,532	8,791
Leasehold improvements	4,934	4,903
Furniture and fixtures	1,393	1,348

	61,173	56,922
Less: Accumulated depreciation and amortization	(29,490)	(26,003)

Net property and equipment	$31,683	$30,919

     Property and equipment includes $6,502 of equipment under capital leases at both March 31, 2007 and December 31, 2006. Accumulated depreciation of assets under capital leases totaled $4,200 and $3,820 at March 31, 2007 and December 31, 2006, respectively.
     Depreciation and amortization expense totaled $3,485 and $2,176 for the three months ended March 31, 2007 and 2006, respectively.
Accrued Liabilities

	March 31,	December 31,
	2007	2006
Accrued marketing expenses	$1,318	$1,822
Accrued compensation	1,512	1,201
Accrued taxes	223	1,235
Accrued consultant expenses	1,059	884
Accrued other	3,083	3,666

	$7,195	$8,808

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages) — (Continued)
Note 5 — Commitments and Contingencies
Indemnifications
     In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
     In accordance with its bylaws and pursuant to indemnity agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such a capacity. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future claims.
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
     From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. At March 31, 2007, in the opinion of management, there are no other matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, revenue trends, operating expenses as a percentage of net revenues, our capital expenditures for 2007, effective tax rates, realization of deferred tax assets, the sufficiency of our cash and cash equivalents balances and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
     We currently generate revenues by selling photo-based products such as greeting cards, personalized calendars and professionally-bound photo books, and high-quality prints, ranging in size from wallet- to jumbo-sized 20x 30 enlargements. We currently manufacture all of these items in our Hayward, California manufacturing facility. We are expecting to also manufacture these items in a new facility in Charlotte, North Carolina which is planned to be fully operational by the fourth quarter of 2007. By controlling the production process in these facilities, we are able to manufacture high-quality products, maintain a favorable cost structure and provide timely shipments to customers, even during peak demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.
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
     In the past two years, we have launched numerous new products, including canvas prints, keepsake boxes, jewelry, desk organizers, multi-media DVD slideshows, magnets, coasters, year-at-a-glance calendars, tiled mugs, playing cards, puzzles, scrapbooking supplies and frames, as well as numerous enhancements to our photo books, including new covers, layouts, page designs, and licensed content for children’s character-themed photobooks including Sesame Street®, Clifford the Big Red Dog®, Angelina Ballerina®, and Thomas the Tank Engine®. In addition to new products, we have created new services, including: the ability to search, tag and organize photos; the launch of Shutterfly Studio, our consumer desktop software application that allows for uploading, organizing, printing, sharing and editing from the desktop; a redesigned and easier to use website; a new store that makes shopping easier and more accessible; and dozens of new borders that customers can use to enhance their pictures, cards and photo books.
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
     We have experienced rapid growth since launching our service in December 1999. Since inception through March 2007, we have fulfilled more than 15.9 million orders, sold more than 493 million prints and stored approximately 1-2 billion of our consumers’ photos in our image archives. According to industry sources, in 2006, Shutterfly.com had approximately 28.9 million unique visitors.
Basis of Presentation
     Net Revenues. We generate revenues primarily from the printing and shipping of photo-based products, such as photo books, cards and calendars, photo prints, and photo-based merchandise, such as mugs, mouse pads and magnets, and ancillary products such as frames, photo albums and scrapbooking accessories. Revenues are recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders via our website and pay primarily using credit cards. Historically, most of our revenues have been derived in the United States. For the three months ended March 31, 2007, approximately 98% of our revenue came from customers with billing addresses in the United States.
     Our personalized products and services revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products and services, and the related shipping revenues from these sales. We believe our personalized photo-based products differentiate us from other traditional photo processors and are key to attracting and retaining customers.
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
     To offset these price declines and to improve profitability, we have continued to invest in large scale manufacturing technology to enable us to reduce the cost of manufacturing prints. We have also continued to recruit highly qualified personnel with specialized skills in print manufacturing. We believe that these strategies have allowed us, and will continue to allow us, to compete successfully with other companies in our industry. In addition, we continue to focus on diversifying our business towards the large and growing market for personalized products and services.
     Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our net revenues during the holiday season in the fourth quarter of the calendar year. We also typically experience increases in revenues during other shopping-related seasonal events, such as Mother’s Day, Father’s Day, Halloween and Easter. We generally experience lower net revenues during the first, second and third quarters. As is typical in the retail industry, we have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill orders for our products, usually one to three business days, order backlog is not material to our business.

     To further understand revenue trends, we monitor several key metrics including:
          Average Order Value. Average order value is net revenues for a given period of time divided by the total number of customer orders recorded during that same period. We seek to increase average order value as a means of increasing net revenues. Average order value has increased on an annual basis for each year since 2000, and we anticipate that this trend may continue in the future.
          Total Number of Orders. We closely monitor total number of orders as an indicator of revenue trends. We recognize the revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met. This is consistent with our revenue recognition policy discussed in Critical Accounting Policies and Estimates below. Orders are typically processed and shipped within two business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future.
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
     Operating Expenses. Operating expenses consist of technology and development, sales and marketing, and general and administrative expenses. We anticipate that each of these categories of operating expenses will increase in absolute dollar amounts, but as a percentage of net revenues will remain consistent with the recent historical percentages.
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

     General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues for the period. We expect our general and administrative expense will increase in absolute dollars in the near to intermediate term as we will incur additional legal and accounting costs in order to comply with regulatory reporting requirements and the Sarbanes-Oxley Act of 2002, as well as additional costs such as investor relations and higher insurance premiums.
     Interest Expense. Interest expense consists of interest costs recognized under our capital lease obligations and for borrowed money.
     Other Income (Expense), Net. Other income (expense), net consists primarily of the interest income on our cash accounts and the changes in the fair value of our convertible preferred stock warrants under FASB Staff Position, or FSP 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” adopted in July 2005. Under FSP 150-5, the warrants were subject to re-measurement at each balance sheet date, and changes in fair value were recognized as a component of other income (expense), net. Subsequent to the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock. Accordingly, the liability for the convertible preferred stock warrants was reclassified as common stock and additional paid-in capital and the warrants are no longer subject to re-measurement.
     Income Taxes. Provision for income taxes depends on the statutory rate in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have sold almost all of our products to customers in the United States. If we continue to sell our products primarily to customers located within the United States, we anticipate that our long-term future effective tax rate will be between 38% and 45%, without taking into account the use of any of our net operating loss carryforwards. However, we anticipate that in the future we may further expand our sale of products to customers located outside of the United States. In that case we would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.
     Our fiscal year end for federal and state tax purposes is September 30. As our fiscal year for financial reporting purposes is December 31, we plan on changing our fiscal year end for federal and state tax purposes to December 31 by filing short-period income tax returns for federal and state purposes covering October 1, 2006 through December 31, 2006. We do not expect this will have a material impact on our income tax provision. As of March 31, 2007, for federal and state tax purposes, we had approximately $43 million of federal and $41 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2008 for federal and state tax purposes, respectively.
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
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that the accounting policies discussed below are the most critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
     Revenue Recognition. We generate revenues primarily from the printing and shipping of photo-based products, such as photo books, cards and calendars, photo prints, photo-based merchandise, such as mugs, mouse pads and magnets, and ancillary products such as frames, photo albums and scrapbooking accessories. We generally recognize revenues from product sales upon shipment when persuasive evidence of an arrangement exists (typically through the use of a credit card or receipt of a check), the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders. The Company also generates revenue from order referral fees received from merchants for customer click-throughs and orders that are placed on the merchants’ websites. Revenue generated from order referrals is recognized in the period that the click-through impression is delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable, no significant obligations remain and collection is reasonably assured.
     We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. Revenues are recorded net of estimated returns and the provision for estimated returns is included in accrued liabilities. During the three months ended March 31, 2007, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are reflected in net revenues. Production costs related to free products are included in costs of revenues upon redemption. Shipping charged to customers is recognized as revenues.
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
     Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no valuation allowance is necessary. If actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which will impact deferred tax assets and the results of operations in the period the change in made.
     Effective January 1, 2007, we account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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
Results of Operations

	Three Months
	Ended March 31,
	2007	2006
Net revenues	100%	100%
Cost of revenues	49%	52%

Gross profit	51%	48%
Operating expenses:
Technology and development	22%	24%
Sales and marketing	19%	22%
General and administrative	22%	20%

Loss from operations	(12)%	(18)%
Interest expense	0%	0%
Other income (expense), net	6%	3%

Loss before income taxes	(7)%	(15)%
Benefit from income taxes	3%	6%

Net loss	(4)%	(9)%

Comparison of the Three Month Periods Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)

Net revenues	$26,705	$16,883	58%
Cost of revenues	13,034	8,749	49%
     Net revenues increased $9.8 million, or 58%, for the three months ended March 31, 2007 as compared to the same period in 2006. Revenue growth was attributable to the increases in both personalized product and services and print revenues. Personalized products and services revenues increased $6.7 million, or 104%, to $13.1 million for the three months ended March 31, 2007 as compared to the same period in 2006. Personalized products and services revenues were positively affected by increased sales of photo books, calendars, folded greeting cards and photo-based merchandise. This caused personalized products and services revenues to increase to 49% of revenues in the first three months of 2007 from 38% for the same period in 2006. Print revenues increased $3.2 million, or 30%, to $13.6 million for the three months ended March 31, 2007 as compared to the same period in 2006. Print revenues were positively affected by increased sales volumes of 4x6 and 4x8 prints. Total number of orders increased 31% to 1,288,000 for the three months ended March 31, 2007 as compared to the same period in 2006. Average order value increased 20% to $20.73 per order for the three months ended March 31, 2007 as compared to the same period in 2006, as a result of the increased sales of photo books which have higher prices.
     Cost of revenues increased $4.3 million, or 49%, for the three months ended March 31, 2007 as compared to the same period in 2006. The cost of revenues increase was driven by the increased volume of shipped products. Cost of revenues as a percentage of net revenues decreased by 3% for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease was primarily the result of lower shipping costs we negotiated in September 2006.

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)

Technology and development	$5,814	$3,983	46%
Sales and marketing	5,180	3,693	40%
General and administrative	5,964	3,397	76%
     Our technology and development expense increased $1.8 million, or 46%, for the three months ended March 31, 2007 as compared to the same period in 2006, although this expense decreased as a percentage of net revenues from 24% to 22%. The increase was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which increased by $0.8 million, as well as increased third-party hosting expenses which increased by $0.1 million. We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $0.5 million. In addition, stock-based compensation expense from employee grants was $0.3 million in the three months ended March 31, 2007, compared to $0.1 million in the three months ended March 31, 2006.
     Our sales and marketing expense increased $1.5 million, or 40%, for the three months ended March 31, 2007 as compared to the same period in 2006, although this expense decreased as a percentage of net revenues from 22% to 19%. Personnel and related costs for employees and consultants increased by $0.5 million, and our expenditures incurred on customer acquisition and promotion costs increased by $0.8 million. In addition, stock-based compensation expense from employee grants was $0.2 million in the three months ended March 31, 2007, compared to $0.1 million in the three months ended March 31, 2006.
     Our general and administrative expense increased $2.6 million, or 76%, for the three months ended March 31, 2007 as compared to the same period in 2006. This expense increased as a percentage of net revenues from 20% to 22%. Personnel and related costs for employees increased by $0.6 million for the three months ended March 31, 2007 as compared to the same period in 2006. Legal and accounting fees increased by $0.2 million and $0.4 million, respectively for the three months ended March 31, 2007 as compared to the same period in 2006. Consulting expenses increased by $0.5 million for the three months ended March 31, 2007 as compared to the same period in 2006, as a result of costs incurred primarily for Sarbanes-Oxley compliance efforts. Payment processing fees paid to third parties increased by $0.3 million during the three months ended March 31, 2007 as compared to the same period in 2006 due to increased order volumes. Stock-based compensation from employee grants was $0.4 million in the three months ended March 31, 2007, compared to $0.2 million in the three months ended March 31, 2006.
     Interest expense decreased by $24,000 or 31% for the three months ended March 31, 2007 as compared to the same period in 2006, due primarily to a decrease in interest expense on capitalized lease obligations.
     Other income (expense), net increased by $1.0 million for the three months ended March 31, 2007 as compared to the same period in 2006, due to larger invested cash balances and higher interest rates. For 2006, other income (expense), net also included $0.1 million of income related to changes in the fair value of our redeemable convertible preferred stock warrants under FSP 150-5. Upon the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded.

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Income tax benefit	$794	$977
Effective tax rate	43%	38%
     The benefit for income taxes was $0.8 million for the first three months of 2007, compared to a benefit of $1.0 million for the same period in 2006 due to a decrease in loss before income taxes, and changes in our effective tax rate, primarily due to the non-deductability of stock-based compensation.

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)

Loss before income taxes	$(1,854)	$(2,542)	(27)%
Net loss	(1,060)	(1,565)	(32)%
     Net loss decreased by $0.5 million, or 32%, for the three months ended March 31, 2007 as compared to the same period in 2006.
Liquidity and Capital Resources

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Consolidated Statements of Cash Flows Data:
Capital expenditures	$4,249	$1,764
Depreciation and amortization	3,485	2,176
Cash flows used in operating activities	(4,275)	(10,694)
Cash flows used in investing activities	(4,249)	(1,764)
Cash flows used in financing activities	(861)	(628)
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
      Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $80.9 million of proceeds, net of underwriters’ discount, which we received on October 4, 2006. At March 31, 2007, we had $109.7 million of cash and cash equivalents, a decrease from $119.1 million as of December 31, 2006. Cash equivalents are comprised of money market funds and investment-grade corporate bonds.

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
     We anticipate capital expenditures of $23 million to $25 million for the remainder of 2007, approximately 40% to 50% of which we expect will be used to add manufacturing capacity. These expansion plans, while significant, are not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We expect that such capital expenditures will increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.
     Operating Activities. For the three months ended March 31, 2007, net cash used in operating activities was $4.3 million, primarily due to our net loss of $1.1 million and the net change in operating assets and liabilities of $6.9 million, adjusted for non-cash items including $3.5 million of depreciation and amortization expense, $0.7 million of provision for income taxes and $0.9 million of stock-based compensation.
     For the three months ended March 31, 2006, net cash used in operating activities of $10.7 million resulted from our net loss of $1.6 million and the net change in operating assets and liabilities of $10.7 million, adjusted for non-cash items including $2.3 million of depreciation and amortization expense, $1.0 million of benefit for income taxes, $0.4 million of amortization of stock-based compensation and $0.1 million of change in carrying value of preferred stock warrant liability.
     Investing Activities. For the three months ended March 31, 2007, net cash used in investing activities was $4.2 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware and capitalized website development costs related to projects that were placed into service.
     For the three months ended March 31, 2006, net cash used in investing activities was $1.8 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware and capitalized website development costs related to projects that were placed into service.
     Financing Activities. Our financing activities for the three months ended March 31, 2007 used cash of $0.9 million, primarily from $1.0 million of principal payments on capital lease obligations.
     For the three months ended March 31, 2006, net cash used in financing activities was $0.6 million, primarily from principal payments on capital lease obligations.
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

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us as of January 1, 2008. We are currently evaluating the impact, if any, of SFAS 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us as of January 1, 2008. We are currently evaluating the impact, if any, of adopting SFAS 159 on its financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate and Credit Risk. We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents and carried at fair value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity.
     As of March 31, 2007 and December 31, 2006, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
     We face significant production risks, particularly at peak holiday seasons, including the risks of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2006 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees. We believe that we must significantly grow our current production capability to meet our projected revenue targets. We have announced that we are opening a new manufacturing and production plant in Charlotte, North Carolina, which is planned to be fully operational by the fourth quarter 2007. We expect to spend between $23 million and $25 million in capital expenditures in the remainder of 2007, approximately 40% to 50% of which we expect will be used to add manfacturing capacity. Our inability to launch our Charlotte facility on-time, or meet our seasonal production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements were to exceed our expectations, our results of operations would be harmed.
Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.
     Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are difficult for us to predict and/or control. Factors that could cause our quarterly operating results to fluctuate include:
•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our website and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases, particularly our high-volume customers from whom we derive a high proportion of our net revenues;

•	our ability to sustain our profit margins, particularly our ability to sell to consumers photo-based products such as photo books, calendars and cards;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or website;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under newly adopted accounting standards;

•	consumer preferences for digital photography services; and

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products.
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
     We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year. This typically enables us to generate the majority of our net revenue during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Also, as a publicly-traded company, we are subject to the Sarbanes-Oxley Act of 2002, which will soon require that our internal controls and procedures comply with Section 404 of the Sarbanes-Oxley Act. We expect compliance to be costly and it could impact our results of operations in future periods. In addition, the Financial Accounting Standards Board now requires us to follow Statement No. 123 (revised 2004), “Share Based Payment,” or SFAS No. 123R. Under SFAS No. 123R, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received beginning in the first quarter of the 2006 fiscal year. We expect that we will continue to use stock options to attract, incentivize and retain our employees and will therefore incur the resulting stock-based compensation expense. This will continue to adversely affect our operating results in future periods.
We have a limited operating history, which makes it difficult to evaluate our business and prospects for the future.
     Our company was formed in April 1999, and we have only a limited operating history on which investors can base an evaluation of our business and future prospects. As an e-commerce company in the early stage of development, we face many risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
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
     We may be unable to accomplish one or more of these things, which could cause our business to suffer. If we do accomplish one or more of these things, it might be very expensive, which could harm our financial results.

If we are not able to reliably meet our data storage and management requirements, customer satisfaction and our reputation could be harmed.
     As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage hundreds of terabytes of data. This results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds our expectations, our results of operations would be harmed.
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
     The satisfactory performance, reliability and availability of our website, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. We currently conduct periodic site maintenance several times a quarter that require us to take the website down. The scheduled down times are planned at non-peak hours, typically at midnight. Any interruptions that result in the unavailability of our website or reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our website during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter.
     We depend in part on third parties to implement and maintain certain aspects of our communications and printing systems. Therefore many of the causes of system interruptions or interruptions in the production process may be outside of our control. As a result, we may not be able to remedy such interruptions in a timely manner, or at all. Our business interruption insurance policies do not address all potential causes of business interruptions that we may experience, and any proceeds we may receive from these policies in the event of a business interruption may not fully compensate us for the revenues we may lose.
We may have difficulty managing our growth and expanding our operations successfully.
     We have grown from 200 employees as of March 31, 2006 to 283 employees as of March 31, 2007. We have website operations, offices and customer support centers in Redwood City, California and a production facility in Hayward, California. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. We have announced that we are opening a new manufacturing and production plant in Charlotte, North Carolina, which is planned to be fully operational by the fourth quarter 2007. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.
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
     Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. For example, in the second quarter of 2005, certain of our competitors reduced the list prices of their 4×6 prints from $0.19 to $0.12. In response, we lowered the list price of our 4×6 prints from $0.29 to $0.19 in order to remain competitive. A drop in our 4×6 prices, due to competitive pressures or otherwise, without a corresponding increase in volume would negatively impact our net revenues and could adversely affect our gross margins.
     We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 19% of our net revenues in 2005 and approximately 20% of our net revenues in 2006. Many online businesses, including Shutterfly, offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement and/or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, many online businesses, including Shutterfly, offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.
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
     The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:
•	Online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, Sony’s ImageStation and others;

•	“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services, such as in-store fulfillment and self-service kiosks for printing; these competitors may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

•	Regional photography companies such as Wolf Camera and Ritz Camera that have established brands and customer bases in existing photography markets;

•	Internet portals and search engines such as Yahoo!, AOL, Google and CNET that offer broad-reaching digital photography and related products and services to their large user bases;

•	Home printing service providers such as Hewlett-Packard, Epson and Canon, that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace; and

•	Photo-related software companies such as Adobe, Apple, Microsoft, Corel and others.
     Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development and distribution resources than we do. The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development, or to investments or partnerships with traditional and online competitors. Competitors that are well-funded (particularly new entrants) may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may develop new products, technologies or capabilities that could render obsolete or less competitive many of the products, services and content that we offer. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.
If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.
     The primary costs in operating our business are related to producing prints, shipping products, acquiring customers and compensating our personnel. If we are unable to keep these costs aligned with the level of revenues that we generate, our results of operations would be harmed. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy prices. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs.
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
     We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract and retain qualified personnel could impair our ability to implement our business plan.
If we are unable to attract customers in a cost-effective manner, or if we were to become subject to e-mail blacklisting, traffic to our website would be reduced and our business and results of operations would be harmed.
     Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our website and promote our products, including paying fees to third parties who drive new customers to our website, purchasing search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our website. We also use e-mail and direct mail to offer free products and services to attract customers, and we offer substantial pricing discounts to encourage repeat purchases. Our methods of attracting customers can involve substantial costs, regardless of whether we acquire new customers. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts impact our results of operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our website would be reduced and our business and results of operations would be harmed.
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
     Our ability to provide a high-quality customer experience also depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers and third-party Internet and communication infrastructure providers. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service and United Parcel Service, to deliver our products to customers. Strikes or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our products are also subject to damage during delivery and handling by our third-party shippers. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop Shutterfly as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.
The success of our business depends on continued consumer adoption of digital photography.
     Our growth is highly dependent upon the continued adoption by consumers of digital photography. The digital photography market is rapidly evolving, characterized by changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service announcements and changing consumer demands and behaviors. To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer. Moreover, we face significant risks that, if the market for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current products and services may become less attractive, which would likely result in the loss of customers, as well as lower net revenues and/or increased expenses.
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
     Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at a single third-party hosting facility in Santa Clara, California, and our production facility is in Hayward, California. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Hayward is located on, and Santa Clara is located near, a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We do not presently have redundant systems in multiple locations, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan currently in place.
Capacity constraints and system failures could prevent access to our website, which could harm our reputation and negatively affect our net revenues.
     Our business requires that we have adequate capacity in our computer systems to cope with the high volume of visits to our website. As our operations grow in size and scope, we will need to improve and upgrade our computer systems and network infrastructure to ensure reliable access to our website, in order to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our net revenues will increase.
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
     We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4×6 prints. We have an agreement with Fuji that expires in September 2007, but if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We are currently in the process of negotiating the renewal of the Fuji paper supply agreement to extend it until April 2010. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.
If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer. In addition, we may need to expand beyond our current customer demographic to grow our business.
     Although historically we have focused our business on consumer markets for silver halide prints, such as 4×6 prints, and photo-based products, such as photo books and calendars, we intend to address, and demand may shift to, new products and services. In addition, we believe we may need to address additional markets and expand our customer demographic in order to further grow our business. We may not successfully expand our existing services or create new products and services, address new market segments or develop a significantly broader customer base. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition, and results of operations.
We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.
     The operation of our business and growth efforts will require significant cash outlays and advance capital equipment expenditures and commitments. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot ensure that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.
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
If we fail to develop and maintain adequate internal controls, we may be unable to timely and accurately record, process and report financial data, fail to meet our periodic reporting obligations or have material misstatements in our financial statements. These events could lead to a decline in our stock price.
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
     As of March 31, 2007, we had 16 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties could bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.
     Our primary brand is “Shutterfly.” We hold registrations for the Shutterfly service mark in our major markets of the United States and Canada, as well as in the European Community, Mexico, Japan, Australia and New Zealand. An additional application for the Shutterfly mark is pending in Brazil. Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or one of our other marks. The Shutterfly brand is a critical component of our marketing programs. If we lose the ability to use the Shutterfly service mark in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brand and substantially harm our business and results of operations.
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
     We currently are the registrant of the Internet domain name for our website, Shutterfly.com, as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.
Our net revenues may be negatively affected if we are required to charge sales taxes in additional jurisdictions or other taxes on purchases.
     We currently do not collect or have imposed upon us sales or other taxes related to the products and services we sell, except for certain corporate level taxes and sales tax in California, Nevada, Pennsylvania and North Carolina where we have a tax nexus. If circumstances require us to collect sales or other taxes on the sale of our products it could, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

     Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made by a seller that is not physically present within the taxing jurisdiction. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions. Moreover, a number of states in the United States, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of remote sellers, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect additional sales and use taxes from purchasers. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.
Our effective tax rate may be subject to fluctuation from federal and state audits, and disqualifying dispositions of stock options.
     We are currently under examination in the state of California for the 2003 tax year, and the result of that examination could lead to fluctuations in our effective tax rate because they may disagree with certain assumptions we have made regarding appropriate credits and deductions in filing our tax returns.
     Under current stock option tax regulations, we are entitled to a stock option compensation tax deduction when employees exercise and sell their incentive stock options within a two year period for a taxable gain. Our current effective tax rate estimate does not incorporate this deduction as the extent of the deduction, based on employee option disposition activity is not currently determinable. A significant volume of these dispositions could lead to future fluctuations in our effective tax rate for any given quarter or year.
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
     Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content. Although our website’s terms of use specifically require customers to represent that they have the right and authority to reproduce the content they provide and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, pornographic, hateful, racist, scandalous, obscene or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction. That could substantially harm our business and results of operations.
Our practice of offering free products and services could be subject to judicial or regulatory challenge.
     We regularly offer free products and free shipping as an inducement for customers to try our products. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers — for example, that customers are required to pay shipping, handling and/or processing charges to take advantage of the free product offer — we may be subject to claims from individuals or governmental regulators that our free offers are misleading or do not comply with applicable legislation. These claims may be expensive to defend and could divert management’s time and attention. If we become subject to such claims in the future, or are required or elect to curtail or eliminate our use of free offers, our results of operations may be harmed.
Any failure by us to protect the confidential information of our customers and networks against security breaches and the risks associated with credit card fraud could damage our reputation and brand and substantially harm our business and results of operations.
     A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. For example, a majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their e-mail address. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. Any compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.
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
     To date, we have conducted limited international operations, but we intend to expand into international markets in order to grow our business. These expansion plans will require significant management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with local companies which understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities, in the foreign market. We do not have experience establishing such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business to be harmed.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations will likely continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.
     The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. Significant resources and management oversight are required to design, document, test, implement and monitor internal control over relevant processes and to, remediate any deficiencies. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts also involve substantial accounting related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.
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
     These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     During the three months ended March 31, 2007, we issued 2,199 shares of common stock upon the net exercise of outstanding warrants to purchase 2,809 shares of common stock. The issuance of shares on exercise of the warrant was deemed to be exempt from registration under Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering or transactions.

Use of Proceeds
     The S-1 relating to our initial public offering was declared effective by the SEC on September 28, 2006.
     Through March 31, 2007, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital and potential capital expenditures for manufacturing and website infrastructure equipment and new and existing manufacturing facilities. We expect our capital expenditures to be between $23 million and $25 million during the remainder of 2007, which will be funded by a combination of our cash and cash equivalents, expected cash flows from operations and the net proceeds from the offering. We expect to spend approximately half of this amount to purchase manufacturing equipment, obtain new manufacturing facilities and on improvements to our new and existing manufacturing facilities. The remainder will be allocated for the purchase of website infrastructure equipment. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
     Our management will retain broad discretion in the allocation and use of the net proceeds of our initial public offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific use of the remaining net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit
Number	Description

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: May 3, 2007	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold,
President and Chief Executive Officer

Dated: May 3, 2007	By:	/s/ Stephen E. Recht
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