Form 10-Q
period 2007-06-30
SHUTTERFLY INC
filed 2007-08-01
CIK 1125920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission file number 001-33031
SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2800 Bridge Parkway, Suite 101 Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 26, 2007, 24,338,045 shares of the Registrant’s common stock at $0.0001 par value were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Financial Statements
SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$104,011	$119,051
Accounts receivable, net	1,708	2,164
Inventories	2,042	2,493
Deferred tax asset, current portion	2,214	2,129
Prepaid expenses and other current assets	3,039	2,760

Total current assets	113,014	128,597
Property and equipment, net	39,586	30,919
Goodwill and intangible assets, net	2,968	1,396
Deferred tax asset, net of current portion	21,547	18,754
Other assets	658	494

Total assets	$177,773	$180,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,179	$9,385
Accrued liabilities	13,094	8,808
Deferred revenue	6,743	6,278
Current portion of capital lease obligations	1,791	1,961

Total current liabilities	24,807	26,432
Other liabilities	931	660
Capital lease obligations, less current portion	657	1,742

Total liabilities	26,395	28,834
Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 24,301 and 23,705 shares issued and outstanding on June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	185,313	181,890
Accumulated other comprehensive loss	(18)	(35)
Deferred stock-based compensation	(79)	(191)
Accumulated deficit	(33,840)	(30,340)

Total stockholders’ equity	151,378	151,326

Total liabilities and stockholders’ equity	$177,773	$180,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$29,877	$19,637	$56,582	$36,520
Cost of revenues(1)	14,832	9,756	27,866	18,505

Gross profit	15,045	9,881	28,716	18,015

Operating expenses(1):
Technology and development	6,641	4,271	12,455	8,254
Sales and marketing	7,199	4,504	12,379	8,197
General and administrative	6,741	4,301	12,705	7,698

	20,581	13,076	37,539	24,149

Loss from operations	(5,536)	(3,195)	(8,823)	(6,134)
Interest expense	(39)	(70)	(93)	(148)
Other income (expense), net	1,415	49	2,902	524

Loss before income taxes	(4,160)	(3,216)	(6,014)	(5,758)
Benefit from income taxes	1,721	1,123	2,514	2,100

Net loss	$(2,439)	$(2,093)	$(3,500)	$(3,658)

Net loss per share — basic and diluted	$(0.10)	$(0.54)	$(0.15)	$(0.95)

Weighted-average shares outstanding — basic and diluted	24,136	3,885	24,034	3,858

(1)	Stock-based compensation is allocated as follows:

Cost of revenues	$39	$21	$77	$32
Technology and development	192	117	456	260
Sales and marketing	139	114	314	201
General and administrative	553	210	938	380
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,500)	$(3,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,468	4,556
Amortization of intangible assets	77	158
Amortization of stock-based compensation, net of cancellations	1,785	873
Change in carrying value of preferred stock warrant liability	—	127
Loss on disposal of inventory and property and equipment	—	1
Deferred income taxes	(2,887)	(2,093)
Changes in operating assets and liabilities
Inventories	456	325
Accounts receivable, net	456	90
Prepaid expenses and other current assets	(279)	(356)
Other assets	(164)	4
Accounts payable	(6,206)	(1,410)
Accrued and other liabilities	4,541	(7,210)
Deferred revenue	465	497

Net cash provided by (used in) operating activities	2,212	(8,096)

Cash flows from investing activities:
Purchases of property and equipment and acquisition of business	(17,701)	(6,341)

Net cash used in investing activities	(17,701)	(6,341)

Cash flows from financing activities:
Principal payments of capital lease obligations	(1,306)	(757)
Payments of IPO related costs	—	(40)
Proceeds from issuance of common stock upon exercise of stock options	1,755	59
Repurchases of common stock	—	(11)

Net cash provided by (used in) financing activities	449	(749)

Net decrease in cash and cash equivalents	(15,040)	(15,186)
Cash and cash equivalents, beginning of period	119,051	39,153

Cash and cash equivalents, end of period	$104,011	$23,967

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$114	$92
Cash paid during the period for income taxes	760	—
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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Form 10-K.
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
     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.
     As of January 1, 2007, the date of adoption of FIN 48, the Company had $1,200 of liabilities for unrecognized tax benefits. The amount of liability for unrecognized tax benefits that, if recognized, would decrease the Company’s provision for income taxes and increase net income is $1,000, net of the federal benefit for state taxes. There was no significant cumulative impact to retained earnings as a result of the adoption of FIN 48. The total liability for unrecognized tax benefits and the increase in the current period relate to reserves against the Company’s research and development tax credits claimed on Federal and California returns.
     Subsequent to adoption and during the period ended June 30, 2007, the Company revised its reserve estimate related to research and development tax credits as a result of the conclusion of the California audit for the 2003 tax year. This change in estimate resulted in a decrease in liabilities for unrecognized tax benefits from $1,200 to $497. The amount of liability for unrecognized tax benefits that, if recognized, would decrease the Company’s provision of income taxes and increase net income is $448, net of the federal benefit for state taxes. Recognition of liabilities for unrecognized tax benefits would impact the Company’s effective tax rate. As of June 30, 2007, the Company anticipates an additional increase to the liability for unrecognized tax benefits for fiscal 2007 in the amount of $266.
     The Company recognizes interest and /or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon adoption of FIN 48 and at June 30, 2007 was $0.
     As of June 30, 2007, the Company is subject to taxation in the United States, California, North Carolina, New Jersey, and New York. The Company is subject to examination for tax years including and after 2003 for the United States, 2004 for California, and 2007 for the remaining jurisdictions. During the three months ended June 30, 2007, the Company favorably resolved an examination by California for the 2003 tax year, resulting in a decrease in the liability for unrecognized tax benefits of approximately $96.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages)
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on marketable securities are included in accumulated other comprehensive income (loss). Accumulated other comprehensive loss was $18 and $35 at June 30, 2007 and December 31, 2006, respectively, resulting from unrealized gains and losses on marketable securities. Marketable securities are included as a component of cash and cash equivalents. Total comprehensive loss for the three and six months ended June 30, 2007 were $2,430 and $3,482, respectively.
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
     At the time of adoption, there were 1,358 shares of common stock authorized for issuance under the 2006 Plan plus 93 shares of common stock from the 1999 Plan that were unissued. The 2006 Plan provides for automatic replenishments of shares on January 1 of 2008, 2009 and 2010, of the lesser of (i) 4.62% of our shares outstanding on the December 31 immediately prior to the date of increase or (ii) a lesser number as determined by the Board.
Stock Option Activity
     A summary of the Company’s stock option activity for the six months ended June 30, 2007 is as follows:

	Shares		Weighted	Weighted
	Available	Number of	Average	Average	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Term (Years)	Value
Balances, December 31, 2006	1,378	5,034	$7.28
Granted	(706)	706	16.41
Exercised	—	(270)	0.65
Forfeited, cancelled or expired	70	(70)	8.29

Balances, March 31, 2007	742	5,400	$8.79	8.5	$39,486
Granted	(423)	423	18.23
Exercised	—	(306)	5.15
Forfeited, cancelled or expired	160	(160)	7.76

Balances, June 30, 2007	479	5,357	9.77	8.3	63,125
Options vested and expected to vest at June 30, 2007		5,045	9.60	8.3	60,314
Options vested at June 30, 2007		1,767	6.27	7.6	26,988
     During the three months ended June 30, 2007, the Company granted stock options to purchase an aggregate of 423 shares of common stock with an estimated weighted-average grant-date fair value of $7.22 per share. The total fair value of options that vested during the three months ended June 30, 2007 was $1,960. The total intrinsic value of options exercised during the three months ended June 30, 2007 was $4,169. Net cash proceeds from the exercise of stock options were $1,573 for the three months ended June 30, 2007. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.
Stock-based Compensation
     The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended June 30, 2007 were as follows:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages)

Three Months
Ended
June 30, 2007
(Unaudited)
Dividend yield	—
Annual risk free rate of return	4.9%
Expected volatility	40.9%
Expected term (years)	4.2
     Employee stock-based compensation expense recognized in the six months ended June 30, 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     At June 30, 2007, the Company had $13,821 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately three years.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Historical net loss per share:
Numerator
Net loss	$(2,439)	$(2,093)	$(3,500)	$(3,658)

Denominator
Weighted-average common shares outstanding	24,151	4,016	24,054	4,016
Less: Weighted-average unvested common shares subject to repurchase	(15)	(131)	(20)	(158)

Denominator for basic net loss per share	24,136	3,885	24,034	3,858

Dilutive effect of stock options and shares subject to repurchase	—	—	—	—
Denominator for diluted net loss per share	24,136	3,885	24,034	3,858

Net loss per share — basic and diluted	$(0.10)	$(0.54)	$(0.15)	$(0.95)

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and percentages)
     The following weighted-average outstanding options, common stock subject to repurchase and convertible preferred stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock and common stock subject to repurchase	1,775	1,888	1,730	1,888
Warrants to purchase common stock	24	—	24	—
Convertible preferred stock (as converted basis)	—	13,802	—	13,802
Convertible preferred stock warrants (as converted basis)	—	59	—	58
Note 4 — Balance Sheet Components
Inventories
     Inventories are primarily raw materials and consist principally of paper, photo book covers, and packaging supplies.
Property and Equipment

	June 30,	December 31,
	2007	2006
Computer and other equipment	$53,211	$41,880
Software	11,174	8,791
Leasehold improvements	6,508	4,903
Furniture and fixtures	1,868	1,348

	72,761	56,922
Less: Accumulated depreciation and amortization	(33,175)	(26,003)

Net property and equipment	$39,586	$30,919

     Property and equipment includes $6,547 and $6,502 of equipment under capital leases at June 30, 2007 and December 31, 2006, respectively. Accumulated depreciation of assets under capital leases totaled $4,596 and $3,820 at June 30, 2007 and December 31, 2006, respectively.
     Depreciation and amortization expense totaled $3,984 and $2,379 for the three months ended June 30, 2007 and 2006, respectively. Depreciation and amortization expense totaled $7,468 and $4,556 for the six months ended June 30, 2007 and 2006, respectively.
Accrued Liabilities

	June 30,	December 31,
	2007	2006
Accrued marketing expenses	$1,947	$1,822
Accrued compensation	1,833	1,201
Accrued purchases	1,005	483
Accrued taxes	886	1,235
Accrued consultant expenses	1,156	884
Accrued other	6,267	3,183

	$13,094	$8,808

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
Legal Matters
     On June 19, 2007, FotoMedia Technologies, LLC filed a lawsuit in the Eastern District of Texas against Shutterfly, America Online, Inc., Photobucket.com, Inc., CNET Networks, Inc. and Yahoo! Inc., alleging that the defendants infringe three U.S. patents (U.S. Patent No. 6,018,774, No. 6,542,936 and No. 6,871,231). The plaintiff is seeking treble damages, attorneys’ fees, and an injunction against all parties, including the Company, based on unspecified allegations of infringement of the three patents listed above. The Company has been served with the complaint, and its response is currently due August 24, 2007. The Company disputes the plaintiff’s claims and believes that it has meritorious defenses and intends to vigorously defend this action. At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.
     On August 29, 2006, our former Chief Financial Officer, Virender Ahluwalia, sued the Company in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claims that he is entitled to exercise stock options for an additional 16 shares of the Company’s common stock because his vesting schedule should be deemed to have started one year earlier than the date stated in the Company’s corporate records. In addition, plaintiff claims that the Company initially did not advise him that withholding taxes were due at the time of exercise of his nonqualified stock options to purchase 277 shares of common stock in 2005, but that the Company later modified that tax advice, extended his option exercise date, and required that he make provision for the applicable withholding taxes at the time of exercise of such options. The plaintiff claims he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. He also claims that the calculation of the fair market value of the shares for the purpose of calculating his tax liability was improper. The plaintiff is seeking compensatory and punitive damages. In October 2006, the Company filed a Petition to Compel Arbitration and to stay the litigation pending arbitration, and the plaintiff has now stipulated to arbitration of the dispute. The parties have engaged in discovery in the Arbitration and the Company has recently moved for summary judgment on the claims, which the plaintiff has opposed. The Company disputes the plaintiff’s claims, believes that it has meritorious defenses and intends to vigorously defend this action. At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.
     From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. At June 30, 2007, in the opinion of management, there are no other matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, revenue trends, operating expenses as a percentage of net revenues, the decline in average selling prices for prints, our capital expenditures for 2007, effective tax rates, realization of deferred tax assets, the sufficiency of our cash and cash equivalents balances and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
     We currently generate revenues by selling photo-based products such as greeting cards, personalized calendars, professionally-bound photo books, and high-quality prints, ranging in size from wallet- to jumbo-sized 20x30 enlargements. We currently manufacture all of these items in our Hayward, California manufacturing facility. We will also manufacture these items in a new facility in Charlotte, North Carolina which is planned to be fully operational by the fourth quarter of 2007. By controlling the production process in these facilities, we are able to manufacture high-quality products, maintain a favorable cost structure and provide timely shipments to customers, even during peak demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.
     In the past two years, we have launched numerous new products, including canvas prints, keepsake boxes, posters, jewelry, desk organizers, multi-media DVD slideshows, magnets, coasters, year-at-a-glance calendars, tiled mugs, playing cards, puzzles, scrapbooking supplies and frames, as well as numerous enhancements to our photo books, including new square-book formats (the 12 x 12 Memory Book, the 8 x 8 Story Book, and the 4 x 4 Brag Book), new photo book covers, layouts, page designs, and licensed content for children’s character-themed photo books including Sesame Street(R), Clifford the Big Red Dog(R), Angelina Ballerina(R), and Thomas the Tank Engine(R). In addition to new products, we have created new services, including: the ability to search, tag and organize photos; the launch of Shutterfly Studio, our consumer desktop software application that allows for uploading, organizing, printing, sharing and editing from the desktop; a redesigned and easier to use website; a new store that makes shopping easier and more accessible; and dozens of new borders that customers can use to enhance their pictures, cards and photo books. To help facilitate the photo book creation process, we have organized design choices into popular “occasions” such as Wedding, Travel, Birthday, Baby, Kids, Class Year Book, Recipe Book, Portfolio and Journal. Within each occasion, we have created more than 70 pre-set style templates that include fonts, photo edges, page layouts and backgrounds.
     In addition, during the second quarter of fiscal year 2007, we entered into a strategic merchandising arrangement with Target Corporation (“Target”). Under the terms of the agreement, Target customers will be able to upload and organize their photos online and access our services to store, share and print their digital photos, and create photo-based products. Additionally, our customers will be able to order prints for pick-up at local Target stores.

     During the second quarter, we also completed the acquisition of certain assets and certain liabilities of CustomAbility, LLC, a publishing company that produces customized children’s books under the brand name Make It About Me! (“MIAM”). The total consideration paid, assets acquired, and liabilities assumed in this transaction were immaterial. MIAM produced the Sesame Street® book, My Adventure on Sesame Street and My Amazing Alphabet Adventures. Now available on Shutterfly, these adventure books integrate a picture into the book’s illustrations and storyline. This acquisition augments our personal publishing platform with popular Sesame Street children characters and content.
     We have experienced rapid growth since launching our service in December 1999. Since inception through June 2007 we have fulfilled more than 17.3 million orders, sold more than 545 million prints and stored approximately 1.6 billion of our consumers’ photos in our image archives. According to industry sources, in 2006, Shutterfly.com had approximately 28.9 million unique visitors.
Basis of Presentation
     Net Revenues. We generate revenues primarily from the printing and shipping of photo-based products, such as photo books, cards and calendars, photo prints, and photo-based merchandise, such as mugs, mouse pads and keepsake boxes, and ancillary products such as frames, photo albums and scrapbooking accessories. Revenues are recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders via our website and pay primarily using credit cards. Historically, most of our revenues have been derived in the United States. For the six months ended June 30, 2007, approximately 98% of our revenue came from customers with billing addresses in the United States.
     Our personalized products and services revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products and services, and the related shipping revenues from these sales. We believe our personalized photo-based products differentiate us from other traditional photo processors and are key to attracting and retaining customers.
     Our print revenues are derived from sales of our photo processing of digital images, including sales of 4×6 prints, and the related shipping revenues from these sales. Historically, average selling prices for prints have declined, and they may continue to decline in the future. For example, in the second quarter of 2005, a competitor reduced the list price of its 4×6 prints from $0.19 to $0.12. In response, we lowered the list price of our 4×6 prints from $0.29 to $0.19 in the fourth quarter of 2005. This decrease negatively affected our print revenues for the year ended December 31, 2006. List pricing for 4×6 prints has generally stabilized in the marketplace over the last year and a half since we reduced our pricing. Further drops in our 4×6 prices, due to competitive pricing pressure or otherwise, without corresponding increases in volumes would negatively impact our net revenues and could adversely affect our gross margins.
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
     Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our net revenues during the holiday season in the fourth quarter of the calendar year. During the fiscal year ended December 31, 2006, we generated 53% of our total revenue in the fourth quarter. We also typically experience increases in revenues during other shopping-related seasonal events, such as Valentine’s Day, Mother’s Day, Father’s Day, Halloween and Easter. We generally experience lower net revenues during the first, second and third quarters. As is typical in the retail industry, we have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill orders for our products, usually one to three business days, order backlog, WIP, and finished goods are not material to our business.
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
     Personalized Products and Services Revenues as Percentage of Net Revenues. We continue to innovate and improve our personalized products and services and expect the net revenues from these products and services to increase as a percentage of net revenues.
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
     Sales and marketing expense consists of costs incurred for marketing programs and personnel and related expenses for our customer acquisition, retention and loyalty marketing, product marketing, business development and public relations activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, the purchase of keyword search terms and various strategic alliances. We depend on these efforts to attract customers to our service.
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

     Income Taxes. Provision for income taxes depends on the statutory rate in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have sold almost all of our products to customers in the United States. If we continue to sell our products primarily to customers located within the United States, we anticipate that our long-term future effective tax rate will be between 37% and 44%, without taking into account the use of any of our net operating loss carryforwards. However, we anticipate that in the future we may further expand our sale of products to customers located outside of the United States. In that case we would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.
     Our fiscal year end for federal and state tax purposes was September 30. During the period ended June 30, 2007, the taxing authorities granted our request to change our fiscal year end for tax purposes to December 31. We expect to file a short period income tax return for federal and state purposes covering October 1, 2006 through December 31, 2006. We do not expect this will have a material impact on our income tax provision. As of June 30, 2007, for federal and state tax purposes, we had approximately $43 million of federal and $41 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2008 for federal and state tax purposes, respectively.
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
     We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. Revenues are recorded net of estimated returns and the provision for estimated returns is included in accrued liabilities. During the three months ended June 30, 2007, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are reflected in net revenues. Production costs related to free products are included in costs of revenues upon redemption. Shipping charged to customers is recognized as revenues.
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

Results of Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%
Cost of revenues	50%	50%	49%	51%

Gross profit	50%	50%	51%	49%
Operating expenses:
Technology and development	22%	22%	22%	23%
Sales and marketing	24%	23%	22%	22%
General and administrative	23%	22%	22%	21%

Loss from operations	(19)%	(17)%	(15)%	(17)%
Interest expense	0%	0%	0%	0%
Other income (expense), net	5%	0%	5%	1%

Loss before income taxes	(14)%	(17)%	(10)%	(16)%
Benefit from income taxes	6%	6%	4%	6%

Net loss	(8)%	(11)%	(6)%	(10)%

Comparison of the Three and Six Month Periods Ended June 30, 2007 and 2006

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Net revenues	$29,877	$19,637	52%	$56,582	$36,520	55%
Cost of revenues	14,832	9,756	52%	27,866	18,505	51%
     Net revenues increased $10.2 million, or 52%, for the three months ended June 30, 2007 as compared to the same period in 2006. Net revenues increased $20.1 million, or 55% for the six months ended June 30, 2007 as compared to the same period in 2006. Revenue growth was attributable to the increases in both personalized product and services and print revenues. Personalized products and services revenues increased $7.3 million, or 88%, to $15.6 million for the three months ended June 30, 2007 as compared to the same period in 2006. Personalized products and services revenues increased $14.0 million, or 95%, to $28.7 million for the six months ended June 30, 2007 as compared to the same period in 2006. Personalized products and services revenues were positively affected by increased sales of photo books, calendars, folded greeting cards and photo-based merchandise. This caused personalized products and services revenues to increase to 52% and 51% of revenues from 42% and 40% in the three and six month periods ended June 30, 2007 compared to the same periods in 2006, respectively. Print revenues increased $2.9 million, or 26%, to $14.2 million for the three months ended June 30, 2007 as compared to the same period in 2006. Print revenues increased $6.1 million, or 28%, to $27.8 million for the six months ended June 30, 2007 as compared to the same period in 2006. Print revenues were positively affected by increased sales volumes of 4x6 and 4x8 prints. Total number of orders increased 40% and 36% to 1,462,000 and 2,750,000 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Average order value increased 8% and 14% to $20.44 and $20.57 per order for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, a result of the increased sales of photo books which have higher prices.
     Cost of revenues increased $5.1 million, or 52%, for the three months ended June 30, 2007 as compared to the same period in 2006. Cost of revenues increased $9.4 million, or 51%, for the six months ended June 30, 2007 as compared to the same period in 2006. The cost of revenues increase was driven by the increased volume of shipped products. Cost of revenues as a percentage of net revenues remained flat and decreased by 2% for the three and six months ended June 30, 2007, respectively, as compared to the same period in 2006. The three and six month changes in cost of revenues, year over year, were the result of several efforts to increase operational efficiencies. We anticipate that our cost of revenues will increase for the remainder of 2007 as we grow our business.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Technology and development expense	$6,641	$4,271	56%	$12,455	$8,254	51%
Sales and marketing expense	7,199	4,504	60%	12,379	8,197	51%
General and administrative expense	6,741	4,301	57%	12,705	7,698	65%

Our technology and development expense increased $2.4 million, or 56%, for the three months ended June 30, 2007 as compared to the same period in 2006, although this expense remained flat as a percentage of net revenues at 22%. For the six months ended June 30, 2007, technology and development expense increased $4.2 million, or 51%, as compared to the same period in 2006, although this expense decreased as a percentage of net revenues from 23% to 22%. These absolute increases were attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which increased by $1.0 million and $1.8 million for the three and six month periods, as well as third-party hosting expenses which remained flat and increased by $0.2 million for the three and six month periods, respectively. We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $0.8 million and $1.3 million in the three and six month periods. In addition, stock-based compensation expense from employee grants was $0.2 million and $0.5 million in the three and six months ended June 30, 2007, compared to $0.1 million and $0.3 million in the three and six months ended June 30, 2006. We anticipate that our technology and development expense will increase for the remainder of 2007 as we grow our business.
     Our sales and marketing expense increased $2.7 million, or 60%, for the three months ended June 30, 2007 as compared to the same period in 2006. This expense increased as a percentage of net revenues from 23% to 24%. For the six months ended June 30, 2007, sales and marketing expense increased $4.2 million, or 51%, as compared to the same period in 2006. This expense remained flat as a percentage of net revenues at 22%. Personnel and related costs for employees and consultants increased by $0.5 million and $1.0 million in the three and six month periods, respectively, and our expenditures incurred on customer acquisition and promotion costs increased by $2.1 million and $2.9 million in the three and six month periods. In addition, stock-based compensation expense from employee grants was $0.1 million and $0.3 million in the three and six months ended June 30, 2007, compared to $0.1 million and $0.2 million in the three and six months ended June 30, 2006. We anticipate that our sales and marketing expense will increase for the remainder of 2007 as we grow our business.
     Our general and administrative expense increased $2.4 million, or 57%, for the three months ended June 30, 2007 as compared to the same period in 2006. This expense increased as a percentage of net revenues from 22% to 23%. For the six months ended June 30, 2007, general and administrative expense increased $5.0 million, or 65%, as compared to the same period in 2006. This expense increased as a percentage of net revenues from 21% to 22%. Personnel and related costs for employees increased by $0.5 million and $1.1 million for the three and six months ended June 30, 2007 as compared to the same period in 2006. Legal and accounting fees decreased by $0.1 million and increased by $0.5 million, respectively for the three and six months ended June 30, 2007 as compared to the same period in 2006. Consulting expenses increased by $0.6 million and $1.1 million for the three and six months ended June 30, 2007 as compared to the same period in 2006, as a result of costs incurred primarily for Sarbanes-Oxley compliance efforts. Payment processing fees paid to third parties increased by $0.3 million and $0.5 million during the three and six months ended June 30, 2007 as compared to the same period in 2006 due to increased order volumes. In addition, stock-based compensation expense from employee grants was $0.6 million and $0.9 million in the three and six months ended June 30, 2007, compared to $0.2 million and $0.4 million in the three and six months ended June 30, 2006. We anticipate that our general and administrative expense will increase for the remainder of 2007 in order to support our growing operations.
     Interest expense decreased by $31,000 or 44% and $55,000, or 37% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to a decrease in interest expense on capitalized lease obligations We anticipate that interest expense will remain consistent for the remainder of 2007.
     Other income (expense), net increased by $1.4 million and $2.4 million for the three and six months ended June 30, 2007 as compared to the same periods in 2006, due to larger invested cash balances and higher interest rates. For the three and six month periods in 2006, other income (expense), net also included $249,000 and $127,000 of income related to changes in the fair value of our redeemable convertible preferred stock warrants under FSP 150-5. Upon the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded. We anticipate that other income (expense) will increase relative to the prior year, for the remainder of 2007 due to our higher invested balances from cash proceeds from our IPO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income tax benefit	$1,721	$1,123	$2,514	$2,100
Effective tax rate	41%	35%	42%	36%
     The benefit for income taxes was $1.7 million and $2.5 million for the three and six months ended June 30, 2007, compared to benefits of $1.1 million and $2.1 million for the same periods in 2006. The increases in tax benefits is due to increases in loss before income taxes, and changes in our effective tax rate, primarily due to the non-deductibility of stock-based compensation. We anticipate that our long term future effective tax rate will be between 37% and 44%, without taking into account the use of any of our net operating loss carry forwards.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Loss before income taxes	$(4,160)	$(3,216)	29%	$(6,014)	$(5,758)	4%
Net loss	(2,439)	(2,093)	17%	(3,500)	(3,658)	4%
     Net loss increased by $0.3 million, or 17% and decreased by $0.2 million, or 4%, for the three and six months ended June 30, 2007 as compared to the same period in 2006.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Consolidated Statements of Cash Flows Data:
Capital expenditures	$16,069	$6,341
Depreciation and amortization	7,545	4,714
Cash flows provided by (used in) operating activities	2,212	(8,096)
Cash flows used in investing activities	(17,701)	(6,341)
Cash flows provided by (used in) financing activities	449	(749)
     We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our working capital requirements, capital lease obligations, expansion plans and technology development projects for at least the next 12 months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.
     Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $80.9 million of proceeds, net of underwriters’ discount, which we received on October 4, 2006. At June 30, 2007, we had $104.0 million of cash and cash equivalents, a decrease from $119.1 million as of December 31, 2006. Cash equivalents are comprised of money market funds and investment-grade corporate bonds.
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
     We anticipate capital expenditures of $12 million to $15 million for the remainder of 2007, a portion of which we expect will be used to add manufacturing capacity. These expansion plans, while significant, are not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We expect that such capital expenditures will increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.
     Operating Activities. For the six months ended June 30, 2007, net cash provided by operating activities was $2.2 million, primarily due to our net loss of $3.5 million and the net change in operating assets and liabilities of $0.7 million, adjusted for non-cash items including $7.5 million of depreciation and amortization expense, $2.9 million benefit for income taxes and $1.8 million of stock-based compensation.
     For the six months ended June 30, 2006, net cash used in operating activities of $8.1 million resulted from our net loss of $3.7 million and the net change in operating assets and liabilities of $8.1 million, adjusted for non-cash items including $4.7 million of depreciation and amortization expense, $2.1 million of benefit for income taxes, $0.9 million of amortization of stock-based compensation and $0.1 million of change in carrying value of preferred stock warrant liability.

     Investing Activities. For the six months ended June 30, 2007, net cash used in investing activities was $17.7 million primarily for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware and capitalized website development costs related to projects that were placed into service and acquisition costs. Subsequent to June 30, 2007, we entered into an unsecured loan commitment to provide interim financing to an unrelated third party for up to $1 million.
     For the six months ended June 30, 2006, net cash used in investing activities was $6.3 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware and capitalized website development costs related to projects that were placed into service.
     Financing Activities. Our financing activities for the six months ended June 30, 2007 provided cash of $0.5 million, primarily from $1.8 million of proceeds from issuance of common stock less cash used of $1.3 million of principal payments on capital lease obligations.
     For the six months ended June 30, 2006, net cash used in financing activities was $0.7 million, primarily from principal payments on capital lease obligations.
Off-Balance Sheet Arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. As part of the acquisition of MIAM, we agreed to make additional earnout payments of up to $0.6 million if certain milestones are achieved over the next 18 months.
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
     As of June 30, 2007 and December 31, 2006, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
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

ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 19, 2007, FotoMedia Technologies, LLC filed a lawsuit in the Eastern District of Texas against Shutterfly, America Online, Inc., Photobucket.com, Inc., CNET Networks, Inc. and Yahoo! Inc., alleging that the defendants infringe three U.S. patents (U.S. Patent No. 6,018,774, No. 6,542,936 and No. 6,871,231). The plaintiff is seeking treble damages, attorneys’ fees, and an injunction against all parties including Shutterfly, based on unspecified allegations of infringement of the three patents listed above. We were served with the complaint and our response is currently due August 24, 2007. We dispute the plaintiff’s claims, believe that we have meritorious defenses and intend to vigorously defend this action. At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.
     On August 29, 2006, our former Chief Financial Officer, Virender Ahluwalia, sued Shutterfly in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claims that he is entitled to exercise stock options for an additional 15,535 shares of our common stock because his vesting schedule should be deemed to have started one year earlier than the date stated in Shutterfly’s corporate records. In addition, plaintiff claims that we initially did not advise him that withholding taxes were due at the time of exercise of his nonqualified stock options to purchase 277,139 shares of our common stock in 2005, but that we later modified that tax advice, extended his option exercise date, and required that he make provision for the applicable withholding taxes at the time of exercise of such options. The plaintiff claims he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. He also claims that our calculation of the fair market value of the shares for the purpose of calculating his tax liability was improper. The plaintiff is seeking compensatory and punitive damages. In October 2006, we filed a Petition to Compel Arbitration and to stay the litigation pending arbitration, and the plaintiff has now stipulated to arbitration of the dispute. The parties have engaged in discovery in the Arbitration and the Company has recently moved for summary judgment on the claims, which the plaintiff has opposed. We dispute the plaintiff’s claims, believe that we have meritorious defenses and intend to vigorously defend this action. At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.
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
If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.
     We believe that we must significantly grow our current production capability to meet our projected revenue targets. We expect to spend between $12 million and $15 million in capital expenditures in the remainder of 2007, a portion of which we expect will be used to add manufacturing capacity. We have announced that we are opening a new manufacturing and production plant in Charlotte, North Carolina, which is planned to be fully operational in accordance with our current production plan by the fourth quarter 2007. Our inability to launch our Charlotte facility on-time, or meet our seasonal production requirements, could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements were to exceed our expectations, our results of operations would be harmed.
     In addition, we face significant production risks at peak holiday seasons, including the risks of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2006 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel both in our Hayward, CA and Charlotte, NC production plants could harm our operations.
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
     We became a public company in September 2006, and we have only a limited public operating history on which investors can base an evaluation of our business and future prospects. We face many risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:
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
     Our data storage system could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our primary storage facilities are located near a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm our data storage system. If we experience disruption to our redundant systems located at our data storage center, such disruption could result in the deletion or corruption of customer stored images. For example, in 2007, we experienced a loss of a small number of customer images due to an isolated server failure. We identified the cause of this isolated server failure and addressed it. We have also implemented new additional procedures for our multiple backup systems.
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
     We have grown from 212 employees as of June 30, 2006 to 331 employees as of June 30, 2007. We have website operations, offices and customer support centers in Redwood City, California and a production facility in Hayward, California. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. We have announced that we are opening a new manufacturing and production plant in Charlotte, North Carolina, which is planned to be fully operational by the fourth quarter 2007. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.
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
     The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:
•	Online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, Sony ImageStation, and others;

•	“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services, such as in-store fulfillment and self-service kiosks for printing; these competitors may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

•	Regional photography companies such as Wolf Camera and Ritz Camera that have established brands and customer bases in existing photography markets;

•	Internet portals and search engines such as Yahoo!, AOL, Google and CNET that offer broad-reaching digital photography and related products and services to their large user bases;

•	Home printing service providers such as Hewlett-Packard, Epson and Canon, that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace; and

•	Photo-related software companies such as Adobe, Apple, Microsoft, Corel and others.
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
     The primary costs in operating our business are related to leasing equipment and facilities, producing and shipping products, acquiring customers and compensating our personnel. If we are unable to keep these costs aligned with the level of revenues that we generate, our results of operations would be harmed. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy prices. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs.
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
     In addition, various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or “spam.” Some of these entities maintain blacklists of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. From time to time we are blacklisted, which could impair our ability to market our products and services, communicate with our customers and otherwise operate our business.

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
     Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at a single third-party hosting facility in Santa Clara, California, and our production facility is in Hayward, California. We are also opening a new manufacturing and production plant in Charlotte, North Carolina, which is planned to be fully operational by the fourth quarter 2007. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Hayward is located on, and Santa Clara is located near, a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. Our business interruption insurance may be insufficient to compensate us for losses that may occur. We do not presently have redundant systems in multiple locations, although we plan to have an additional data center in our new facility in Charlotte. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan currently in place.
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
     We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4×6 prints. We have an agreement with Fuji that expires in April 2010, but if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.
We currently outsource some of our production of photo-based products to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.
     We currently outsource the production of some our photo-based products to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations.
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
     A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, like our June 2007 acquisition of Make it About Me! (“MIAM”), and other technologies or services. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate MIAM, or any other newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.
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
     As of June 30, 2007, we had 18 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.
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
     Third parties may sue us for infringing its intellectual property rights. In June 2007, we were sued by FotoMedia Technologies, LLC alleging patent infringement. Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.
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
We may be subject to past or future liabilities for collection of sales and use taxes, and the payment of corporate level taxes.
     Our policies concerning the collection of sales and use taxes and the payment of certain corporate level taxes has been based upon decisions of the U.S. Supreme Court that determine when a taxpayer is deemed to have nexus with a state sufficient to impose tax obligations under the Commerce Clause of the U.S. Constitution. Those Court decisions require that the taxpayer be physically present before a state can require the collection of sales and use taxes. However, the standard governing the collection of other taxes (e.g., corporate income taxes) is less established and a number of state courts have recently concluded that the Commerce Clause requires “economic” (essentially marketing activities and customers) rather than “physical” presence to impose taxes other than sales and use taxes.
     In reliance upon the U.S. Supreme Court’s decisions, we have continued to collect sales and use taxes and pay certain corporate level taxes in California, Nevada, Pennsylvania and North Carolina where the Companies has employees and/or property. Starting in June 2007, the Company has also begun collecting sales and use taxes and paying certain corporate level taxes in other states where the Company has implemented its joint sales effort with Target Corporation, described above.
     While we believe the U.S. Supreme Court decisions support our policies concerning the collection and payment of taxes, tax authorities could disagree with our interpretations. If sustained, those authorities might seek to impose past as well as future liability for taxes and/or penalties. Such impositions could also impose significant administrative burdens and decrease our future sales. Moreover, the U.S. Congress has been considering various initiatives that could limit or supersede the U.S. Supreme Court’s position regarding sales and use taxes.
Our effective tax rate may be subject to fluctuation from federal and state audits, and disqualifying dispositions of stock options.
     We recently resolved an audit examination by the State of California for the 2003 tax year, and the result of that examination reduced our effective tax rate by 0.7%. Future audits of other tax years or by other taxing authorities could also lead to fluctuations in our effective tax rate because the taxing authority may disagree with certain assumptions we have made regarding appropriate credits and deductions in filing our tax returns.
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
Not applicable

Use of Proceeds
     The S-1 relating to our initial public offering was declared effective by the SEC on September 28, 2006.
     Through June 30, 2007, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital and potential capital expenditures for manufacturing and website infrastructure equipment and new and existing manufacturing facilities. We expect our capital expenditures to be between $12 million and $15 million during the remainder of 2007, which will be funded by a combination of our cash and cash equivalents, expected cash flows from operations and the net proceeds from the offering. We expect to spend a portion of this amount to purchase manufacturing equipment, obtain new manufacturing facilities and on improvements to our new and existing manufacturing facilities. The remainder will be allocated for the purchase of website infrastructure equipment. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 17, 2007. The following two proposals were adopted:
Proposal I: To elect the following directors of the Company to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

Nominee	For	Withheld
Nancy J. Schoendorf	13,153,601	87,642
Eric J. Keller	13,163,043	78,200
The following directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the Company: Philip Marineau, Jeffrey Housenbold, Pat House, Stephen Killeen, and Jim White.
Proposal II: To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain
13,236,664	4,175	404
There were no broker non-votes for these proposals
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.18†	Supply Agreement, dated as of April 20, 2007, by and between the Company and FujiFilm U.S.A., Inc.

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.

†	Confidential treatment requested for portions of this Agreement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: August 1, 2007	By:	/s/ Jeffrey T. Housenbold

Jeffrey T. Housenbold,
President and Chief Executive Officer

Dated: August 1, 2007	By:	/s/ Stephen E. Recht

Stephen E. Recht,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.18†	Supply Agreement, dated as of April 20, 2007, by and between the Company and FujiFilm U.S.A., Inc.

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

*	Incorporated herein by reference to the corresponding exhibit of the S-1.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.

†	Confidential treatment requested for portions of this Agreement.