Form 10-Q
period 2007-09-30
SHUTTERFLY INC
filed 2007-10-30
CIK 1125920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 22, 2007, 24,646,283 shares of the Registrant’s common stock at $0.0001 par value were outstanding.

TABLE OF CONTENTS
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$91,599	$119,051
Short-term investments	3,002	-
Accounts receivable, net	1,676	2,164
Inventories	3,040	2,493
Deferred tax asset, current portion	1,730	2,129
Prepaid expenses and other current assets	3,696	2,760
Total current assets	104,743	128,597
Property and equipment, net	49,534	30,919
Goodwill and intangible assets, net	3,852	1,396
Deferred tax asset, net of current portion	23,702	18,754
Other assets	2,171	494
Total assets	$184,002	$180,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,518	$9,385
Accrued liabilities	15,405	8,808
Deferred revenue	7,374	6,278
Current portion of capital lease obligations	1,338	1,961
Total current liabilities	31,635	26,432
Other liabilities	1,029	660
Capital lease obligations, less current portion	546	1,742
Total liabilities	33,210	28,834
Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 24,577 and 23,705 shares issued and outstanding on September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	188,029	181,890
Accumulated other comprehensive loss	(37)	(35)
Deferred stock-based compensation	(48)	(191)
Accumulated deficit	(37,154)	(30,340)
Total stockholders’ equity	150,792	151,326
Total liabilities and stockholders’ equity	$184,002	$180,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$32,602	$21,155	$89,184	$57,675
Cost of revenues(1)	17,240	10,866	45,107	29,371
Gross profit	15,362	10,289	44,077	28,304
Operating expenses(1):
Technology and development	7,579	4,958	20,034	13,212
Sales and marketing	7,042	5,399	19,421	13,595
General and administrative	7,352	5,057	20,056	12,755
	21,973	15,414	59,511	39,562
Loss from operations	(6,611)	(5,125)	(15,434)	(11,258)
Interest expense	(54)	(61)	(147)	(209)
Other income (expense), net	1,350	491	4,252	1,015
Loss before income taxes	(5,315)	(4,695)	(11,329)	(10,452)
Benefit from income taxes	2,001	1,948	4,515	4,048
Net loss	$(3,314)	$(2,747)	$(6,814)	$(6,404)

Net loss per share — basic and diluted	$(0.14)	$(0.70)	$(0.28)	$(1.65)
Weighted-average shares outstanding — basic and diluted	24,425	3,951	24,165	3,890
____________________________
(1) Stock-based compensation is allocated as follows:

Cost of revenues	$46	$30	$123	$62
Technology and development	162	213	618	473
Sales and marketing	267	157	580	358
General and administrative	549	279	1,487	659

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,814)	$(6,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,217	7,332
Amortization of intangible assets	217	189
Amortization of stock-based compensation, net of cancellations	2,808	1,552
Change in carrying value of preferred stock warrant liability	—	(88)
Loss/(gain) on disposal of inventory and property and equipment	230	(30)
Deferred income taxes	(4,547)	(4,103)
Charitable contribution expense for shares issued to charitable foundation	—	923
Changes in operating assets and liabilities Inventories	(542)	(52)
Accounts receivable, net	488	85
Prepaid expenses and other current assets	(936)	(1,337)
Other assets	(1,677)	(92)
Accounts payable	(1,867)	(666)
Accrued and other liabilities	6,931	(491)
Deferred revenue	1,096	1,388
Net cash provided by (used in) operating activities	7,604	(1,794)
Cash flows from investing activities:
Purchases of property and equipment	(30,918)	(16,531)
Acquisition of business and intangibles, net of cash acquired	(2,655)	—
Purchases of short term investments	(3,002)	—
Net cash used in investing activities	(36,575)	(16,531)
Cash flows from financing activities:
Principal payments of capital lease obligations	(1,871)	(1,024)
Payments of IPO related costs	—	(1,686)
Proceeds from issuance of common stock upon exercise of stock options	3,390	64
Repurchases of common stock	—	(11)
Net cash provided by (used in) financing activities	1,519	(2,657)
Net decrease in cash and cash equivalents	(27,452)	(20,982)
Cash and cash equivalents, beginning of period	119,051	39,153
Cash and cash equivalents, end of period	$91,599	$18,171
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$168	$150
Cash paid during the period for income taxes	760	—

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

On September 29, 2006, the Company completed its initial public offering (“IPO”) in which the Company sold 5,800,000 shares at a price to the public of $15.00 per share. As a result of the IPO, a total of $87.0 million in gross proceeds was raised, with net proceeds to the Company of $78.5 million after deducting underwriting fees and commissions of $6.1 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an aggregate of 13,862,773 common shares.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

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

Short-Term Investments

At September 30, 2007 and December 31, 2006, the company had short-term investments of $3.0 million and $0, respectively.  The short-term investments consist of U.S. government agency securities.  In accordance with Statement of Financial Accounting Standards No 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), the Company has classified these short-term investments as available-for-sale.  These securities are carried at estimated fair market value with the aggregate unrealized gains and losses related to these investments reflected as a part of accumulated other comprehensive loss within stockholders equity.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

As of January 1, 2007, the date of adoption of FIN 48, the Company had $1,200,000 of unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would decrease the Company’s provision for income taxes and increase net income is $1,000,000, net of the federal benefit for state taxes. There was no significant cumulative impact to retained earnings as a result of the adoption of FIN 48. The total unrecognized tax benefits relate to reserves against the Company’s research and development tax credits claimed on Federal and California returns.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to adoption and during the nine month period ended September 30, 2007, the Company revised its reserve estimate related to research and development tax credits as a result of the conclusion of an audit by the California Franchise Tax Board for the September 30, 2003 tax year. This change in estimate resulted in a decrease in unrecognized tax benefits from $1,200,000 to $497,000. The amount of unrecognized tax benefits that, if recognized, would decrease the Company’s provision of income taxes and increase net income is $448,000, net of the federal benefit for state taxes. As of September 30, 2007, the Company anticipates an additional increase for unrecognized tax benefits for fiscal 2007 in the amount of $265,000.

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  As part of that policy, to the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of the date of adoption of FIN 48 or at September 30, 2007.

Our fiscal year end for federal and state tax purposes was September 30. During the period ended June 30, 2007, the taxing authorities granted our request to change our fiscal year end for tax purposes to December 31. In September 2007, we filed a short period income tax return for federal and state purposes covering October 1, 2006 through December 31, 2006. This filing did not have a material impact on our income tax provision.  As of September 30, 2007, the Company is subject to taxation in the United States, California, North Carolina, New Jersey, New York, and Arizona. The Company is subject to examination for tax years including and after 2003 for the United States, 2004 for California, and 2007 for the remaining jurisdictions.

Comprehensive Loss

Comprehensive loss consists of certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on marketable securities are included in accumulated other comprehensive loss. Accumulated other comprehensive loss was $37,000 and $35,000 at September 30, 2007 and December 31, 2006, respectively, resulting from unrealized gains and losses on marketable securities. Marketable securities with an original maturity of three months or less are included as a component of cash and cash equivalents.  Those with an original maturity greater than three months- and less than 12 months are included as short-term investments. Total comprehensive loss for the three and nine months ended September 30, 2007 were $3,334,000 and $6,816,000 respectively.

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

Note 2 — Stock-Based Compensation

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). Under the 1999 Plan, the Company issued shares of common stock and options to purchase common stock to employees, directors and consultants. Options granted under the 1999 Plan were incentive stock options or non-qualified stock options. Incentive stock options (“ISOs”) were granted only to Company employees, which includes officers and directors who were also employees of the Company. Non-qualified stock options (“NSOs”) and stock purchase rights could be granted to employees, non-employee directors and consultants. Options under the 1999 Plan were to be granted at prices not less than 85% of the fair market value of the shares on the date of the grant as determined by the Company’s Board of Directors (“the Board”), provided, however, that (i) the exercise price of an ISO was not less than 100% of the fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO or NSO granted to a stockholder who owned

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

greater than 10% of the voting power of all classes of stock was not less than 110% of the deemed fair value of the shares on the date of grant. The Board determined the period over which options become exercisable and vested. The term of the options was to be no longer than five years for ISOs to grantees who own greater than 10% of the voting power of all classes of stock; and no longer than ten years for all other options. Options granted under the 1999 Plan were exercisable in full as of the grant date, and generally vested over four years. The Board of Directors determined that no further grants of awards under the 1999 Plan would be made after the Company’s IPO.

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

At the time of adoption, there were 1,358,352 shares of common stock authorized for issuance under the 2006 Plan plus 92,999 shares of common stock from the 1999 Plan that were unissued. The 2006 Plan provides for automatic replenishments of shares on January 1 of 2008, 2009 and 2010, of the lesser of (i) 4.62% of our shares outstanding on the December 31 immediately prior to the date of increase or (ii) a lesser number as determined by the Board.

Stock Option Activity

A summary of the Company’s stock option activity for the nine months ended September 30, 2007 is as follows:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
	In thousands, except per share amounts
Balances, December 31, 2006	1,378	5,034	$7.28
Granted	(706)	706	16.41
Exercised	—	(270)	0.65
Forfeited, cancelled or expired	70	(70)	8.29
Balances, March 31, 2007	742	5,400	$8.79	8.5	$39,486
Granted	(423)	423	18.23
Exercised	—	(306)	5.15
Forfeited, cancelled or expired	160	(160)	7.76
Balances, June 30, 2007	479	5,357	$9.77	8.3	63,125
Granted	(194)	194	24.96
Exercised	—	(246)	6.66
Forfeited, cancelled or expired	170	(170)	9.58
Balances, September 30, 2007	455	5,135	$10.50	8.1	109,949
Options vested and expected to vest at September 30, 2007		4,781	$10.25	8.0	103,547
Options vested at September 30, 2007		1,857	$6.76	7.3	46,708

During the three months ended September 30, 2007, the Company granted stock options to purchase an aggregate of 193,649 shares of common stock with an estimated weighted-average grant-date fair value of $10.21 per share. The total fair value of options that vested during the three months ended September 30, 2007 was $1,242,000. The total intrinsic value of options exercised during the three months ended September 30, 2007 was $5,134,000. Net cash proceeds from the exercise of stock options were $1,641,000 for the three months ended September 30, 2007. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises until it is actually realized.

Stock-based Compensation

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended September 30, 2007 were as follows:

Three Months Ended September 30, 2007
(Unaudited)
Dividend yield	—
Annual risk free rate of return	4.2%
Expected volatility	44.8%
Expected term (years)	4.4

Employee stock-based compensation expense recognized in the nine months ended September 30, 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2007, the Company had $14,021,000 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately three years.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Net Loss Per Share

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for theperiod by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	In thousands, except per share amounts
Historical net loss per share:
Numerator
Net loss	$(3,314)	$(2,747)	$(6,814)	$(6,404)
Denominator
Weighted-average common shares outstanding	24,434	4,022	24,182	4,019
Less: Weighted-average unvested common shares subject to repurchase	(9)	(71)	(17)	(129)
Denominator for basic net loss per share	24,425	3,951	24,165	3,890
Denominator for diluted net loss per share	24,425	3,951	24,165	3,890
Net loss per share — basic and diluted	$(0.14)	$(0.70)	$(0.28)	$(1.65)

The following weighted-average outstanding options, common stock subject to repurchase and convertible preferred stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	In thousands
Options to purchase common stock and common stock subject to repurchase	2,107	2,018	1,877	1,958
Convertible preferred stock (as converted basis)	—	13,818	—	13,807
Convertible preferred stock warrants (as converted basis)	—	47	—	62

Note 4 — Balance Sheet Components

Inventories

Inventories are primarily raw materials and consist principally of paper, photo book covers, and packaging supplies.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

	September 30, 2007	December 31, 2006
	In thousands
Computer and other equipment	$65,549	$41,880
Software	11,952	8,791
Leasehold improvements	7,757	4,903
Furniture and fixtures	2,144	1,348
	87,402	56,922
Less: Accumulated depreciation and amortization	(37,868)	(26,003)
Net property and equipment	$49,534	$30,919

Property and equipment includes $6,547,000 and $6,502,000 of equipment under capital leases at September 30, 2007 and December 31, 2006, respectively. Accumulated depreciation of assets under capital leases totaled $4,925,000 and $3,820,000 at September 30, 2007 and December 31, 2006, respectively.

Depreciation and amortization expense totaled $4,749,000 and $2,776,000 for the three months ended September 30, 2007 and 2006, respectively. Depreciation and amortization expense totaled $12,217,000 and $7,332,000 for the nine months ended September 30, 2007 and 2006, respectively.

Accrued Liabilities

	September 30, 2007	December 31, 2006
	In thousands
Accrued marketing expenses	$2,767	$1,822
Accrued compensation	2,077	1,201
Accrued purchases	1,679	483
Accrued taxes	524	1,235
Accrued consultant expenses	1,600	884
Accrued other	6,758	3,183
	$15,405	$8,808

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

On June 19, 2007, FotoMedia Technologies, LLC filed a lawsuit in the Eastern District of Texas against Shutterfly, America Online, Inc., Photobucket.com, Inc., CNET Networks, Inc. and Yahoo! Inc., alleging that the defendants infringe three U.S. patents (U.S. Patent No. 6,018,774, No. 6,542,936 and No. 6,871,231). The plaintiff is seeking treble damages, attorneys’ fees, and an injunction against all parties, including the Company, based on unspecified allegations of infringement of the three patents listed above. The Company has been served with the complaint.  On September 7, 2007, the Company filed a Joinder in Photobucket’s Motion to Dismiss, or in the alternative, for a More Definitive Statement and Motion to Strike.  The Company disputes the plaintiff’s claims and believes that it has meritorious defenses and intends to vigorously defend this action. At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

On August 29, 2006, our former Chief Financial Officer, Virender Ahluwalia, sued the Company in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claims that he is entitled to exercise stock options for an additional 15,535 shares of the Company’s common stock because his vesting schedule should be deemed to have started one year earlier than the date stated in the Company’s corporate records. In addition, plaintiff claims that the Company initially did not advise him that withholding taxes were due at the time of exercise of his nonqualified stock options to purchase 292,674 shares of common stock in 2005, but that the Company later modified that tax advice, extended his option exercise date, and required that he make provision for the applicable withholding taxes at the time of exercise of such options. The plaintiff claims he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. He also claims that the calculation of the fair market value of the shares for the purpose of calculating his tax liability was improper. The plaintiff is seeking compensatory and punitive damages. In October 2006, the Company filed a Petition to Compel Arbitration and to stay the litigation pending arbitration, and the plaintiff has now stipulated to arbitration of the dispute. The Arbitrator granted summary adjudication dismissing Ahluwalia’s claims for breach of fiduciary duty and breach of an oral contract in August 2007, and conducted an evidentiary hearing on September 27, 2007 on the remaining claim for reformation of the option grant vesting commencement date and the post-hearing briefing was completed October 19, 2007.
Plaintiff claims damages of 15,535 times the current share price, or approximately $500,000 as of the date of the hearing.  The Company disputes the plaintiff’s claims, believes that it has meritorious defenses and intends to vigorously defend this action. At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. At September 30, 2007, in the opinion of management, there are no other matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion andAnalysis of Financial Condition and Results of Operations, containsforward-looking statements within the meaning of Section 27A of the SecuritiesAct of 1933 and Section 21E of the Securities Exchange Act of 1934 that arebased upon our current expectations. These forward-looking statements includestatements related to our expectations regarding the seasonality of ourbusiness, revenue trends, operating expenses as a percentage of net revenues,the decline in average selling prices for prints, our capital expenditures for2007, effective tax rates, realization of deferred tax assets, the sufficiencyof our cash and cash equivalents balances and cash generated from operationsfor the next 12 months and our ability to grow our personalized products andservices as a percentage of our total revenues, as well as other statementsregarding our future operations, financial condition and prospects and businessstrategies. In some cases, you can identify forward-looking statements byterminology such as “project,” “believe,” “anticipate,” “plan,” “expect,”“estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,”“will,” or “may,” or the negative of these terms or other comparableterminology. Forward-looking statements involve risks and uncertainties. Ouractual results and the timing of events could differ materially from thoseanticipated in our forward-looking statements as a result of many factors,including but not limited to, the seasonality of our business, whether we areable to expand our customer base and increase our product and service offering,competition in our marketplace and the other risks set forth below under “RiskFactors” in Part II, Item 1A of this report. Given these risks anduncertainties, readers are cautioned not to place undue reliance on suchforward-looking statements. We assume no obligation to update any of theforward-looking statements after the date of this report or to conform theseforward-looking statements to actual results.

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

We currently generate revenues by selling photo-based products such as greeting cards, personalized calendars, professionally-bound photo books, and high-quality prints, ranging in size from wallet- to jumbo-sized 20x30 enlargements. We manufacture these items in our Hayward, California manufacturing facility and in our new facility in Charlotte, North Carolina.  By controlling the production process in these facilities, we are able to manufacture high-quality products, maintain a favorable cost structure and provide timely shipments to customers, even during peak demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.

In the past two years, we have launched numerous new products, including canvas prints, keepsake boxes, posters, jewelry, desk organizers, multi-media DVD slideshows, magnets, coasters, year-at-a-glance collage calendars, tiled mugs, playing cards, puzzles, scrapbooking supplies and frames, as well as numerous enhancements to our photo books, including square-book formats (the 12x12 Memory Book, the 8x8 Story Book, and the 4x4 Brag Book), new photo book covers, layouts, page designs, and licensed content for children’s character-themed photo books including Dora the Explorer (R), Go Diego Go (R), Clifford the Big Red Dog(R), Angelina Ballerina(R), Thomas and Friends(R), and the Sesame Street(R) adventure book.  In addition to new products, we have created new services, including: the ability to title, search, and organize photos; the launch of Shutterfly Studio, our consumer desktop software application that allows for uploading, organizing, printing, sharing and editing from the desktop; a redesigned and easier to use website; a new store that makes shopping easier and more accessible; and dozens of new borders that customers can use to enhance their pictures, cards and photo books. To help facilitate the photo book creation process, we have organized design choices into popular categories such as Wedding, Travel, Birthday, Baby, Kids, Class Year Book, Recipe Book, Portfolio, Scrapbooking, and Journal. Within each category, we have created numerous pre-set style templates that include fonts, photo edges, page layouts and backgrounds.

During the third quarter of fiscal year 2007, we announced strategic arrangements with Sony Electronics and Delta Airlines SkyMiles program.  In September, we announced that we had been selected by Sony Electronics as the online photo service provider for Sony’s ImageStation members in conjunction with the phase out of that service.  With this exclusive agreement, current Sony ImageStation members will be able to easily transfer photos from their ImageStation accounts to a Shutterfly account with just a few simple clicks.

Also in September, we announced a strategic arrangement with Delta Airlines SkyMiles program.  Under the terms of the agreement, SkyMiles members can register through a special web page and enjoy an everyday benefit of earning 10 miles per dollar spent at Shutterfly.

We have experienced rapid growth since launching our service in December 1999. Since inception through September 2007 we have fulfilled more than 19.0 million orders, sold more than 610 million prints and stored more than 1.5 billion of our consumers’ photos in our image archives. According to industry sources, in 2006, Shutterfly.com had approximately 28.9 million unique visitors.

Basis of Presentation

Net Revenues. We generate revenues primarily from the printing and shipping of photo-based products, such as photo books, cards, calendars, photo prints, and photo-based merchandise, such as mugs, mouse pads and keepsake boxes, and ancillary products such as frames, photo albums and scrapbooking accessories. Revenues are recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders via our website and pay primarily using credit cards. Historically, most of our revenues have been derived in the United States. For the nine months ended September 30, 2007, approximately 98% of our revenue came from customers with billing addresses in the United States.

Our personalized products and services revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products and services, and the related shipping revenues from these sales. We believe our personalized photo-based products differentiate us from other traditional photo processors and are key to attracting and retaining customers.

Our print revenues are derived from sales of our photo processing of digital images, including sales of 4×6 prints, and the related shipping revenues from these sales. Historically, average selling prices for prints have declined, and they may continue to decline in the future. For example, in the second quarter of 2005, a competitor reduced the list price of its 4×6 prints from $0.19 to $0.12. In response, we lowered the list price of our 4×6 prints from $0.29 to $0.19 in the fourth quarter of 2005. This decrease negatively affected our print revenues for the year ended December 31, 2006. List pricing for 4×6 prints has generally stabilized in the marketplace over the last two years since we reduced our pricing. Further drops in our 4×6 prices, due to competitive pricing pressure or otherwise, without corresponding increases in volumes would negatively impact our net revenues and could adversely affect our gross margins.

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

Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our net revenues during the holiday season in the fourth quarter of the calendar year. During the fiscal year ended December 31, 2006, we generated 53% of our total revenue in the fourth quarter. We also typically experience increases in revenues during other shopping-related seasonal events, such as Valentine’s Day, Easter, Mother’s Day, Father’s Day, and Halloween.  We generally experience lower net revenues during the first, second and third quarters. As is typical in the retail industry, we have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill orders for our products, usually one to three business days, order backlog, WIP, and finished goods are not material to our business.

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

Cost of Revenues. Cost of revenues consist primarily of direct materials (the majority of which consists of paper and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, amortization of intangible assets related to production activities, and third-party costs for photo-based merchandise. Cost of revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of capitalized website development costs. We capitalize eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force, or EITF, Issue No. 00-02, “Accounting for Website Development Costs.” Costs incurred in the development phase are capitalized and amortized in cost of revenues over the product’s estimated useful life.

Operating Expenses. Operating expenses consist of technology and development, sales and marketing, and general and administrative expenses. We anticipate that each of these categories of operating expenses will increase in absolute dollar amounts, but as a percentage of net revenues will remain consistent with recent historical percentages.

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

Income Taxes. Provision for income taxes depends on the statutory rate in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have sold almost all of our products to customers in the United States. If we continue to sell our products primarily to customers located within the United States, we anticipate that our future effective tax rate will be between 37% and 44%, without taking into account the use of any of our net operating loss carryforwards. However, we anticipate that in the future we may further expand our sale of products to customers located outside of the United States. In that case we would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.

Our fiscal year end for federal and state tax purposes was September 30. During the period ended June 30, 2007, the taxing authorities granted our request to change our fiscal year end for tax purposes to December 31. In September 2007, we filed a short period income tax return for federal and state purposes covering October 1, 2006 through December 31, 2006. This filing did not have a material impact on our income tax provision. As of September 30, 2007, for federal and state tax purposes, we had approximately $43 million of federal and $41 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 for federal and 2008 for state tax purposes.

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

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. Revenues are recorded net of estimated returns and the provision for estimated returns is included in accrued liabilities. During the three months ended September 30, 2007, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are reflected in net revenues. Production costs related to free products are included in costs of revenues upon redemption. Shipping charged to customers is recognized as revenues.

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

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no valuation allowance is necessary. If actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which will impact deferred tax assets and the results of operations in the period the change is made.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%
Cost of revenues	53%	51%	51%	51%
Gross profit	47%	49%	49%	49%
Operating expenses:
Technology and development	23%	23%	22%	23%
Sales and marketing	22%	26%	22%	24%
General and administrative	23%	24%	22%	22%
Loss from operations	(21)%	(24)%	(17)%	(20)%
Interest expense	0%	0%	0%	0%
Other income (expense), net	5%	2%	5%	2%
Loss before income taxes	(16)%	(22)%	(12)%	(18)%
Benefit from income taxes	6%	9%	5%	7%
Net loss	(10)%	(13)%	(7)%	(11)%

Comparison of the Three and Nine Month Periods Ended September 30, 2007 and 2006

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Net revenues	$32,602	$21,155	54%	$89,184	$57,675	55%
Cost of revenues	17,240	10,866	59%	45,107	29,371	54%

Net revenues increased $11.4 million, or 54%, for the three months ended September 30, 2007 as compared to the same period in 2006. Net revenues increased $31.5 million, or 55% for the nine months ended September 30, 2007 as compared to the same period in 2006. Revenue growth was attributable to the increases in both personalized product and services and print revenues. Personalized products and services revenues increased $6.9 million, or 90%, to $14.6 million for the three months ended September 30, 2007 as compared to the same period in 2006. Personalized products and services revenues increased $20.9 million, or 93%, to $43.4 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Personalized products and services revenues were positively affected by increased sales of photo books, calendars, folded greeting cards and photo-based merchandise. This caused personalized products and services revenues to increase to 45% and 49% of revenues from 36% and 39% in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006, respectively. Print revenues increased $4.5 million, or 33%, to $18.0 million for the three months ended September 30, 2007 as compared to the same period in 2006. Print revenues increased $10.6 million, or 30%, to $45.8 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Print revenues were positively affected by increased sales volumes of 4x6 and 4x8 prints. For the three and nine months ended September 30, 2007 print revenues decreased as a percentage of total revenue from 64% and 61% to 55% and 51%, respectively.   Total number of orders increased 33% and 35% to 1,661,000 and 4,411,000 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Average order value increased 15% and 14% to $19.63 and $20.22 per order for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily a result of the increased sales of photo books which have higher prices.

Cost of revenues increased $6.4 million, or 59%, for the three months ended September 30, 2007 as compared to the same period in 2006. Cost of revenues increased $15.7 million, or 54%, for the nine months ended September 30, 2007 as compared to the same period in 2006. The cost of revenues increase was driven by the increased volume of shipped products. Cost of revenues as a percentage of net revenues increased by 2% and remained flat for the three and nine months ended September 30, 2007, respectively, as compared to the same period in 2006. The three and nine month changes in cost of revenues, year over year, were the result of increased costs associated with the opening of our Charlotte facility, balanced by several efforts to increase operational efficiencies.  We anticipate that our cost of revenues will increase for the remainder of 2007 as we enter our high-volume fourth quarter, and continue to grow our business.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Technology and development expense	$7,579	$4,958	53%	$20,034	$13,212	52%
Sales and marketing expense	7,042	5,399	30%	19,421	13,595	43%
General and administrative expense	7,352	5,057	45%	20,056	12,755	57%

    Our technology and development expense increased $2.6 million, or 53%, for the three months ended September 30, 2007 as compared to the same period in 2006. This expense remained flat as a percentage of net revenues at 23%. For the nine months ended September 30, 2007, technology and development expense increased $6.8 million, or 52%, as compared to the same period in 2006, although this expense decreased as a percentage of net revenues from 23% to 22%. These absolute increases were attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which increased by $0.8 million and $2.7 million for the three and nine month periods, as well as third-party hosting expenses which increased by $0.3 million and $0.5 million for the three and nine month periods, respectively. We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $1.1 million and $2.4 million in the three and nine month periods. In addition, stock-based compensation expense from employee grants was $0.2 million and $0.6 million in the three and nine months ended September 30, 2007, compared to $0.2 million and $0.5 million in the three and nine months ended September 30, 2006. We anticipate that our technology and development expense will increase for the remainder of 2007 as we grow our business.

Our sales and marketing expense increased $1.6 million, or 30%, for the three months ended September 30, 2007 as compared to the same period in 2006. This expense decreased as a percentage of net revenues from 26% to 22%, primarily due to savings from unfilled headcount. For the nine months ended September 30, 2007, sales and marketing expense increased $5.8 million, or 43%, as compared to the same period in 2006. This expense decreased as a percentage of net revenues from 24% to 22%, again due primarily to unfilled headcount. Personnel and related costs for employees and consultants increased by $0.7 million and $1.7 million in the three and nine month periods, respectively, and our expenditures incurred on customer acquisition and promotion costs increased by $0.8 million and $3.7 million in the three and nine month periods. In addition, stock-based compensation expense from employee grants was $0.3 million and $0.6 million in the three and nine months ended September 30, 2007, compared to $0.2 million and $0.4 million in the three and nine months ended September 30, 2006. We anticipate that our sales and marketing expense will increase for the remainder of 2007 as we grow our business.

Our general and administrative expense increased $2.3 million, or 45%, for the three months ended September 30, 2007 as compared to the same period in 2006. This expense decreased as a percentage of net revenues from 24% to 23%. For the nine months ended September 30, 2007, general and administrative expense increased $7.3 million, or 57%, as compared to the same period in 2006. This expense remained flat as a percentage of net revenues at 22%. Personnel and related costs for employees increased by $0.4 million and $1.5 million for the three and nine months ended September 30, 2007 as compared to the same period in 2006. Legal and accounting fees increased by $0.5 million and $1.0 million, respectively for the three and nine months ended September 30, 2007 as compared to the same period in 2006. Consulting expenses increased by $0.6 million and $1.7 million for the three and nine months ended September 30, 2007 as compared to the same period in 2006, as a result of costs incurred primarily for Sarbanes-Oxley compliance efforts. Payment processing fees paid to third parties increased by $0.3 million and $0.8 million during the three and nine months ended September 30, 2007 as compared to the same period in 2006 due to increased order volumes. In addition, stock-based compensation expense from employee grants was $0.5 million and $1.5 million in the three and nine months ended September 30, 2007, compared to $0.3 million and $0.7 million in the three and nine months ended September 30, 2006. Included in the three and nine months ended September 30, 2007 was a $0.2 million charge associated with website and software development costs that were determined to be impaired based on changes in the timing of new website functionality.  Also, included in the three and nine months ended September 30, 2006 was charitable contribution expense of $0.9 million related to a non-recourse, non-refundable contribution of 65,000 shares of common stock to establish the Shutterfly Foundation.  We anticipate that our general and administrative expense will increase for the remainder of 2007 in order to support our growing operations.

Interest expense decreased by $7,000 or 12% and $62,000, or 30% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due primarily to a decrease in interest expense on capitalized lease obligations We anticipate that interest expense will remain constant for the remainder of 2007.

Other income (expense), net increased by $0.9 million and $3.2 million for the three and nine months ended September 30, 2007 as compared to the same periods in 2006, due to larger invested cash balances and higher interest rates. For the three and nine month periods in 2006, other income (expense), net also included $215,000 and $88,000 of expense related to changes in the fair value of our redeemable convertible preferred stock warrants under FSP 150-5. Upon the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded. We anticipate that other income (expense) will increase relative to the prior year, for the remainder of 2007 due to our higher invested balances from cash proceeds from our IPO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income tax benefit	$2,001	$1,948	$4,515	$4,048
Effective tax rate	38%	41%	40%	39%

The benefit for income taxes was $2.0 million and $4.5 million for the three and nine months ended September 30, 2007, compared to benefits of $1.9 million and $4.0 million for the same periods in 2006. The increases in tax benefits is due to increases in loss before income taxes, and changes in our effective tax rate, primarily due to the non-deductibility of stock-based compensation. We anticipate that our future effective tax rate will be between 37% and 44%, without taking into account the use of any of our net operating loss carry forwards.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Loss before income taxes	$(5,315)	$(4,695)	13%	$(11,329)	$(10,452)	8%
Net loss	(3,314)	(2,747)	21%	(6,814)	(6,404)	6%

Net loss increased by $0.6 million, or 21% and $0.4 million, or 6%, for the three and nine months ended September 30, 2007 as compared to the same period in 2006.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Consolidated Statements of Cash Flows Data:
Capital expenditures	$30,918	$16,531
Depreciation and amortization	12,434	7,521
Cash flows provided by (used in) operating activities	7,604	(1,794)
Cash flows used in investing activities	(36,575)	(16,531)
Cash flows provided by (used in) financing activities	1,519	(2,657)

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

Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $80.9 million of proceeds, net of underwriters’ discount, which we received on October 4, 2006. At September 30, 2007, we had $91.6 million of cash and cash equivalents and $3.0 million in short term investments, a decrease from $119.1 million of total cash and cash equivalents as of December 31, 2006. Cash equivalents and investments are comprised of money market funds, investment-grade corporate bonds, and U.S. government agency securities.

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

We anticipate capital expenditures of $3 million to $5 million for the remainder of 2007.  We expect that such capital expenditures will increase our production and website capacity and help enable us to respond more quickly and efficiently to customer demand. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if more capital expenditures are required than currently projected due to additional manufacturing or website needs, and if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities. For the nine months ended September 30, 2007, net cash provided by operating activities was $7.6 million, primarily due to our management of our working capital, in particular a combined $5.1 million increase in accounts payable and accrued liabilities, after adjusting for large non-cash items in the quarter including $12.4 million of depreciation and amortization expense, $4.5 million benefit from income taxes and $2.8 million of stock-based compensation.

For the nine months ended September 30, 2006, net cash used in operating activities of $1.8 million resulted from our net loss of $6.4 million and the net change in operating assets and liabilities of $1.2 million, adjusted for non-cash items including $7.3 million of depreciation and amortization expense, $4.1 million of benefit for income taxes, $1.6 million of amortization of stock-based compensation and $0.9 million for charitable contribution expense related to our September 2006 donation of 65,000 shares to Community Foundation Silicon Valley.

Investing Activities. For the nine months ended September 30, 2007, net cash used in investing activities was $36.6 million. $30.9 million was used primarily for capital expenditures for manufacturing equipment, computer and network hardware to support our website infrastructure and information technology computer hardware.  Capital expenditures also include our internally developed software and website costs.  In addition, $2.7 million of net cash was used in the acquisition of business and intangibles, and $3.0 million was used for the purchase of short term investments.

For the nine months ended September 30, 2006, net cash used in investing activities was $16.5 million for capital expenditures for manufacturing equipment, computer and network hardware to support our website infrastructure, information technology computer hardware, and internally developed software and website costs.

Financing Activities. Our financing activities for the nine months ended September 30, 2007 provided cash of $1.5 million, primarily from $3.4 million of proceeds from issuance of common stock less cash used of $1.9 million of principal payments on capital lease obligations.

For the nine months ended September 30, 2006, net cash used in financing activities was $2.7 million, of which $1.0 million was for principal payments on capital lease obligations and $1.7 million for IPO related costs.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. As part of our June 2007 acquisition of Make It About Me! (“MIAM”), we agreed to make additional earnout payments of up to $0.6 million if certain milestones are achieved over the next 15 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk. We have exposure to interest rate risk that relates primarily to our investment portfolio.  Our current investments are classified as cash equivalents and short term investments, and are carried at fair value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity.

As of September 30, 2007 and December 31, 2006, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2007, FotoMedia Technologies, LLC filed a lawsuit in the Eastern District of Texas against Shutterfly, America Online, Inc., Photobucket.com, Inc., CNET Networks, Inc. and Yahoo! Inc., alleging that the defendants infringe three U.S. patents (U.S. Patent No. 6,018,774, No. 6,542,936 and No. 6,871,231). The plaintiff is seeking treble damages, attorneys’ fees, and an injunction against all parties including Shutterfly, based on unspecified allegations of infringement of the three patents listed above. We have been served with the complaint.   On September 7, 2007, we filed our joinder in Photobucket’s Motion to Dismiss, or in the alternative, for a More Definitive Statement, and Motion to Strike. We dispute the plaintiff’s claims, believe that we have meritorious defenses and intend to vigorously defend this action. At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.

On August 29, 2006, our former Chief Financial Officer, Virender Ahluwalia, sued Shutterfly in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claims that he is entitled to exercise stock options for an additional 15,535 shares of our common stock because his vesting schedule should be deemed to have started one year earlier than the date stated in Shutterfly’s corporate records. In addition, plaintiff claims that we initially did not advise him that withholding taxes were due at the time of exercise of his nonqualified stock options to purchase 292,674 shares of our common stock in 2005, but that we later modified that tax advice, extended his option exercise date, and required that he make provision for the applicable withholding taxes at the time of exercise of such options. The plaintiff claims he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. He also claims that our calculation of the fair market value of the shares for the purpose of calculating his tax liability was improper. The plaintiff is seeking compensatory and punitive damages. In October 2006, we filed a Petition to Compel Arbitration and to stay the litigation pending arbitration, and the plaintiff has now stipulated to arbitration of the dispute. The Arbitrator granted summary adjudication dismissing Ahluwalia’s claims for breach of fiduciary duty and breach of an oral contract in August 2007, and conducted an evidentiary hearing on September 27, 2007 on the remaining claim for reformation of the option grant vesting commencement date and post-hearing briefing was completed October 19, 2007.  Plaintiff claims damages of 15,535 times the current share price, or approximately $500,000 as of the date of the hearing.   We dispute the plaintiff’s claims, believe that we have meritorious defenses and intend to vigorously defend this action. At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.

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

ITEM 1A. RISK FACTORS

Our net revenues, operating results and cash requirements are affected by theseasonal nature of our business.

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

If we are unable to meet our production requirements, our net revenues andresults of operations would be harmed.

We believe that we must significantly grow our current production capability to meet our projected revenue targets. We expect to spend between $3 million and $5 million in capital expenditures in the remainder of 2007, a portion of which we expect will be used to add manufacturing capacity. We have opened a new manufacturing and production plant in Charlotte, North Carolina. Our inability to meet our seasonal production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Our quarterly financial results may fluctuate, which may lead to volatility inour stock price.

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

We have incurred operating losses in the past and may not be able to sustainprofitability in the future. Recent accounting changes may make it moredifficult for us to sustain profitability.

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

We have a limited operating history, which makes it difficult to evaluate ourbusiness and prospects for the future.

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

If we are not able to reliably meet our data storage and managementrequirements, customer satisfaction and our reputation could be harmed.

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

Interruptions to our website, information technology systems, print productionprocesses or customer service operations could damage our reputation and brandand substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our website, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. We currently conduct periodic site maintenance several times a quarter that sometimes requires us to take the website down. The scheduled down times are planned at non-peak hours, typically at midnight. Any interruptions that result in the unavailability of our website or reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our website during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter.

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

We may have difficulty managing our growth and expanding our operationssuccessfully.

We have grown from 266 employees as of September 30, 2006 to 403 employees as of September 30, 2007. We have website operations, offices and customer support centers in Redwood City, California and Phoenix, Arizona, and  production facilities in Hayward, California and Charlotte, North Carolina. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

Competitive pricing pressures, particularly with respect to 4×6 print pricingand shipping, may harm our business and results of operations.

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

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 19% of our net revenues in 2005,approximately 20% of our net revenues in 2006, and we expect that 2007 will be similar to 2005 and 2006. Many online businesses, including Shutterfly, offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement and/or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, many online businesses, including Shutterfly, offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

We face intense competition from a range of competitors and may be unsuccessfulin competing against current and future competitors.

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, and others;

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

If we are unable to adequately control the costs associated with operating ourbusiness, our results of operations will suffer.

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

The loss of key personnel and an inability to attract and retain additionalpersonnel could affect our ability to successfully grow our business.

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

If we are unable to attract customers in a cost-effective manner, or if we wereto become subject to e-mail blacklisting, traffic to our website would bereduced and our business and results of operations would be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our website and promote our products, including paying fees to third parties who drive new customers to our website, purchasing search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our website. We also use e-mail and direct mail to offer free products and services to attract customers, and we offer substantial pricing discounts to encourage repeat purchases. Our methods of attracting customers, including acquiring customer lists from third parties, can involve substantial costs, regardless of whether we acquire new customers. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts impact our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value.  These potential impairment charges could harm our operations.  If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our website would be reduced and our business and results of operations would be harmed.

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

We may not succeed in promoting, strengthening and continuing to establish theShutterfly brand, which would prevent us from acquiring new customers andincreasing revenues.

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

The success of our business depends on continued consumer adoption of digitalphotography.

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

Purchasers of digital photography products and services may not choose to shoponline, which would harm our net revenues and results of operations.

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

If affordable broadband access does not become widely available to consumers,our revenue growth will likely suffer.

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

If the single facility where substantially all of our computer andcommunications hardware is located fails or if our production facility fails,our business and results of operations would be harmed.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at a single third-party hosting facility in Santa Clara, California, and our production facilities are located in Hayward, California and Charlotte, North Carolina. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Hayward is located on, and Santa Clara is located near, a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. Our business interruption insurance may be insufficient to compensate us for losses that may occur. We do not presently have redundant systems in multiple locations, although we plan to have an additional data center in our new facility in Charlotte. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan currently in place.

Capacity constraints and system failures could prevent access to our website,which could harm our reputation and negatively affect our net revenues.

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

Our technology, infrastructure and processes may contain undetected errors ordesign faults that could result in decreased production, limited capacity orreduced demand.

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

We currently depend on third party suppliers for our photographic print paper,printing machines and other supplies, which exposes us to risks if thesesuppliers fail to perform under our agreements with them.

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

We currently outsource some of our production of photo-based products to thirdparties, which exposes us to risks if these parties fail to perform under ouragreements with them.

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

If we are unable to develop, market and sell new products and services thataddress additional market opportunities, our results of operations may suffer.In addition, we may need to expand beyond our current customer demographic togrow our business.

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

We may undertake acquisitions to expand our business, which may pose risks toour business and dilute the ownership of our existing stockholders.

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

Our net revenues and results of operations are affected by the level ofvacation and other travel by our customers, and any declines or disruptions inthe travel industry could harm our business.

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

If we fail to develop and maintain adequate internal controls, we may be unableto timely and accurately record, process and report financial data, fail tomeet our periodic reporting obligations or have material misstatements in ourfinancial statements. These events could lead to a decline in our stock price.

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

Failure to adequately protect our intellectual property could substantiallyharm our business and results of operations.

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

As of September 30, 2007, we had 20 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

If we become involved in intellectual property litigation or other proceedingsrelated to a determination of rights, we could incur substantial costs,expenses or liability, lose our exclusive rights or be required to stop certainof our business activities.

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

The inability to acquire or maintain domain names for our website couldsubstantially harm our business and results of operations.

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

We may be subject to past or future liabilities for collection of sales and usetaxes, and the payment of corporate level taxes.

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

In reliance upon the U.S. Supreme Court’s decisions, we have continued to collect sales and use taxes and pay certain corporate level taxes in California, Nevada, Pennsylvania, North Carolina, New York, New Jersey, and Arizona where the Company has employees and/or property. Starting in June 2007, the Company has also begun collecting sales and use taxes in other states where the Company has implemented its joint sales effort with Target Corporation, described above.

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

Our effective tax rate may be subject to fluctuation from federal and stateaudits, and disqualifying dispositions of stock options.

We recently resolved an audit examination by the State of California for the 2003 tax year, and the result of that examination reduced our effective tax rate by approximately 0.7%. Future audits of other tax years or by other taxing authorities could also lead to fluctuations in our effective tax rate because the taxing authority may disagree with certain assumptions we have made regarding appropriate credits and deductions in filing our tax returns.

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

Government regulation of the Internet and e-commerce is evolving, andunfavorable changes or failure by us to comply with these regulations couldsubstantially harm our business and results of operations.

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

Legislation regarding copyright protection or content interdiction could imposecomplex and costly constraints on our business model.

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

Our practice of offering free products and services could be subject tojudicial or regulatory challenge.

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

Any failure by us to protect the confidential information of our customers andnetworks against security breaches and the risks associated with credit cardfraud could damage our reputation and brand and substantially harm our businessand results of operations.

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

Changes in regulations or user concerns regarding privacy and protection ofuser data could harm our business.

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

Expansion of our international operations will require management attention andresources and may be unsuccessful, which could harm our future businessdevelopment and existing domestic operations.

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

Maintaining and improving our financial controls and the requirements of beinga public company may strain our resources, divert management’s attention andaffect our ability to attract and retain qualified board members.

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

Our stock price may be volatile or may decline regardless of our operatingperformance.

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

Some provisions in our restated certificate of incorporation and restatedbylaws and Delaware law may deter third parties from acquiring us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

    During the three months ended September 30, 2007, we issued 25,100 shares of common stock upon the net exercise of outstanding warrants to purchase 30,000 shares of common stock.  The issuance of shares on exercise of the warrant was deemed to be exempt from registration under Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering or transactions.

Use of Proceeds

The S-1 relating to our initial public offering was declared effective by the SEC on September 28, 2006.

Through September 30, 2007, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital and potential capital expenditures for manufacturing and website infrastructure equipment and new and existing manufacturing facilities. We expect our capital expenditures to be between $3 million and $5 million for the remainder of 2007, which will be funded by a combination of our cash and cash equivalents, expected cash flows from operations and the net proceeds from the offering. We expect to spend a portion of this amount to purchase manufacturing equipment, obtain new manufacturing facilities and on improvements to our new and existing manufacturing facilities. The remainder will be allocated for the purchase of website infrastructure equipment. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
____________
*
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

SHUTTERFLY, INC.
(Registrant)

Dated: October 30, 2007                                                                           By:    /s/ Jeffrey T. Housenbold
                                       Jeffrey T. Housenbold,
                                       President and Chief ExecutiveOfficer

Dated: October 30, 2007                                                                           By:  /s/ Stephen E. Recht
                       Stephen E. Recht,
                                   Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
____________
*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.