Form 10-K
period 2007-12-31
SHUTTERFLY INC
filed 2008-03-10
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33031

SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Bridge Parkway, Suite 101	94065
Redwood City, California (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code
(650) 610-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated Filer ☐                                                                    Accelerated Filer ☑
Non-accelerated Filer ☐                                                                      Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price or our Common Stock on June 29, 2007 as reported on the NASDAQ Global Market was $523,696,054.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common stock, $0.0001 par value per share	25,001,631 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this reports, as specified in the responses to the item numbers involved:

Designated portions of the Proxy Statement relating to the 2008 Annual Meeting of the Stockholders to be held on May 22, 2008 (the “Proxy Statement”): Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We currently generate the majority of our revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards, other photo-based merchandise and high-quality prints (ranging in size from wallet-sized to jumbo-sized 20×30 enlargements). We manufacture these items in our Hayward, California and Charlotte, North Carolina manufacturing facilities. By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.

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

Our corporation was formed in 1999 and we have experienced rapid growth since launching our service in December 1999. During fiscal year  2007, we fulfilled more than seven million orders, to more than two million customers, at an average order value of more than $26 per order.

In June 2005, we completed the acquisition of Memory Matrix, Inc., a Nevada engineering firm dedicated to improving the consumer digital photography experience, in exchange for 109,302 shares of common stock.  In June 2007, we acquired for $1.6 million, certain assets and liabilities of CustomAbility, LLC, a New Jersey publishing company that produces customized children’s books under the brand name Make It About Me.  On January 4, 2008, for $10.0 million in cash, and stock consideration of approximately $4.0 million, we acquired Nexo Systems, a privately held on-line sharing and group services company based in Palo Alto, California.

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

We believe people will continue to take pictures of important moments in their lives across various occasions throughout the year, including vacations, weddings, birthdays, anniversaries, graduations, family reunions and holidays. Our products and services make sharing, printing and preserving those memories easy, convenient and fun, and allow for our customers to be more thoughtful and creative with their memories. As our customers share these joyous memories, either digitally through our sharing service or physically through giving personalized photo-based gifts, they are enhancing their personal relationships, creating more joy in the world and making the world a better place.

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

Internet and digital photo-based technology enables consumers to create an archive of memories that extends beyond photos to include highly personalized, more engaging products and services that can be protected and preserved for future generations. We believe that the key forces driving the expansion of the market for these products and services are:

•
Proliferation of digital cameras and penetration of high-speed connectivity.  The growing use of digital cameras, largely driven by price decreases, has increased the demand for online photo-printing services. High-bandwidth, high-speed Internet access has spurred the integration of the Internet into daily life and provides consumers with improved performance and speed for sharing information, especially large files sizes such as digital images. Industry sources estimate that in 2007, U.S. digital camera unit sales reached approximately 25 million units.  Industry sources  also estimate that 70% of all U.S. households will have broadband by 2012, with nearly 36 million new broadband subscribers emerging over the next five years. According to Industry Resources, 61.7% or approximately 71.4 million U.S. households have both a digital camera(s) and Internet access.

•
Increasing convenience and quality of online photo services.  Online photo services provide multiple advantages over at-home printing. Although at-home photo printing is instantaneous, it requires an investment in a printer, photo paper and ink, resulting in a much higher cost per print and is time consuming. The quality rendered from at-home printers is usually inferior compared to commercially produced prints. In addition, at-home printers are less capable of producing products that require binding and / or finishing, such as photo books, calendars and folded greeting cards.

In contrast, online photo services conveniently provide a wide variety of customized, high-quality photo-based products delivered directly to consumers’ doorsteps.

•
Growing consumer desire to find easy, convenient ways to generate personalized content.  Consumers are interested in creating highly customized and personalized photo-based products and merchandise to preserve their precious memories, express their creativity and make gift giving more personal and thoughtful. Improvements in software and photo editing tools have enabled consumers to modify their photos quickly and easily using a personal computer. Consumers are now able to create digital compilations of memories that were previously only possible through a physical and more time-consuming process.

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

•
Scrapbooks.  According to a 2007 survey by Creating Keepsakes, the addressable markets for the US scrapbook industry was approximately $2.87 billion in 2007 up from $2.55 billion in 2004.  Additionally, approximately 82% of scrapbookers have at least a college degree and spend almost four hours a week assembling their memories into scrapbooks.

•
Calendars.  A 2002 guide published by the Calendar Marketing Association estimated that 500 million calendars are produced annually in the United States and that approximately 98% of American households have at least one calendar.

•
Photo prints.  Industry sources estimate that the number of digital images printed in the U.S. in 2006 reached 15 billion.  Total U.S. digital revenue reached approximately $9 billion in 2007, growing to approximately $12 billion in 2011.

•
Photo-based merchandise.  Photo-based merchandise is a substantial market opportunity that includes any product that can be customized with the imprint of a digital image. Photo-based merchandise includes, but is not limited to, photo calendars, photo greeting cards and photo books.  Industry sources estimate that U.S. revenue from photo-based merchandise reached approximately $560 million in 2007, growing to approximately $1.5 billion in 2012.

We generally characterize our products as either “personalized products and services” or “prints”. Our personalized products and services revenues are derived from sales of greeting cards, calendars, photo books, and ancillary products such as scrapbooking accessories and other photo-based merchandise, and the related shipping revenue from these sales, while our print revenues are derived from sales of photo prints and the related shipping revenue.  In 2007, 2006 and 2005, our personalized products and services revenues represented approximately 56%, 51% and 42% of our total net revenues, respectively, and our print revenues represented approximately 44%, 49% and 58% of our total net revenues, respectively.

The addressable market for our products and services includes every person who enjoys the memories created by digital photographic devices such as cameras, camera cell phones or camcorders. Although photofinishing products and services are purchased by a broad consumer base, we believe that women, in particular, play a key role in many photo-based purchasing decisions. The U.S. Census Bureau reports that there were approximately 55 million women age 25-44 in 2006.  We believe that securing the loyalty of this core consumer base represents a sizable market opportunity.

Value for Our Customers

Creating value for our customers is the basis for our success. Our tag line is “Tell Your Story,” and we offer customers easy, convenient and fun ways to tell their stories by:

•	sharing and preserving memories for family, friends and themselves;

•	organizing all of their photos in a safe and easily accessible location;

•	maintaining emotional connections with friends and family, despite being time-constrained, through thoughtful and personal photo-based communications and gifts; and

•	achieving satisfaction and self-expression through creativity and telling stories via photos and personalized photo-based products and services.

We provide the following benefits to our customers:

Broad offering.  We offer a wide variety of premium products to customers, including prints and photo-based products that include, but are not limited to, greeting cards, calendars, photo books, mugs, mouse pads, frames, photo albums and scrapbooking products and accessories. In addition, we provide a number of valuable tools and services, such as the ability to upload and edit photos online, share photos with friends and family and store an unlimited number of photos on our system at no cost. With many creative options from which to choose, we enable customers to become engaged in the Shutterfly experience and feel a sense of pride in their creations.

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

Customer-focused approach.  The entire Shutterfly customer experience reflects our customer-centered approach. Membership is free and offers customers the ability to upload, edit, store and share an unlimited number of photos. Membership is not required to view shared pictures, which can be viewed with a simple click. We conveniently mail orders to our customers’ homes or offices, or directly to a gift recipient. We also offer a year-round direct-mail greeting card service where customers upload their electronic address books to Shutterfly and we mail their cards and party invitations on their behalf. We take special care to focus on our customers’ requests for new features and functionality, products and services.

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

Vertical integration and superior technology.  We derived approximately 82% of our net revenues in 2007 from products we manufactured in our Hayward, California and Charlotte, North Carolina facilities. Our vertically integrated and highly technical manufacturing approach provides quality control, agility in rolling out new products and ability to secure capacity at critical peak demand periods. We believe that vertical integration provides us with quality, cost, flexibility and innovation advantages, including:

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

We have devoted more than eight years to developing our proprietary software, technology and production systems that we believe give us an advantage over our competitors. It is our intention to continue investing in and protecting our proprietary technology, platforms and processes that help us differentiate ourselves from the competition, innovate, and control costs.

Our Growth Strategy

Our goal is to grow our business, build a premium lifestyle brand and become the leading online provider of products and services dedicated to improving the sharing and preservation of personal memories through social expression and personal publishing. We believe the combination of our focus, our dedication to customers and the benefits we derive from our vertically integrated production facilities will allow us to profitably capture a significant share of our addressable markets. In addition to strong consumer trends supporting our business — such as the proliferation of digital cameras, higher broadband penetration and greater adoption of Internet related e-commerce and communication services — we believe our growth will be supported by the following initiatives:

Expand customer base.  We intend to expand our customer base and continue to promote the Shutterfly brand. We will leverage existing channels, which include word-of-mouth referrals from existing customers, print advertising, catalogs, online advertising, search engine marketing and complementary alliances with other companies such as Sony, David’s Bridal and Delta Airlines.  We have also begun to expand our customer base through our offerings at Target stores, including in-store placements and ad circulars which complement our retail sales and “print-to-Target” offerings.

Expand product and service offerings.  We will continue to innovate in order to increase the breadth and depth of our products and services, including prints, photo-based merchandise and ancillary products. During 2007, we have launched numerous new products, including “designer” cards, children’s story books, personalized jewelry, holiday ornaments, custom framing, square-format scrapbook pages, digital scrapbooking card, calendar and photo book templates, and licensed content themed photo books including Martha Stewart, Dora the Explorer, Go Diego Go, and the Sesame Street adventure book.

Increase sales to existing customers.  We intend to increase both average order value and repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different holidays and life events and increasing our cross-selling and up-selling activities.

Leverage vertical integration.  We will continue to invest in vertical integration by expanding our in-house production capabilities. We believe this will allow us to extend our objectives to provide the highest quality products and services at the lowest possible costs, to provide exceptional fulfillment and customer service, even at peak demand periods, and to continue to innovate rapidly with new products and services.

Develop new lines of business.  We intend to continue to leverage our existing systems and capabilities to develop additional adjacent product offerings. For example, in 2007 we formed the Shutterfly Scrapbook Advisory Team, a team of scrapbooking experts, to advise us in product and services developments targeted toward scrapbookers.  During the year, we introduced new scrapbook page formats, enhanced the visibility of scrapbooking on the Shutterfly website, and launched a holiday blog for scrapbookers, to provide a forum for discussions around printing holiday scrapbook pages greeting cards using the Shutterfly service.  In 2008, we announced a strategic relationship with CK Media Scrapbooking, the industry’s largest print publisher, and the introduction of two new designer scrapbooks.

International expansion.  We intend to develop additional business opportunities through international expansion, targeting consumers in key geographies where digital camera penetration is high and where Internet usage and e-commerce are widespread.

Products and Services

Using the Shutterfly service is easy, convenient and fun. Our website is designed to be simple, uncluttered and inviting, and we work continuously to enhance the customer experience of the website, while also improving ease of use. In 2007, Shutterfly announced many enhancements to our innovative personal publishing platform, which includes:

•	an easy-to-use search capability for our customers to find products and services;

•	new adventure books featuring Dora the Explorer and Sesame Street;

•	designer cards from popular designers;

•	additional photo gift products such as photo ornaments;

•	dozens of collage formats on calendars and poster prints; and

•	partnership with Target for pick up at Target retail stores.

There are only five navigational “tabs,” which correspond to the primary activities offered by the website — Add Pictures, View & Enhance, Share Online, Order Prints and Shutterfly Store. If consumers decide to either upload pictures or purchase products, they register on the website and begin the following process:

Upload.  Customers can upload digital photos from their computer to our website one at a time, many at once through simple drag-and-drop or by using Shutterfly Studio, our photo organization software. There are no limits to photo file sizes and the upload processes are accelerated by multi-threading, which enables photos to be uploaded simultaneously, thereby reducing image upload times. Unlike some competitive services, we do not compress image files as part of the upload process, which we believe preserves quality and photo resolution.

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

•
a wide variety of background designs including numerous pre-set style templates organized across popular categories such as Wedding, Travel, Birthday, Baby, Kids, Class Year Book, Recipe Book, Portfolio and Journal;

•	dozens of collage formats on our greeting-cards and calendars;

•	licensed content from Martha Stewart, Dora the Explorer, Go Diego Go, Sesame Street, Clifford the Big Red Dog, Thomas and Friends, and Angelina Ballerina; and

•	digi-scrap capabilities which allow for customers to upload their digi-scrap designs onto photo book pages or covers.

Share.  We enable our customers to share images in several different ways. Customers can e-mail friends, family and colleagues a link to an individual album that can be viewed as a slideshow of images. In order to view those images, e-mail recipients simply click on the URL link in the e-mail and view images immediately without the need to register with Shutterfly. Recipients can then order prints or save them into their own album. Similarly, customers can share their photo books electronically by sending an e-mail to friends and family with a link to a photo book project, thereby improving the ease of photo book development and collaboration, and sharing of personalized content. Yet another way to share photos is by creating a Shutterfly Collection, which is linked to a personal web address that is powered by Shutterfly. This allows customers to store and share an unlimited number of photo albums. Customers can invite friends and family to view the photos, add additional photos and post comments to both albums and individual photos via the Guestbook feature. To ensure the privacy of Collections, we offer users optional password protection. Shutterfly customers can create up to two free Collections. We also sponsor seasonal and topical photo contests that promote sharing of photos by our customers. To save our customers time, we offer an easy way to copy names, e-mail addresses and mailing addresses from various software such as Outlook, Outlook Express, Entourage, Palm and Eudora into their Shutterfly address book.

In 2008, we announced the acquisition of Nexo Systems and the launch of Shutterfly Gallery.  We believe the acquisition of the Nexo platform will accelerate our innovations in online sharing and collaboration services, giving our viral customers more ways to connect with family and friends with the ability to create personalized, secure websites for sports teams, school activities, clubs and other tight-knit social networks.  And with the launch of Shutterfly Gallery, we are expanding our community sharing platform, allowing customers to post their photo  books, share their thoughts and perspectives on storytelling, ad photo books to their “favorites list, rate and comment on other photo books, and share interesting Gallery projects with friends and family with the “email a friend” feature.

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

Archive.  We provide customers with unlimited storage of their photos, Collections and projects at no cost to the customer. Customers can also order a copy of their photos on a DVD for an extra fee.

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

We place advertisements that target women and families on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines. We also maintain an affiliate program under which we pay program participants for referral sales generated from hyperlinks to our website from the affiliate’s website and in promotional materials.

We maintain alliances with complementary companies. For example, we have co-marketing and promotion arrangements with companies such as Delta Airlines SkyMiles, David’s Bridal, and Proctor and Gamble.  In addition, in 2007, we began a relationship with Target Corporation where we provided our customers the ability to order their  4x6 prints online and pick them up at select local Target store in as little as an hour.  During the holiday season, we also offered an in-store a suite of prepaid products including photo books, adventure books, photo gifts, and gift cards.  Customers may purchase these products at select Target stores and redeem them online at Shutterfly.com.

In addition, from time to time we create co-branded versions of our website. In general, these arrangements involve payment of a commission to or revenue sharing with these companies for sales of our products and services generated through these websites.

Technology and Production Systems

We use a combination of proprietary and third-party technology, including the following:

Customer relationship management, or CRM, system.  Our integrated CRM system is composed of various sophisticated tools designed to convert first-time customers into repeat buyers. We seek to increase average order sizes by expanding customer awareness, providing targeted, segmented offers to customers and encouraging cross- and up-selling. The system uses a variety of data, including website usage patterns, order size, order frequency, products purchased, seasonality factors, image upload and share usage, as well as customer satisfaction information. This data is continually updated and refreshed in a data warehouse, from which different customer segments are identified and modified on a continuing basis for targeted marketing communications.

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

Image archive.  We store our customers’ images in our image archive. Once a customer uploads a photo to our website, it is copied to multiple redundant systems, including an off-site copy. We continue to expand our storage capacity to meet increasing customer demand. Our innovative storage architecture provides low storage costs, facilitates the safe, secure archiving of customers’ images and delivers the speed and performance required to enable customers to access, enhance and edit their images in real-time.

When we store and archive a customer’s image, we do not alter or reduce resolution of the original image (for example, we do not reduce the data file size), which preserves the quality and integrity of the image. This approach also lets customers enhance the image using a duplicate, while giving them the ability to recall the original at any time.

Render farm.  Once a customer orders a photo or any photo-based product or photo-based merchandise, our render farm technology performs fully automated image processing on the image prior to production. The customer’s original uploaded image is retrieved from the image archive, and automatic algorithms enhance the color, contrast and sharpness of the image. The render farm also performs customer-requested edits such as crop, borders, customized back-printing and red-eye removal.

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

Production system.  We operate our own production facilities in Hayward, California, and Charlotte, North Carolina.  Our automated production system controls our production processes, including order management and pick, pack and ship operations. Using complex algorithms, the production system analyzes tens of thousands of orders daily and automates the workflow into our high-volume silver halide photofinishing machines and our state-of-the-art digital offset presses.

Competition

The market for digital photography products and services is large, evolving and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

•
online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, American Greetings’ Photoworks and Webshots brands, and others;

•
“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, which may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

•	regional photography companies such as Wolf Camera and Ritz Camera that have established brands and customer bases in existing photography markets;

•	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

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

The level of competition in our industry has been consistently high since our inception in 1999, and is likely to increase as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. These competitors have or could develop a variety of competitive advantages over us, including significantly longer operating histories; larger and broader customer bases; greater brand recognition; greater financial, research and development and distribution resources; and greater ability to acquire, invest in or partner with traditional and online competitors. Well-funded new entrants may choose to prioritize growing their market share and brand awareness instead of profitability. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

Intellectual Property

Protecting our intellectual property rights is part of our strategy for continued growth and competitive differentiation. We seek to protect our proprietary rights through a combination of patent, copyright, trade secret and trademark law. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information.  In February 2008, we entered into a licensing arrangement with a third party for certain of our patented technology.  Under the terms of the license, we expect to receive annual installment payments of the license fee beginning at the time of the contract execution, and continuing through March 2010.  We expect to enter into other similar arrangements with third parties who seek to use our patented technology or infringe on our patented technology.

As of December 31, 2007, we had 21 issued patents, which expire at various dates between November 2019 and May 2025, and more than 30 patent applications pending in the United States. Our issued patents and patent applications relate generally to the user interface for our website, our computer network infrastructure and software, personalized photo-related products and automated workflow and digital printing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

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

During 2007, we also acquired the trademark to our tagline, “Tell Your Story.”

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

Employees

As of December 31, 2007, we had 431 full time employees. Approximately 124 employees were engaged in engineering, 179 in photo lab operations, 57 in sales and marketing, 16 in customer service and 55 in general and administrative functions. During the peak holiday season, we obtain contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production day in the fourth quarter of 2007, we used approximately 1,000 temporary workers to assist in our production and fulfillment operations during high-demand periods. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated approximately 52% of our net revenues for 2007 in the fourth quarter of 2007, and the net income that we generated during the fourth quarter of 2007 was necessary for us to achieve profitability on an annual basis for 2007. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season in anticipation of higher sales volume in that period, including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brand will suffer and the market price of our common stock would likely decline.

In addition, we base our operating expense budgets on expected net revenue trends. A portion of our expenses, such as office, lab facility, and various equipment leases and various personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

Our limited operating history makes it difficult to assess the exact impact of the seasonal factors on our business or whether our business is susceptible to cyclical fluctuations in the U.S. economy. In addition, our historically rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our future operating results.

We are also subject to macro-economic fluctuations in the U.S. economy.  Recent macro-economic issues involving sub-prime mortgages and liquidity issues, as well as liquidity issues in the auction rate securities that we invest in, may negatively impact the economy and our growth.  If these issues persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must significantly grow our current production capability to meet our projected net revenue targets. We expect to spend between $43 million and $47 million in capital expenditures in 2008, representing a range of between 17.5% and 18.5% of our expected fiscal year 2008 net revenues, and a portion of which we expect will be used to add manufacturing capacity. During, 2007, we opened a new manufacturing and production plant in Charlotte, North Carolina. Our inability to meet our production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, we face significant production risks at peak holiday seasons, including the risks of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2007 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel both in our Hayward, CA and Charlotte, NC production plants could harm our operations.

Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our website and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	our ability to sustain our profit margins, and our ability to diversify our product offerings and sell to consumers photo-based products such as photo books, calendars and cards;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or website;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays;

•	volatility in our stock price, which may lead to higher stock-based compensation expense;

•	consumer preferences for digital photography services; and

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products.

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

We have a limited public company operating history, which makes it difficult to evaluate our business and prospects for the future.

We became a public company in September 2006, and we have only a limited public operating history on which investors can base an evaluation of our business and future prospects. We face many risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	maintain and increase the size of our customer base;

•	maintain and enhance our brand;

•	maintain and grow our website and customer operations;

•	enhance and expand our products and services;

•	successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology and information processing systems;

•	continue to enhance our service to meet the needs of a changing market;

•	provide superior customer service;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these requirements, which could cause our business to suffer. Accomplishing one or more of these requirements might be very expensive, which could harm our financial results.

If we are not able to reliably meet our data storage and management requirements, customer satisfaction and our reputation could be harmed.

As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage multiple petabytes of data. This results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds our expectations, our results of operations would be harmed.

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

We have grown from 275 employees as of December 31, 2006 to 431 employees as of December 31, 2007. We have website operations, offices and customer support centers in Redwood City, California and Mesa, Arizona, and production facilities in Hayward, California and Charlotte, North Carolina. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

During 2008, we plan to implement a new enterprise resource planning system (“ERP”) as part of our strategy to provide scale in our operations.  These projects are expensive, complex, and subject to delays.  If we are not able to effectively manage the deployment of this new ERP system, our results of operations, or our ability to provide timely financial reporting information may be harmed.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure for 4×6 prints in order to remain competitive.  In December, 2007, one of our competitors lowered their list prices on 4×6 prints from $0.12 to $0.09.  To date, we have not made any additional changes to the price of our 4×6 prints as a result of this price cut.  However, a drop in our 4×6 prices, without a corresponding increase in volume, or decreases in volume as a result of competitive pressures would negatively impact our net revenues and could adversely affect our gross margins and overall profitibility.

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 19%, 20% and 19% of our net revenues in 2007, 2006 and 2005 respectively.   We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, Shutterfly occasionally offers free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•
Online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, American Greetings’ Photoworks and Webshots brands, and others;

•
“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services, such as in-store fulfillment and self-service kiosks for printing; these competitors may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

•	Regional photography companies such as Wolf Camera and Ritz Camera that have established brands and customer bases in existing photography markets;

•	Internet portals and search engines such as Yahoo!, AOL, Google that offer broad-reaching digital photography and related products and services to their large user bases;

•
Home printing service providers such as Hewlett-Packard, Epson and Canon, that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace; and

•	Photo-related software companies such as Adobe, Apple, Microsoft, Corel and others.

Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development and distribution resources, and operate in more geographic areas than we do. The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development, or to investments or partnerships with traditional and online competitors. Competitors that are well-funded, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may develop new products, technologies or capabilities that could render obsolete or less competitive many of the products, services and content that we offer. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel and acquiring equipment and technology and leasing facilities. If we are unable to keep these costs aligned with the level of revenues that we generate, our results of operations would be harmed. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy prices.  In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs.

We invest in securities that are subject to market risk and the recent issues in the financial markets could adversely affect the value of our assets.

At December 31, 2007, we had $122.6 million in cash and cash equivalents and $3.0 million in short-term investments.  Included in these amounts, are investments in money market funds, commercial paper, and U.S. government agency securities, which are subject to general credit, liquidity, market and interest rate risks, and which may be exacerbated by the current financial market credit and liquidity issues.  During the year ended December 31, 2007, we determined that any declines in the fair value of our investments were temporary.  There may be further declines in the value of these investments, which we may determined to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity, and financial condition.

At February 29, 2008, $52.3 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

As a result of the current negative liquidity conditions in the global credit markets, in February 2008, auctions for $42.3 million of original par value of our auction-rate securities failed, rendering these securities temporarily illiquid through the normal auction process. At the time of our initial investment and through the date of this Report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 95% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  Since we cannot predict when future auctions related to $52.3 million of our auction-rate securities will be successful, it may become necessary to classify this amount as long-term marketable securities in our consolidated balance sheet in future periods. In addition, if the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition.

To access these funds in future periods, it may be necessary to attempt to sell these securities at an amount below our original purchase value.  However, based on our ability to access our cash and cash equivalents and our other liquid investments, totaling $53.7 million at February 29, 2008, and our expected operating cash flows, we believe that we currently have adequate working capital resources to fund our operations and we do not expect to be required to sell these securities at a loss.

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. In addition, a majority of our executive team has recently joined Shutterfly, and has tenure of less than one year.  The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives.

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

Our evergreen option pool is limited to the lesser of a) 4.62% of stock options issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.  , In order to attract key personnel, during 2007, the Board authorized additional inducement stock option grants totaling 380,000 to supplement our option pool.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our option pool.  Accordingly the Board may authorize additional inducement grants which could further dilute existing shareholders.

If we are unable to attract customers in a cost-effective manner, or if we were to become subject to e-mail blacklisting, traffic to our website would be reduced and our business and results of operations would be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our website and promote our products, including paying fees to third parties who drive new customers to our website, purchasing search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our website. We also use e-mail and direct mail to offer free products and services to attract customers, and we offer substantial pricing discounts to encourage repeat purchases. Our methods of attracting customers, including acquiring customer lists from third parties, can involve substantial costs, regardless of whether we acquire new customers. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts impact our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value.  These potential impairment charges could harm our results from operations.  If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our website would be reduced and our business and results of operations would be harmed.

In addition, various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or “spam.” In addition, we have noted unauthorized “spammers” utilize our domain name to solicit spam. Some of these entities maintain blacklists of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. From time to time we are blacklisted, sometimes without our knowledge, which could impair our ability to market our products and services, communicate with our customers and otherwise operate our business.

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

If the single facility where substantially all of our computer and communications hardware is located fails or if our production facilities fail, our business and results of operations would be harmed.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at a single third-party hosting facility in Santa Clara, California, and our production facilities are located in Hayward, California and Charlotte, North Carolina. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Hayward is located on, and Santa Clara is located near, a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance, however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations, although we are considering an additional data center in our new facility in Charlotte. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

We currently depend on third party suppliers for our photographic print paper, printing machines and other supplies, which expose us to risks if these suppliers fail to perform under our agreements with them.

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

Although historically we have focused our business on consumer markets for silver halide prints, such as 4×6 prints, and photo-based products, such as photo books and calendars, we intend to address, and demand may shift to, new products and services. In addition, we believe we may need to address additional markets and expand our customer demographic in order to further grow our business. We may not successfully expand our existing services or create new products and services, address new market segments or develop a significantly broader customer base. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, like our June 2007 acquisition of Make it About Me! (“MIAM”), our January 2008 acquisition of Nexo Systems (“Nexo”) and other technologies or services. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.  If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate MIAM, Nexo, or any other newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

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

As of December 31, 2007, we had 21 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties may sue us for infringing its intellectual property rights. In June 2007, we were sued by FotoMedia Technologies, LLC alleging patent infringement.  In February 2008, we were also sued by Parallel Networks, also alleging patent infringement.  Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.

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

Our policies concerning the collection of sales and use taxes and the payment of certain corporate level taxes has been based upon decisions of the U.S. Supreme Court that determine when a taxpayer is deemed to have nexus with a state sufficient to impose tax obligations under the Commerce Clause of the U.S. Constitution. Those Supreme Court decisions require that the taxpayer be physically present before a state can require the collection of sales and use taxes. States are currently attempting to expand the definition of what constitutes physical presence for sales and use taxes.  At the same time, the standard governing the imposition of other taxes, for instance, corporate income taxes, is less established and a number of state courts have recently concluded that the Commerce Clause definition of nexus should be expanded to include either “physical” or “economic” presence (essentially marketing activities) which is a broader definition than is used for sales and use tax.

In reliance upon the U.S. Supreme Court’s decisions, we have continued to collect sales and use taxes in California, Nevada, Pennsylvania, North Carolina, New York, New Jersey, and Arizona where we have employees and/or property. Starting in June 2007, we also began collecting sales and use taxes in other states where we have implemented joint sales efforts with Target Corporation.

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

We recently resolved an audit examination by the State of California for the 2003 tax year, with a favorable result. Future audits of other tax years or by other taxing authorities could also lead to fluctuations in our effective tax rate because the taxing authority may disagree with certain assumptions we have made regarding appropriate credits and deductions in filing our tax returns.

Under current stock option tax regulations, we are entitled to a stock option compensation tax deduction when employees exercise and sell their incentive stock options within a two year period for a taxable gain. Our current effective tax rate estimate does not incorporate this deduction as the extent of the deduction, based on employee option disposition activity is not currently determinable. These disqualifying dispositions could lead to future fluctuations in our effective tax rate for any given quarter or year.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

International expansion will require management attention and resources and may be unsuccessful, which could harm our future business development and existing domestic operations.

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

The success of our business depends on continued consumer adoption of digital photography

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

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the macro-economy as a whole;

•	impairment or loss in value of our investments in auction rate securities;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Some provisions in our restated certificate of incorporation and restated bylaws and Delaware law may deter third parties from acquiring us.

Our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board is classified into three classes of directors, each with staggered three-year terms;

•	only our chairman, our chief executive officer, our president, or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders may take action only at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors may be filled only by our board of directors and not by stockholders;

•	our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We maintain our corporate headquarters in Redwood City, California in a leased facility of approximately 60,420 square feet. The lease for this facility expires on May 31, 2010.

We maintain our West-coast production and fulfillment operations in Hayward, California in leased facilities totaling approximately 71,708 square feet.  Leases for these facilities expire between September 30, 2009 and July 31, 2010. We have an option to extend these leases for five years and a first right of refusal to lease any immediately adjacent contiguous space.

We maintain our East-coast production and fulfillment operations in Charlotte, North Carolina in leased facilities totaling approximately 102,400 square feet. The lease for the facility commenced on the May 31, 2007, and continues through 2014. We have an option to extend the lease for three additional periods of either three or five years in length, and first rights of refusal to lease space in certain adjacent buildings.

We have certain temporary office space in Mesa, Arizona in leased facilities totaling approximately 1,000 square feet.  The lease for the facility commenced on September 26, 2007 and expires on September 30, 2008.

We believe that our existing facilities are adequate to meet our needs through the first half of 2008, although we expect to require additional corporate facilities to handle future growth. We believe that suitable additional space will be available in the future on commercially reasonably terms as needed.

ITEM 3.  LEGAL PROCEEDINGS.

On August 29, 2006, our former Chief Financial Officer, Virender Ahluwalia, sued us in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claimed that he was entitled to exercise stock options for an additional 15,535 shares of our common stock because his vesting schedule should have been deemed to have started one year earlier than the date stated in our corporate records. In addition, the plaintiff claimed that the we initially did not advise him that withholding taxes were due at the time of exercise of his nonqualified stock options to purchase 292,674 shares of common stock in 2005, but that we later modified that tax advice, extended his option exercise date, and required that he make provision for the applicable withholding taxes at the time of exercise of such options. The plaintiff claimed he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. He also claimed that the calculation of the fair market value of the shares for the purpose of calculating his tax liability was improper. The plaintiff was seeking compensatory and punitive damages. The case was stayed and sent to binding arbitration, and following a hearing on the legal issues and an evidentiary hearing, the Arbitrator issued a Final Award on November 16, 2007 finding us not liable and dismissed all claims brought by Mr. Ahluwalia.

On or about June 18, 2007, Fotomedia Technologies, LLC filed suit in the United States District Court for the Eastern District of Texas against us and several other defendants alleging patent infringement.  The Fotomedia Complaint sought unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  In lieu of answering the Fotomedia Complaint, we moved to dismiss it under Rule 12 of the Federal Rules of Civil Procedure, by joining in a motion to the same effect filed by co-defendant Photobucket.com, Inc.  While the motion was pending and not yet decided, on or about November 6, 2007, Fotomedia filed an Amended Complaint.  The Amended Complaint likewise alleges infringement of the same patents and seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  However, the amended complaint dropped the allegations of willful infringement against us in connection with one of the patents-at-issue. Defendants moved to dismiss the Amended Complaint as well.  The motion at this time is fully briefed but has not yet been ruled upon.  As such, we have not yet been required to file an answer or other responsive pleading.  On January 8, 2008, the court held a status conference and set May 28, 2009, as the date for the claims construction hearing, and set November 2, 2009 as the date for trial.  Subsequently, the parties agreed upon and submitted orders that establish a case schedule, which the court entered on February 29, 2008.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the Eastern District of Texas against the Company and other companies alleging patent infringement.  The Parallel Networks Complaint seeks damages of an unspecified amount, attorneys’ fees, and an injunction against all parties.  We have not yet answered or otherwise responded to the complaint.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERPURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock has been traded on the NASDAQ Global Market under the symbol “SFLY” since September 29, 2006. As of February 29, 2008, there were approximately 154 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2006	High	Low
Third Quarter	$16.73	$15.01
Fourth Quarter	$16.29	$12.05

Year Ended December 31, 2007	High	Low
First Quarter	$18.53	$13.38
Second Quarter	$22.92	$15.92
Third Quarter	$32.46	$21.80
Fourth Quarter	$36.40	$25.59

We have never paid cash dividends on our capital stock.  It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2007.

Use of Proceeds

The S-1 relating to our initial public offering was declared effective by the SEC on September 28, 2006 (Registration Statement File No. 333-135426), and the offering commenced the same day. J.P. Morgan Securities Inc. acted as the sole book-running manager for the offering and Piper Jaffray & Co. and Jefferies & Company, Inc. acted as co-managers of the offering.

The securities registered were 5,800,000 shares of common stock, plus 870,000 additional shares to cover the underwriters’ over-allotment option. The underwriters’ over-allotment option expired on October 28, 2006, and was not exercised by the underwriters. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $100,050,000. We sold 5,800,000 shares of our common stock for an aggregate offering price of $87,000,000, and the offering has terminated.

Expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

•	Underwriting discounts and commissions — $6,090,000

•	Other expenses — $2,442,000

•	Total expenses — $8,533,000

None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning ten percent or more of our common stock or direct or indirect payments to others.

The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $78.5 million.

Through December 31, 2007, we have used approximately half of these proceeds to purchase capital equipment, acquire a business, and for general operating purposes.  We expect to continue to use the remainder of the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures. In addition, we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.

Our management retains broad discretion in the allocation and use of the net proceeds of our initial public offering, and investors must rely on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States. The investment objective with respect to net proceeds is capital preservation and liquidity so that such funds are readily available to fund our operations.

ITEM 6.  SELECTED FINANCIAL DATA.

The consolidated statements of income data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of income data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements not included in this annual report. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Consolidated Income Statement Data:
Net revenues	$186,727	$123,353	$83,902	$54,499	$31,395
Cost of net revenues(1)	84,111	55,491	36,941	24,878	14,310
Gross profit	102,616	67,862	46,961	29,621	17,085
Operating expenses:
Technology and development(1)	28,635	19,087	13,152	7,433	4,970
Sales and marketing(1)	33,363	21,940	15,252	7,705	3,991
General and administrative(1)	29,557	19,216	13,657	10,126	5,629
Total operating expense	91,555	60,243	42,061	25,264	14,590
Income from operations	11,061	7,619	4,900	4,357	2,495
Interest expense	(179)	(266)	(367)	(471)	(392)
Other income (expense) net	5,515	2,387	(103)	81	9
Income before income taxes and cumulative effect of change in accounting principle	16,397	9,740	4,430	3,967	2,112
(Provision) / benefit for income taxes(2)	(6,302)	(3,942)	24,060	(258)	(68)
Net income before cumulative effect of change in accounting principle(2)	10,095	5,798	28,490	3,709	2,044
Cumulative effect of change in accounting principle	—	—	442	—	—
Net income (2)	$10,095	$5,798	$28,932	$3,709	$2,044
Net income per share:
Basic	$ 0.42	$ 0.67	$ 1.45	$ —	$ —
Diluted	$ 0.38	$ 0.56	$ 1.02	$ —	$ —
Weighted Average Shares
Basic	24,295	8,622	3,255	2,231	1,574
Diluted	26,273	10,331	4,609	2,231	1,574
__________

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Cost of net revenues	$189	$ 96	$ 28	$ 21	$ 3
Technology and development	880	736	826	263	32
Sales and marketing	877	521	239	117	11
General and administration	2,055	947	2,217	1,790	124
	$4,001	$2,300	$3,310	$2,191	$ 170

(2)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes” for a discussion of the uncertainty related to our deferred tax asset.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$125,584	$119,051	$39,153	$13,781	$10,670
Property and equipment, net	48,416	30,919	20,761	11,723	5,140
Working capital	104,025	102,165	22,687	690	2,002
Total assets	208,770	180,160	89,552	29,865	17,754
Capital lease obligations, less current portion	107	1,742	3,646	2,709	1,314
Preferred stock warrant liability	—	—	1,535	—	—
Redeemable convertible preferred stock	—	—	89,652	69,822	69,668
Total stockholders’ equity (deficit)	170,566	151,326	(27,262)	(59,568)	(65,333)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, our capital expenditures for 2008 and the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We currently generate the majority of our net revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards, other photo-based merchandise and high-quality prints (ranging in size from wallet to jumbo-sized 20×30 enlargements). We manufacture substantially all of these items in our Hayward, California and Charlotte, North Carolina manufacturing facilities. By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.

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

Our corporation was formed in 1999 and we have experienced rapid growth since launching our service in December 1999. During fiscal year 2007, we fulfilled more than seven million orders, to more than two million customers, at an average order value of more than $26 per order.

In June 2005, we completed the acquisition of Memory Matrix, Inc., a Nevada engineering firm dedicated to improving the consumer digital photography experience, in exchange for 109,302 shares of common stock.  In June 2007, we acquired for $1.6 million, certain assets and liabilities of CustomAbility, LLC, a New Jersey publishing company that produces customized children’s books under the brand name Make It About Me.  On January 4, 2008, for $10.0 million in cash and stock consideration of approximately $4.0 million, we acquired Nexo Systems, a privately held on-line sharing and group services company based in Palo Alto, California.

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

Our personalized products and services revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products and services, and the related shipping revenues. Referral fees are also included in personalized products and services revenue.  We believe our products and services are differentiated from other traditional photo processors by our high quality production and numerous form factors and templates, which are key to attracting and retaining customers.

Our print revenues are derived from sales of our photo processing of digital images, including sales of 4×6 prints, and the related shipping revenues. From time to time, we have made changes to our pricing structure for 4×6 prints in order to remain competitive.  In December, 2007, one of our competitors lowered their list prices on 4×6 prints from $0.12 to $0.09.  To date, we have not made any additional changes to the price of our 4×6 prints as a result of this price cut.  However, a drop in our 4×6 prices, without a corresponding increase in volume, or decreases in volume as a result of competitive pressures would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

To offset these periodic price declines and continue to generate net income, we have continued to invest in large scale manufacturing technology to enable us to reduce the cost of manufacturing prints. We have also continued to recruit highly qualified personnel with specialized skills in print manufacturing. We believe that these strategies have allowed us, and will continue to allow us, to compete successfully with other companies in our industry. In addition, we continue to focus on diversifying our business towards the large and growing market for personalized products and services.

Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our revenues during the holiday season in the calendar fourth quarter. We also typically experience increases in net revenues during other shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day, and Halloween. We generally experience lower net revenues during the first, second and third calendar quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, order backlog is not material to our business.

To further understand net revenue trends, we monitor several key metrics including:

Total Customers.  We closely monitor total customers as a key indicator of demand.  Total customers include the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Gallery, the Nexo platform, and Shutterfly Collections), and by conducting integrated marketing and advertising programs.  Total customers have increased on an annual basis for each year since inception, and we anticipate that this trend will continue.

Average Order Value.  Average order value is net revenues for a given period divided by the total number of customer orders recorded during that same period. We seek to increase average order value as a means of increasing net revenues. Average order value has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future.

Total Number of Orders.  We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize the net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met.  Orders are typically processed and shipped within two business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future.

Personalized Products and Services Revenues as Percentage of Net Revenues.  We continue to innovate and improve our personalized products and services and expect the net revenues from these products and services to increase as percentage of net revenues as we continue to diversify our product offerings.  Personalized products and services as a percentage of total net revenue increased from 51% in 2006 to 56% in 2007.  In addition, as a percentage of total net revenues, revenues from 4x6 prints have been declining; from 37% in 2005, to 28% in 2006, and to 22% in 2007.

We believe the analysis of these metrics and others provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

Cost of Net Revenues.  Cost of net revenues consist primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of acquired developed technology and capitalized website development costs.

Operating Expenses.  Operating expenses consist of technology and development, sales and marketing, and general and administrative expenses. We anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts, but remain relatively consistent as a percentage of net revenues.

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our website, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our website and store the customer data, as well as amortization of purchased software. Technology and development expense also includes colocation and bandwidth costs.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period.

Interest Expense.  Interest expense consists of interest costs recognized under our capital lease obligations and other borrowings.

Other Income (Expense), Net.  Other income (expense), net consists primarily of the interest income on our cash and investment accounts and the net income (expense) related to changes in the fair value of convertible preferred stock warrants.  Subsequent to the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock. Accordingly, the liability for the convertible preferred stock warrants was reclassified as common stock and additional paid-in capital and the warrants are no longer subject to re-measurement.

Income Taxes.  Historically, we have only been subject to taxation in the United States because we have sold almost all of our products to customers in the United States. If we continue to sell our products primarily to customers located within the United States, we anticipate that our long-term future effective tax rate will range between 38% and 45%.

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

Revenue Recognition.  We generate revenues primarily from the printing and shipping of prints and other photo-based products, and referral fees. We generally recognize revenues from product sales upon shipment when persuasive evidence of an arrangement exists (typically through the use of a credit card or receipt of a check), the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders. We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data.  During the year ended December 31, 2007, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are included in net revenues. Production costs related to free products are included in costs of revenues upon redemption.  Shipping charged to customers is recognized as revenue at the time of shipment.  Revenue from referral fees for click-throughs is recognized in the period that the click-through impression is delivered.

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

Results of Operations

The following table presents the components of our income statement as a percent of net revenues:

	Year Ended December 31,
	2007	2006	2005
Net revenues	100%	100%	100%
Cost of revenues	45%	45%	44%
Gross profit	55%	55%	56%
Operating expenses:
Technology and development	15%	15%	16%
Sales and marketing	18%	18%	18%
General and administrative	16%	16%	16%
Income from operations	6%	6%	6%
Interest expense	0%	0%	0%
Other income, net	2%	2%	0%
Income before income taxes	8%	8%	6%
Benefit (provision) for income taxes	(3)%	(3)%	29%
Net income	5%	5%	35%

Comparison of the Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
Net revenues	$186,727	$ 123,353	$ 63,374	51%
Cost of net revenues	$84,111	$ 55,491	$ 28,620	52%
Percentage of net revenues	45%	45%	-	-
Gross profit	$102,616	$ 67,862	$ 34,754	51%

Net revenues increased $63.4 million, or 51%, from 2006 to 2007. Revenue growth was attributable to the increases in both print and personalized products and services revenues. Personalized products and services (“PPS”) revenues increased $42.9 million, or 69%, to $105.3 million from 2006 to 2007. This change was the result of increased revenue across our entire PPS product base, and most significantly through increased sales of photo books, calendars, folded greeting cards, and referral fees.  PPS made up 56% of revenues in 2007, up from 51% in 2006.  Print revenues increased $20.5 million, or 34%, to $81.4 million from 2006 to 2007. This increase was primarily the result of increased revenues from 4x6, large format and photocard print sizes.  As a percentage of total net revenue, 4x6 print revenues declined in 2007, decreasing from 28% in 2006 to 22% in 2007.  Net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders, and average order value, as noted below:

	Year Ended December 31,
	2007	2006	Change	% Change
	(In thousands, except AOV amounts)
Customers	2,357	1,725	632	37%
Orders	7,062	5,105	1,957	38%
Average order value	$26.44	$24.16	$2.28	9%

Cost of net revenues increased $28.6 million, or 52%, from 2006 to 2007. As a percentage of net revenues, cost of net revenues remained flat, at 45%, from 2006 to 2007.  Overall, this increase was primarily the result of the increased volume of shipped products, and incremental costs associated with launching our second manufacturing facility in Charlotte, North Carolina.  These costs were offset by savings in labor and shipping costs, reflecting efficiencies in both the reduced cost of labor between the North Carolina and California manufacturing facilities and closer shipping routes to our east coast customers.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
Technology and development	$28,635	$19,087	$ 9,548	50%
Percentage of net revenues	15%	15%	-	-
Sales and marketing	$33,363	$21,940	$ 11,423	52%
Percentage of net revenues	18%	18%	-	-
General and administrative	$29,557	$19,216	$ 10,341	54%
Percentage of net revenues	16%	16%	-	-

Our technology and development expense increased $9.5 million, or 50%, from 2006 to 2007. As a percentage of net revenues, technology and development expense remained flat at 15% from 2006 to 2007.  The overall increase in technology and development expense was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which totaled $3.2 million, as well as increased third-party hosting expenses which increased by $0.8 million.  In 2007, we capitalized $3.1 million in eligible costs associated with software developed or obtained for internal use, up from $1.3 million in 2006.  We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $3.7 million.  Stock-based compensation expense was $0.9 million in 2007, compared to $0.7 million in 2006.

Our sales and marketing expense increased $11.4 million, or 52%, from 2006 to 2007. Also as a percentage of net revenues, total sales and marketing expense remained flat at 18% from 2006 to 2007.  For 2007, personnel and related costs for employees and consultants increased by $2.5 million, and our expenditures incurred on customer acquisition and promotion costs increased by $8.2 million. In addition, stock-based compensation expense was $0.9 million in 2007, compared to $0.5 million in 2006.

Our general and administrative expense increased $10.3 million, or 54%, from 2006 to 2007, and remained flat as a percentage of net revenues at 16% in that same period.  Personnel and related costs increased by $3.3 million in 2007 reflecting increased hiring in 2007 and an increase in stock-based compensation to $2.1 million, in 2007, compared to $0.9 million in 2006. Accounting and legal fees increased by $1.2 million in 2007, and consulting expenses increased by $2.2 million.  Of that combined increase of $3.4 million, approximately $2.2 million was associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.  Additionally, rent and related facilities charges increased by $0.8 million for 2007 reflecting our additional square footage in Redwood City.  Payment processing fees paid to third parties increased by $1.5 million during 2007 due to increased order volumes. In 2006, we made a non-recourse, non-refundable contribution of 65,000 shares of common stock to Silicon Valley Community Foundation, a California non-profit public benefit corporation, in order to establish the Shutterfly Foundation as a corporate-advised charitable fund within the Community Foundation, and recognized $0.9 million of charitable contribution expense for 2006. We had no charitable contribution expense in 2007.

	Year Ended December 31,
	2007	2006	Change
	(In thousands)
Interest Expense	$(179)	$(266)	$ 87
Other income, net	$5,515	$2,387	$3,128

Interest expense decreased by $0.1 million for 2007, due primarily to a decrease in interest expense on capitalized lease obligations.

Other income (expense), net, increased by $3.1 million for 2007, due to larger invested cash balances for the full year 2007, versus 2006.  In 2006, other income (expense), net also included $0.1 million of income related to changes in the fair value of our redeemable convertible preferred stock warrants.  Upon the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded.

	Year Ended December 31,
	2007	2006
	(In thousands)
Income tax provision	$(6,302)	$(3,942)
Effective tax rate	38%	40%

The provision for income taxes was $6.3 million for 2007, compared to a provision of $3.9 million for 2006.  Our effective tax rate was 38% in 2007, down from 40% in 2006.  This decrease in our effective tax rate is primarily the result of a favorable resolution of a state tax audit by California, as well as the changes that were made to our ongoing research and development tax credits reserves.  Other factors, such as the volume of disqualifying dispositions also contributed to the reduction in our tax rate, year-over-year.

As of December 31, 2007, we had approximately $31 million of federal and $32 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2011 for federal and state tax purposes, respectively.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
Income before income taxes	$16,397	$9,740	$ 6,657	68%
Net income	$10,095	$5,798	$ 4,297	74%
Percentage of net revenues	5%	5%	-	-

Net income increased by $4.3 million, or 74%, for 2007 as compared to 2006. As a percentage of net revenue, net income was flat at 5% in both FY06 and FY07.  Overall, our net income growth in absolute dollars is attributable to our revenue growth year-over-year; with all other income statement items increasing in-proportion to net revenue increases.

Comparison of the Years Ended December 31, 2006 and 2005
	Year Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands)
Net revenues	$123,353	$83,902	$ 39,451	47%
Cost of net revenues	$55,491	$36,941	$ 18,550	50%
Percentage of net revenues	45%	44%	-	-
Gross profit	67,862	46,961	20,901	45%

Net revenues increased $39.5 million, or 47%, from 2005 to 2006. Net revenue growth was attributable to the increases in both print and PPS revenues. PPS revenues increased $27.2 million, or 77%, to $62.4 million from 2005 to 2006 primarily due to increased sales of photo books, calendars, folded greeting cards and photo-based merchandise, which caused PPS revenues to increase to 51% of revenues in 2006 from 42% in 2005. Print revenues increased $12.2 million, or 25%, to $60.9 million from 2005 to 2006 primarily due to increased sales volumes of 4x6 prints, but negatively affected by a decrease in 4x6 print average selling prices due to competitive pricing pressures. We reduced the list price of our 4x6 prints by 34% from $0.29 to $0.19 in the fourth quarter of 2005.  As a percentage of total revenue, 4x6 print revenue declined in 2006, decreasing from 37% in 2005 to 28% in 2006.  Net revenue increases were also the result of year-over-year increases in all of our key metrics including, customers, orders, and average order value, as noted below:

	Year Ended December 31,
	2006	2005	Change	% Change
	(In thousands, except AOV amounts)
Customers	1,725	1,219	506	42%
Orders	5,105	3,650	1,455	40%
Average order value	$24.16	$22.99	$1.17	5%

Cost of net revenues increased $18.6 million, or 50%, from 2005 to 2006. The cost of net revenues increase was driven by the increased volume of shipped products. Cost of net revenues as a percentage of net revenues increased by 1% from 2005 to 2006. The increase was the result of the 34% decline in the list 4x6 print prices, partially offset by the favorable impact of lower paper prices we negotiated in September 2005, lower shipping costs we negotiated in September 2006, and the reorganization of our workflows to achieve greater efficiencies which occurred during the third and fourth quarters of 2005.

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands)
Technology and development	$19,087	$13,152	$ 5,935	45%
Percentage of net revenues	15%	16%	-	-
Sales and marketing	$21,940	$15,252	$ 6,688	44%
Percentage of net revenues	18%	18%	-	-
General and administrative	$19,216	$13,657	$ 5,559	41%
Percentage of net revenues	16%	16%	-	-

Our technology and development expense increased $5.9 million, or 45%, from 2005 to 2006.  As a percentage of net revenues, technology and development expense decreased 1% from 2005 to 2006.  The absolute dollar increase was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which increased by $3.1 million, as well as increased third-party hosting expenses which increased by $0.6 million. In 2006, we capitalized $1.3 million in eligible costs associated with software developed or obtained for internal use, a slight decrease from the $1.7 million in 2005. We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $1.8 million. Stock-based compensation expense was $0.7 million in 2006, compared to $0.8 million in 2005.

Our sales and marketing expense increased $6.7 million, or 44%, from 2005 to 2006, and remained flat as a percentage of net revenues year-over-year.  For 2006, personnel and related costs for employees and consultants increased by $1.9 million, and our expenditures incurred on customer acquisition and promotion costs increased by $4.6 million. In addition, stock-based compensation expense was $0.5 million in 2006, compared to $0.2 million in 2005.

Our general and administrative expense increased $5.6 million, or 41%, from 2005 to 2006, and also remained flat as a percentage of revenue year over year.  Personnel and related costs increased by $1.6 million in 2006. While legal fees decreased by $0.8 million in 2006, accounting fees increased by $0.8 million. Consulting expenses increased by $0.8 million, while rent and related facilities charges increased by $1.0 million for 2006. Payment processing fees paid to third parties increased by $1.2 million during 2006 due to increased order volumes. In September 2006, we made a non-recourse, non-refundable contribution of 65,000 shares of common stock to Silicon Valley Community Foundation, a California non profit public benefit corporation, in order to establish the Shutterfly Foundation as a corporate-advised charitable fund within the Community Foundation, and recognized $0.9 million of charitable contribution expense for 2006. We intend to work with Silicon Valley Community Foundation to develop a charitable program dedicated to enhancing communities in the San Francisco Bay Area and around the world. We had no charitable contribution expense in 2005 and we do not expect to make further donations to the Silicon Valley Community Foundation for the foreseeable future. Stock-based compensation was $0.9 million, in 2006, compared to $2.2 million in 2005.

	Year Ended December 31,
	2006	2005	Change
	(in thousands)
Interest expense	$(266)	$(367)	$ 101
Other income (expense), net	$2,387	$(103)	$2,490

Interest expense decreased by $0.1 million, or 28%, for 2006, due primarily to a decrease in interest expense on capitalized lease obligations.

Other income (expense), net, totaled $2.4 million for 2006, an increase over the prior year other expense amount of $0.1 million.  This income is due to larger invested cash balances from our initial public offering and higher interest rates. For 2006, other income (expense), net also included $0.1 million of income related to changes in the fair value of our redeemable convertible preferred stock warrants. Upon the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded.

	Year Ended December 31
	2006	2005
	(In thousands)
Income tax benefit (provision)	$(3,942)	$24,060
Effective tax rate	40%	494%

The provision for income taxes was $3.9 million for 2006, compared to a benefit of $24.1 million for 2005, due to changes in our effective tax rate as a result of releasing our valuation allowance in the fourth quarter of 2005.

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands)
Income before income taxes and cumulative effect of change in accounting principle	$9,740	$4,430	$ 5,310	120%
Net income	$5,798	$ 28,932	$(23,134)	(80%)
Percentage of net revenue	5%	35%	-	-

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

Liquidity and Capital Resources

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$34,993	$20,681	$10,858
Acquisition of business and intangibles, net of cash acquired	2,858	-	(239)
Depreciation and amortization	17,796	10,747	6,522
Cash flows from operating activities	42,219	23,485	18,606
Cash flows from investing activities	(40,823)	(20,681)	(10,613)
Cash flows from financing activities	2,135	77,094	17,379

Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $80.9 million of proceeds, net of underwriters’ discount, which we received on October 4, 2006. At December 31, 2007 we had $125.6 million of cash, cash equivalents, and short term investments. Cash equivalents are compromised of money market funds and commercial paper.  Short term investments is comprised of US government agency securities.

At February 29, 2008, $52.3 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

As a result of the current negative liquidity conditions in the global credit markets, in February 2008, auctions for $42.3 million of original par value of our auction-rate securities failed, rendering these securities temporarily illiquid through the normal auction process. At the time of our initial investment and through the date of this Report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 95% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  Since we cannot predict when future auctions related to $52.3 million of our auction-rate securities will be successful, it may become necessary to classify this amount as long-term marketable securities in our consolidated balance sheet in future periods. In addition, if the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition.

To access these funds in future periods, it may be necessary to attempt to sell these securities at an amount below our original purchase value.  However, based on our ability to access our cash and cash equivalents and our other liquid investments, totaling $53.7 million at February 29, 2008, and our expected operating cash flows, we believe that we currently have adequate working capital resources to fund our operations for at least the next 12 months.

The adequacy of these resources to meeting our liquidity needs beyond the next 12 months will depend on our growth, operating results, the capital expenditures required to meet possible increased demand for our products, and the resolution of the auction rate securities auction failures.   If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or enter into working capital financing arrangements. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

Our industry is competitive and has endured periods of intense price competition. Because we plan to finance our operations and capital expenses largely through our operations, and because our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources. Increased competition could do so both by reducing our net revenues and net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend cash on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, we intend to increase many of our expenses, including some capital expenses, in advance of anticipated higher future revenues. However, such increased expenses, while intended to support anticipated increases in future revenues, must be funded from current capital resources or from borrowings or equity financings. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources.

We anticipate capital expenditures of between $43 million to $47 million for 2008.  These expenditures will be used to purchase machinery and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures, while significant, is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities.  For 2007, net cash provided by operating activities was $42.2 million, primarily due to our net income of $10.1 million and the net change in operating assets and liabilities of $4.2 million, adjusted for non-cash items including $17.8 million of depreciation and amortization expense, $5.9 million of provision for deferred income taxes, and $4.0 million of stock-based compensation.

For 2006, net cash provided by operating activities was $23.5 million, primarily due to our net income of $5.8 million and the net change in operating assets and liabilities of $0.7 million, adjusted for non-cash items including $10.7 million of depreciation and amortization expense, $3.2 million of provision for income taxes, $2.3 million of stock-based compensation and $0.9 million for charitable contribution expense related to our September 2006 donation of 65,000 shares to Silicon Valley Community Foundation. We do not expect to make additional donations to Silicon Valley Community Foundation in the foreseeable future.

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

Investing Activities.  For 2007, net cash used in investing activities included $35.0 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our California and North Carolina facilities, and capitalized website development costs related to projects that were placed into service.  Additional cash of $3.0 million and $2.9 million was used for purchases of short-term investments and acquisition of “Make-it-About-Me,” respectively.

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

Financing Activities.  Our financing activities for 2007 provided cash of $2.1 million, primarily from $5.0 million of proceeds from issuance of common stock, offset by $2.8 million of capitalized lease obligations.

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

Contractual Obligations

We lease office space in Redwood City, California and production facilities in Hayward, California under various non-cancelable operating leases that expire between 2009 and 2010. In 2006, we entered into a non-cancelable operating lease for our new production facility in Charlotte, North Carolina.  The lease commenced in May, 2007, and will expire in 2014. We also lease website infrastructure computer and network hardware, production equipment, information technology equipment and software under various capital leases that expire through the year 2011. We also have a co-location agreement with a third-party hosting facility that expires in 2009. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in absolute dollars but will be generally consistent with historical periods on an annual basis as a percentage of net revenues. We anticipate leasing additional office space, production facilities and hosting facilities in future periods, consistent with our historical business model.

The following are contractual commitments at December 31, 2007, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations
Capital lease obligations	$ 975	$864	$111	$ —	$ —
Operating lease obligations	9,391	2,548	4,766	2,077	—
Purchase obligations(1)	2,821	2,620	201	—	—
Total contractual obligations	$13,187	$6,032	$5,078	$2,077	$___ ---
__________

(1)	Purchase obligations include commitments under non-cancelable marketing agreements, license agreements, and third-party hosting services.

Other than the obligations, liabilities and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  In December, 2007, we had signed a definitive agreement to acquire Nexo Systems (“Nexo”) for total cash proceeds of $10.0 million and stock consideration of approximately $4.0 million.  This transaction closed on January 4, 2008 and that amount was paid on that date.  As part of our June 2007 acquisition of Make It About Me! (“MIAM”), we agreed to make additional earnout payments if certain milestones are achieved over the next 12 months.  As of December 31, 2007, the total potential earnout payment is $0.4 million.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within such years. The Company does not expect the adoption of FAS 157 will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 was effective for the Company on January 1, 2008. The Company does not expect the adoption of FAS 159 will have a material effect on its financial position and results of operations.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate and Credit Risk.  We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents and short-term investments and carried at cost, which approximates market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity.

As of December 31, 2007, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of redeemable convertible preferred stock and stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc. and its subsidiaries (the "Company") at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007 and the manner in which it accounts for share-based compensation in 2006.  In addition, as discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for freestanding warrants for redeemable convertible preferred stock in 2005.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 6, 2008

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$122,582	$119,051
Short-term investments	3,002	—
Accounts receivable, net	4,480	2,164
Inventories	4,788	2,493
Deferred tax asset, current portion	1,677	2,129
Prepaid expenses and other current assets	4,510	2,760
Total current assets	141,039	128,597
Property and equipment, net	48,416	30,919
Goodwill and intangible assets, net	3,859	1,396
Deferred tax asset, net of current portion	13,294	18,754
Other assets	2,162	494
Total assets	$208,770	$180,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,783	$9,385
Accrued liabilities	18,724	8,808
Deferred revenue	8,699	6,278
Current portion of capital lease obligations	808	1,961
Total current liabilities	37,014	26,432
Other liabilities	1,083	660
Capital lease obligations, less current portion	107	1,742
Total liabilities	38,204	28,834
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2007 and 2006, respectively; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 24,805 and 23,705 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	190,849	181,890
Accumulated other comprehensive loss	(12)	(35)
Deferred stock-based compensation	(28)	(191)
Accumulated deficit	(20,245)	(30,340)
Total stockholders’ equity	170,566	151,326
Total liabilities and stockholders’ equity	$208,770	$180,160

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	December 31,
	2007	2006	2005
Net revenues	$186,727	$123,353	$83,902
Cost of net revenues(1)	84,111	55,491	36,941
Gross profit	102,616	67,862	46,961
Operating expenses(1):
Technology and development	28,635	19,087	13,152
Sales and marketing	33,363	21,940	15,252
General and administrative	29,557	19,216	13,657
	91,555	60,243	42,061
Income from operations	11,061	7,619	4,900
Interest expense	(179)	(266)	(367)
Other income (expense), net	5,515	2,387	(103)
Income before income taxes and cumulative effect of change in accounting principle	16,397	9,740	4,430
(Provision) benefit for income taxes	(6,302)	(3,942)	24,060
Net income before cumulative effect of change in accounting principle	10,095	5,798	28,490
Cumulative effect of change in accounting principle, net of tax benefit	—	—	442
Net income	$10,095	$5,798	$28,932

Net income per share — basic and diluted:
Before cumulative effect of change in accounting principle	$0.42	$0.67	$1.31
Cumulative effect of change in accounting principle, net of tax benefit	—	—	0.14
Basic	$0.42	$0.67	$1.45
Diluted	$0.38	$0.56	$1.02
Weighted average shares:
Basic	24,295	8,622	3,255
Diluted	26,273	10,331	4,609
______________

(1) Stock-based compensation is allocated as follows (Notes 2 and 7):
Cost of net revenues	$189	$96	$28
Technology and development	880	736	826
Sales and marketing	877	521	239
General and administrative	2,055	947	2,217

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable							Accumulated
	Convertible				Additional	Deferred		Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity (Deficit)
Balances, December 31, 2004	12,448	$69,822	2,827	$—	$ 7,505	$(2,003)	$(65,070)	$ —	$(59,568)
Issuance of common stock upon exercise of options, net of repurchases	—	—	750	—	205	—	—	—	205
Issuance of Series F preferred stock, net of issuance cost of $131	1,354	19,830	—	—	—	—	—	—	—
Stock-based compensation expense in connection with option modifications	—	—	—	—	—	1,100	—	——	1,100
Shares issued in connection with a settlement agreement with a former employee	—	—	65	—	352	—	—	—	352
Vested shares issued upon acquisition	—	—	109	—	656	—	—	—	656
Restricted shares issued upon acquisition	—	—	—	—	671	(671)	—	—	—
Vesting of restricted shares	—	—	39	—	—	500	—	—	500
Deferred stock-based compensation, net of cancellations	—	—	—	—	2,261	(2,261)	—	—	—
Tax benefit of stock options	—	—	—	—	365	—	—	—	365
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	—	1,710	—	—	1,710
Reclassification of preferred stock warrants to liability	—	—	—	—	(1,514)	—	—	—	(1,514)
Comprehensive income:
Net income	—	—	—	—	—	—	28,932	—	28,932
Total comprehensive income	—	—	—	—	—	—	—	—	28,932
Balances, December 31, 2005	13,802	$89,652	3,790	$—	$10,501	$(1,625)	$(36,138)	$ —	$(27,262)

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands)

	Redeemable							Accumulated
	Convertible				Additional	Deferred		Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity (Deficit)
Balances, December 31, 2005	13,802	$89,652	3,790	$—	$10,501	$(1,625)	$(36,138)	$ —	$(27,262)
Issuance of common stock upon exercise of options, net of repurchases	—	—	127	—	101	—	—	—	101
Issuance of common stock upon effective date of initial public offering (“IPO”), net of underwriting fees of $6,090 and other expenses of $2,442	—	—	5,800	1	78,467	—	—	—	78,468
Issuance of Series A preferred stock upon net exercise of warrants	61	143	—	—	(143)	—	—	—	(143)
Transfer of preferred stock warrant liability related to Series A preferred stock	—	—	—	—	871	—	—	—	871
Automatic conversion of preferred stock to common stock upon effective date of IPO	(13,863)	(89,795)	13,863	1	89,794	—	—	—	89,795
Transfer of preferred stock warrant liability upon conversion of preferred stock warrants into common stock warrants	—	—	—	—	510	—	—	—	510
Reversal of unearned stock based compensation upon modification of options	—	—	—	—	(526)	526	—	—	—
Vesting of restricted shares	—	—	60	—	—	94	—	—	94
Cancellation of common stock options and restricted shares	—	—	—	—	(249)	249	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	—	565	—	—	565
Employees stock-based compensation expense recognized under SFAS No. 123R, net of estimated forfeiture	—	—	—	—	1,641	—	—	—	1,641
Donation of common stock to a charitable foundation	—	—	65	—	923	—	—	—	923
Change in unrealized loss in investments, net of tax	—	—	—	—	—	—	—	(35)	(35)
Net income	—	—	—	—	—	—	5,798	—	5,798
Total comprehensive income	—	—	—	—	—	—	—	—	5,763
Balances, December 31, 2006	—	—	23,705	$ 2	$181,890	$(191)	$(30,340)	$(35)	$151,326

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands)

	Redeemable							Accumulated
	Convertible				Additional	Deferred		Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity(Deficit)

Balances, December 31, 2006	—	—	23,705	$ 2	$181,890	$(191)	$(30,340)	$(35)	$151,326
Issuance of common stock upon net exercise of warrants	—	—	27	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net of repurchases	—	—	1,073	—	4,983	—	—	—	4,983
Cancellation of common stock options and restricted shares	—	—	—	—	(162)	162	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	—	1	—	—	1
Employees stock-based compensation expense recognized under SFAS No. 123R, net of estimated forfeiture	—	—	—	—	4,111	—	—	—	4,111
Tax benefit of stock options	—	—	—	—	27	—	—	—	27
Change in unrealized loss in investments, net of tax	—	—	—	—	—	—	—	23	23
Net income	—	—	—	—	—	—	10,095	—	10,095
Total comprehensive income	—	—	—	—	—	—	—	—	10,118
Balances, December 31, 2007	—	—	24,805	$ 2	$190,849	$ (28)	$(20,245)	$(12)	$170,566

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$10,095	$5,798	$28,932
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,384	10,525	6,246
Amortization of intangible assets	412	222	276
Amortization of deferred stock-based compensation, net of cancellations	4,001	2,300	3,310
Charitable contribution expense for shares issued to charitable foundation	—	923	—
Change in carrying value of preferred stock warrant liability	—	(152)	21
Loss/(gain) on disposal of property and equipment	262	(29)	207
Deferred income taxes	5,880	3,199	(23,833)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable, net	(2,316)	(1,215)	(547)
Inventories	(2,290)	(1,419)	(253)
Prepaid expenses and other current assets	(1,750)	(1,171)	(398)
Other assets	(1,668)	(121)	(40)
Accounts payable	(602)	5,514	(434)
Accrued and other liabilities	10,390	(2,603)	4,550
Deferred revenue	2,421	1,714	569
Net cash provided by operating activities	42,219	23,485	18,606
Cash flows from investing activities:
Purchases of property and equipment	(34,993)	(20,681)	(10,858)
Acquisition of business and intangible assets, net of cash acquired	(2,858)	—	239
Purchases of short term investments	(3,000)	—	—
Proceeds from sale of property and equipment	28	—	6
Net cash used in investing activities	(40,823)	(20,681)	(10,613)
Cash flows from financing activities:
Principal payments of capital lease obligations	(2,840)	(1,446)	(2,379)
Proceeds from IPO shares issued, net of issuance costs	—	78,468	—
Proceeds from term loan	—	—	2,571
Repayment of term loan	—	—	(2,571)
Principal payment of note payable obligation	—	—	(192)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	19,830
Proceeds from issuance of common stock upon exercise of stock options	4,975	83	134
Repurchases of common stock	—	(11)	(14)
Net cash provided by financing activities	2,135	77,094	17,379
Net increase in cash and cash equivalents	3,531	79,898	25,372
Cash and cash equivalents, beginning of period	119,051	39,153	13,781
Cash and cash equivalents, end of period	$122,582	$119,051	$39,153

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$198	$205	$410
Cash paid during the period for income taxes	812	—	70
Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment acquired under capital lease obligations and notes payable	—	—	3,516
Net non-cash assets acquired upon acquisition	—	—	551
Vested shares issued upon acquisition	—	—	656
Restricted shares issued upon acquisition	—	—	724
Reclassification of preferred stock warrants to liability	—	—	1,514
Deferred stock-based compensation, net of cancellations	—	—	1,225
Deferred stock-based compensation in connection with option modifications	—	—	1,100
Tax benefit of stock options recorded in additional paid-in capital	27	—	365
Conversion of preferred stock	—	89,795	—
Conversion of preferred stock warrant liability into APIC	—	1,381	—
Preferred stock warrants exercised on net basis	—	143	—
The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The wholly owned subsidiary was dissolved in 2006 and was merged into the Company. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include intangible assets valuation and useful lives, excess and obsolete inventories, deferred tax valuation allowance, legal contingencies, and the valuation of equity instruments among others. Actual results could differ from these estimates.

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments purchased with original maturities (at the date of purchase) of three months or less to be cash equivalents. Management determines the appropriate classification of cash equivalents at the time of purchase and reevaluates such designations at each balance sheet date.  Cash equivalents consist principally of money market funds and commercial paper. Short term investments consist entirely of U.S. government agency securities.

At December 31, 2007, all investments are classified as “available-for-sale.”  In accordance with Statement of Financial Accounting Standards No 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax reported in a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are reported in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included as a component of other income (expense), net.  The contractual maturities for all of the Company’s available for sale securities are less than one year.

See Note 11 for a discussion of the Company’s investment in auction rate securities subsequent to December 31, 2007.

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of their short-term maturities. Based on borrowing rates available to the Company for loans with similar terms, the carrying value of capital lease obligations, approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short term investments, and accounts receivable. Most of the Company’s cash and cash equivalents as of December 31, 2007, were deposited with financial institutions in the United States and Company policy restricts the amount of credit exposure to any one issuer and to any one type of investment. Deposits held with financial institutions may exceed federally insured limits.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of our products in retail stores, and click-through referral fees.  Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.   Excluding amounts due from credit cards, as of December 31, 2007, two customers accounted for 43% and 11% of the Company’s net accounts receivable. And as of December 31, 2006, one customer accounted for 14% of the Company’s net accounts receivable.

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

Property and Equipment

Property and equipment, including equipment under capital leases, are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, generally three to five years. Amortization of equipment acquired under capital lease obligations is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, generally three to four years. Leasehold improvements are amortized over their estimated useful lives, or the lease term if shorter, generally three to seven years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the life of the asset are charged to expense as incurred.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Website Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Web Site Development Costs. Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred.

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

Goodwill and Intangible Assets

The Company accounts for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

Intangible assets from acquisitions are amortized on a straight-line basis over the estimated useful lives which range from one to five years.

Preferred Stock Warrants

Warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). Under SFAS No. 150, warrants that were related to the Company’s redeemable convertible preferred stock were recorded as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Subsequent to the Company’s IPO and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to exercise the redeemable convertible preferred stock converted into common stock warrants; accordingly, the liability related to the redeemable convertible preferred stock warrants was transferred to common stock and additional paid-in-capital and the common stock warrants are no longer subject to re-measurement.

Revenue Recognition

The Company generally recognizes revenue from product sales, net of applicable sales tax upon shipment when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders or until the prepaid period expires.  Shipping charged to customers is recognized as revenue at the time of shipment.

The Company provides its customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. The Company maintains an allowance for estimated future returns based on historical data. The provision for estimated returns is included in deferred revenue.

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

Revenue from referral fees for click-throughs is recognized in the period that the click-through impression is delivered.

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place.  Total direct mail costs capitalized as of December 31, 2007 and December 31, 2006 was $355,000 and $0.  Total advertising  costs are included in selling and marketing expenses and totaled approximately $10,800,000, $5,710,000 and $4,878,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of the date of adoption of FIN 48 or at December 31, 2007.

Net Income Per Share

Basic net income per share attributed to common shares is computed by dividing the net income attributable to common shares for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company. Net income available to common stockholders is calculated using the two class method as the net income less preferred stock dividends for the period and amounts allocated to preferred stock to reflect the rights of the preferred stock to receive dividends in preference to common stock.

Diluted net income per share attributed to common shares is computed by dividing the net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock, common stock subject to repurchase rights, and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of preferred stock.

	Year Ended December 31,
	2007	2006	2005
Historical net income per share:	In thousands, except per share amounts
Numerator
Net income before cumulative effect of change in accounting principle	$10,095	$5,798	$28,490
Cumulative effect of change in accounting principle	—	—	442
Net income	10,095	5,798	28,932
Income allocable to preferred stockholders	—	—	(24,212)
Net income allocable to common stockholders	$10,095	$5,798	$4,720
Denominator
Weighted-average common shares outstanding	24,309	8,729	3,619
Less: Weighted-average unvested common shares subject to repurchase	(14)	(107)	(364)
Denominator for basic net income per share	24,295	8,622	3,255
Dilutive effect of stock options and shares subject to repurchase	1,978	1,709	1,307
Dilutive effect of outstanding preferred stock warrants	—	—	47
Denominator for diluted net income per share	26,273	10,331	4,609
Net income per share — basic and diluted
Before cumulative effect of change in accounting principle	$0.42	$0.67	$1.31
Cumulative effect of change in accounting principle	—	—	0.14
Net income per share — basic	$0.42	$0.67	$1.45
Net income per share — diluted	$0.38	$0.56	$1.02

The following weighted-average outstanding options and convertible preferred stock were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2007	2006	2005
	In thousands
Options to purchase common stock	385	1,367	153
Convertible preferred stock (as converted basis)	—	10,509	12,633

Comprehensive Income (Loss)

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

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Unrealized income (loss) in investments, net of tax of $13 and $19	$23	$(35)	$—
Net income	10,095	5,798	28,932
Total comprehensive income	$10,118	$5,763	$28,932

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within such years. The Company does not expect the adoption of FAS 157 will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 was effective for the Company on January 1, 2008. The Company does not expect the adoption of FAS 159 will have a material effect on its financial position and results of operations.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

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

The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of July 1, 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net income by $442,000, or $0.14 per share. There was $464,000 of additional expense recorded in other income (expense), net to reflect the increase in fair value between July 1, 2005 and December 31, 2005. In the year ended December 31, 2006, the Company recorded $153,000 of additional income reflected as other income (expense), net to reflect the decrease in fair value of the warrants. There were no amounts recorded in 2007.

Note 4 — Balance Sheet Components

Cash, Cash Equivalents, and Short Term Investments

The components of the Company’s cash, cash equivalents, and short term investments, including the unrealized gains (losses) associated with each are as follows:

	December 31, 2007			December 31, 2006
	Book Value	Gross Unrealized Gains/(Losses)	Fair Value	Book Value	Gross Unrealized Gains/(Losses)	Fair Value
	In thousands			In thousands
Cash	$15,955	$-	$15,955	$9,154	$-	$9,154
Cash Equivalents
Money Market Funds	22,363	-	22,363	17,829	-	17,829
Commercial Paper	84,284	(20)	84,264	92,123	(54)	92,068
Total Cash Equivalents	106,647	(20)	106,627	109,952	(54)	109,897
US Government Agency Securities	3,000	2	3,002	-	-	-
Total Cash, Cash Equivalents, and Short Term Investments	$125,602	$(18)	$125,584	$119,106	$(54)	$119,051

The contractual maturities for all of the Company’s available for sale securities are less than one year (See subsequent event Note 11.)

Property and Equipment

	December 31,
	2007	2006
	In thousands
Computer and other equipment	$66,663	$41,880
Software	12,745	8,791
Leasehold improvements	7,952	4,903
Furniture and fixtures	2,282	1,348
	89,642	56,922
Less: Accumulated depreciation and amortization	(41,226)	(26,003)
Net property and equipment	$48,416	$30,919

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment includes $5,121,000 and $6,502,000 of equipment and software under capital leases at December 31, 2007 and 2006, respectively. Accumulated depreciation of assets under capital leases totaled $3,798,000 and $3,820,000 at December 31, 2007 and 2006, respectively.

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $17,384,000, $10,525,000 and $6,246,000, respectively.

The Company has capitalized website development costs incurred in the application development phase and unamortized cost is included in property and equipment and totaled approximately $3,619,000 and $2,582,000 at December 31, 2007 and 2006, respectively. These amounts included $111,000 and $0 of stock based compensation expense.  Amortization of capitalized costs totaled approximately $1,467,000, $993,000, and $404,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Intangible Assets

Intangible assets are composed of the following at December 31:
	Weighted Average	December 31,
	Useful Life	2007	2006
		In thousands
Purchased technology	12 Years	$3,350	$2,030
Less: accumulated amortization		(905)	(634)
		2,445	1,396

Customer relationships	3 Years	990	—
Less: accumulated amortization		(110)	---
		880	---

Licenses and other	3 Years	186	—
Less: accumulated amortization		(31)	---
		155	---

Acquired workforce	1 Year	279	279
Less: accumulated amortization		(279)	(279)

Total		$3,480	$1,396

Purchased technology is amortized over a period ranging from 5 to 16 years.  Licenses and other is amortized over a period ranging from three to five years.

In August 2007, the Company entered into an agreement with a competitor to acquire the customer list of that competitor without restriction of use. The acquisition amount totaled $990,000 and was paid in September 2007.  The Company recorded this payment as an intangible asset, and is being amortized ratably over its estimated life through August 2010.  The Company recorded amortization expense of $110,000 in 2007.

Intangible asset amortization expense for the years ended December 31, 2007, 2006 and 2005 was $412,000, $222,000 and $276,000 respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2008	$783
2009	783
2010	643
2011	395
2012	251
Thereafter	625
$3,480

Accrued Liabilities
	December 31,
	2007	2006
	In thousands
Accrued marketing expenses	$4,101	$1,822
Accrued compensation	3,053	1,201
Accrued purchases	1,414	483
Accrued income and sales taxes	3,682	1,235
Accrued consultant expenses	1,516	884
Accrued production facility expenses	3,283	1,784
Accrued other	1,675	1,399
	$18,724	$8,808

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisitions

Make It About Me
On June 14, 2007, the Company acquired CustomAbility, LLC, a publishing company that produces customized children’s books under the brand name Make It About Me (“MIAM”). This acquisition augmented the Company’s personal publishing platform. The transaction was accounted for as a purchase business combination.

The total purchase price of $1,632,000 consisted of $1,600,000 in cash consideration and approximately $32,000 in transaction fees. The initial purchase price was allocated to the assets and liabilities acquired based on their fair value, with the majority of the cost being allocated to purchased technology of $1,320,000 and licensed content of $150,000.  The identifiable intangible assets have useful lives not exceeding five years, and a weighted average life of 4.8 years. No amount was allocated to in-process research and development and $179,000 was initially allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and for tax purposes, will be amortized over 15 years.

In addition to the initial cash consideration, the sellers of MIAM can earn additional consideration totaling $200,000 and $400,000 if certain contingencies are met. If these contingencies are met, these earn-out payments will be recorded as additional goodwill.  The first contingency was met as of November 2007, increasing goodwill by $200,000.  This amount was subsequently paid in January 2008.

Prior to the acquisition, the Company was as a reseller of MIAM’s publishing products. As a part of this transaction, the existing fulfillment agreement between the two parties was cancelled. No gain or loss resulted from the settlement of this pre-existing relationship.

Memory Matrix
On June 1, 2005, the Company acquired 100% of Memory Matrix, Inc., (“Memory Matrix”) a Nevada corporation, in exchange for 109,302 shares of common stock. The acquisition was effected using a “reverse triangular” merger in which a wholly owned Shutterfly subsidiary was merged with and into Memory Matrix, resulting in Memory Matrix becoming a wholly owned subsidiary of Shutterfly. Memory Matrix was considered to be a “developmental stage” enterprise and did not meet the definition of a “business” under SFAS No. 141, Business Combinations, for business combination purposes. In accordance with SFAS No. 141, the acquisition of Memory Matrix was accounted for as an acquisition of assets.

As additional consideration for the acquisition, the Company also issued 120,698 shares of common stock to the employees of Memory Matrix, subject to vesting and repurchase rights over a period of 18 months, in exchange for unvested Memory Matrix restricted shares held by such employees prior to the merger. $671,000 of deferred stock-based compensation was recorded based on the intrinsic value of the shares at the time of the acquisition. The Company recognized $0 and $94,000 of stock-based compensation expense for the year ended December 31, 2007 and 2006, respectively, relating to the vesting of the restricted shares.

The total purchase price was $690,000, based on an estimated per share fair value of $6.00 on the date of the transaction, and was allocated to various tangible and intangible assets including:  acquired workforce of $279,000 and purchased technology of $564,000.

These were offset by other net liabilities of $153,000 which consisted primarily of a deferred tax liability of $336,000, other assumed liabilities of $100,000, and cash and other assets of $283,000. In addition, the Company recorded a deferred tax asset on the date of acquisition of $201,000, which was offset in full by a valuation allowance. In the fourth quarter of 2005, the valuation allowance was released, which reduced non-current intangibles accordingly.

The acquired workforce intangible asset was amortized on a straight-line basis over one year. The net core technology asset is amortized on a straight-line basis over the asset’s life, which is estimated as three years.

Note 6 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than November 2014. Rent expense was $1,925,000, $1,295,000 and $1,181,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company leases certain equipment, software and colocation services under non-cancelable capital leases, operating leases or long-term agreements that expire at various dates through the year 2011. The leased equipment is subject to a security interest. The total outstanding obligation under capital leases at December 31, 2007 and 2006 was $915,000 and $3,703,000, respectively.

At December 31, 2007, the total future minimum payments under non-cancelable scheduled rentals are as follows:

	Operating Leases	Capital Leases
Year Ending:	In thousands
2008	$2,548	$864
2009	2,508	93
2010	1,537	12
2011	721	6
2012	742	—
Thereafter	1,335	—
Total minimum lease payments	$9,391	$975
Less: amount representing interest		(60)
Present value of future minimum lease payments		915
Less: current portion		(808)
Non-current portion of capital lease obligations		$107

Purchase obligations consist of non-cancelable marketing agreements, co-location services and printing equipment rental. As of December 31, 2007, the Company’s purchase obligations totaled $2,821,000.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

On August 29, 2006, our former Chief Financial Officer, Virender Ahluwalia, sued the Company in San Mateo County Superior Court alleging causes of action for reformation of contract, breach of contract and breach of fiduciary duty. The plaintiff claimed that he was entitled to exercise stock options for an additional 15,535 shares of the Company’s common stock because his vesting schedule should have been deemed to have started one year earlier than the date stated in the Company’s corporate records. In addition, the plaintiff claimed that the Company initially did not advise him that withholding taxes were due at the time of exercise of his nonqualified stock options to purchase 292,674 shares of common stock in 2005, but that the Company later modified that tax advice, extended his option exercise date, and required that he make provision for the applicable withholding taxes at the time of exercise of such options. The plaintiff claimed he was damaged by having to immediately sell a portion of those shares upon his exercise in order to raise the funds necessary to pay applicable withholding taxes. He also claimed that the calculation of the fair market value of the shares for the purpose of calculating his tax liability was improper. The plaintiff was seeking compensatory and punitive damages. The case was stayed and sent to binding arbitration, and following a hearing on the legal issues and an evidentiary hearing, the Arbitrator issued a Final Award on November 16, 2007 finding the Company not liable and dismissed all claims brought by Mr. Ahluwalia.

On or about June 18, 2007, Fotomedia Technologies, LLC filed suit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Fotomedia Complaint sought unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  In lieu of answering the Fotomedia Complaint, the Company moved to dismiss it under Rule 12 of the Federal Rules of Civil Procedure, by joining in a motion to the same effect filed by co-defendant Photobucket.com, Inc.  While the motion was pending and not yet decided, on or about November 6, 2007, Fotomedia filed an Amended Complaint.  The Amended Complaint likewise alleges infringement of the same three patents and seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  However, the amended complaint dropped the allegations of willful infringement against the Company in connection with one of the patents-at-issue.  Defendants moved to dismiss the Amended Complaint as well.  The motion at this time is fully briefed but has not yet been ruled upon.  As such, the Company has not yet been required to file an answer or other responsive pleading.  On January 8, 2008, the court held a status conference and set May 28, 2009, as the date for the claims construction hearing, and set November 2, 2009 as the date for trial.  Subsequently, the parties agreed upon and submitted orders that establish a case schedule, which the court entered on February 29, 2008.  At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the Eastern District of Texas against the Company and other companies, alleging patent infringement.  The Parallel Networks Complaint seeks damages of an unspecified amount, attorneys’ fees, and an injunction against all parties.  The Company has not yet answered or otherwise responded to the complaint At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. At December 31, 2007, in the opinion of management, there are no other matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 7 — Common Stock

In October 2006, the Company completed its IPO of common stock in which it sold and issued 5,800,000 shares of common stock, at an issue price of $15.00 per share. As a result of the IPO, a total of $87.0 million in gross proceeds was raised, with net proceeds to the Company of $78.5 million after deducting underwriting fees and commissions of $6.1 million and other offering costs of $2.4 million.

Upon the closing of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding automatically converted into 13,862,773 shares of common stock.

Warrants for Common Stock

During 2007, two warrant holders exercised their warrants for an aggregate of 27,299 shares of common stock.  The transactions were effected through a net-exercise, and as a result, no cash proceeds were received by the Company.  As of December 31, 2007, there were no remaining warrants outstanding.

Upon the effective date of the IPO, warrants to purchase 40,816 shares of redeemable convertible preferred stock converted into warrants to purchase 40,816 shares of common stock, and warrants to purchase 40,816 shares of redeemable convertible preferred stock expired.

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

Options issued under the 2006 Plan are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board. Prior to the Company’s IPO, the Board determined the fair value of common stock in good faith based on the best information available to the Board and Company’s management at the time of the grant. Following the IPO, the fair value of the Company’s common stock is determined by the last sale price of such stock on the Nasdaq Global Market. Options issued under the 2006 Plan typically vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years. Option holders under the 2006 Plan are allowed to exercise options prior to vesting.

At the time of adoption of the 2006 Plan, there were 1,358,352 shares of common stock authorized for issuance under the 2006 Plan, plus 92,999 shares of common stock from the 1999 Plan that were unissued. The 2006 Plan provides for automatic replenishments on January 1 of 2008, 2009, and 2010, of the lesser of a) 4.62% of stock options issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inducement Options

    During 2007, the Company offered employment inducement stock option grant awards to three executives.  These inducement grants were approved by the Company’s Board of Directors and were not issued under a shareholder approved plan.  A total of 380,000 NSOs were granted.  These options have a 10 year term, and vest over a four year period from the initial date of hire of each of the executives.

Stock Option Activity

A summary of the status of the Company’s stock option plans at December 31, 2007 and changes during the periods then ended is presented in the table below (share numbers and aggregate intrinsic value in thousands):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2004	510	1,336	0.40
Additional authorized	2,720	—	—
Granted	(2,372)	2,372	5.12
Exercised	—	(315)	0.35
Forfeited, cancelled or expired	501	(375)	2.89
Balances, December 31, 2005	1,359	3,018	3.91
Additional authorized	2,055	—	—
Granted	(2,269)	2,269	11.11
Exercised	—	(52)	1.61
Forfeited, cancelled or expired	233	(201)	6.10
Balances, December 31, 2006	1,378	5,034	7.28
Additional authorized (inducement grants)	380	—	—
Granted	(2,217)	2,217	22.17
Exercised	—	(1,049)	4.75
Forfeited, cancelled or expired	560	(560)	9.36
Balances, December 31, 2007	101	5,642	$13.39	8.1	$71,253
Options vested and expected to vest at December 31, 2007		5,165	$12.92	8.0	$67,468
Options vested at December 31, 2007		1,917	$7.05	6.9	$35,610

As of December 31, 2006 and 2005, there were 1,485,000 and 489,000 options vested, respectively.

During the 12 months ended December 31, 2007, the Company granted stock options to purchase an aggregate of 2,216,694 shares of common stock with a weighted average grant-date fair value of $9.33 per share.

Options granted in 2006 are grouped as follows:

	Options Granted	Weighted Average Fair Value	Weighted Average Exercise Price
Options with exercise price less than reassessed market price on the grant date	255	$4.43	$10.00
Options with exercise price equal to reassessed market price on the grant date	2,014	$5.06	$11.25
Total	2,269	$4.99	$11.11

The total fair value of options that vested during the 12 months ended December 31, 2007 was $5,250,000.  The total intrinsic value of options exercised during the twelve months ended December 31, 2007, 2006, and 2005 was $18,136,000, $531,000 and $3,274,000 respectively. Net cash proceeds from the exercise of stock options were $4,975,000 for the twelve months ended December 31, 2007.  As permitted by SFAS 123R, the Company has deferred the recognition of its excess tax benefit from stock option exercises of approximately $5.3 million until it is actually realized.  During 2007, the Company recognized $27,000 of non-qualified tax benefit in state tax jurisdictions where the Company did not have any net operating loss carry forwards.

Early Exercise of Employee Options

Stock options granted under the 1999 Plan provides employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 5,000, 31,000 and 138,000 at December 31, 2007, 2006 and 2005, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be outstanding until those shares vest. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. As of December 31, 2007, 2006 and 2005, cash received for early exercise of options of $0, $9,000 and $38,000, was included in refundable deposits, respectively. Amounts so recorded are transferred into common stock and additional paid-in capital as the shares vest.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation Associated with Awards to Employees

All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Board determined these fair market values in good faith based on the best information available to the Board and Company’s management at the time of the grant. Although the Company believes these determinations accurately reflect the historical value of the Company’s common stock, management has retroactively revised the valuation of its common stock for the purpose of calculating stock-based compensation expense. Accordingly, in the periods ending December 31, 2004 and 2005 for such stock and options issued to employees, the Company has recorded deferred stock-based compensation of $2,299,000 and $1,225,000 respectively, net of cancellations, of which the Company amortized $1,000, $565,000 and $1,547,000 of stock-based compensation in the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the Company had deferred stock-based compensation under APB 25, as shown in the consolidated statement of redeemable convertible preferred stock and stockholders’ equity of $28,000, which is expected to be fully amortized in 2008.

On July 28, 2004, the Company entered into a transition agreement with one of its executive officers whereby vesting of previously granted options was accelerated resulting in a new measurement date at the date of modification. This executive officer resigned effective January 31, 2005. A total of 316,000 shares would have been forfeited under the original option terms resulting in total compensation expense of $1,145,000. The total compensation expense was measured in accordance with guidance provided by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (“FIN 44”), as the intrinsic value of the modified award at the date of modification in excess of the amount measured at the original measurement date. A total of $164,000 and $981,000 was recognized in the years ended December 31, 2005 and 2004, respectively.

On August 13, 2004 the Company entered into a transition agreement with one of its executive officers. Upon termination, the agreement provided for acceleration of 25% of the officer’s unvested options. The agreement also provided for an extension of the time to exercise any vested options, from 90 days to 270 days from the date of the officer’s termination. In February 2005, this executive officer resigned and 17,000 shares that would have been forfeited under the original option terms were accelerated, resulting in total stock-based compensation expense of $65,000. In November 2005, this executive officer exercised options for 293,000 shares. As expense recognition for the additional 276,000 shares was contingent on whether this executive officer took the benefit of the vesting extension, additional stock-based compensation expense was not recognized until the November exercise when $1,035,000 was recorded. Stock-based compensation expense for the February and November 2005 charges was measured in accordance with guidance provided by FIN 44 as the intrinsic value of the modified award at the date of modification in excess of the amount measured at the original measurement date.

Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the twelve months ended December 31, 2007 and December 31, 2006 were as follows

	Year Ended December 31, 2007	Year Ended December 31, 2006
Dividend yield	—	—
Annual risk free rate of return	4.1%	5.0%
Expected volatility	45.0%	45.8%
Expected term (years)	4.4	4.6

Employee stock-based compensation expense recognized during the periods ended December 31, 2007 and December 31, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income for the twelve months ended December 31, 2006, was lower by $1,950,000 net of tax effect, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the twelve months ended December 31, 2006 would have been higher by $0.23 if the Company had not adopted SFAS No. 123R.  At December 31, 2007, the Company had $21,618,000 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately three years.  In accordance with SFAS No. 123R, unamortized compensation expense on stock option grants after January 1, 2006 is not included in deferred stock-based compensation on the equity statement. The balance in deferred stock-based compensation as of December 31, 2007 is $28,000, which is comprised primarily of employee stock option grants prior to January 1, 2006.

In 2006, based on a reassessment of the value of its common stock during 2005, the Company offered to the employees who were granted options from January 2005 to October 2005 the ability to amend the terms of their options to increase the exercise prices in order to help them avoid potential adverse personal income tax consequences. On June 29, 2006 and December 22, 2006, options to purchase 1,789,217 and 3,480 shares, respectively, of the Company’s common stock that had been granted at exercise prices ranging from $5.00 to $5.50 per share were amended to exercise prices between $5.50 and $6.56 per share. No other terms of the option grants were modified. The transactions were deemed to be modifications under SFAS No. 123R; deferred stock-based compensation computed under APB 25 was reduced by $526,000 which will be amortized under SFAS No. 123R, and there was no incremental stock-based compensation expenses from the amendments.

Note 8 — Income Taxes

The components of the provision for income taxes is as follows (in thousands):

	December 31,
	2007	2006	2005
Federal:
Current	$206	$610	$(187)
Deferred	5,146	2,809	(20,230)
	$5,352	$3,419	$(20,417)
State:
Current	$216	$133	$(40)
Deferred	734	390	(3,603)
	$950	$523	$(3,643)
Total income tax expense (benefit):
Current	$422	$743	$(227)
Deferred	5,880	3,199	(23,833)
	$6,302	$3,942	$(24,060)

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s actual tax expense (benefit) differed from the statutory federal income tax rate of 34.0%, as follows:

	December 31,
	2007	2006	2005
Income tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes	4.5%	5.8%	5.8%
Stock-based compensation	2.0%	4.3%	10.7%
Non-qualified deductions	—	—	(13.1)%
Change in valuation allowance	—	—	(527.7)%
Other	(2.1)%	(3.7)%	(3.5)%
	38.4%	40.4%	(493.8)%

At December 31, 2007, the Company had approximately $31.0 million and $32.0 million of federal and state net operating loss carryforwards, respectively, to reduce future regular taxable income. These carryforwards will expire beginning in the year 2020 through 2022 for federal and 2011 through 2012 for state purposes, if not utilized.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards.

The Company also had federal and state research and development credit carryforwards of approximately $1.0 million and $1.0 million for federal and state income tax purposes, respectively, at December 31, 2007. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, and indefinitely for California tax purposes.

The components of the net deferred tax assets as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$7,481	$17,028
Reserves and other tax benefits	3,485	2,111
Tax credits	2,715	1,800
Depreciation and amortization	1,196	32
Other	94	19
Deferred tax assets	14,971	20,990
Deferred tax liabilities:
Other deferred tax liabilities	—	(107)
Deferred tax liabilities	—	(107)
Valuation allowance	—	—
Net deferred tax assets	$14,971	$20,883

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

Subsequent to adoption and during the twelve-month period ended December 31, 2007, the Company revised its reserve estimate related to research and development tax credits as a result of the conclusion of an audit by the California Franchise Tax Board for the September 30, 2004 tax year. This change in estimate resulted in a decrease in unrecognized tax benefits from $1,200,000 to $497,000. The amount of unrecognized tax benefits that, if recognized, would decrease the Company’s provision of income taxes and increase net income is $448,000, net of the federal benefit for state taxes. As of December 31, 2007, the Company booked an additional $259,000 for unrecognized tax benefits for fiscal 2007.  A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the 12-month period ended December 31, 2007 is as follows (in thousands):

Balance of unrecognized tax benefits at January 1, 2007	$1,200
Additions for tax positions of prior years	—
Additions for tax positions related to 2007	259
Reductions for tax positions of prior years	(607)
Settlement of franchise tax audit	(96)
Lapses in statutes of limitations	—
Balance of unrecognized tax benefits at December 31, 2007	$756

The company does not expect the balance of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

Our fiscal year end for federal and state tax purposes was September 30. During the period ended June 30, 2007, the taxing authorities granted our request to change our fiscal year end for tax purposes to December 31. In September 2007, we filed a short period income tax return for federal and state purposes covering October 1, 2006 through December 31, 2006. This filing did not have a material impact on our income tax provision.  As of December 31, 2007, the Company is subject to taxation in the United States, California, North Carolina, New Jersey, New York, and Arizona. The Company is subject to examination for tax years including and after 2003 for the United States, 2004 for California, and 2007 for the remaining jurisdictions.

Note 9 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2007 and 2005, there were no discretionary contributions. In 2006, the Company made a discretionary contribution of $63,000.

Note 10 — Related Party Transactions

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Subsequent Events

Nexo Acquisition:  On January 4, 2008, the Company completed its acquisition of Nexo Systems for $10.0 million in cash and $4.0 million in restricted stock.  In addition, the two founders of Nexo joined the Company as vice presidents.  The acquisition was accounted for as a purchase business combination, and the restricted stock will be recorded as compensation expense over the vesting term of approximately two years.

Intellectual Property License Agreement:  On February 8, 2008, the Company entered into a license arrangement of certain of its patented technology to a third party.  Under the terms of the license, the third party will pay the license fee in annual installments through March 2010, each of which will be recorded as a reduction of operating expense in the period that the license installment is received.

Auction Rate Securities:  At February 29, 2008, $52.3 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

As a result of the current negative liquidity conditions in the global credit markets, in February 2008, auctions for $42.3 million of original par value of our auction-rate securities failed, rendering these securities temporarily illiquid through the normal auction process. At the time of our initial investment and through the date of this Report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 95% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  Since we cannot predict when future auctions related to $52.3 million of our auction-rate securities will be successful, it may become necessary to classify this amount as long-term marketable securities in our consolidated balance sheet in future periods. In addition, if the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could materially affect our results of operations and our financial condition.

To access these funds in future periods, it may be necessary to attempt to sell these securities at an amount below our original purchase value.  However, based on our ability to access our cash and cash equivalents and our other liquid investments, totaling $53.7 million at February 29, 2008, and our expected operating cash flows, we believe that we currently have adequate working capital resources to fund our operations.

Note 12 — Quarterly Financial Data (Unaudited, in thousands)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$26,705	$29,877	$32,602	$97,543
Gross Profit	13,671	15,045	15,362	58,538
Net income (loss)	$(1,060)	$(2,439)	$(3,314)	$16,909

Net income (loss) per common share:
Basic	$(0.04)	$(0.10)	$(0.14)	$0.68
Diluted	$(0.04)	$(0.10)	$(0.14)	$0.63

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$16,883	$19,637	$21,155	$65,678
Gross Profit	8,134	9,881	10,289	39,558
Net income (loss)	$(1,565)	$(2,093)	$(2,747)	$12,203
Net income (loss) allocable to common shareholders	$(1,565)	$(2,093)	$(2,747)	$12,203

Net income (loss) per common share:
Basic	$(0.41)	$(0.54)	$(0.70)	$0.53
Diluted	$(0.41)	$(0.54)	$(0.70)	$0.50

Schedule II
Valuation and Qualifying Accounts

	Balance at	Additions					Balance at
	Beginning	Charged to Costs	Charged to Other				End of
	of Period	and Expenses	Accounts		Deductions		Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2005	$—	$37	$—		$(16)		$21
Year ended December 31, 2006	$21	—	—		(21)		—
Year ended December 31, 2007	—	—	—		—		—
Deferred tax valuation allowance
Year ended December 31, 2005	$25,008	$—	$(230	)(1)	$(24,778	)(2)	$—
Year ended December 31, 2006	—	—	—		—		—
Year ended December 31, 2007	—	—	—		—		—
__________

(1)	Reflects amounts related to items with no income statement effect.

(2)	Decrease in the Valuation allowance is due to the reversal of the valuation allowance in the fourth quarter of 2005.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of December 31, 2007.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specific in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that also audited our financial statements included in this Annual Report on Form 10-K, audited the effectiveness of internal control over financial reporting as of December 31, 2007, and issued their related attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the Company’s Chief Financial Officer. This code of ethics, titled the “Code of Ethics for Chief Executive Officer and Senior Financial Department Personnel,” can be found on our website at www.shutterfly.com.  We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item is incorporated by reference to information set forth in the Proxy Statement, in the section entitled “Information Regarding the Board of Directors and its Committees.”

The information concerning the audit committee of the Board of Directors and the audit committee financial experts required by this Item is incorporated by reference to information set forth in the Proxy Statement, in the section entitled “Information Regarding the Board of Directors and its Committees.”

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item with respect to executive compensation and the compensation committee of the Board of Directors is incorporated by reference to information set forth in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS.

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

2. Financial Statement Schedules.  The Valuation and Qualifying Accounts schedule is incorporated by reference to Part II, Item 8 of this annual report.

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Registrant’s Restated Bylaws.	S-1	333-135426	June 29, 2006	3.05
4.01	Form of Registrant’s common stock certificate.	S-1	333-135426	June 29, 2006	4.01
4.02	Fifth Amended and Restated Investors’ Rights Agreement, dated as of November 11, 2005, by and among the Registrant and certain investors of Registrant.	S-1	333-135426	June 29, 2006	4.02
10.01	Form of Indemnity Agreement.	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*	S-1/A	333-135426	June 29, 2006	10.03
10.04	Lease Agreement, as amended, dated July 5, 1999, by and between the Registrant and Westport Joint Venture, as amended to date.	S-1	333-135426	June 29, 2006	10.04
10.05	Agreement of Lease, dated as of August 1, 2005, by and between the Registrant and DCT-CA 2004 RN Portfolio L, LP, as amended to date	S-1	333-135426	June 29, 2006	10.05
10.06	Lease, dated as of March 7, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.06
10.07	Lease, dated as of April 6, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date	S-1	333-135426	June 29, 2006	10.07
10.08	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.09	Offer letter dated June 23, 2004 for Stephen E. Recht.*	S-1	333-135426	June 29, 2006	10.09
10.10	Offer letter dated July 22, 2001 for Jeannine M. Smith Thomas.*	S-1	333-135426	June 29, 2006	10.10
10.11	Offer letter dated July 12, 2001 for Andrew F. Young.*	S-1	333-135426	June 29, 2006	10.11
10.12	Offer letter dated March 25, 2005 for Douglas J. Galen.*	S-1	333-135426	June 29, 2006	10.12
10.13	Offer letter dated April 3, 2006 for Stanford S. Au.*	S-1	333-135426	June 29, 2006	10.13
10.14	Supply agreement, dated as of September 15, 2005, by and between Registrant and Fuji Photo Film U.S.A., Inc.**	S-1	333-135426	June 29, 2006	10.14
10.15	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.16	Confidential Separation Agreement and General Release of Claims, dated January 23, 2007, by and between the Registrant and Jeannine M. Smith Thomas.*	10-K	001-33031	March 20, 2007	10.16
10.17	Confidential Separation Agreement and General Release of Claims, dated January 19, 2007, by and between the Registrant and Andrew F. Young.*	10-K	001-33031	March 20, 2007	10.17
10.18	Supply Agreement, dated as of April 20, 2007, by and between the Registrant and FujiFilm U.S.A., Inc. **	10-Q	001-33031	August 1, 2007	10.18
10.19	Offer Letter dated May 17, 2007 for Kathryn E. Olson.*					X
10.20	Offer letter dated November 27, 2007 for Mark J. Rubash. *					X
10.21	Confidential Separation Agreement and General Release of Claims, dated December 10, 2007, by and between the Registrant and Stephen E. Recht.*					X
10.22	Lease Agreement, as amended, dated as of December 22, 2006, by and between the Registrant and 3915 Shopton Road, LLC, as amended to date.					X
10.23	First Amendment to Lease (Expansion), dated as of April 30, 2007, by and between the Registrant and Westport Office Park, LLC, as amended to date.					X
21.01	Subsidiaries of the Registrant					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney. (See page 79 of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

*	Represents a management contract or compensatory plan.

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

SHUTTERFLY, INC.
(Registrant)

By:	/s/ Mark J. Rubash
Mark J. Rubash
Sr. Vice President and Chief Financial Officer

Dated: March 10, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey T. Housenbold and Mark J. Rubash, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008

/s/ Mark J. Rubash Mark J. Rubash	Sr. Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2008

/s/ Philip A. Marineau Philip A. Marineau	Chairman of the Board of Directors	March 10, 2008

/s/ Patricia A. House Patricia A. House	Director	March 10, 2008

/s/ Eric J. Keller Eric J. Keller	Director	March 10, 2008

/s/ Nancy J. Schoendorf Nancy J. Schoendorf	Director	March 10, 2008

/s/ James N. White James N. White	Director	March 10, 2008

/s/ Stephen J. Killeen Stephen J. Killeen	Director	March 10, 2008