Form 10-K/A
period 2007-12-31
SHUTTERFLY INC
filed 2008-03-11
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment #1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common stock, $0.0001 par value per share	25,350,504 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this reports, as specified in the responses to the item numbers involved:

NONE

ITEM AMENDED

This Amendment No. 1 on Form 10-K/A is being filed to include the conformed signatures of PricewaterhouseCoopers on their Consent of Independent Registered Public Accounting Firm dated March 6, 2008.  The conformed signature was inadvertently omitted from the Annual Report on Form 10-K as filed on March 10, 2008 for the year ended December 31, 2007.  This Amendment No. 1 on Form 10-K/A is filed solely to correct this typographical error.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this annual report:

1. Financial Statements.  The consolidated financial statements of Shutterfly, Inc. are incorporated by reference to Part II, Item 8 of the annual report.

2. Financial Statement Schedules.  The Valuation and Qualifying Accounts schedule is incorporated by reference to Part II, Item 8 of the annual report.

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Registrant’s Restated Bylaws.	S-1	333-135426	June 29, 2006	3.05
4.01	Form of Registrant’s common stock certificate.	S-1	333-135426	June 29, 2006	4.01
4.02	Fifth Amended and Restated Investors’ Rights Agreement, dated as of November 11, 2005, by and among the Registrant and certain investors of Registrant.	S-1	333-135426	June 29, 2006	4.02
10.01	Form of Indemnity Agreement.	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*	S-1/A	333-135426	June 29, 2006	10.03
10.04	Lease Agreement, as amended, dated July 5, 1999, by and between the Registrant and Westport Joint Venture, as amended to date.	S-1	333-135426	June 29, 2006	10.04
10.05	Agreement of Lease, dated as of August 1, 2005, by and between the Registrant and DCT-CA 2004 RN Portfolio L, LP, as amended to date	S-1	333-135426	June 29, 2006	10.05
10.06	Lease, dated as of March 7, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.06
10.07	Lease, dated as of April 6, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date	S-1	333-135426	June 29, 2006	10.07
10.08	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.09	Offer letter dated June 23, 2004 for Stephen E. Recht.*	S-1	333-135426	June 29, 2006	10.09
10.10	Offer letter dated July 22, 2001 for Jeannine M. Smith Thomas.*	S-1	333-135426	June 29, 2006	10.10
10.11	Offer letter dated July 12, 2001 for Andrew F. Young.*	S-1	333-135426	June 29, 2006	10.11
10.12	Offer letter dated March 25, 2005 for Douglas J. Galen.*	S-1	333-135426	June 29, 2006	10.12
10.13	Offer letter dated April 3, 2006 for Stanford S. Au.*	S-1	333-135426	June 29, 2006	10.13
10.14	Supply agreement, dated as of September 15, 2005, by and between Registrant and Fuji Photo Film U.S.A., Inc.**	S-1	333-135426	June 29, 2006	10.14
10.15	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.16	Confidential Separation Agreement and General Release of Claims, dated January 23, 2007, by and between the Registrant and Jeannine M. Smith Thomas.*	10-K	001-33031	March 20, 2007	10.16
10.17	Confidential Separation Agreement and General Release of Claims, dated January 19, 2007, by and between the Registrant and Andrew F. Young.*	10-K	001-33031	March 20, 2007	10.17
10.18	Supply Agreement, dated as of April 20, 2007, by and between the Registrant and FujiFilm U.S.A., Inc. **	10-Q	001-33031	August 1, 2007	10.18
10.19	Offer Letter dated May 17, 2007 for Kathryn E. Olson.*	10-K	001-33031	March 10, 2008	10.19
10.20	Offer letter dated November 27, 2007 for Mark J. Rubash. *	10-K	001-33031	March 10, 2008	10.20
10.21	Confidential Separation Agreement and General Release of Claims, dated December 10, 2007, by and between the Registrant and Stephen E. Recht.*	10-K	001-33031	March 10, 2008	10.21
10.22	Lease Agreement, as amended, dated as of December 22, 2006, by and between the Registrant and 3915 Shopton Road, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.22
10.23	First Amendment to Lease (Expansion), dated as of April 30, 2007, by and between the Registrant and Westport Office Park, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.23
21.01	Subsidiaries of the Registrant	10-K	001-33031	March 10, 2008	21.01
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney.	10-K	001-33031	March 10, 2008	24.01
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

*	Represents a management contract or compensatory plan.

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