Form 10-Q
period 2008-03-31
SHUTTERFLY INC
filed 2008-05-01
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(650) 610-5200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer  ☐                                                                     Accelerated Filer  ☒
Non-accelerated Filer  ☐                                                                       Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2008
Common stock, $0.0001 par value per share	25,029,856 shares

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
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$42,822	$122,582
Short-term investments	—	3,002
Accounts receivable, net	2,726	4,480
Inventories	4,016	4,788
Deferred tax asset, current portion	2,172	1,677
Prepaid expenses and other current assets	3,886	4,510
Total current assets	55,622	141,039
Long-term investments	49,777	—
Property and equipment, net	52,181	48,416
Goodwill and intangible assets, net	15,549	3,859
Deferred tax asset, net of current portion	14,627	13,294
Other assets	2,177	2,162
Total assets	$189,933	$208,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,264	$8,783
Accrued liabilities	8,033	18,724
Deferred revenue	8,560	8,699
Current portion of capital lease obligations	649	808
Total current liabilities	20,506	37,014
Other liabilities	1,208	1,083
Capital lease obligations, less current portion	65	107
Total liabilities	21,779	38,204
Commitments and contingencies (Note 6) Stockholders’ equity Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 25,008 and 24,805 shares issued and outstanding on March 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	193,644	190,849
Accumulated other comprehensive loss	(1,608)	(12)
Deferred stock-based compensation	—	(28)
Accumulated deficit	(23,884)	(20,245)
Total stockholders' equity	168,154	170,566
Total liabilities and stockholders' equity	$189,933	$208,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$34,338	$26,705
Cost of net revenues(1)	17,929	13,034
Gross profit	16,409	13,671
Operating expenses(1):
Technology and development	9,164	5,814
Sales and marketing	8,055	5,180
General and administrative	7,621	5,964
Total operating expenses	24,840	16,958
Loss from operations	(8,431)	(3,287)
Interest expense	(28)	(54)
Interest income	1,347	1,487
Loss before income taxes	(7,112)	(1,854)
Benefit from income taxes	3,473	794
Net loss	$(3,639)	$(1,060)

Net loss per share — basic and diluted	$(0.15)	$(0.04)
Weighted-average shares outstanding — basic and diluted	24,949	23,933

(1) Stock-based compensation is allocated as follows:
Cost of net revenues	$84	$38
Technology and development	391	264
Sales and marketing	411	175
General and administrative	932	385

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,639)	$(1,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,428	3,485
Amortization of intangible assets	457	32
Stock-based compensation, net of cancellations	1,818	862
Loss on disposal of property and equipment	(8)	—
Deferred income taxes	(2,981)	(723)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,754	1,025
Inventories	772	490
Prepaid expenses and other current assets	624	(106)
Other assets	(4)	17
Accounts payable	(5,519)	(6,475)
Accrued and other liabilities	(10,596)	(1,667)
Deferred revenue	(136)	(155)
Net cash used in operating activities	(12,030)	(4,275)
Cash flows from investing activities:
Purchases of property and equipment	(7,930)	(3,611)
Capitalization of software and website development costs	(848)	(638)
Acquisition of business and intangibles, net of cash acquired	(10,101)	—
Proceeds from sale of equipment	6	—
Proceeds from sale of short-term investments	3,002	—
Purchases of long-term investments	(52,250)	—
Net cash used in investing activities	(68,121)	(4,249)
Cash flows from financing activities:
Principal payments of capital lease obligations	(201)	(1,040)
Proceeds from issuance of common stock upon exercise of stock options	592	179
Net cash provided by (used in) financing activities	391	(861)
Net decrease in cash and cash equivalents	(79,760)	(9,385)
Cash and cash equivalents, beginning of period	122,582	119,051
Cash and cash equivalents, end of period	$42,822	$109,666

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$15	$50
Cash paid during the period for income taxes	370	760

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include provision for sales returns, intangible assets valuation and useful lives, excess and obsolete inventories, deferred tax valuation allowance, and legal contingencies among others. Actual results could differ from these estimates.

Marketable Securities

The Company reviews declines in fair value of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders equity.  Such an unrealized loss does not affect net income (loss) for the applicable accounting period.  An other-than–temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period.  The differentiating factors between these classifications are primarily the length of time and extent to which the market value has been less than cost, the financial condition of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to recognize interest and/or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

The Company is subject to taxation in the United States, California, North Carolina, New Jersey, New York, and Arizona. The Company is subject to examination for tax years including and after 2003 for the United States, 2004 for California, and 2007 for the remaining jurisdictions.

Comprehensive Income (loss)

Comprehensive income (loss) consists of certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on available for sale marketable securities are included in accumulated other comprehensive income (loss).

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Unrealized income (loss) in investments, net of tax of $860 and $5	$(1,596)	$9
Net income (loss)	(3,639)	(1,060)
Total comprehensive income (loss)	$(5,235)	$(1,051)

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provision of FAS 157 with respect to its financial assets and liabilities only.  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.  Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
   The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Effective January 1, 2008, the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under this Statement.

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

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2008 is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2007	5,642	$13.39
Granted	338	15.73
Exercised	(200)	2.96
Forfeited, cancelled or expired	(89)	15.37
Balances, March 31, 2008	5,691	$13.86	8.2	$21,746
Options vested and expected to vest at March 31, 2008	5,218	$13.40	8.1	$21,198
Options vested at March 31, 2008	2,143	$8.18	7.2	$14,751

During the three months ended March 31, 2008, the Company granted options to purchase an aggregate of 338,000 shares of common stock with an estimated weighted-average grant-date fair value of $6.85 per share. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $3,284,000. Net cash proceeds from the exercise of stock options were $592,000 for the three months ended March 31, 2008. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises.  As of March 31, 2008, there were approximately 1,050,000 shares available for grant under the 2006 Equity Incentive Plan (the “2006 Plan”).

Inducement Options

In the three month period ended March 31, 2008, the company granted an inducement stock option award to an executive.  This inducement grant was approved by the Company’s Board of Directors and was not issued under a shareholder approved plan.  A total of 90,000 shares of common stock were granted under this nonqualified stock option.  This option has a 10 year term, and vests over a four year period from the initial date of hire of the executive, in a manner consistent with options granted under the 2006 Plan.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2008 and March 31, 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Dividend yield	—	—
Annual risk free rate of return	2.2%	4.5%
Expected volatility	51.4%	41.9%
Expected term (years)	4.3	4.4

        Employee stock-based compensation expense recognized in the three months ended March 31, 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

        In 2008, the Company began granting restricted stock units (“RSU”) to employees under the provisions of the 2006 Plan. The cost of restricted stock units is determined using the fair value of our common stock on the date of grant.  RSUs typically vest and become exercisable with respect to 25% of the shares on the first, second, third, and fourth anniversaries of the vesting commencement date.  In accordance with Statement of Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”), compensation cost is measured amortized on a straight-line basis over the requisite service period.

    Restricted Stock Unit Activity

A summary of the Company’s restricted stock activity for the three months ended March 31, 2008 is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2007	—	$—
Granted	231	19.83
Vested	—	—
Forfeited, cancelled or expired	—	—
Balances, March 31, 2008	231	$19.83

Included in the RSU grants in the current year were 27,000 RSUs that had both performance and service vesting criteria (“PBRSU”).  The performance condition is tied to the Company’s future performance, and the service criteria is consistent with the four year service vesting described in the 2006 Plan.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed.

Also included in the RSU grants in the current year are 193,000 RSUs granted in conjunction with the Company’s acquisition of Nexo Systems, Inc.  These grants are subject to a two year service based vesting term.

At March 31, 2008, the Company had $25,334,000 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock options and awards that will be recognized over a weighted-average period of approximately three years.

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

	Three Months Ended March 31,
	2008	2007
Historical net loss per share:
Numerator
Net loss	$(3,639)	$(1,060)
Denominator
Weighted-average common shares outstanding	24,953	23,958
Less: Weighted-average unvested common shares subject to repurchase	(4)	(25)
Denominator for basic net loss per share	24,949	23,933
Dilutive effect of stock options, restricted stock units, and shares subject to repurchase	—	—
Denominator for diluted net loss per share	24,949	23,933
Net loss per share — basic and diluted	$(0.15)	$(0.04)

    The following weighted-average outstanding options, common stock subject to repurchase, and restricted stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock, common stock subject to repurchase, and restricted stock	5,776	5,073

Note 4 — Fair Value Measurement

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of March 31, 2008 (in thousands):

	March 31, 2008
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$28,139	$28,139	$—	$—
Commercial paper	5,453	—	5,453	—
Long-term investments:
Auction rate securities	49,777	—	—	49,777
Total financial assets	$83,369	$28,139	$5,453	$49,777

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s non-current auction rate securities make up the majority of the Company’s combined financial assets subject to fair value measurement and the single asset valued under the Level 3 hierarchy.  Auction-rate securities (“ARS”) are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

From the inception of these investments in ARS in January 2008 through March 31, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions have failed.  Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.  At the time of the initial investment and through the date of this report, all of these auction-rate securities remain AAA rated. The assets underlying each security are student loans and 95% of the principal amounts are guaranteed by the Federal Family Education Loan Program (“FFELP”).  The Company believes it has the ability and intent to hold these ARS investments until the lack of liquidity in these markets is resolved.  As a result, the Company has classified the entire balance of ARS as non-current investments on its condensed consolidated balance sheet.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.

At March 31, 2008, the Company’s investment advisor provided a Level 3 valuation for the ARS investments which indicated a fair value of $49.8 million.  The investment advisor utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent the Company’s estimates given available data as of March 31, 2008.

Based on this assessment of fair value, as of March 31, 2008 the Company determined there was a decline in fair value of its ARS investments of $2.5 million which was deemed temporary.  That amount has been recorded net of tax, as a component of other comprehensive income.

The following table provides a summary of changes in fair value of the Company’s ARS investments (Level 3) as of March 31, 2008 (in thousands):

Balance at December 31, 2007	$—
Purchase of ARS investments	52,250
Unrealized loss included in other comprehensive income	(2,473)
Balance at March 31, 2008	$49,777

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Balance Sheet Components

Property and Equipment

	March 31, 2008	December 31, 2007
	(in thousands)
Computer and other equipment	$69,938	$66,663
Software	6,946	6,089
Leasehold improvements	8,199	7,952
Furniture and fixtures	2,330	2,282
Capitalized software and website development costs	7,917	6,656
	95,330	89,642
Less: Accumulated depreciation and amortization	(43,149)	(41,226)
Net property and equipment	$52,181	$48,416

Property and equipment includes $3,356,000 and $5,121,000 of equipment under capital leases at March 31, 2008 and December 31, 2007, respectively. Accumulated depreciation of assets under capital leases totaled $2,561,000 and $3,798,000 at March 31, 2008 and December 31, 2007, respectively.

Depreciation and amortization expense totaled $5,428,000 and $3,485,000 for the three months ended March 31, 2008 and 2007, respectively.

Accrued Liabilities

	March 31, 2008	December 31, 2007
	(in thousands)
Accrued compensation	$2,195	$3,053
Accrued marketing expenses	1,756	4,101
Accrued purchases	604	1,414
Accrued consultant expenses	560	1,516
Accrued sales taxes	439	3,682
Accrued production facility expenses	318	3,283
Accrued other	2,161	1,675
	$8,033	$18,724

Note 6 — Commitments and Contingencies

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal Matters

On or about June 18, 2007, Fotomedia Technologies, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Fotomedia Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  In lieu of answering the Fotomedia Complaint, the Company moved to dismiss it by joining in a motion filed by co-defendant Photobucket.com, Inc.  While the motion was pending and not yet decided, on or about November 6, 2007, Fotomedia filed an Amended Complaint.  The Amended Complaint likewise alleges infringement of the same three patents and seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  However, the amended complaint dropped the allegations of willful infringement against the Company in connection with one of the patents-at-issue.  Defendants moved to dismiss the Amended Complaint as well.  The motion has not yet been ruled upon.  As such, the Company has not yet been required to file an answer or other responsive pleading.  The Court has nonetheless set a schedule in this matter, which includes a trial date of November 2, 2009.  At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Parallel Networks Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  The Company has not yet answered or otherwise responded to the complaint.  Plaintiffs have moved to consolidate this case with an earlier case filed against Netflix, Inc., et al.  The Company has joined a motion in an opposition to consolidation filed by another defendant.  The Court has set a scheduling conference for May 14, 2008 in both this action and the case filed against Netflix, Inc., et al.  Presently there are six reexamination requests (filed by others) in the U.S. Patent & Trademark Office regarding the patents asserted in the Parallel Networks Complaint, all of which have been granted and are pending.  The Company is joining in a Motion to Stay the litigation pending the outcome of these reexamination proceedings.  At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. At March 31, 2008, in the opinion of management, there are no other matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 7 — Acquisition

Nexo Systems, Inc.  On January 4, 2008, the Company acquired all of the outstanding shares of Nexo Systems, Inc. ("Nexo") for total aggregate cash proceeds of $10.1 million, including $0.1 million in fees; and $4.0 million in restricted stock.   Nexo has developed and launched an internet-based platform, whereby groups can create customized, content-rich personal and group websites.  The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill.  The restricted stock award was granted contingent upon continued employment for a period of two years.  As a result, the $4.0 million will be recognized as stock-based compensation over the two year service period.

Based upon the report of an independent valuation consultant, of the total purchase price, $5.1 million was allocated to developed technology and is being amortized over an estimated useful life of five years, and $0.1 million was allocated to all other assets and liabilities acquired.  No amount was allocated to in-process research and development.  The remaining excess purchase price of approximately $4.9 million was allocated to goodwill.  In addition, $2.0 million was recorded as a deferred tax liability representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill.  The results of operations for the acquired business have been included in our condensed consolidated statement of operations for the period subsequent to our acquisition of Nexo.  Nexo's results of operations for periods prior to this acquisition were not material to our condensed consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the activity of the Company’s goodwill and intangible asset balances due to the additions from the Nexo acquisition (in thousands):

	December 31, 2007	Additions	Accumulated Amortization	March 31, 2008
Purchase technology	$3,350	$5,100	$(1,258)	$7,192
Customer relationships	990	-	(193)	797
Licenses and other	186	70	(52)	204
Total intangible assets, net	$4,526	$5,170	$(1,503)	$8,193

Goodwill	$379	$6,977	-	$7,356

Note 8 — Intellectual Property Cross-Licensing Agreement

    On February 8, 2008, the Company entered into a cross-licensing agreement for intellectual property with American Greetings, Inc (“AGI”).  Under the terms of the agreement, AGI has rights to use the Company’s current and pending patented technology and processes.  In addition, the Company has rights to use certain of AGI’s current and pending patented technology and processes.

    As consideration for the rights under the agreement, AGI will pay fees due under the agreement in three installments in February 2008, March 2009, and March 2010.  Such amounts will be recognized as a reduction of general and administrative expense as each installment becomes due and payable.

Note 9 — Subsequent Event

Line of Credit:  In April 2008, the Company entered into a line of credit facility with a financial institution.  The facility is a $20.0 million 364-day revolving line of credit, and is collateralized by substantially all of the assets of the Company.  To date, no amounts have been drawn on the line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, revenue trends, average order value, number of orders, number of customers, operating expenses as a percentage of net revenues, our capital expenditures for 2008, effective tax rates, realization of deferred tax assets, the sufficiency of our cash and cash equivalents balances and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Our corporation was formed in 1999 and we have experienced rapid growth since launching our service in December 1999. During the three months ended March 31, 2008, we fulfilled more than 1.6 million orders, to more than 895,000 customers, at an average order value of more than $21 per order.

On January 4, 2008, for approximately $10.1 million in cash and stock consideration of approximately $4.0 million, we acquired Nexo, a privately held on-line sharing and group services company based in Palo Alto, California.

Basis of Presentation

Net Revenues. We generate revenues primarily from the printing and shipping of photo-based products, such as photo books, cards and calendars, photo prints, photo-based merchandise, such as mugs, mouse pads and magnets, and ancillary products such as frames, photo albums and scrapbooking accessories. Revenues are recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders through our website and pay primarily using credit cards.

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

To further understand revenue trends, we monitor several key metrics including:

Total Customers.   We closely monitor total customers as a key indicator of demand.  Total customers include the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Gallery, the Nexo platform, and Shutterfly Collections), and by conducting integrated marketing and advertising programs.  Total customers have increased on an annual basis each year since inception, and we anticipate that this trend will continue.

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

We believe the analysis of these metrics provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

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

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our website, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our website and store the customer data, as well as amortization of purchased software. Technology and development expense also includes co-location and bandwidth costs.

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

Interest Income.   Interest income consists of the interest earned on our cash and investment accounts.

Income Taxes.   Historically, we have only been subject to taxation in the United States because we have sold almost all of our products to customers in the United States. If we continue to sell our products primarily to customers located within the United States, we anticipate that our long-term future effective tax rate will range between 49% and 78%.

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

Revenue Recognition.   We generate revenues primarily from the printing and shipping of prints and other photo-based products, and referral fees. We generally recognize revenues from product sales upon shipment when persuasive evidence of an arrangement exists (typically through the use of a credit card or receipt of a check), the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders. We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data.  During the three month period ended March 31, 2008, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are included in net revenues. Production costs related to free products are included in costs of revenues upon redemption.  Shipping charged to customers is recognized as revenue at the time of shipment.  Revenue from referral fees for click-throughs is recognized in the period that the click-through impression is delivered.

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

Software and Website Development Costs.   We capitalize eligible costs associated with software developed or obtained for internal use in accordance with the AICPA Statement of Position No. 98-1 and EITF Issue No. 00-2. Accordingly, payroll and payroll-related costs, including stock based compensation, incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is generally three years. Costs associated with minor enhancements and maintenance for our website are expensed as incurred.

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

Stock-based Compensation Expense.   On January 1, 2006, we adopted FAS 123(R), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

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

  The cost of restricted stock awards and performance based restricted stock awards is determined using the fair value of our common stock on the date of grant.  Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period.  Compensation expense associated with performance based restricted stock awards is recognized based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed.

Results of Operations

	Three Months Ended March 31,
	2008	2007
Net revenues	100%	100%
Cost of net revenues	52%	49%
Gross profit	48%	51%
Operating expenses:
Technology and development	27%	22%
Sales and marketing	23%	19%
General and administrative	22%	22%
Loss from operations	(24)%	(12)%
Interest expense	0%	0%
Interest income	4%	6%
Loss before income taxes	(20)%	(7)%
Benefit from income taxes	10%	3%
Net loss	(10)%	(4)%

Comparison of the Three Month Periods Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Net revenues	$34,338	$26,705	$7,633	29%
Cost of net revenues	17,929	13,034	4,895	38%
Percentage of net revenues	52%	49%
Gross profit	16,409	13,671	2,738	20%

Net revenues increased $7.6 million, or 29%, for the three months ended March 31, 2008, as compared to the same period in 2007. Revenue growth was attributable to the increases in both print and personalized products and services revenues. Personalized products and services (“PPS”) revenues increased $5.3 million, or 41%, to $18.4 million for the three months ended March 31, 2008 as compared to the same period in 2007. This change was primarily the result of increased sales of photo books, calendars and folded greeting cards, as well as an increase in referral fees.  PPS made up 54% of net revenues for the three months ended March 31, 2008, up from 49% for the same period in 2007. Print revenues increased $2.3 million, or 17%, to $15.9 million for the three months ended March 31, 2008 as compared to the same period in 2007. This increase was primarily the result of increased sales of 4x6, large format and photocard print sizes.  In the first quarter of 2008, 4x6 print revenues represented 29% of total net revenues versus 34% in the first quarter of 2007.    Net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders, and average order value, as noted below:

	Three Months Ended March 31,
	2008	2007	Change	% Change
	(In thousands, except AOV amounts)
Customers	895	693	202	29%
Orders	1,617	1,288	329	26%
Average order value	$21.23	$20.73	$0.50	2%

Cost of net revenues increased $4.9 million, or 38%, for the three months ended March 31, 2008 as compared to the same period in 2007. As a percentage of net revenues, cost of net revenues increased from 49% to 52% for the same comparable period, which decreased gross margin from 51% in the first quarter of 2007 to 48% in the first quarter of 2008. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, fixed costs associated with operating two manufacturing facilities in the first quarter of 2008 versus one facility in 2007, and the impact of intangible amortization from the Make It About Me and Nexo acquisitions which were not included in the three months ended March 31, 2007.  In addition, we incurred increased discounting associated with product promotions for both the Valentine’s Day and Easter holidays, both of which occurred in the first quarter of 2008.  These costs were offset by savings in labor, shipping, and materials costs reflecting efficiencies realized in our Charlotte facility and other negotiated cost reductions.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Technology and development	$9,164	$5,814	$3,350	58%
Percentage of net revenues	27%	22%
Sales and marketing	8,055	5,180	2,875	56%
Percentage of net revenues	23%	19%
General and administrative	7,621	5,964	1,657	28%
Percentage of net revenues	22%	22%

       Our technology and development expense increased $3.4 million, or 58%, for the three months ended March 31, 2008 as compared to the same period in 2007; this expense increased as a percentage of net revenues from 22% to 27%. The overall increase in technology and development expense was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which totaled $1.2 million, as well as increased depreciation expenses of $1.3 million related to our investments in website infrastructure hardware to support our continued revenue growth.   For the three months ended March 31, 2008, we capitalized $1.3 million in eligible costs, including stock based compensation, associated with software developed or obtained for internal use, up from $0.5 million in 2007.   Stock-based compensation expense was $0.4 million in the three months ended March 31, 2008, compared to $0.3 million in the three months ended March 31, 2007.

Our sales and marketing expense increased $2.9 million, or 56%, for the three months ended March 31, 2008 as compared to the same period in 2007; this expense increased as a percentage of net revenues from 19% to 23%. Personnel and related costs for employees and consultants increased by $0.9 million, and our expenditures incurred on customer acquisition and promotion costs increased by $1.7 million. In addition, stock-based compensation expense was $0.4 million in the three months ended March 31, 2008, compared to $0.2 million in the three months ended March 31, 2007.

Our general and administrative expense increased $1.7 million, or 28%, for the three months ended March 31, 2008 as compared to the same period in 2007. This expense remained flat as a percentage of net revenues at 22%. Personnel and related costs for employees increased by $0.8 million for the three months ended March 31, 2008 as compared to the same period in 2007 reflecting increased hiring in 2008 and an increase in stock-based compensation to $0.9 million, in 2008, compared to $0.4 million in 2007. Accounting and legal fees increased by $0.7 million for the three months ended March 31, 2008 as compared to the same period in 2007. Payment processing fees paid to third parties increased by $0.2 million during the three months ended March 31, 2008 as compared to the same period in 2007 due to increased order volumes.  Offsetting these costs was the receipt of the first annual installment from a multi-million dollar intellectual property cross-licensing agreement with American Greetings, Inc.  This cross-licensing agreement provides American Greetings with access to our 23 patents and 30 of our pending patent applications.  We expect to recognize the remaining two installments under the agreement when those amounts are received in the first quarter of both fiscal year 2009 and 2010.

	Three Months Ended March 31,
	2008	2007	Change
	(In thousands)
Interest expense	$(28)	$(54)	$26
Interest income	$1,347	$1,487	$(140)

Interest expense decreased by $26,000 or 48% for the three months ended March 31, 2008 as compared to the same period in 2007, due primarily to a decrease in interest expense on capitalized lease obligations.

Interest income decreased by $0.1 million for the three months ended March 31, 2008 as compared to the same period in 2007, due to smaller invested cash balances and lower interest rates, off set partially by higher rates on the portion of our investment portfolio invested in auction rate securities.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Income tax benefit	$3,473	$794
Effective tax rate	49%	43%

The benefit for income taxes was $3.5 million for the first three months of 2008, compared to a benefit of $0.8 million for the same period in 2007. Our effective tax rate was 49% in 2008, up from 43% in 2007.  This increase in our effective tax rate is primarily the result of the elimination of any 2008 benefit from research and development credits from our full year forecast.  Congress has not yet approved an extension of that tax credit for 2008 and therefore that credit is not currently factored into our effective rate.  We also are subject to tax rate sensitivities due to the fixed nature of our remaining incentive stock option based permanent tax differences.

As of March 31, 2008, we had approximately $31 million of federal and $32 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2011 for federal and state tax purposes, respectively.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Loss before income taxes	$(7,112)	$(1,854)
Net loss	(3,639)	(1,060)

Net loss increased by $2.6 million for the three months ended March 31, 2008 as compared to the same period in 2007. As a percentage of net revenue, net loss was 10% and 3% for the three months ended March 31, 2008 and March 31, 2007, respectively.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$7,930	$3,611
Capitalization of software and website development costs	848	638
Depreciation and amortization	5,885	3,517
Cash flows used in operating activities	(12,030)	(4,275)
Cash flows used in investing activities	(68,121)	(4,249)
Cash flows provided by (used in) financing activities	391	(861)

We anticipate that our current cash and cash equivalents balances, cash generated from operations, and our line of credit will be sufficient to meet our working capital requirements, capital lease obligations, expansion plans and technology development projects for at least the next 12 months. The adequacy of these resources to meeting our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $80.9 million of proceeds, net of underwriters’ discount, which we received on October 4, 2006. At March 31, 2008, we had $42.8 million of cash and cash equivalents. Cash equivalents are comprised of money market funds and commercial paper.

At March 31, 2008, $52.3 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

From the inception of our investments in these ARS in January 2008, through March 31, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions for ARS have failed.  Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.  At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 95% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  We believe we have the ability and intent to hold these ARS investments until the lack of liquidity in those markets is resolved.  As a result, we have classified the entire balance of ARS as non-current investments on its condensed consolidated balance sheet.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.

At March 31, 2008, our investment advisor provided a Level 3 valuation for the ARS investments which indicated a fair value of $49.8 million.  The investment advisor utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent our estimates given available data as of March 31, 2008.  Based on this assessment of fair value, as of March 31, 2008 we determined there was a decline in fair value of its ARS investments of $2.5 million which was deemed temporary.

On an annual basis, for the last three years our cash flows generated from operating activities have been in excess of our capital expenditure requirements.  Accordingly, we continue to believe that we have sufficient liquid capital to fund our operations and capital requirements.  As of March 31, 2008, we have access to our cash and cash equivalents and our other liquid investments, totaling $42.8 million  In addition, in April 2008, to supplement our overall liquidity position, we entered into a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources.

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

We anticipate capital expenditures of between $28 million to $31 million for the remainder of 2008. These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures, while significant, is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities. For the three months ended March 31, 2008, net cash used in operating activities was $12.0 million, primarily due to our net loss of $3.6 million and the net change in operating assets and liabilities of $13.1 million, adjusted for non-cash items including $5.9 million of depreciation and amortization expense, $3.0 million of provision for income taxes and $1.8 million of stock-based compensation.

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

Investing Activities. For the three months ended March 31, 2008, net cash used in investing activities was $8.8 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our California and North Carolina facilities, and capitalized website development costs. An additional $52.3 million was used to purchase auction rate securities, offset by $3.0 million in proceeds from sale of short term investments. We also paid $10.1 million in cash consideration to acquire Nexo.

For the three months ended March 31, 2007, net cash used in investing activities was $4.2 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our California facility, and capitalized website development costs related to projects that were placed into service.

Financing Activities. Our financing activities for the three months ended March 31, 2008 provided net cash of $0.4 million, primarily from proceeds from issuance of common stock.

For the three months ended March 31, 2007, net cash used in financing activities was $0.9 million, primarily for capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  As part of our June 2007 acquisition of Make It About Me! (“MIAM”), we agreed to make additional earnout payments if certain milestones are achieved over the next 12 months.  As of March 31, 2008, the total potential remaining earnout payment is $0.4 million.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provision of FAS 157 with respect to its financial assets and liabilities only.  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.  Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

  Effective January 1, 2008, the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under this Statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk. We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents and investments and carried at market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity.

As of March 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

At March 31, 2008, we hold auction rate security investments which are AAA rated and 95% of the underlying assets are backed by FFELP.  Due to the recent uncertainties in the credit market, these securities have been rendered temporarily illiquid, and the fair value of those investments is currently estimated to be $2.5 million below par value.  We have classified these ARS investments as long-term assets which reflects our ability and intent to hold these investments until the lack of liquidity in those markets is resolved.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about June 18, 2007, Fotomedia Technologies, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging patent infringement.  The Fotomedia Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  In lieu of answering the Fotomedia Complaint, we moved to dismiss it by joining in a motion filed by co-defendant Photobucket.com, Inc.  While the motion was pending and not yet decided, on or about November 6, 2007, Fotomedia filed an Amended Complaint.  The Amended Complaint likewise alleges infringement of the same three patents and seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  However, the amended complaint dropped the allegations of willful infringement against us in connection with one of the patents-at-issue.  Defendants moved to dismiss the Amended Complaint as well.  The motion has not yet been ruled upon.  As such, we have not yet been required to file an answer or other responsive pleading.  The Court has nonetheless set a schedule in this matter, which includes a trial date of November 2, 2009.  At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging patent infringement.  The Parallel Networks Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  We have not yet answered or otherwise responded to the complaint.  Plaintiffs have moved to consolidate this case with an earlier case filed against Netflix, Inc., et al.  We have joined a motion in an opposition to consolidation filed by another defendant.  The Court has set a scheduling conference for May 14, 2008 in both this action and the case filed against Netflix, Inc., et al.  Presently there are six reexamination requests (filed by others) in the U.S. Patent & Trademark Office regarding the patents asserted in the Parallel Networks Complaint, all of which have been granted and are pending.  We are joining in a Motion to Stay the litigation pending the outcome of these reexamination proceedings.  At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.

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

Economic trends could adversely affect our financial performance.

    We are subject to macro-economic fluctuations in the U.S. economy.  Recent macro-economic issues involving the broader financial markets including the liquidity issues in the auction rate securities that we invest in, may negatively impact the economy and our growth in particular.  In addition, weak economic conditions and declines in consumer spending and consumption may harm operating results.  Purchases of our products are often discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.

    If the macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must significantly grow our current production capability to meet our projected net revenue targets. We expect to spend between $28 million and $31 million in capital expenditures for the remainder of 2008, and a portion of which we expect will be used to add manufacturing capacity. During 2007, we opened a new manufacturing and production plant in Charlotte, North Carolina. Our inability to meet our production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

We have grown from 283 employees as of March 31, 2007 to 475 employees as of March 31, 2008. We have website operations, offices and customer support centers in Redwood City, California and Mesa, Arizona, and production facilities in Hayward, California and Charlotte, North Carolina. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure for 4×6 prints in order to remain competitive.  In December 2007, one of our competitors lowered their list prices on 4×6 prints from $0.12 to $0.09.  To date, we have not made any additional changes to the price of our 4×6 prints as a result of this price cut.  However, a drop in our 4×6 prices, without a corresponding increase in volume, or decreases in volume as a result of competitive pressures would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

At March 31, 2008, $52.3 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

From the inception of our investments in these ARS in January 2008, through March 31, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions for ARS have failed.  Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.  At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 95% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  We believe we have the ability and intent to hold these ARS investments until the lack of liquidity in those markets is resolved.  As a result, we have classified the entire balance of ARS as non-current investments on its condensed consolidated balance sheet.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.

At March 31, 2008, our investment advisor provided a Level 3 valuation for the ARS investments which indicated a fair value of $49.8 million.  The investment advisor utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent our estimates given available data as of March 31, 2008.  Based on this assessment of fair value, as of March 31, 2008 we determined there was a decline in fair value of its ARS investments of $2.5 million which was deemed temporary.

On an annual basis, for the last three years our cash flows generated from operating activities have been in excess of our capital expenditure requirements.  Accordingly, we continue to believe that we have sufficient liquid capital to fund our operations and capital requirements.  As of March 31, 2008, we have access to our cash and cash equivalents and our other liquid investments, totaling $42.8 million  In addition, in April 2008, to supplement our overall liquidity position, we entered into a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources.

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

Our evergreen option pool is limited to the lesser of a) 4.62% of stock options issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.   In order to attract key personnel, in 2007 and during the first quarter of 2008, the Board authorized additional inducement stock option grants totaling 470,000 to supplement our option pool.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our option pool.  Accordingly the Board may authorize additional inducement grants which could further dilute existing shareholders.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, like our June 2007 acquisition of Make it About Me! (“MIAM”), our January 2008 acquisition of Nexo and other technologies or services. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.  If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate MIAM, Nexo, or any other newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

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

As of March 31, 2008, we had 23 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties may sue us for infringing their intellectual property rights. In June 2007, we were sued by FotoMedia Technologies, LLC alleging patent infringement.  In February 2008, we were also sued by Parallel Networks, also alleging patent infringement.  Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.

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

Through March 31, 2008, we have used approximately half of these proceeds to purchase capital equipment, acquire businesses, and for general operating purposes.  We expect to continue to use the remainder of the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures. In addition, we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Creation of a Direct Financial Obligation

    On April 28, 2008, Shutterfly entered into a Credit Agreement (the “Credit Agreement”) by and among Shutterfly, the lender parties thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.

    The Credit Agreement provides for a $20 million secured credit facility (the “Facility”) that will expire on April 27, 2009.  Shutterfly will use amounts borrowed under the Facility, if any, to finance the company’s working capital needs and for general corporate purposes, including future acquisitions.  Shutterfly is not borrowing under the Facility at this time, but may borrow under the Facility from time to time as opportunities and needs arise.

    Loans under the Credit Agreement will bear interest either at: (i) the higher of (a) the Federal Funds rate plus 0.50% or (b) JPMorgan’s “prime rate” as announced from time to time, plus (in the case of either (i)(a) or (i)(b)) 0.625%, or (ii) the applicable London interbank offered rate (as adjusted for any statutory reserve requirements), plus 1.625%.   Shutterfly will also pay to each Lender a facility fee of 0.375% per annum, payable quarterly in arrears, based on the amount of such Lender’s commitment under the Facility (whether used or unused).

    The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of liens and limitations on incurrence of indebtedness. In addition, the Credit Agreement requires that Shutterfly maintain a ratio of consolidated debt to consolidated EBITDA of not greater than 1.50 to 1.00, and requires Shutterfly to maintain a specified minimum level of cash and permitted investments.

    The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding loans and all other obligations under the Credit Agreement immediately due and payable.

    The Facility is secured by a security interest in substantially all of the personal property and assets of Shutterfly, subject to certain exceptions.

    J.P. Morgan Securities Inc. acted as sole bookrunner and sole lead arranger for the Facility.

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

____________

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

SHUTTERFLY, INC.
(Registrant)

Dated: May 1, 2008                                                                                      By:           /s/ Jeffrey T. Housenbold
                                                                                                                                              Jeffrey T. Housenbold,
                                                                                                                                              President and Chief Executive Officer

Dated: May 1, 2008                                                                                      By:           /s/ Mark J. Rubash
                                                                                                                                               Mark J. Rubash,
                                                                                                                                               Senior Vice President and Chief Financial Officer

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

____________

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