Form 10-Q
period 2008-06-30
SHUTTERFLY INC
filed 2008-08-01
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33031

SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
( State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2800 Bridge Parkway, Suite 101 Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2008
Common stock, $0.0001 par value per share	25,065,252 shares

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
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$40,635	$122,582
Short-term investments	-	3,002
Accounts receivable, net	3,106	4,480
Inventories	3,533	4,788
Deferred tax asset, current portion	2,212	1,677
Prepaid expenses and other current assets	5,363	4,510
Total current assets	54,849	141,039
Long-term investments	48,811	-
Property and equipment, net	51,683	48,416
Goodwill and intangible assets, net	15,088	3,859
Deferred tax asset, net of current portion	17,758	13,294
Other assets	2,086	2,162
Total assets	$190,275	$208,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,194	$8,783
Accrued liabilities	9,824	18,724
Deferred revenue	9,034	8,699
Current portion of capital lease obligations	568	808
Total current liabilities	22,620	37,014
Other liabilities	1,170	1,083
Capital lease obligations, less current portion	24	107
Total liabilities	23,814	38,204
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000 shares authorized; 25,065 and
24,805 shares issued and outstanding on June 30, 2008 and
December 31, 2007, respectively	2	2
Additional paid-in-capital	196,595	190,849
Accumulated other comprehensive loss	(2,235)	(12)
Deferred stock-based compensation	-	(28)
Accumulated deficit	(27,901)	(20,245)
Total stockholders' equity	166,461	170,566
Total liabilities and stockholders' equity	$190,275	$208,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$35,447	$29,877	$69,785	$56,582
Cost of net revenues (1)	17,380	14,832	35,309	27,866
Gross profit	18,067	15,045	34,476	28,716
Operating expenses (1):
Technology and development	9,833	6,641	18,997	12,455
Sales and marketing	8,619	7,199	16,675	12,379
General and administrative	7,554	6,741	15,174	12,705
Total operating expenses	26,006	20,581	50,846	37,539
Loss from operations	(7,939)	(5,536)	(16,370)	(8,823)
Interest expense	(57)	(39)	(85)	(93)
Interest income	712	1,415	2,059	2,902
Loss before income taxes	(7,284)	(4,160)	(14,396)	(6,014)
Benefit from income taxes	3,267	1,721	6,740	2,514
Net loss	$(4,017)	$(2,439)	$(7,656)	$(3,500)

Net loss per share - basic and diluted	$(0.16)	$(0.10)	$(0.31)	$(0.15)

Weighted-average shares outstanding - basic and diluted	25,045	24,136	24,995	24,034

(1) Stock-based compensation is allocated as follows:

Cost of net revenues	$92	$39	$175	$77
Technology and development	538	192	929	456
Sales and marketing	504	139	915	314
General and administrative	954	553	1,887	938

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(7,656)	$(3,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,237	7,468
Amortization of intangible assets	914	77
Stock-based compensation, net of cancellations	3,906	1,785
Loss on disposal property and equipment	291	-
Deferred income taxes	(5,813)	(2,887)
Changes in operating assets and liabilities:
Accounts receivable, net	1,374	456
Inventories	1,255	456
Prepaid expenses and other current assets	(853)	(279)
Other assets	88	(164)
Accounts payable	(5,589)	(6,206)
Accrued and other liabilities	(8,839)	4,541
Deferred revenue	335	465
Net cash used in operating activities	(9,350)	2,212

Cash flows from investing activities:
Purchases of property and equipment	(11,770)	(14,577)
Capitalization of software and website development costs	(2,258)	(1,492)
Acquisition of business and intangibles, net of cash acquired	(10,098)	(1,632)
Proceeds from sale of equipment	6	-
Proceeds from sale of short-term investments	3,002	-
Purchase of auction rate securities	(52,250)	-
Net cash used in investing activities	(73,368)	(17,701)

Cash flows from financing activities:
Principal payments of capital lease obligations	(323)	(1,306)
Proceeds from issuance of common stock upon exercise of stock options	1,094	1,755
Net cash provided by financing activities	771	449

Net decrease in cash and cash equivalents	(81,947)	(15,040)
Cash and cash equivalents, beginning of period	122,582	119,051
Cash and cash equivalents, end of period	$40,635	$104,011

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$28	$114
Cash paid during the period for income taxes	444	760

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include provision for sales returns, intangible assets valuation and useful lives, excess and obsolete inventories, deferred tax valuation allowance, auction rate securities valuation, stock-based compensation, and legal contingencies among others. Actual results could differ from these estimates.

Marketable Securities

The Company reviews declines in fair value of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the decline in fair value as “temporary” or “other-than-temporary.”  A temporary decline in fair value results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders equity.  Such an unrealized loss does not affect net income (loss) for the applicable accounting period.  An other-than–temporary decline in fair value is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period.  The differentiating factors between these classifications are primarily the length of time and extent to which the market value has been less than cost, the financial condition of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The components of accumulated other comprehensive (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unrealized income (loss) in investments, net of tax	$(627)	$9	$(2,223)	$18
Net loss	(4,017)	(2,439)	(7,656)	(3,500)
Total comprehensive loss	$(4,644)	$(2,430)	$(9,879)	$(3,482)

        Unrealized income (loss) in investments for the three months ended June 30, 2008 and 2007 are net of tax (benefit) expense of ($338) and $5 respectively.  Unrealized income (loss) in investments for the six months ended June 30, 2008 and 2007 are net of tax (benefit) expense of ($1,197) and $10 respectively.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the FASB issued a staff position which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those that were recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of FAS 157 with respect to its financial assets and liabilities only.  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.  Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

     The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition (see Note 4).

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

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

        In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets".  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the six months ended June 30, 2008, is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2007	5,642	$13.39
Granted	338	15.73
Exercised	(200)	2.96
Forfeited, cancelled or expired	(89)	15.37
Balances, March 31, 2008	5,691	$13.86	8.2	$21,746
Granted	147	13.51
Exercised	(55)	9.14
Forfeited, cancelled or expired	(57)	20.88
Balances, June 30, 2008	5,726	$13.83	8.0	$13,610
Options vested and expected to vest at June 30, 2008	5,300	$13.38	8.0	$13,421
Options vested at June 30, 2008	2,484	$8.85	7.2	$10,587

During the three months ended June 30, 2008, the Company granted options to purchase an aggregate of 147,000 shares of common stock with an estimated weighted-average grant-date fair value of $5.86 per share. The total intrinsic value of options exercised during the three months ended June 30, 2008 was $348,000. Net cash proceeds from the exercise of stock options were $501,000 for the three months ended June 30, 2008. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises and disqualifying dispositions from incentive stock option exercises.  As of June 30, 2008, there were approximately 492,000 shares available for grant under the 2006 Equity Incentive Plan (the “2006 Plan”).

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2008 and June 30, 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Dividend yield	—	—	—	—
Annual risk free rate of return	3.2%	4.9%	2.5%	4.6%
Expected volatility	49.4%	40.9%	50.8%	41.5%
Expected term (years)	4.3	4.2	4.3	4.3

Employee stock-based compensation expense recognized in the three months ended June 30, 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

In 2008, the Company began granting restricted stock units (“RSU”) to its employees under the provisions of the 2006 Plan. The cost of restricted stock units is determined using the fair value of our common stock on the date of grant.  RSUs typically vest and become exercisable annually based on either a two year, three year or four year total vesting term.  In accordance with Statement of Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”), compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the six months ended June 30, 2008 is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2007	—	$—
Granted	231	19.83
Vested	—	—
Forfeited, cancelled or expired	—	—
Balances, March 31, 2008	231	$19.83
Granted	512	14.12
Vested	—	—
Forfeited, cancelled or expired	—	—
Balances, June 30, 2008	743	$15.90

Included in the RSU grants for the three months ended June 30, 2008 are 71,000 RSUs that had both performance and service vesting criteria (“PBRSU”).  The performance condition is tied to the Company’s future performance, and the service criteria are consistent with the vesting described in the 2006 Plan.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inducement Awards

Included in the stock option and restricted stock unit activity above, in the three month period ended June 30, 2008, the Company granted inducement stock option awards and restricted stock units to an executive.  These inducement grants were approved by the Company’s Board of Directors and were not issued under a shareholder approved plan.  A total of 38,000 options to purchase common stock and 7,000 restricted stock units were granted under this nonqualified agreement.  These grants have a 10 year term, and vest over a four year period from the initial date of hire of the executive, in a manner consistent with awards granted under the 2006 Plan.

At June 30, 2008, the Company had $29,747,000 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock options and awards that will be recognized over a weighted-average period of approximately three years.

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock, common stock subject to repurchase rights, and incremental shares of common stock issuable upon the exercise of stock options.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Historical net loss per share:
Numerator
Net loss	$(4,017)	$(2,439)	$(7,656)	$(3,500)

Denominator
Weighted-average common shares outstanding	25,047	24,151	24,998	24,054
Less: Weighted-average unvested common shares subject to repurchase	(2)	(15)	(3)	(20)

Denominator for basic net loss per share	25,045	24,136	24,995	24,034

Dilutive effect of stock options, restricted stock units and shares subject to repurchase	—	—	—	—
Denominator for diluted net loss per share	25,045	24,136	24,995	24,034

Net loss per share — basic and diluted	$(0.16)	$(0.10)	$(0.31)	$(0.15)

The following weighted-average outstanding options, common stock subject to repurchase and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Options to purchase common stock, common stock subject to repurchase and restricted stock units	6,090	5,390	5,933	5,234

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurement

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of June 30, 2008 (in thousands):

	June 30, 2008
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,636	$39,636	$—	$—
Long-term investments:
Auction rate securities	48,811	—	—	48,811
Total financial assets	$88,447	$39,636	$—	$48,811

The Company’s non-current auction rate securities make up the majority of the Company’s combined financial assets subject to fair value measurement and the only securities valued under the Level 3 hierarchy.  Auction-rate securities (“ARS”) are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

From the inception of these investments in ARS in January 2008 through June 30, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions have failed.  Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.  At the time of the initial investment and through the date of this report, all of these auction-rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (“FFELP”).  The Company believes it has the ability and intent to hold these ARS investments until the lack of liquidity in these markets is resolved.  As a result, the Company has classified the entire balance of ARS as non-current investments on its condensed consolidated balance sheet.

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

At June 30, 2008, the Company utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments.  This analysis indicated a fair value of $48.8 million.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent the Company’s estimates given available data as of June 30, 2008.

Based on this assessment of fair value, as of June 30, 2008 the Company determined there was a decline in fair value of its ARS investments of $3.4 million which was deemed temporary.  That amount has been recorded net of tax, as a component of other comprehensive income.

The following table provides a summary of changes in fair value of the Company’s ARS investments (Level 3) as of June 30, 2008 (in thousands):

Balance at December 31, 2007	$—
Purchase of ARS investments	52,250
Unrealized loss included in other comprehensive income	(3,439)
Balance at June 30, 2008	$48,811

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Balance Sheet Components

Property and Equipment

	June 30, 2008	December 31, 2007
	(in thousands)
Computer and other equipment	$73,092	$66,663
Software	7,333	6,089
Leasehold improvements	8,409	7,952
Furniture and fixtures	2,426	2,282
Capitalized software and website development costs	9,382	6,656
	100,642	89,642
Less: Accumulated depreciation and amortization	(48,959)	(41,226)
Net property and equipment	$51,683	$48,416

Property and equipment includes $3,356,000 and $5,121,000 of equipment under capital leases at June 30, 2008 and December 31, 2007, respectively. Accumulated depreciation of assets under capital leases totaled $2,738,000 and $3,798,000 at June 30, 2008 and December 31, 2007, respectively.

Depreciation and amortization expense totaled $5,810,000 and $3,984,000 for the three months ended June 30, 2008 and 2007, respectively. Depreciation and amortization expense totaled $11,237,000 and $7,468,000 for the six months ended June 30, 2008 and 2007, respectively.

Accrued Liabilities

	June 30, 2008	December 31, 2007
	(in thousands)
Accrued compensation	$2,765	$3,053
Accrued marketing expenses	2,177	4,101
Accrued sales taxes	1,198	3,682
Accrued production facility expenses	886	3,283
Accrued consultant expenses	656	1,516
Accrued purchases	221	1,414
Accrued other	1,921	1,675
	$9,824	$18,724

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Line of Credit

In April 2008, the Company entered into a line of credit facility (the “Facility”) with JPMorgan Chase Bank, N.A.  The Facility is a $20.0 million 364-day revolving line of credit, and is collateralized by substantially all of the assets of the Company.  The Company will use amounts borrowed under the Facility, if any, to finance the company’s working Capital needs and for general corporate purposes, including future acquisitions.  As of June 30, 2008, the Company has not drawn on the line of credit.  The Company incurred $176,000 of Facility origination costs which have been capitalized within prepaid expenses and will be amortized over the 12 month term of the Facility.

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

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Parallel Networks Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  The Company filed an answer to the complaint on April 29, 2008.  Plaintiff has moved to consolidate this case with an earlier case filed against Netflix, Inc., et al., which the Company has opposed.  A hearing on this motion is set for August 25, 2008.  In addition, the Company has joined a motion to stay the litigation based on pending reexaminations of the patents-in-suit filed in the U.S. Patent & Trademark Office.  A hearing on this motion is also set for August 25, 2008.  The Court has set a schedule in this matter, which includes a trial date of March 2, 2010.  At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. At June 30, 2008, in the opinion of management, there are no other matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 7 — Acquisition

Nexo Systems, Inc.  On January 4, 2008, the Company acquired all of the outstanding shares of Nexo Systems, Inc. ("Nexo") for total aggregate cash purchase price of $10.1 million, including $0.1 million in fees; and $4.0 million in restricted stock.   Nexo has developed and launched an internet-based platform, whereby groups can create customized, content-rich personal and group websites.  The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill.  The restricted stock award was granted to the Nexo founders contingent upon their continued employment for a period of two years.  As a result, the $4.0 million will be recognized as stock-based compensation over the two year service period.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a summary of the activity of the Company’s goodwill and intangible asset balances due to the additions from the Nexo acquisition (in thousands):

	December 31, 2007	Additions	Accumulated Amortization	June 30, 2008
Purchase technology	$3,350	$5,100	$(1,612)	$6,838
Customer relationships	990	-	(275)	715
Licenses and other	186	70	(73)	183
Total intangible assets, net	$4,526	$5,170	$(1,960)	$7,736

Goodwill	$379	$6,973	-	$7,352

Note 8 — Intellectual Property Cross-Licensing Agreement

On February 8, 2008, the Company entered into a multi-million dollar cross-licensing agreement for intellectual property with American Greetings, Inc (“AGI”).  Under the terms of the agreement, AGI has rights to use the Company’s current and pending patented technology and processes.  In addition, the Company has rights to use certain of AGI’s current and pending patented technology and processes.

As consideration for the rights under the agreement, AGI will pay fees due under the agreement in three installments of which the first installment was paid in February 2008 and the remaining two installments are due in March 2009, and March 2010.  Such amounts will be recognized as a reduction of general and administrative expense as each installment becomes due and payable.

Note 9 — Subsequent Event

Plant Closure:  In July 2008, the Company announced that effective in early 2009, it would close its Hayward production facility.  As a result of this decision, the Company incurred approximately $80,000 in contractual lease termination costs in June 2008, and will incur approximately $800,000 in severance costs, which will be recognized ratably over the period from the severance communication date in July 2008, through the facility closure date in early 2009.  In addition, the Company will accelerate the depreciation of leasehold improvements at the Hayward facility totaling approximately $800,000 as of June 30, 2008, through the closure date in early 2009.  Subsequent to the closure of the Hayward facility, the Company expects to begin operations at a new manufacturing facility to be located in Phoenix, Arizona.  The Company expects to incur up to $150,000 in additional costs associated with the relocation of certain employees, which will be expensed as incurred in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, revenue trends, average order value, number of orders, number of customers, operating expenses as a percentage of net revenues, the effect of capital expenditures on our results of operations, effective tax rates, realization of deferred tax assets, the sufficiency of our cash and cash equivalents balances and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

We currently generate the majority of our revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards, other photo-based merchandise and high-quality prints (ranging in size from wallet-sized to jumbo-sized 20×30 enlargements). We manufacture these items in our Hayward, California and Charlotte, North Carolina manufacturing facilities. In July 2008, we announced that we will be closing our Hayward, California production facility in early 2009 and expect to begin ramping up operations in a new manufacturing and production facility in Phoenix, Arizona.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, and ancillary products, such as frames, photo albums and scrapbooking accessories.  In the future, we plan to increase the outsourced manufacturing of certain additional components of our product line.

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

Our corporation was formed in 1999 and we have experienced rapid growth since launching our service in December 1999. During the three months ended June 30, 2008, we fulfilled more than 1.5 million orders, to approximately 834,000 customers, at an average order value of more than $22 per order.

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

Cost of Net Revenues.   Cost of net revenues consist primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of acquired developed technology and capitalized website development costs.  Beginning in July 2008, costs of net revenues will also include certain costs associated with the closure of our Hayward manufacturing and production facility.

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

Interest Expense.    Interest expense consists of interest costs recognized under our capital lease obligations and other borrowings as well as costs associated with our working capital line of credit.

Interest Income.   Interest income consists of the interest earned on our cash and investment accounts.

Income Taxes .   Historically, we have only been subject to taxation in the United States because we only operate within the United States.  If we continue to operate only within the United States, we anticipate that our long-term future effective tax rate will range between 45% and 76%.

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

Revenue Recognition.   We generate revenues primarily from the printing and shipping of prints and other photo-based products, and referral fees. We generally recognize revenues from product sales upon shipment when persuasive evidence of an arrangement exists (typically through the use of a credit card or receipt of a check), the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders. We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data.  During the six month period ended June 30, 2008, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are included in net revenues. Production costs related to free products are included in costs of revenues upon redemption.  Shipping charged to customers is recognized as revenue at the time of shipment.  Revenue from referral fees for click-throughs is recognized in the period that the click-through impression is delivered.

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

Results of Operations
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net revenues	100%	100%	100%	100%
Cost of revenues	49%	50%	51%	49%

Gross profit	51%	50%	49%	51%
Operating expenses:
Technology and development	28%	22%	27%	22%
Sales and marketing	24%	24%	24%	22%
General and administrative	21%	23%	22%	22%

Loss from operations	(22)%	(19)%	(24)%	(15)%
Interest expense	0%	0%	0%	0%
Other income (expense), net	2%	5%	3%	5%

Loss before income taxes	(20)%	(14)%	(21)%	(10)%
Benefit from income taxes	9%	6%	10%	4%

Net loss	(11)%	(8)%	(11)%	(6)%

Comparison of the Three and Six Month Periods Ended June 30, 2008 and 2007
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Net revenues	$35,447	$29,877	19%	$69,785	$56,582	23%
Cost of net revenues	17,380	14,832	17%	35,309	27,866	27%
Percentage of net revenues	49%	50%		51%	49%

     Net revenues increased $5.6 million, or 19%, for the three months ended June 30, 2008 as compared to the same period in 2007. Net revenues increased $13.2 million, or 23% for the six months ended June 30, 2008 as compared to the same period in 2007. Revenue growth was attributable to the increases in both print and personalized products and services revenues. Personalized products and services revenues (“PPS”) revenues increased $4.0 million, or 26%, to $19.7 million for the three months ended June 30, 2008 as compared to the same period in 2007. PPS increased $9.3 million, or 33%, to $38.1 million for the six months ended June 30, 2008 as compared to the same period in 2007. This change was primarily the result of increased sales of photo books and greeting cards, as well as an increase in referral fees. PPS made up 55% of net revenues for the three months ended June 30, 2008, up from 52% for the same period in 2007. PPS made up 55% of net revenues for the six months ended June 30, 2008, up from 51% for the same period in 2007. Print revenues increased $1.6 million, or 11%, to $15.8 million for the three months ended June 30, 2008 as compared to the same period in 2007. Print revenues increased $3.9 million, or 14%, to $31.7 million for the six months ended June 30, 2008 as compared to the same period in 2007. This increase was primarily the result of increased sales of large format and photocard print sizes.  In the second quarter of 2008, 4x6 print revenues represented 28% of total net revenues versus 32% in the second quarter of 2007. For the six months ended June 30, 2008, 4x6 print revenues represented 28% of total net revenues versus 33% in the first two quarters of 2007. Net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders, and average order value, as noted below:

	Three Months Ended June 30,
	2008	2007	Change	% Change
	(In thousands, except AOV amounts)
Customers	834	731	103	14%
Orders	1,562	1,462	100	7%
Average order value	$22.70	$20.44	$2.26	11%

Cost of net revenues increased $2.5 million, or 17%, for the three months ended June 30, 2008 as compared to the same period in 2007. As a percentage of net revenues, cost of net revenues decreased from 50% to 49% for the same comparable period, which increased gross margin from 50% in the second quarter of 2007 to 51% in the second quarter of 2008. Cost of net revenues increased $7.4 million, or 27%, for the six months ended June 30, 2008 as compared to the same period in 2007. As a percentage of net revenues, cost of net revenues increased from 49% to 51% for the same comparable period, which decreased gross margin from 51% in the first two quarters of 2007 to 49% in the first two quarters of 2008. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, fixed costs associated with operating two manufacturing facilities in the first two quarters of 2008 versus one facility in 2007, and the impact of intangible amortization from the Make It About Me and Nexo acquisitions which was not included in the six months ended June 30, 2007.  In addition, we incurred approximately $0.1 million in costs associated with exercising our early termination option at our Hayward manufacturing facility in conjunction with our announced closing of that facility.    These costs were offset in part by savings in labor, shipping, and materials costs reflecting efficiencies realized in our Charlotte facility, reduced level of discounted and free products, and other negotiated cost reductions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Technology and development	$9,833	$6,641	48%	$18,997	$12,455	53%
Percentage of net revenues	28%	22%		27%	22%
Sales and marketing	8,619	7,199	20%	16,675	12,379	35%
Percentage of net revenues	24%	24%		24%	22%
General and administrative	7,554	6,741	12%	15,174	12,705	19%
Percentage of net revenues	21%	23%		22%	22%

        Our technology and development expense increased $3.2 million, or 48%, for the three months ended June 30, 2008 as compared to the same period in 2007. As a percentage of net revenues, this expense increased from 22% to 28% for the same comparable period. For the six months ended June 30, 2008, technology and development expense increased $6.5 million, or 53%, as compared to the same period in 2007. As a percentage of revenue, technology and development expense for the six months ended June 30, 2008 increased from 22% to 27% for the same comparable period. The overall increase in technology and development expense was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which totaled $0.8 million and $2.0 million, respectively.   For the three and six month periods ended June 30, 2008, depreciation expenses increased $1.2 million and $2.5 million, and repair and maintenance expenses and co-location expenses increased $0.5 million and $1.1 million, respectively, related to our investments in website infrastructure hardware and bandwidth to support our continued revenue growth.  In addition, for the three and six months ended June 30, 2008, we incurred a loss on disposal of previously capitalized software development costs due to that technologies obsolescence totaling $0.3 million.  Stock-based compensation expense was $0.5 million and $0.9 million in the three months and six months ended June 30, 2008, compared to $0.2 million and $0.5 million in the three months and six months ended June 30, 2007.

        Our sales and marketing expense increased $1.4 million, or 20%, for the three months ended June 30, 2008 as compared to the same period in 2007. This expense remained flat as a percentage of net revenues at 24%. For the six months ended June 30, 2008, sales and marketing expense increased $4.3 million, or 35%, as compared to the same period in 2007. This expense increased as a percentage of net revenues from 22% to 24% for the same comparable period. Personnel and related costs for employees and consultants increased by $0.6 million and $1.5 million due to increased headcount.  Our expenditures incurred on customer acquisition and promotion costs increased by $0.4 million and $2.1 million for the three months and six months ended June 30, 2008 to support our continued revenue growth. In addition, stock-based compensation expense was $0.5 million and $0.9 million in the three months and six months ended June 30, 2008, compared to $0.1 million and $0.3 million in the same periods of 2007.

Our general and administrative expense increased $0.8 million, or 12%, for the three months ended June 30, 2008 as compared to the same period in 2007. This expense decreased as a percentage of net revenues from 23% to 21%. For the six months ended June 30, 2008, general and administrative expense increased $2.5 million, or 19%, as compared to the same period in 2007. This expense remained flat as a percentage of net revenues at 22%. Personnel and related costs for employees increased by $0.4 million and $1.2 million for the three months and six months ended June 30, 2008 as compared to the same periods in 2007 reflecting increased hiring in 2008 and an increase in stock-based compensation to $1.0 million and $1.9 million, in 2008, compared to $0.6 million and $0.9 million in 2007. Accounting and legal fees increased by $0.1 million and $0.8 million for the three months and six months ended June 30, 2008 as compared to the same periods in 2007. Payment processing fees paid to third parties increased by $86,000 and $0.2 million during the three months and six months ended June 30, 2008 as compared to the same periods in 2007 due to increased order volumes.  Offsetting these costs was the receipt of the first annual installment received in the first quarter of 2008 from a multi-million dollar intellectual property cross-licensing agreement with American Greetings, Inc.  This cross-licensing agreement provides American Greetings with access to our 25 patents and 30 of our pending patent applications.  We expect to recognize the remaining two installments under the agreement when those amounts are received in the first quarter of both fiscal year 2009 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Interest expense	$(57)	$(39)	$(18)	$(85)	$(93)	$8
Interest income	712	1,415	(703)	2,059	2,902	(843)

Interest expense increased by $18,000 or 46% and decreased $8,000 or 9% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, due primarily to a decrease in interest expense on capitalized lease obligations.  For the three and six months ended June 30, 2008, $29,000 has been amortized associated with the JP Morgan line of credit origination costs.

Interest income decreased by $0.7 million or 50% and $0.8 million or 29% for the three and six months ended June 30, 2008 as compared to the same periods in 2007.  This decrease for both the three and six month periods was the result of an overall lower yield on our investment portfolio, including our auction rate securities, relative to our investment balances in the comparable prior year periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Income tax benefit	$3,267	$1,721	$6,740	$2,514
Effective tax rate	45%	41%	47%	42%

The benefit for income taxes was $3.3 million and $6.7 million for the three and six months ended June 30, 2008, compared to benefits of $1.7 million and $2.5 million for the same periods in 2007. These increases in our effective tax rate are primarily the result of the elimination of any 2008 benefit from research and development credits from our full year forecast.  Congress has not yet approved an extension of that tax credit for 2008 and therefore that credit is not currently factored into our effective rate.  We also are subject to tax rate sensitivities due to the fixed nature of our remaining incentive stock option based permanent tax differences.

As of June 30, 2008, we had approximately $31 million of federal and $32 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2011 for federal and state tax purposes, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Loss before income taxes	$(7,284)	$(4,160)	75%	$(14,396)	$(6,014)	139%
Net loss	(4,017)	(2,439)	65%	(7,656)	(3,500)	119%

     Net loss increased by $1.6 million, or 65% and $4.2 million, or 119%, for the three and six months ended June 30, 2008 as compared to the same period in 2007.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$11,770	$14,577
Capitalization of software and website development costs	2,258	1,492
Depreciation and amortization	12,151	7,545
Net cash flows (used in) provided by operating activities	(9,350)	2,212
Net cash flows used in investing activities	(73,368)	(17,701)
Net cash flows provided by financing activities	771	449

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

Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $80.9 million of proceeds, net of underwriters’ discount, which we received on October 4, 2006. At June 30, 2008, we had $40.6 million of cash and cash equivalents. Cash equivalents are comprised of money market funds.

At June 30, 2008, $48.8 million ($52.3 million par value) of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities ("ARS"). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

From the inception of our investments in these ARS in January 2008, through June 30, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions for ARS have failed.  Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.  At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  We believe we have the ability and intent to hold these ARS investments until the lack of liquidity in those markets is resolved.  As a result, we have classified the entire balance of ARS as non-current investments on its condensed consolidated balance sheet.

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

At June 30, 2008, we utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments.  This analysis indicated a fair value of $48.8 million.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent our estimates given available data as of June 30, 2008.  Based on this assessment of fair value, as of June 30, 2008 we determined there was a decline in fair value of its ARS investments of $3.4 million which was deemed temporary.

On an annual basis, for the last three years our cash flows generated from operating activities have been in excess of our capital expenditure requirements.  Accordingly, we continue to believe that we have sufficient liquid capital to fund our operations and capital requirements.  As of June 30, 2008, we have access to our cash and cash equivalents and our other liquid investments, totaling $40.6 million. In addition, in April 2008, to supplement our overall liquidity position, we entered into a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources.  As of June 30, 2008, no amounts had been drawn against that facility.

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

We anticipate capital expenditures of between $20 million to $22 million for the remainder of 2008. These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures, while significant, is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities. For the six months ended June 30, 2008, net cash used in operating activities was $9.4 million, primarily due to our net loss of $7.7 million and the net change in operating assets and liabilities of $12.2 million, adjusted for non-cash items including $12.2 million of depreciation and amortization expense, $5.8 million of benefit from income taxes and $3.9 million of stock-based compensation.

For the six months ended June 30, 2007, net cash provided by operating activities was $2.2 million, primarily due to our net loss of $3.5 million and the net change in operating assets and liabilities of $0.7 million, adjusted for non-cash items including $7.5 million of depreciation and amortization expense, $2.9 million benefit for income taxes and $1.8 million of stock-based compensation.

Investing Activities. For the six months ended June 30, 2008, net cash used in investing activities was $73.4 million.  We used $14.0 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our California and North Carolina facilities, and capitalized website development costs. An additional $52.3 million was used to purchase auction rate securities, offset by $3.0 million in proceeds from sale of short term investments. We also paid $10.1 million in cash consideration to acquire Nexo.

For the six months ended June 30, 2007, net cash used in investing activities was $17.7 million primarily for capital expenditures for computer and network hardware to support our information and website infrastructure and for capitalized website development costs related to projects that were placed into service and acquisition costs.

Financing Activities. Our financing activities for the six months ended June 30, 2008 provided cash of $0.8 million, primarily from $1.1 million of proceeds from issuance of common stock less cash used of $0.3 million of principal payments on capital lease obligations.

Our financing activities for the six months ended June 30, 2007 provided cash of $0.5 million, primarily from $1.8 million of proceeds from issuance of common stock less cash used of $1.3 million of principal payments on capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  As part of our June 2007 acquisition of Make It About Me! (“MIAM”), we agreed to make additional earnout payments if certain milestones are achieved over the next 12 months.  As of June 30, 2008, the total potential remaining earnout payment is $0.4 million.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the FASB issued a staff position which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those that were recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provision of FAS 157 with respect to its financial assets and liabilities only.  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.  Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

Effective January 1, 2008, we adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect to adopt the fair value option under this Statement.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. We are currently evaluating the impact, if any, of adopting FAS 141R on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact, if any, of adopting FAS 160 on our financial position and results of operations.

 In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets".  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

As of June 30, 2008, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

At June 30, 2008, we held auction rate security investments which were AAA rated and 90% of the underlying assets were backed by FFELP.  Due to the recent uncertainties in the credit market, these securities have been rendered temporarily illiquid, and the fair value of those investments is currently estimated to be $3.4 million below par value.  We have classified these ARS investments as long-term assets which reflect our ability and intent to hold these investments until the lack of liquidity in those markets is resolved.

Inflation. We do not believe that inflation has had a material effect on our current business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, for example, if the cost of our materials or the cost of shipping our products to customers were to incur substantial increases as a result of the rapid rise in the cost of oil, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging patent infringement.  The Parallel Networks Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  We filed an answer to the complaint on April 29, 2008.  Plaintiff has moved to consolidate this case with an earlier case filed against Netflix, Inc., et al., which we have opposed.  A hearing on this motion is set for August 25, 2008.  In addition, we have joined a motion to stay the litigation based on pending reexaminations of the patents-in-suit filed in the U.S. Patent & Trademark Office.  A hearing on this motion is also set for August 25, 2008.  The Court has set a schedule in this matter, which includes a trial date of March 2, 2010.  At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.

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

    We are subject to macro-economic fluctuations in the U.S. economy.  Recent macro-economic issues involving the broader financial markets including the housing and credit system and the liquidity issues in the auction rate securities that we invest in, may negatively impact the economy and our growth in particular.  In addition, weak economic conditions and declines in consumer spending and consumption may harm operating results.  Purchases of our products are often discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.

    If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must significantly grow our current production capability to meet our projected net revenue targets. We expect to spend between $20 million and $22 million in capital expenditures for the remainder of 2008, and a portion of which we expect will be used to add manufacturing capacity.  During 2007, we opened a new manufacturing and production plant in Charlotte, North Carolina, and in July 2008 we announced that we will be closing our Hayward, California production facility in early 2009 and expect to begin operations in a new manufacturing and production facility in Phoenix, Arizona by April 1, 2009.  Operational difficulties, such as a significant interruption in the operation of any of our plants could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In connection with the start-up of our new Phoenix manufacturing and production plant,  there could be unforeseen construction, scheduling, engineering, cost or other problems with the build-out of the facility where the plant will be located that could cause the operation commencement date to differ significantly from initial expectations.  Any significant delay in the commencement of operations at the new plant could cause a delay in our production requirements and could have a material adverse effect on our business, financial condition and results of operations. We could also experience other operational disruptions as a result of the new plant, including telecommunications system problems, disruptions in transitioning fulfillment orders to the new plant and problems or increased expenses associated with operating the new plant, which could materially adversely effect on our business, financial condition and results of operations.

In addition, we face significant production risks at peak holiday seasons, including the risks of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2007 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our  production plants could harm our operations.

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

We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally results in operating losses in each of the first three quarters of our fiscal year. This typically has enabled us to generate the majority of our net revenue during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage multiple petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds our expectations, our results of operations would be harmed.

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

The satisfactory performance, reliability and availability of our website, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. We currently conduct periodic site maintenance several times a quarter that sometimes requires us to take the website down. The scheduled down times are planned at non-peak hours, typically at midnight. Any interruptions that result in the unavailability of our website or reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer.   For example, in the second quarter of 2008, we experienced website performance issues in conjunction with a large release of additional website functionality which impacted our key metrics and revenue.  This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our website during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter.

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

We have grown from 331 employees as of June 30, 2007 to 514 employees as of June 30, 2008. We have website operations, offices and customer support centers in Redwood City, California and Mesa, Arizona, and production facilities in Charlotte, North Carolina, Hayward, California (through early 2009), and a new facility in Phoenix, Arizona that is expected to be operational in early 2009. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

During 2008, we are in the process of implementing a new enterprise resource planning system (“ERP”) as part of our strategy to provide scale in our operations.  These projects are expensive, complex, and subject to delays.  If we are not able to effectively manage the deployment of this new ERP system, our results of operations, or our ability to provide timely financial reporting information may be harmed.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure for 4×6 prints in order to remain competitive.  In December 2007, one of our competitors lowered their list prices on 4×6 prints from $0.12 to $0.09.  During the second quarter of 2008, we began selling 4x6 prints at the promotional price of $0.15, versus our list price of $0.19.  We expect to continue to test this and other pricing, promotion and bundled service offerings, however, a significant drop in our 4×6 prices, without a corresponding increase in volume, or decreases in volume as a result of competitive pressures would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 19%, 20% and 19% of our net revenues in 2007, 2006 and 2005 respectively.   We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

•
Home printing service providers such as Hewlett-Packard, Epson, Canon, and Kodak that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace; and

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

At June 30, 2008, $48.8 million ($52.3 million par value) of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities ("ARS"). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

From the inception of our investments in these ARS in January 2008, through June 30, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions for ARS have failed.  Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.  At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  We believe we have the ability and intent to hold these ARS investments until the lack of liquidity in those markets is resolved.  As a result, we have classified the entire balance of ARS as non-current investments on its condensed consolidated balance sheet.

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

At June 30, 2008, we utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments.  This analysis indicated a fair value of $48.8 million.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent our estimates given available data as of June 30, 2008.  Based on this assessment of fair value, as of June 30, 2008 we determined there was a decline in fair value of its ARS investments of $3.4 million which was deemed temporary.

On an annual basis, for the last three years our cash flows generated from operating activities have been in excess of our capital expenditure requirements.  Accordingly, we continue to believe that we have sufficient liquid capital to fund our operations and capital requirements.  As of June 30, 2008, we have access to our cash and cash equivalents and our other liquid investments, totaling $40.6 million  In addition, in April 2008, to supplement our overall liquidity position, we entered into a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources.  As of June 30, 2008, no amounts have been drawn against this facility.

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

Our evergreen option pool is limited to the lesser of a) 4.62% of stock options issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.   In order to attract key personnel, in 2007 and during the first half of 2008, the Board authorized additional inducement stock option grants  and restricted stock awards totaling 515,000 to supplement our option pool.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our option pool.  Accordingly the Board may authorize additional inducement grants which could further dilute existing shareholders.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at a single third-party hosting facility in Santa Clara, California, and our production facilities are located in Charlotte, North Carolina, Hayward, California (through early 2009), and a new facility in Phoenix, Arizona that is expected to be operational in early 2009. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Hayward is located on, and Santa Clara is located near, a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance, however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations, although we are considering additional data centers in our facilities in Charlotte and our new facility in Phoenix, Arizona.  In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, like our June 2007 acquisition of Make it About Me! (“MIAM”), our January 2008 acquisition of Nexo and other technologies or services. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.  If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate or any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

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

As of June 30, 2008, we had 25 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

Through June 30, 2008, we have used approximately half of these proceeds to purchase capital equipment, acquire businesses, and for general operating purposes.  We expect to continue to use the remainder of the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures. In addition, we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 22, 2008. The following two proposals were adopted:

Proposal I: To elect the following directors of the Company to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

Nominee	For	Withheld
Philip Marineau	21,586,098	126,329
Patricia House	21,535,478	176,949

The following directors who were not nominees for election at this Annual Meeting will continue to serve on the Board of Directors of the Company: Jeffrey Housenbold, Nancy Schoendorf, Eric Keller, Stephen Killeen, and James White.

Proposal II: To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain
21,611,058	5,643	95,726

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

SHUTTERFLY, INC.
(Registrant)
Dated: July 31, 2008                                                                                  By:          /s/ Jeffrey T. Housenbold
                                                                                                                                    Jeffrey T. Housenbold,
                                                                                                                                    President and Chief Executive Officer
                                                                                                                                    (Principal Executive Officer and duly authorized signatory)

Dated: July 31, 2008                                                                                   By:       /s/ Mark J. Rubash
                                                                                                                                  Mark J. Rubash,
                                                                                                                                  Senior Vice President and Chief Financial Officer
                                                                                                                                  (Principal Accounting Officer and duly authorized signatory)

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