Form 10-Q
period 2008-09-30
SHUTTERFLY INC
filed 2008-10-31
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2008
Common stock, $0.0001 par value per share	25,072,312 shares

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
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$40,635	$122,582
Short-term investments	-	3,002
Accounts receivable, net	3,144	4,480
Inventories	3,271	4,788
Deferred tax asset, current portion	597	1,677
Prepaid expenses and other current assets	8,063	4,510
Total current assets	55,710	141,039
Long-term investments	47,420	-
Property and equipment, net	51,830	48,416
Goodwill and intangible assets, net	14,632	3,859
Deferred tax asset, net of current portion	23,792	13,294
Other assets	1,821	2,162
Total assets	$195,205	$208,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,026	$8,783
Accrued liabilities	12,654	18,724
Deferred revenue	9,167	8,699
Current portion of capital lease obligations	514	808
Total current liabilities	28,361	37,014
Other liabilities	1,093	1,083
Capital lease obligations, less current portion	22	107
Total liabilities	29,476	38,204
Commitments and contingencies (Note 7)
Stockholders' equity
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000 shares authorized; 25,071 and
24,805 shares issued and outstanding on September 30, 2008 and
December 31, 2007, respectively	2	2
Additional paid-in-capital	199,478	190,849
Accumulated other comprehensive loss	(3,139)	(12)
Deferred stock-based compensation	-	(28)
Accumulated deficit	(30,612)	(20,245)
Total stockholders' equity	165,729	170,566
Total liabilities and stockholders' equity	$195,205	$208,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	$35,953	$32,602	$105,738	$89,184
Cost of net revenues (1)	18,430	17,240	53,739	45,107
Gross profit	17,523	15,362	51,999	44,077
Operating expenses (1):
Technology and development	9,645	7,579	28,642	20,034
Sales and marketing	10,087	7,042	26,762	19,421
General and administrative	6,772	7,352	21,946	20,056
Total operating expenses	26,504	21,973	77,350	59,511
Loss from operations	(8,981)	(6,611)	(25,351)	(15,434)
Interest expense	(100)	(54)	(185)	(147)
Interest income	455	1,350	2,514	4,252
Loss before income taxes	(8,626)	(5,315)	(23,022)	(11,329)
Benefit from income taxes	5,915	2,001	12,655	4,515
Net loss	$(2,711)	$(3,314)	$(10,367)	$(6,814)

Net loss per share - basic and diluted	$(0.11)	$(0.14)	$(0.41)	$(0.28)

Weighted-average shares outstanding - basic and diluted	25,067	24,425	25,020	24,165

(1) Stock-based compensation is allocated as follows:

Cost of net revenues	$88	$46	$263	$123
Technology and development	610	162	1,539	618
Sales and marketing	645	267	1,559	580
General and administrative	1,087	549	2,974	1,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(10,367)	$(6,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,463	12,217
Amortization of intangible assets	1,370	217
Stock-based compensation, net of cancellations	6,335	2,808
Loss on disposal property and equipment	308	230
Deferred income taxes	(9,746)	(4,547)
Changes in operating assets and liabilities:
Accounts receivable, net	1,336	488
Inventories	1,518	(542)
Prepaid expenses and other current assets	(3,553)	(936)
Other assets	352	(1,677)
Accounts payable	(2,757)	(1,867)
Accrued and other liabilities	(6,087)	6,931
Deferred revenue	468	1,096
Net cash (used in) provided by operating activities	(3,360)	7,604

Cash flows from investing activities:
Purchases of property and equipment	(16,760)	(28,501)
Capitalization of software and website development costs	(3,239)	(2,417)
Acquisition of business and intangibles, net of cash acquired	(10,098)	(2,655)
Proceeds from sale of equipment	6	-
Proceeds from sale of short-term investments	3,002	(3,002)
Purchase of auction rate securities	(52,250)	-
Net cash used in investing activities	(79,339)	(36,575)

Cash flows from financing activities:
Principal payments of capital lease obligations	(378)	(1,871)
Proceeds from issuance of common stock upon exercise of stock options	1,130	3,390
Net cash provided by financing activities	752	1,519

Net decrease in cash and cash equivalents	(81,947)	(27,452)
Cash and cash equivalents, beginning of period	122,582	119,051
Cash and cash equivalents, end of period	$40,635	$91,599

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38	$168
Income taxes	511	760

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include provision for sales returns, intangible asset valuations and useful lives, excess and obsolete inventories, deferred tax valuation allowance, auction rate securities valuation, stock-based compensation, restructuring and legal contingencies among others. Actual results could differ from these estimates.

Marketable Securities

The Company evaluates declines in fair value of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the decline in fair value as “temporary” or “other-than-temporary.”  A temporary decline in fair value results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders equity.  Such an unrealized loss does not affect net income (loss) for the applicable accounting period.  An other-than–temporary decline in fair value is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period.  The differentiating factors between these classifications include the length of time and extent to which the market value has been less than cost, the financial condition of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. Accordingly, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

The Company’s policy is to recognize interest and/or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

The Company is subject to taxation in the United States, California, North Carolina, New Jersey, New York, Minnesota, and Arizona. The Company is subject to examination for tax years including and after 2003 for the United States, 2004 for California, and 2007 for the remaining jurisdictions.

Comprehensive Loss

Comprehensive loss consists of certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on available for sale marketable securities are included in accumulated other comprehensive loss.

The components of accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized loss in investments, net of tax	$(904)	$(20)	$(3,127)	$(2)
Net loss	(2,711)	(3,314)	(10,367)	(6,814)
Total comprehensive loss	$(3,615)	$(3,334)	$(13,494)	$(6,816)

        Unrealized loss in investments for the three months ended September 30, 2008 and 2007 are net of tax benefit of ($487) and ($11) respectively.  Unrealized loss in investments for the nine months ended September 30, 2008 and 2007 are net of tax benefit of ($1,684) and ($1) respectively.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the FASB issued a staff position which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those that were recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of FAS 157 with respect to its financial assets and liabilities only.  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three input levels, of which the first two are considered observable and the last unobservable, as follows:

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

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2008, the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company has not elected to adopt the fair value option under this Statement.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company does not expect the adoption of FAS 141R will have a material effect on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 will have a material effect on its financial position and results of operations.

        In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets".  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company does not expect the adoption of FSP 142-3 will have a material effect on its financial position and results of operations.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the nine months ended September 30, 2008, is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2007	5,642	$13.39
Granted	338	15.73
Exercised	(200)	2.96
Forfeited, cancelled or expired	(89)	15.37
Balances, March 31, 2008	5,691	$13.86	8.2	$21,746
Granted	147	13.51
Exercised	(55)	9.14
Forfeited, cancelled or expired	(57)	20.88
Balances, June 30, 2008	5,726	$13.83	8.0	$13,610
Granted	109	10.86
Exercised	(6)	5.95
Forfeited, cancelled or expired	(256)	19.34
Balances, September 30, 2008	5,573	$13.53	7.6	$7,183
Options vested and expected to vest at September 30, 2008	5,181	$13.09	7.5	$7,159
Options vested at September 30, 2008	2,788	$9.27	6.7	$6,448

During the three months ended September 30, 2008, the Company granted options to purchase an aggregate of 109,000 shares of common stock with an estimated weighted-average grant-date fair value of $4.35 per share. The total intrinsic value of options exercised during the three months ended September 30, 2008 was $24,000. Net cash proceeds from the exercise of stock options were $36,000 for the three months ended September 30, 2008. As permitted by SFAS No. 123R, the Company has deferred the recognition of its excess tax benefit from non-qualified stock option exercises and disqualifying dispositions from incentive stock option exercises.  As of September 30, 2008, there were approximately 568,000 shares available for grant under the 2006 Equity Incentive Plan (the “2006 Plan”).

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and nine months ended September 30, 2008 and September 30, 2007, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Dividend yield	—	—	—	—
Annual risk free rate of return	2.9%	4.2%	2.6%	4.6%
Expected volatility	48.8%	44.8%	50.4%	42.0%
Expected term (years)	4.7	4.4	4.4	4.3

Employee stock-based compensation expense recognized in the three months ended September 30, 2008, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2008, is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2007	—	$—
Granted	231	19.83
Vested	—	—
Forfeited, cancelled or expired	—	—
Balances, March 31, 2008	231	$19.83
Granted	512	14.12
Vested	—	—
Forfeited, cancelled or expired	—	—
Balances, June 30, 2008	743	$15.90
Granted	68	10.00
Vested	—	—
Forfeited, cancelled or expired	(47)	14.19
Balances, September 30, 2008	764	$15.40

Included in the RSU grants for the nine months ended September 30, 2008 are 98,000 RSUs that had both performance and service vesting criteria (“PBRSU”).  The performance condition is tied to the Company’s future performance, and the service criteria are consistent with the vesting described in the 2006 Plan.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inducement Awards

Included in the stock option and restricted stock unit activity above, in the nine month period ended September 30, 2008, the Company granted inducement stock option awards and restricted stock units to an executive.  These inducement grants were approved by the Company’s Board of Directors and were not issued under a shareholder approved plan.  A total of 129,000 options to purchase common stock and 7,000 restricted stock units were granted under this nonqualified agreement.  These grants have a 10 year term, and vest over a four year period from the initial date of hire of the executive, in a manner consistent with awards granted under the 2006 Plan.  Included in the three month period ended September 30, 2008 are 50,000 previously issued inducement stock option awards which have been forfeited pursuant to the termination of an executive.

At September 30, 2008, the Company had $27,396,000 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock options and awards that will be recognized over a weighted-average period of approximately two and a half years.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Historical net loss per share:
Numerator
Net loss	$(2,711)	$(3,314)	$(10,367)	$(6,814)

Denominator
Weighted-average common shares outstanding	25,067	24,434	25,022	24,182
Less: Weighted-average unvested common shares subject to repurchase	(0)	(9)	(2)	(17)

Denominator for basic net loss per share	25,067	24,425	25,020	24,165

Dilutive effect of stock options, restricted stock units and shares subject to repurchase	—	—	—	—
Denominator for diluted net loss per share	25,067	24,425	25,020	24,165

Net loss per share — basic and diluted	$(0.11)	$(0.14)	$(0.41)	$(0.28)

The following weighted-average outstanding options, common stock subject to repurchase and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Options to purchase common stock, common stock subject to repurchase and restricted stock units	6,443	5,276	6,108	5,248

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurement

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of September 30, 2008 (in thousands):

	September 30, 2008
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$34,030	$34,030	$—	$—
Long-term investments:
Auction rate securities	47,420	—	—	47,420
Total financial assets	$81,450	$34,030	$—	$47,420

The Company’s non-current auction rate securities make up the majority of the Company’s combined financial assets subject to fair value measurement and are the only securities valued under the Level 3 hierarchy.  Auction-rate securities (“ARS”) are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

From the inception of these investments in ARS in January 2008 through September 30, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions have failed.  Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the securities are called by the issuer or a buyer is found outside of the auction process.  At the time of the initial investment and through the date of this report, all of these auction rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (“FFELP”).  The Company believes it has the ability and intent to hold these ARS investments until the lack of liquidity in these markets is resolved.  As a result, the Company has classified the entire balance of ARS as non-current investments on its condensed consolidated balance sheet.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS investments no longer approximates par value.

At September 30, 2008, the Company utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments.  This analysis indicated a fair value of $47.4 million.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent the Company’s estimates given available data as of September 30, 2008.  Based on this assessment of fair value, as of September 30, 2008 the Company determined there was a decline in fair value of its ARS investments of $4.8 million which was deemed temporary.  That amount has been recorded net of tax, as a component of other comprehensive income.  If in the future, the Company concludes that the impairment is other-than-temporary, there would be a charge to the income statement equal to the amount of the unrealized loss at the time that conclusion was made.

The following table provides a summary of changes in fair value of the Company’s ARS investments (Level 3) as of September 30, 2008 (in thousands):

Balance at December 31, 2007	$—
Purchase of ARS investments	52,250
Unrealized loss included in other comprehensive income	(4,830)
Balance at September 30, 2008	$47,420

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Balance Sheet Components

Property and Equipment

	September 30, 2008	December 31, 2007
	(in thousands)
Computer and other equipment	$76,978	$66,663
Software	8,526	6,089
Leasehold improvements	8,703	7,952
Furniture and fixtures	2,561	2,282
Capitalized software and website development costs	10,246	6,656
	107,014	89,642
Less: Accumulated depreciation and amortization	(55,184)	(41,226)
Net property and equipment	$51,830	$48,416

Property and equipment includes $3,356,000 and $5,121,000 of equipment under capital leases at September 30, 2008 and December 31, 2007, respectively. Accumulated depreciation of assets under capital leases totaled $2,893,000 and $3,798,000 at September 30, 2008 and December 31, 2007, respectively.

Depreciation and amortization expense totaled $6,226,000 and $4,749,000 for the three months ended September 30, 2008 and 2007, respectively. Depreciation and amortization expense totaled $17,463,000 and $12,217,000 for the nine months ended September 30, 2008 and 2007, respectively.

As a result of the Company’s decision to close its Hayward facility, the Company will accelerate the depreciation of leasehold improvements at the Hayward facility totaling approximately $800,000 as of the announcement date of July 2008, through the closure date in early 2009.  For the three months ended September 30, 2008, the Company recorded $158,000 of accelerated depreciation for these leasehold improvements.

Accrued Liabilities

	September 30, 2008	December 31, 2007
	(in thousands)
Accrued marketing expenses	$2,954	$4,101
Accrued compensation	2,893	3,053
Accrued purchases and production facility expenses	1,710	4,697
Accrued sales taxes	1,109	3,682
Accrued consultant expenses	1,054	1,516
Accrued other	2,934	1,675
	$12,654	$18,724

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Restructuring

  In July 2008, the Company announced that effective in early 2009, it would close its Hayward production facility and begin operations at a new manufacturing facility to be located in Phoenix, Arizona.  As a result of this decision, the Company incurred approximately $80,000 in contractual lease termination costs which was recorded in the second quarter of the fiscal year.  The Company will also incur $794,000 in severance costs, which will be recognized ratably over the period from the severance communication date in July 2008, through the facility closure date in early 2009.  As of September 30, 2008, the Company has recognized $240,000 in severance costs.  The Company expects to incur up to $200,000 in additional costs associated with the relocation of certain employees, which will be expensed as incurred in 2009.

Accrued liabilities related to restructuring actions consist of (in thousands):
	Facility Closure Costs	Workforce Reduction Costs	Total
Balance, December 31, 2007	$-	$-	$-
Restructuring charges	80	240	320
Payments	-	-	-
Balance, September 30, 2008	$80	$240	$320

Note 7 — Commitments and Contingencies

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

Line of Credit

In April 2008, the Company entered into a line of credit facility (the “Facility”) with JPMorgan Chase Bank, N.A.  The Facility is a $20.0 million 364-day revolving line of credit, and is collateralized by substantially all of the assets of the Company.  The Company will use amounts borrowed under the Facility, if any, to finance the company’s working Capital needs and for general corporate purposes, including future acquisitions.  As of September 30, 2008, the Company has not drawn on the line of credit.  The Company incurred $236,000 of Facility origination costs which have been capitalized within prepaid expenses and will be amortized over the 12 month term of the Facility.

Legal Matters
On or about June 18, 2007, Fotomedia Technologies, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Fotomedia Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  In lieu of answering the Fotomedia Complaint, the Company moved to dismiss it by joining in a motion filed by co-defendant Photobucket.com, Inc.  While the motion was pending and not yet decided, on or about November 6, 2007, Fotomedia filed an Amended Complaint.  The Amended Complaint likewise alleges infringement of the same three patents and seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  However, the amended complaint dropped the allegations of willful infringement against the Company in connection with one of the patents-at-issue.  Defendants moved to dismiss the Amended Complaint as well.  The motion was denied by the Court, and the Company subsequently filed an answer to the Amended Complaint on October 8, 2008, as well as counterclaims seeking declarations of non-infringement and invalidity of the patents-in-suit.  The Court has set a schedule in this matter, which includes a trial date of November 2, 2009.  At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Parallel Networks Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  The Company filed an answer to the complaint on April 29, 2008.  Plaintiff has moved to consolidate this case with an earlier case filed against Netflix, Inc., et al., which the Company has opposed.  A hearing on this motion is set for November 6, 2008.  In addition, the Company has joined a motion to stay the litigation based on pending reexaminations of the patents-in-suit filed in the U.S. Patent & Trademark Office.  A hearing on this motion is also set for November 6, 2008.  The Court has set a schedule in this matter, which includes a trial date of March 2, 2010.  At this time, the Company does not believe that the amount of potential loss, if any, is reasonably estimable.

  From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. At September 30, 2008, in the opinion of management, there are no other matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 8 — Acquisition

Nexo Systems, Inc ..  On January 4, 2008, the Company acquired all of the outstanding shares of Nexo Systems, Inc. ("Nexo") for total aggregate cash purchase price of $10.1 million, including $0.1 million in fees; and $4.0 million in restricted stock.   Nexo has developed and launched an internet-based platform, whereby groups can create customized, content-rich personal and group websites.  The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill.  The restricted stock award was granted to the Nexo founders contingent upon their continued employment for a period of two years.  As a result, the $4.0 million will be recognized as stock-based compensation over the two year service period.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total purchase price of $5.1 million was allocated to developed technology and is being amortized over an estimated useful life of five years, and $0.1 million was allocated to all other assets and liabilities acquired.  No amount was allocated to in-process research and development.  The remaining excess purchase price of approximately $4.9 million was allocated to goodwill.  In addition, $2.0 million was recorded as a deferred tax liability representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill.  The results of operations for the acquired business have been included in the condensed consolidated statement of operations for the period subsequent to our acquisition of Nexo.  Nexo's results of operations for periods prior to this acquisition were not material to the condensed consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

The following table provides a summary of the activity of the Company’s goodwill and intangible asset balances due to the additions from the Nexo acquisition (in thousands):

	December 31, 2007	Additions	Accumulated Amortization	September 30, 2008
Purchase technology	$3,350	$5,100	$(1,965)	$6,485
Customer relationships	990	-	(357)	633
Licenses and other	186	70	(94)	162
Total intangible assets, net	$4,526	$5,170	$(2,416)	$7,280

Goodwill	$379	$6,973	-	$7,352

Note 9 — Intellectual Property Cross-Licensing Agreement

 On September 17, 2008, the Company entered into a multi-million dollar cross-licensing agreement for intellectual property with a digital imaging company.  Under the terms of the agreement, the digital imaging company has rights to use the Company’s current and pending patented technology and processes.  In addition, the Company has rights to use certain of the digital imaging company’s pending patented technology and processes.

As consideration for the rights under the agreement, the digital imaging company will pay fees due under the agreement in two installments of which the first installment was paid in September 2008 and the remaining installment is due in September 2009.  Such amounts are and will be recognized as a reduction of general and administrative expense as each installment becomes due and payable.

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

Note 10 — Subsequent Event

In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”).  As a UBS client who holds Auction Rate Securities ("ARS"), if the Company accepts the Offer it will receive ARS Rights, which will entitle the Company to sell ARS to USB affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates will have the discretionary right to sell the Company's eligible ARS on the Company's behalf, without prior notification, at any time before the expiration of the related ARS Right, so long as the Company receives par value for the sold ARS. The Offer is non-transferable and expires on November 14, 2008.  The Company is currently evaluating the Offer and its potential financial statement impact.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, revenue trends, average order value, number of orders, number of customers, operating expenses as a percentage of net revenues, the effect of capital expenditures on our results of operations , effective tax rates, realization of deferred tax assets, the sufficiency of our cash and cash equivalents balances and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Our corporation was formed in 1999 and we have experienced rapid growth since launching our service in December 1999. During the three months ended September 30, 2008, we fulfilled more than 1.6 million orders, to approximately 916,000 customers, at an average order value of more than $21 per order.

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

To further understand revenue trends, we monitor several key metrics including:

Total Customers.   We closely monitor total customers as a key indicator of demand.  Total customers include the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Gallery and Shutterfly Share), and by conducting integrated marketing and advertising programs.  Total customers have increased on an annual basis each year since inception, and we anticipate that this trend will continue.

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

Cost of Net Revenues.   Cost of net revenues consist primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of acquired developed technology and capitalized website development costs.  Beginning in July 2008, costs of net revenues also include certain costs associated with the closure of our Hayward manufacturing and production facility.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period.  To date, all of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.

Interest Expense.    Interest expense consists of interest costs recognized under our capital lease obligations and other borrowings as well as costs associated with our working capital line of credit.

Interest Income.   Interest income consists of the interest earned on our cash and investment accounts.

Income Taxes .   Historically, we have only been subject to taxation in the United States because we only operate within the United States.  We expect our full year 2008 effective tax rate to range from 22% to 50%.

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

Revenue Recognition.   We generate revenues primarily from the printing and shipping of prints and other photo-based products, and referral fees. We generally recognize revenues from product sales upon shipment when persuasive evidence of an arrangement exists (typically through the use of a credit card or receipt of a check), the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders. We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data.  During the nine month period ended September 30, 2008, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are included in net revenues. Production costs related to free products are included in costs of revenues upon redemption.  Shipping charged to customers is recognized as revenue at the time of shipment.  Revenue from referral fees for click-throughs is recognized in the period that the click-through impression is delivered.

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

Software and Website Development Costs.   We capitalize eligible costs associated with software developed or obtained for internal use in accordance with the AICPA Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF Issue No. 00-2 "Revenue Arrangements with Multiple Deliverables". Accordingly, payroll and payroll-related costs, including stock based compensation, incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is generally three years. Costs associated with minor enhancements and maintenance for our website are expensed as incurred.

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

Results of Operations
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net revenues	100%	100%	100%	100%
Cost of revenues	51%	53%	51%	51%

Gross profit	49%	47%	49%	49%
Operating expenses:
Technology and development	27%	23%	27%	22%
Sales and marketing	28%	22%	25%	22%
General and administrative	19%	23%	21%	22%

Loss from operations	(25)%	(21)%	(24)%	(17)%
Interest expense	0%	0%	0%	0%
Other income (expense), net	1%	4%	2%	5%

Loss before income taxes	(24)%	(17)%	(22)%	(12)%
Benefit from income taxes	16%	6%	12%	5%

Net loss	(8)%	(11)%	(10)%	(7)%

Comparison of the Three and Nine Month Periods Ended September 30, 2008 and 2007
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Net revenues	$35,953	$32,602	10%	$105,738	$89,184	19%
Cost of net revenues	18,430	17,240	7%	53,739	45,107	19%
Percentage of net revenues	51%	53%		51%	51%

     Net revenues increased $3.4 million, or 10%, for the three months ended September 30, 2008, as compared to the same period in 2007. Net revenues increased $16.6 million, or 19% for the nine months ended September 30, 2008, as compared to the same period in 2007. Revenue growth was attributable to the increases in both print and personalized products and services revenues. Personalized products and services revenues (“PPS”) increased $4.8 million, or 32%, to $19.4 million for the three months ended September 30, 2008 as compared to the same period in 2007. PPS increased $14.1 million, or 33%, to $57.5 million for the nine months ended September 30, 2008 as compared to the same period in 2007. This change was primarily the result of increased sales of photo books and greeting cards, as well as an increase in referral fees. PPS made up 54% of net revenues for the three months ended September 30, 2008, up from 45% for the same period in 2007. PPS made up 54% of net revenues for the nine months ended September 30, 2008, up from 49% for the same period in 2007. Print revenues decreased $1.4 million, or 8%, to $16.6 million for the three months ended September 30, 2008 as compared to the same period in 2007. Print revenues increased $2.5 million, or 5%, to $48.3 million for the nine months ended September 30, 2008 as compared to the same period in 2007. During the third quarter of 2008, we made a permanent price adjustment on 4x6 prints, lowering the list price from $0.19 to $0.15 and we also reduced the lowest tier in our prepaid plan to $0.10.  Net revenue increases were also the result of year-over-year increases in customers and average order value (“AOV”), while total orders were flat.  Average order value improvement was a result of a continued mix shift from prints to higher value personalized products particularly on photo books.

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(In thousands, except AOV amounts)
Customers	916	844	72	9%
Orders	1,656	1,661	(5)	--
Average order value	$21.71	$19.63	$2.08	11%

Cost of net revenues increased $1.2 million, or 7%, for the three months ended September 30, 2008 as compared to the same period in 2007. As a percentage of net revenues, cost of net revenues decreased from 53% to 51% for the same comparable period, which increased gross margin from 47% in the third quarter of 2007 to 49% in the third quarter of 2008.  Improvement in margin is primarily a result of continued labor efficiencies from our Charlotte plant, improvements in both material and shipping costs and reduced costs for equipment rentals.  Cost of net revenues increased $8.6 million, or 19%, for the nine months ended September 30, 2008 as compared to the same period in 2007. As a percentage of net revenues, cost of net revenues remained flat at 51% for the same comparable period, as did gross margin at 49% in the first three quarters of 2007 and the first three quarters of 2008. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, fixed costs associated with operating two manufacturing facilities in the first two quarters of 2008 versus one facility in 2007, and the impact of intangible amortization from the Nexo acquisition which was not included in the nine months ended September 30, 2007.  In addition, we incurred approximately $0.2 million in accelerated tenant improvement depreciation and $0.2 million in employee severance costs associated with the closure of our Hayward manufacturing facility which was announced during the three months ended September 30, 2008.  These costs were offset in part by savings in labor, shipping, and materials costs reflecting efficiencies realized in our Charlotte facility, and other negotiated cost reductions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Technology and development	$9,645	$7,579	27%	$28,642	$20,034	43%
Percentage of net revenues	27%	23%		27%	22%
Sales and marketing	10,087	7,042	43%	26,762	19,421	38%
Percentage of net revenues	28%	22%		25%	22%
General and administrative	6,772	7,352	(8)%	21,946	20,056	9%
Percentage of net revenues	19%	23%		21%	22%

        Our technology and development expense increased $2.1 million, or 27%, for the three months ended September 30, 2008 as compared to the same period in 2007. As a percentage of net revenues, this expense increased from 23% to 27% for the same comparable period. For the nine months ended September 30, 2008, technology and development expense increased $8.6 million, or 43%, as compared to the same period in 2007. As a percentage of revenue, technology and development expense for the nine months ended September 30, 2008 increased from 22% to 27% for the same comparable period. The overall increase in technology and development expense was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which totaled $0.4 million and $2.5 million, respectively.   For the three and nine month periods ended September 30, 2008, depreciation expenses increased $0.7 million and $3.2 million, and repair and maintenance expenses and co-location expenses increased $0.6 million and $1.7 million, respectively, related to our investments in website infrastructure hardware and bandwidth to support our continued revenue growth.  In addition, for the nine months ended September 30, 2008, we incurred a loss on disposal of previously capitalized software development costs due to that technologies obsolescence totaling $0.3 million.  Stock-based compensation expense was $0.6 million and $1.5 million in the three months and nine months ended September 30, 2008, compared to $0.2 million and $0.6 million in the three months and nine months ended September 30, 2007.

Our sales and marketing expense increased $3.0 million, or 43%, for the three months ended September 30, 2008 as compared to the same period in 2007. As a percentage of net revenues, this expense increased from 22% to 28% for the same comparable period. For the nine months ended September 30, 2008, sales and marketing expense increased $7.3 million, or 38%, as compared to the same period in 2007. This expense increased as a percentage of net revenues from 22% to 25% for the same comparable period. Personnel and related costs for employees and consultants increased by $0.6 million and $2.1 million due to increased headcount.  Our expenditures incurred on customer acquisition and promotion costs increased by $2.1 million and $4.1 million for the three months and nine months ended September 30, 2008.  Increases are primarily associated with expanded online media and direct response marketing campaigns, along with an expansion of our internal marketing team.   In addition, stock-based compensation expense was $0.6 million and $1.6 million in the three months and nine months ended September 30, 2008, compared to $0.3 million and $0.6 million in the same periods of 2007.

Our general and administrative expense decreased $0.6 million, or 8%, for the three months ended September 30, 2008 as compared to the same period in 2007. This expense decreased as a percentage of net revenues from 23% to 19%. For the nine months ended September 30, 2008, general and administrative expense increased $1.9 million, or 9%, as compared to the same period in 2007. This expense decreased as a percentage of net revenues from 22% to 21%. Personnel and related costs for employees remained flat and increased by $0.7 million for the three months and nine months ended September 30, 2008 as compared to the same periods in 2007 reflecting increased hiring in 2008 and an increase in stock-based compensation to $1.1 million and $3.0 million, in 2008, compared to $0.5 million and $1.5 million in 2007. Accounting and legal fees were flat and increased by $0.8 million for the three months and nine months ended September 30, 2008 as compared to the same periods in 2007. Payment processing fees paid to third parties were flat and increased by $0.2 million during the three months and nine months ended September 30, 2008 as compared to the same periods in 2007.  Building rent and building management fees increased $0.3 million and $0.6 million, and depreciation increased $0.2 million and $0.6 million during the three months and nine months ended September 30, 2008 as compared to the same periods in 2007.  Increases are attributable to our office lease expansion and ERP implementation which is offset by efficiencies from our Sarbanes-Oxley compliance efforts and reduced contractor utilization.  Also offsetting general and administrative expenses for the three months ended September 30, 2008 was the first of two installment payments from a multi-million dollar cross-licensing agreement entered into with a digital imaging company.  We expect to recognize the remaining installment under the agreement when the amount is received in the third quarter of 2009.  Included in the general and administrative expenses for the nine months ended September 30, 2008 was the receipt of the first annual installment received in the first quarter of 2008 from a multi-million dollar intellectual property cross-licensing agreement with American Greetings, Inc.  We expect to recognize the remaining two installments under the agreement when those amounts are received in the first quarter of both fiscal year 2009 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Interest expense	$(100)	$(54)	$(46)	$(185)	$(147)	$(38)
Interest income	455	1,350	(895)	2,514	4,252	(1,738)

Interest expense increased by $46,000 or 85% and increased $38,000 or 26% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, due primarily to a decrease in interest expense on capitalized lease obligations.  For the three and nine months ended September 30, 2008, $88,000 and $0.1 million has been amortized associated with the line of credit origination costs.

Interest income decreased by $0.9 million or 66% and $1.7 million or 41% for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  This decrease for both the three and nine month periods was the result of an overall lower yield on our investment portfolio, including our auction rate securities, relative to our investment balances in the comparable prior year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Benefit from income taxes	$5,915	$2,001	$12,655	$4,515
Effective tax rate	69%	38%	55%	40%

The benefit from income taxes was $5.9 million and $12.7 million for the three and nine months ended September 30, 2008, compared to benefits of $2.0 million and $4.5 million for the same periods in 2007.  The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law on October 3, 2008.  Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.  The effects of the change in the tax law will be recognized in our fourth quarter, which is the quarter the law was enacted.  We are currently in the process of analyzing the impact of the new law.  We also are subject to tax rate sensitivities due to the fixed nature of our remaining permanent tax differences.

As of September 30, 2008, we had approximately $34 million of federal and $31 million of California net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2014 for federal and California tax purposes, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Loss before income taxes	$(8,626)	$(5,315)	62%	$(23,022)	$(11,329)	103%
Net loss	(2,711)	(3,314)	(18)%	(10,367)	(6,814)	52%

     Net loss decreased by $0.6 million, or 18% and increased $3.6 million, or 52%, for the three and nine months ended September 30, 2008 as compared to the same period in 2007.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$16,760	$28,501
Capitalization of software and website development costs	3,239	2,417
Depreciation and amortization	18,833	12,434
Net cash flows (used in) provided by operating activities	(3,360)	7,604
Net cash flows used in investing activities	(79,339)	(36,575)
Net cash flows provided by financing activities	752	1,519

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

Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $80.9 million of proceeds, net of underwriters’ discount, which we received on October 4, 2006. At September 30, 2008, we had $40.6 million of cash and cash equivalents. Cash equivalents are comprised of money market funds.

At September 30, 2008, $47.4 million ($52.3 million par value) of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities ("ARS"). ARS are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

From the inception of our investments in these ARS in January 2008, through September 30, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions for ARS have failed.  Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities are called by the issuer or a buyer is found outside of the auction process.  At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  We believe we have the ability and intent to hold these ARS investments until the lack of liquidity in those markets is resolved.  As a result, we have classified the entire balance of ARS as non-current investments on our condensed consolidated balance sheet.

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

At September 30, 2008, we utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments.  This analysis indicated a fair value of $47.4 million.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent our estimates given available data as of September 30, 2008.  Based on this assessment of fair value, as of September 30, 2008 we determined there was a decline in fair value of its ARS investments of $4.8 million which was deemed temporary.  If in the future, we conclude that the impairment is other-than-temporary, there would be a change to our income statement equal to the amount of the unrealized loss at the time that conclusion was made.

In October 2008, we received an offer (the “Offer”) from UBS AG (“UBS”).  As a UBS client who holds Auction Rate Securities ("ARS"), if we accept the Offer we will receive ARS Rights, which will entitle us to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates will have the discretionary right to sell our eligible ARS on our behalf, without prior notification, at any time before expiration of the related ARS Right, so long as we receive par value for the sold ARS.  The Offer is non-transferable and expires on November 14, 2008.  We are currently evaluating the Offer and its potential financial statement impact.

On an annual basis, for the last three years our cash flows generated from operating activities have been in excess of our capital expenditure requirements.  Accordingly, we continue to believe that we have sufficient liquid capital to fund our operations and capital requirements.  As of September 30, 2008, we have access to our cash and cash equivalents and our other liquid investments, totaling $40.6 million. In addition, in April 2008, to supplement our overall liquidity position, we entered into a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources.  As of September 30, 2008, no amounts had been drawn against that facility.

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

We anticipate that total capital expenditures will approximate $26 million in 2008.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures, while significant, is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities. For the nine months ended September 30, 2008, net cash used in operating activities was $3.4 million, primarily due to our net loss of $10.4 million and the net change in operating assets and liabilities of $8.7 million, adjusted for non-cash items including $18.8 million of depreciation and amortization expense, $9.7 million of benefit from income taxes and $6.3 million of stock-based compensation.

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

Investing Activities. For the nine months ended September 30, 2008, net cash used in investing activities was $79.3 million.  We used $20.0 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our California and North Carolina facilities, and capitalized website development costs.  An additional $52.3 million was used to purchase auction rate securities, offset by $3.0 million in proceeds from the sale of the short term investments. We also paid $10.1 million in cash consideration to acquire Nexo.

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

Financing Activities. Our financing activities for the nine months ended September 30, 2008 provided cash of $0.7 million, primarily from $1.1 million of proceeds from issuance of common stock less cash used of $0.4 million of principal payments on capital lease obligations.

Our financing activities for the nine months ended September 30, 2007 provided cash of $1.5 million, primarily from $3.4 million of proceeds from issuance of common stock less cash used of $1.9 million of principal payments on capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  As part of our June 2007 acquisition of Make It About Me! (“MIAM”), we agreed to make additional earnout payments if certain milestones are achieved through December 2008.  As of September 30, 2008, the total potential remaining earnout payment is $0.4 million.

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

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. We do not expect the adoption of FAS 141R to have a material effect on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of FAS 160 to have a material effect on our financial position or results of operations.

  In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets".  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We do not expect the adoption of FSP 142-3 to have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.  We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents and are carried at market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity.

As of September 30, 2008, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

At September 30, 2008, we held auction rate security investments which were AAA rated and 90% of the underlying assets were backed by FFELP.  Due to the recent uncertainties in the credit market, these securities have been rendered temporarily illiquid, and the fair value of those investments is currently estimated to be $4.8 million below par value.  We have classified these ARS investments as long-term assets which reflect our ability and intent to hold these investments until the lack of liquidity in those markets is resolved.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as indicated below.

During the third quarter of 2008, we completed our implementation of our new enterprise resource planning system.  This is part of our strategy to provide scale in our operations, thereby improving our internal controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about June 18, 2007, Fotomedia Technologies, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging patent infringement.  The Fotomedia Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  In lieu of answering the Fotomedia Complaint, we moved to dismiss it by joining in a motion filed by co-defendant Photobucket.com, Inc.  While the motion was pending and not yet decided, on or about November 6, 2007, Fotomedia filed an Amended Complaint.  The Amended Complaint likewise alleges infringement of the same three patents and seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  However, the amended complaint dropped the allegations of willful infringement against us in connection with one of the patents-at-issue.  Defendants moved to dismiss the Amended Complaint as well.  The motion was denied by the Court, and we subsequently filed an answer to the Amended Complaint on October 8, 2008, as well as counterclaims seeking declarations of non-infringement and invalidity of the patents-in-suit.  The Court has set a schedule in this matter, which includes a trial date of November 2, 2009.  At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging patent infringement.  The Parallel Networks Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  We filed an answer to the complaint on April 29, 2008.  Plaintiff has moved to consolidate this case with an earlier case filed against Netflix, Inc., et al., which we have opposed.  A hearing on this motion is set for November 6, 2008.  In addition, we have joined a motion to stay the litigation based on pending reexaminations of the patents-in-suit filed in the U.S. Patent & Trademark Office.  A hearing on this motion is also set for November 6, 2008.  The Court has set a schedule in this matter, which includes a trial date of March 2, 2010.  At this time, we do not believe that the amount of potential loss, if any, is reasonably estimable.

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. At September 30, 2008, in the opinion of management, there are no other matters that are expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

We also base our operating expense budgets on expected net revenue trends. A portion of our expenses, such as office, lab facility, and various equipment leases and various personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

In addition, our operations and performance depend on general economic conditions.  The U.S. economy recently experienced, and could continue to experience, an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among others, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.  As a result, given the combination of the current economic conditions, very low consumer sentiment, limited discretionary funds and an abbreviated shopping period, we believe that this fourth quarter will be our most challenging on record and that our top-line results will be difficult to predict.

Our limited operating history makes it difficult to assess the exact impact of the seasonal factors on our business or the extent to which our business is susceptible to cyclical fluctuations in the U.S. economy. In addition, our historically rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our future operating results.

Economic trends could adversely affect our financial performance.

    We are subject to macro-economic fluctuations in the U.S. economy.  Recent macro-economic issues involving the broader financial markets, including the housing and credit system and the liquidity issues in the auction rate securities that we have invested in, have negatively impacted the economy and may negatively affect our growth.  In addition, weak economic conditions and declines in consumer spending and consumption may harm operating results.  Purchases of our products are often discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.

    If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total capital expenditures will approximate $26 million in 2008, a portion of which we expect will be used to add manufacturing capacity.  During 2007, we opened a new manufacturing and production plant in Charlotte, North Carolina, and in July 2008 we announced that we will be closing our Hayward, California production facility in early 2009 and expect to begin operations in a new manufacturing and production facility in Phoenix, Arizona by April 1, 2009.  Operational difficulties, such as a significant interruption in the operation or opening of any of our plants could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In connection with the start-up of our new Phoenix manufacturing and production plant,  there could be unforeseen construction, scheduling, engineering, cost or other problems with the build-out of the facility where the plant will be located that could cause the operation commencement date to differ significantly from initial expectations.  Any significant delay in the commencement of operations at the new plant could cause a delay in our production requirements and harm our business, financial condition and results of operations. The new plant could also experience other operational disruptions, including telecommunications system problems, disruptions in transitioning fulfillment orders and problems or increased expenses associated with operating the new plant, which could harm our business, financial condition and results of operations.

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

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•
general economic conditions, including higher inflation and the possibility of a recession and economic slowdown in the U.S. and worldwide, as well as those economic conditions specific to the Internet and ecommerce industries

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our website and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	our ability to sustain our profit margins, and our ability to diversify our product offerings and sell to consumers photo-based products such as photo books, calendars and cards;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or website;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays;

•	volatility in our stock price, which may lead to higher stock-based compensation expense;

•	consumer preferences for digital photography services;

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products; and

•	macroeconomic and geopolitical events such as recession, inflation, war, threat of war or terrorist actions.

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

We have grown from 403 employees as of September 30, 2007 to 512 employees as of September 30, 2008. We have website operations, offices and customer support centers in Redwood City, California and Mesa, Arizona, and production facilities in Charlotte, North Carolina, Hayward, California (through early 2009), and a new facility in Phoenix, Arizona that is expected to be operational in early 2009. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

We recently implemented a new enterprise resource planning system ("ERP") as part of our strategy to provide scale in our operations.  The ERP system is complex and could have flaws that could negatively impact our business and operations.  Moreover, our internal processes may not be entirely compatible with the ERP system, which may require additional resources to ensure compatibility.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure for 4×6 prints in order to remain competitive.  In December 2007, one of our competitors lowered their list prices on 4×6 prints from $0.12 to $0.09.  During the third quarter of 2008, we lowered the list price of 4x6 prints from $0.19 to $0.15 based on the favorable results of a promotion in the second quarter of 2008.  We expect to continue to test other pricing, promotion and bundled service offerings, however, a significant drop in our 4×6 prices, without a corresponding increase in volume, or decreases in volume as a result of competitive pressures would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

At September 30, 2008, $47.4 million ($52.3 million par value) of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities ("ARS"). ARS are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.”  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

From the inception of our investments in these ARS in January 2008, through September 30, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions for ARS have failed.  Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities are called by the issuer or a buyer is found outside of the auction process.  At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (FFELP).  We believe we have the ability and intent to hold these ARS investments until the lack of liquidity in those markets is resolved.  As a result, we have classified the entire balance of ARS as non-current investments on its condensed consolidated balance sheet.

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

At September 30, 2008, we utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments.  This analysis indicated a fair value of $47.4 million.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent our estimates given available data as of September 30, 2008.  Based on this assessment of fair value, as of September 30, 2008 we determined there was a decline in fair value of its ARS investments of $4.8 million which was deemed temporary.   If in the future, we conclude that the impairment is other-than-temporary, there would be a charge to our income statement equal to the amount of the unrealized loss at the time that conclusion was made.

In October 2008, we received an offer (the “Offer”) from UBS AG (“UBS”).  As a UBS client who holds Auction Rate Securities ("ARS"), if we accept the Offer we will receive ARS Rights, which will entitle us to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates will have the discretionary right to sell our eligible ARS on our behalf, without prior notification, at any time before expiration of the related ARS Right, so long as we receive par value for the sold ARS.  The Offer is non-transferable and expires on November 14, 2008.  We are currently evaluating the Offer and its potential financial statement impact.

On an annual basis, for the last three years our cash flows generated from operating activities have been in excess of our capital expenditure requirements.  Accordingly, we continue to believe that we have sufficient liquid capital to fund our operations and capital requirements.  As of September 30, 2008, we have access to our cash and cash equivalents and our other liquid investments, totaling $40.6 million.  In addition, in April 2008, to supplement our overall liquidity position, we entered into a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources.  As of September 30, 2008, no amounts have been drawn against this facility.

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

Our annual option pool increase is limited to the lesser of a) 4.62% of stock options issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.   In order to attract key personnel, in 2007 and during the first three quarters of 2008, the Board authorized additional inducement stock option grants and restricted stock awards totaling 515,000 to supplement our option pool.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our option pool.  Accordingly the Board may authorize additional inducement grants which could further dilute existing shareholders.

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

Because vacation and other travel is one of the primary occasions in which our customers utilize their digital cameras, our net revenues and results of operations are affected by the level of vacation and other travel by our customers. Accordingly, downturns or weaknesses in the travel industry could harm our business.  Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns such as those currently being experienced in the U.S. and worldwide.  Events or weakness in the travel industry that could negatively affect the travel industry include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, safety concerns, including terrorist activities, inclement weather and airline bankruptcies or liquidations. In addition, high gasoline prices may lead to reduced travel in the United States. Any decrease in vacation or travel could harm our net revenues and results of operations.

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

As of September 30, 2008, we had 20 patents issued and more than 26 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

Our policies concerning the collection of sales and use taxes and the payment of certain corporate level taxes have been based upon decisions of the U.S. Supreme Court that determine when a taxpayer is deemed to have nexus with a state sufficient to impose tax obligations under the Commerce Clause of the U.S. Constitution. Those Supreme Court decisions require that the taxpayer be physically present before a state can require the collection of sales and use taxes. States are currently attempting to expand the definition of what constitutes physical presence for sales and use taxes.  At the same time, the standard governing the imposition of other taxes, for instance, corporate income taxes, is less established and a number of state courts have recently concluded that the Commerce Clause definition of nexus should be expanded to include either “physical” or “economic” presence (essentially marketing activities) which is a broader definition than is used for sales and use tax.

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

Future tax audits by taxing agencies for the open tax years could lead to fluctuations in our effective tax rate because the taxing authority may disagree with certain assumptions we have made regarding appropriate credits and deductions in filing our tax returns.

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

Through September 30, 2008, we have used approximately half of these proceeds to purchase capital equipment, acquire businesses, and for general operating purposes.  We expect to continue to use the remainder of the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures. In addition, we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.01	Transition Agreement between the Company and Stanford Au dated August 26, 2008.
10.02	Lease Agreement between Liberty Cotton Center LLC and the Company, dated August 22, 2008, as amended on October 29, 2008
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

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

SHUTTERFLY, INC.
(Registrant)

Dated: October 31, 2008	By:	/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold President & Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Dated: October 31, 2008	By:	/s/ Mark J. Rubash Mark J. Rubash Senior Vice President & Chief Financial Officer (Principal Accounting Officer and duly authorized signatory)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.01	Transition Agreement between the Company and Stephen Au dated August 26, 2008.
10.02	Lease Agreement between Liberty Cotton Center LLC and the Company, dated August 22, 2008, as amended on October 29, 2008
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**

____________

*	Incorporated herein by reference to the corresponding exhibit of the S-1.

**
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.