Form 10-K
period 2008-12-31
SHUTTERFLY INC
filed 2009-02-24
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated Filer  ☐                                                                     Accelerated Filer  ☑
Non-accelerated Filer  ☐                                                                       Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

As of June 30, 2008, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price or our Common Stock on June 30, 2008 as reported on the NASDAQ Global Market was $306,046,727.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2009
Common stock, $0.0001 par value per share	25,150,762 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Proxy Statement relating to the 2009 Annual Meeting of the Stockholders to be held on May 21, 2009 (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Shutterfly, Inc.

PART I

Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of  management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.   BUSINESS.

Overview

We are an Internet-based social expression and personal publishing service that enables consumers to share, print and preserve their memories by leveraging our technology, manufacturing, web-design and merchandising capabilities.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print and preserve their memories in a creative and thoughtful manner.

Consumers use our products and services to stay connected to their friends and family, to organize their memories in a single location, to tell stories and to preserve their memories for themselves and their children. Our customers purchase physical products both for their own personal use and for giving thoughtful and personalized gifts such as photo books, calendars, greeting cards, stationery and other photo-based products and merchandise.

We currently generate the majority of our revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards and stationery, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20×30 enlargements. We currently manufacture these items in our Charlotte, North Carolina manufacturing facility.  In January 2009, we ceased operations in our Hayward, California facility and expect to begin operations in a new manufacturing and production facility in Phoenix, Arizona by the second quarter of 2009.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, notebooks, notepads, address labels and stickers.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our revenue during our fiscal fourth quarter.

Our high-quality products and services and the compelling online experience we create for our customers, combined with our focus on continuous innovation, have earned us numerous third-party accolades and, more importantly, have allowed us to establish a premium brand. We realize the benefits of a premium brand through high customer loyalty, low customer acquisition costs and premium pricing.

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

Our corporation was formed in 1999, and we have experienced rapid growth since launching our service in December 1999. During fiscal year 2008, we fulfilled more than 7.5 million orders, to more than 2.7 million customers, at an average order value of more than $28 per order.

In June 2005, we completed the acquisition of Memory Matrix, Inc., a Nevada engineering firm dedicated to improving the consumer digital photography experience, in exchange for 109,302 shares of common stock.  In June 2007, for $1.6 million, we acquired certain assets and liabilities of CustomAbility, LLC, a New Jersey publishing company that produced customized children’s books under the brand name Make It About Me.  On January 4, 2008, for $10.0 million in cash and stock consideration of approximately $4.0 million, we acquired Nexo Systems, a privately held on-line sharing and group services company based in Palo Alto, California.

Vision and Mission

Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.

We believe that people have an intrinsic desire for social expression, as they wish to capture and share their experiences and pass them on to future generations.  Today, with the evolution of digital cameras and technology, millions of people around the world are capturing their memories from vacations, weddings, birthdays, anniversaries, graduations, family reunions and holidays and communicating in deeper, more meaningful ways.  Our products and services make sharing, printing and preserving those memories easy, convenient and fun, and allow for our customers to be more thoughtful and creative with their memories.

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

Internet and digital photo-based technology enables consumers to create an archive of memories that extends beyond photos to include highly personalized, more engaging products and services that can be protected and preserved for future generations. We believe that the key forces driving the expansion of the market for these products and services are:

•
Proliferation of digital cameras and penetration of high-speed connectivity.   The growing use of digital cameras, largely driven by price decreases, has increased the demand for online photo-printing services. High-bandwidth, high-speed Internet access has spurred the integration of the Internet into daily life and provides consumers with improved performance and speed for sharing information, especially large files sizes such as digital images.  According to InfoTrends, in 2008, U.S. digital camera unit sales reached approximately 37 million units, approximately 90 million U.S. households will have broadband by 2013, up from 64 million in 2008, and the number of U.S. households that have both a digital camera and Internet access is expected to grow to more than 90 million households by 2013.

•
Increasing convenience and quality of online photo services.   Online photo services provide multiple advantages over at-home printing. Although at-home photo printing is instantaneous, it requires an investment in a printer, photo paper and ink, resulting in a much higher cost per print. The quality rendered from at-home printers is usually inferior compared to commercially produced prints. In addition, at-home printers are less capable of producing products that require binding and / or finishing, such as photo books, calendars and folded greeting cards.   In contrast, online photo services conveniently provide a wide variety of customized, high-quality photo-based products delivered directly to consumers’ doorsteps.

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

•
Participation in online communities.   Consumers have become increasingly comfortable using the Internet as a forum for sharing and publishing information in open or permission-based networks. Many of the most popular online communities include user-generated, rich-media content such as photos and videos to communicate more powerfully than the written word. Additionally, busy consumers continue to leverage these online communities to keep in touch with distant friends and family, share event photos taken by multiple cameras, in a single location, and even promote a business or hobby.

Addressable Markets

Digital cameras, digital image processing and the Internet have dramatically changed the photo-related services market, and have created entirely new ways for consumers to capture, edit, enhance, organize, find, share, create, print and preserve images. In particular, the range and quality of printed photos, photo-based products, photo-based merchandise and ancillary products have expanded and improved significantly, while associated production costs and the time required to create this output have dramatically decreased. Consequently, companies like Shutterfly are now addressing a wide variety of consumer needs and multiple, large markets in ways not possible with earlier technology.

We currently address several adjacent markets related to consumers’ desire to be thoughtful and creative with their memories. These include, but are not limited to:

•
Photo-based merchandise.   Photo-based merchandise is a substantial market opportunity that includes any product that can be customized with the imprint of a digital image. Photo-based merchandise includes, but is not limited to, photo calendars, photo greeting cards and photo books.  InfoTrends estimates that revenue from U.S. online net-to-mail sales of non-print products (photo gifts and merchandise) will grow from less than $350 million in 2007 to more than $1 billion in 2012.

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

•
Photo prints.    InfoTrends estimates that nearly 20 billion digital photo prints were made in the U.S. in 2008, generating revenue of approximately $5 billion. Total revenue from prints is expected to decline by approximately 10% by 2013.

We generally characterize our products as either “personalized products and services” or “prints”. Our personalized products and services revenues are derived from sales of photo books, greeting cards, calendars, and ancillary products such as photo-based merchandise, and the related shipping revenue from these sales.  Also included in personalized products and services revenue is our sponsorship and advertising programs and our commercial print services.  Our print revenues are derived from sales of photo prints and the related shipping revenue.   In 2008, 2007 and 2006, our personalized products and services revenues represented approximately 61%, 56% and 51% of our total net revenues, respectively, and our print revenues represented approximately 39%, 44% and 49% of our total net revenues, respectively.

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

Value for Our Customers

Creating value for our customers is the basis for our success. Our tag line is “Tell Your Story,” and we offer customers easy, convenient and fun ways to tell their stories by:

•	sharing and preserving memories for family, friends and themselves;

•	organizing all of their photos in a safe and easily accessible location;

•	maintaining emotional connections with friends and family, despite being time-constrained, through thoughtful and personal photo-based communications and gifts; and

•	achieving satisfaction and self-expression through creativity and telling stories through photos and personalized photo-based products and services.

   We provide the following benefits to our customers:

Broad offering.   We offer a wide variety of premium products to customers, including prints and photo-based products that include, but are not limited to, photo books, greeting cards, calendars,  mugs, mouse pads, photo albums and scrapbooking products and accessories. In addition, we provide a number of valuable tools and services, such as the ability to create personalized and secure Share Sites for families and groups, to upload and edit photos online, share photos with friends and family and store an unlimited number of photos on our system at no cost. With many creative options from which to choose, we enable customers to become engaged in the Shutterfly experience and feel a sense of pride in their creations.

Exceptional quality and service.   We have built strong relationships with our customers who trust us to preserve and protect their memories in a central storage repository. We enable customers to enhance, share and make projects with their photos at their convenience. Our focus on ease of use, image quality, design selection, secure photo storage, high-quality products and first-rate packaging has established Shutterfly as a premium brand. Our customers have come to expect the best quality and service from us. This trust is maintained by fast, consistent fulfillment times, responsive customer service and continuous innovation.

Customer-focused approach.   The entire Shutterfly customer experience reflects our customer-centered approach. Membership is free and offers customers the ability to upload, edit, store and share an unlimited number of photos. Membership is not required to view shared pictures, which can be viewed with a simple click. We conveniently mail orders to our customers’ homes or offices, directly to a gift recipient or allow customers to pick up at local Target stores. We also offer a year-round direct-mail greeting card service where customers upload their electronic address books to Shutterfly and we mail their cards and party invitations on their behalf. We take special care to focus on our customers’ requests for new features and functionality, products and services.

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

Premium pricing.   We believe that we are able to maintain premium pricing for many of our products because of our market position and the loyal customer base we have created. We believe that our market position and loyal customer base exist because we have differentiated ourselves in the marketplace by delivering high-quality products, outstanding customer service, an intuitive and easy user experience and continuous innovation across our products and services.

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

Vertical integration and superior technology.   We derived approximately 79% of our net revenues in 2008, from products we manufactured in our Hayward, California and Charlotte, North Carolina facilities. Our vertically integrated and highly technical manufacturing approach provides quality control, agility in rolling out new products and ability to secure capacity at critical peak demand periods. We believe that vertical integration provides us with quality, cost, flexibility and innovation advantages, including:

•	greater consistency and quality of output;

•	increased ability to control and optimize costs for raw materials and production;

•	fully-automated image processing and print scheduling;

•	more flexibility to provide rapid, responsive order fulfillment and processing;

•	assured high-quality capacity, even during peak demand such as the fourth quarter holiday season;

•	additional insights into new and existing photo products and production processes;

•	rapid prototyping, testing and refinement of new products and services; and

•	the ability to address customer inquiries quickly.

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

Expand product and service offerings.   We will continue to innovate to increase the breadth and depth of our products and services, including prints, photo-based merchandise and ancillary products. During 2008, we launched Shutterfly Gallery and Share Sites which we believe will enhance awareness of our products and services along with providing ease of use.  We also added new premium designer stationery, notebooks, notepads, address labels, stickers and calendar posters to our product base.

Expand customer base.   We intend to expand our customer base and continue to promote the Shutterfly brand. We will leverage existing channels, which include word-of-mouth referrals from existing customers, print advertising, catalogs, online advertising, search engine marketing and complementary alliances with other companies such as Sony, David’s Bridal and Delta Airlines.  We’ve also expanded our customer base through our offerings at Target stores, including in-store placements and ad circulars which complement our retail sales and “print-to-Target” offerings.  The launch of our Share platform continues to expand our customer base as users create personalized sites and share them with their friends and family.

Increase sales to existing customers.   We intend to increase both average order value and repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different holidays and life events and increasing our cross-selling and up-selling activities.

Develop new lines of business.   We intend to continue to leverage our existing systems and capabilities to develop additional adjacent product offerings.  In 2008, we announced a strategic relationship with CK Media Scrapbooking, the industry’s largest print publisher, and the introduction of two new designer scrapbooks. We increased our involvement in sponsorship and advertising initiatives.  Companies such as Sony, ABC, AT&T, Universal Music and Proctor & Gamble now advertise on our website.  And we also intend to expand on our commercial print initiative.  During 2008, we entered into a strategic relationship with Group O, a leading provider of marketing services, to provide commercial print services.  We intend to continue to incubate and grow this initiative during 2009.

International expansion.   In future years, we intend to develop additional business opportunities through international expansion, targeting consumers in key geographies where digital camera penetration is high and where Internet usage and e-commerce are widespread.

Products and Services

Using the Shutterfly service is easy, convenient and fun. Our website is designed to be simple, uncluttered and inviting, and we work continuously to enhance the customer experience of the website, while also improving ease of use.  If consumers decide to either upload pictures or purchase products, they register on the website and begin the following process:

Upload.   Customers can upload digital photos from their computer to our website using our Flash-based uploader that enables pictures to be uploaded in the background while they continue to browse through the Shutterfly site, or use Shutterfly Studio, our photo organization software.  We also make it easy to upload from other popular photo software including Adobe Photoshop Elements, Apple iPhoto, and Google Picasa.  There are no limits to photo file sizes and the upload processes are accelerated by multi-threading, which enables photos to be uploaded simultaneously. Unlike some competitive services, we do not compress image files as part of the upload process, which we believe preserves quality and photo resolution.

Organize and find.   Customers initially upload their photos into user-defined albums. We offer multiple ways to further organize and find pictures. For example, customers can automatically sort photos within albums by upload date, photo titles or original filenames. We’ve recently enhanced the website to enable customers to drag and drop pictures to arrange them within albums.  Additionally, customers with many albums can organize them into folders for different themes, occasions, or time periods.  Customers can also use our “favorites” function to tag their favorite photos with a star rating system on both the website and within Shutterfly Studio.

View and enhance.   Once photos have been uploaded to Shutterfly, customers can choose to view their photos in a variety of ways, including photo slideshows. To improve picture quality, customers also have access to our free online editing and image enhancement tools. In addition to cropping and red-eye removal, we offer a variety of creative options, such as saturating photos with additional color or changing color shots to black-and-white or sepia. Customers are also able to choose from a wide variety of photo borders. We offer free customized back printing on photos and the option to add captions to many of our products. Customers can view and enhance their photos online or on their desktop via Shutterfly Studio, which easily integrates with our website. Shutterfly Studio provides advanced viewing and editing capabilities such as full screen slideshows, cropping, red-, blue- and green-eye removal, sharpening, auto adjustments and captioning.

Create.   We enable customers to create a variety of personalized products from their photos, including prints in wallet, 4×6, 5×7, 8×10, 11×14, 16×20 and 20×30 sizes, greeting cards, stationery cards (“designer cards”), calendars, photo books and other photo-based products and merchandise. Our highly-interactive, design-it-yourself “creation paths” help even first-time customers make professional-looking, high-quality prints and products. Customers can easily design each product by following simple step-by-step instructions and using intuitive features, such as dragging and dropping an image into a template. Our technology then generates an image of the customer’s product on screen so that customers can make any desired design choices or changes and then view the final product to ensure satisfaction before purchase. Customers can also save in-process projects and return to them at a more convenient time to finish and purchase.

Product enhancements during 2008 include:

•	launched Shutterfly Gallery, a community site where photo book customers can post their books, share their stories and inspire other Shutterfly customers with new ways to tell their stories;

•	launched our “Storyboard” feature which makes it easier and faster for customers to create their photo books;

•
launched a host of new content and designs for photo books including new themed books for Mothers’ Day, Fathers’ Day, Halloween and Christmas and eight new digital scrapbooks in association with Creating Keepsakes (CK) Media;

•	added new leather and padded photo book cover options on our square photo books;

•	launched premium designer stationery for baby announcements, baby shower invitations, party invitations, graduation and holiday; and

•	expanded our product line by adding notebooks, notepads, address labels, stickers and calendar posters.

Share.   We enable our customers to share memories and stay connected with friends and family in several different ways.  Customers can e-mail friends, family and colleagues a link to an individual album that can be viewed as a slideshow of images. In order to view those images, e-mail recipients simply click on the URL link in the e-mail and view images immediately without the need to register with Shutterfly. Recipients can then order prints or save them into their own album. Similarly, customers can share their photo books electronically by sending an e-mail to friends and family with a link to a photo book project, thereby improving the ease of photo book development and collaboration, and sharing of personalized content.   We recently enhanced our photo book sharing to enable customers to post their photo books onto a variety of social networking and blogging websites including Facebook, MySpace, Blogger, WordPress, LiveJournal, or to embed it on another website as a photo book widget.  We also sponsor seasonal and topical photo contests that promote sharing of photos by our customers. To save our customers time, we offer an easy way to copy names, e-mail addresses and mailing addresses from various software such as Outlook, Outlook Express, Entourage, Palm and Eudora into their Shutterfly address book.

In 2008, we acquired Nexo Systems and with the integration of its technology and team, we launched our new sharing platform called Shutterfly Share Sites.  Shutterfly Share Sites enable customers to create personalized, secure websites for sports teams, school activities, clubs and other tight-knit social networks.  With Share Sites, customers can post and share photos, videos, journals, calendars, forums, polls, and widgets all in one place.  Customers can personalize the look of the site by choosing from dozens of backgrounds and layouts and by creating their own personalized URL address.  To ensure the privacy of Share Sites, we offer users the choice of making sites open or members only and allow for optional password protection.

We also launched Shutterfly Gallery, our community sharing platform, allowing customers to post their photo books, share their thoughts and perspectives on storytelling, add photo books to their favorites list, rate and comment on other photo books, and share interesting Gallery projects with friends and family with the “Email a Friend” feature.  When a customer finds a photo book they particularly like, they also have the ability to “make one like this” which uses the design and layout of that book as a template for a new book using their own photos, captions, and titles.

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

Marketing, Advertising and Promotion

We use a variety of integrated marketing programs, including advertising, direct marketing technologies, channels, methods and strategic alliances to attract and retain our customers. These methods include direct marketing over the Internet, e-mail marketing to prospects and existing customers, search engine marketing, and traditional direct marketing mailings such as postcards and seasonal catalogs. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brand on the products and packaging provides ongoing distribution as well as viral advertising.

We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines. We also maintain an affiliate program under which we pay program participants for referral sales generated from hyperlinks to our website from the affiliate’s website and in promotional materials.

We maintain alliances with complementary companies. For example, we have co-marketing and promotion arrangements with companies such as Delta Airlines SkyMiles, David’s Bridal, and Proctor and Gamble.  In 2007, we began a relationship with Target Corporation where we provided our customers the ability to order their  4x6 prints online and pick them up at select local Target store in as little as an hour.   We also offer an in-store suite of prepaid products including photo books, adventure books, photo gifts, and gift cards.  Customers may purchase these products at select Target stores and redeem them online at Shutterfly.com.

In addition, from time to time we create co-branded versions of our website. In general, these arrangements involve payment of a commission to or revenue sharing with these companies for sales of our products and services generated through these websites.

Technology and Production Systems

We use a combination of proprietary and third-party technology, including the following:

Customer relationship management, or CRM, system.   Our integrated CRM system is composed of various tools designed to convert first-time customers into repeat buyers. We seek to increase average order sizes by expanding customer awareness, providing targeted, segmented offers to customers and encouraging cross- and up-selling. The system uses a variety of data, including website usage patterns, order size, order frequency, products purchased, seasonality factors, image upload and share usage, as well as customer satisfaction information. This data is continually updated and refreshed in a data warehouse, from which different customer segments are identified and modified on a continuing basis for targeted marketing communications.

By using this deep customer intelligence and ongoing analysis, we are able to offer customers a more personalized website experience and to target them with specific website promotions, discounts, specialized e-mail and direct mail offers. Our promotion engine generates special offers that are account specific and applied automatically at checkout.  In 2008, we introduced our “promotion code at checkout” functionality that allows us to run multiple offers at any given time that are targeted to specific customer profiles.

We are also able to dynamically assign visitors to test and control groups who are shown different versions of our service. This form of A-B testing enables us to continuously optimize products, pricing, promotions and user interaction with our website.

Website system.   We have designed our website system to be highly available, secure and cost-effective. We can scale to increasing numbers of customers by adding relatively inexpensive industry-standard computers and servers. We have a strong commitment to our privacy policy, and we utilize technologies such as firewalls, encryption technology for secure transmission of personal information between customers’ computers and our website system and intrusion detection systems.

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

To ensure that output is of consistent quality, we apply our proprietary ColorSure technology during this render stage. ColorSure creates an automated mapping of the image’s specific attributes to the printer’s specific print calibrations and attributes, prior to production. For example, this technology allows a 4x6 print to look the same as a photo printed on an enlargement or in a photo book, even if they are ordered at separate times.

Production system.   We operate our own production facility in Charlotte, North Carolina.  In January 2009, we closed our Hayward, California facility and we are configuring a new facility in Phoenix, Arizona that is expected to begin operations in the second quarter of 2009.  Our automated production system controls our production processes, including order management and pick, pack and ship operations. Using proprietary algorithms, the production system analyzes tens of thousands of orders daily and automates the workflow into our high-volume silver halide photofinishing machines and our state-of-the-art digital offset presses.

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

•	drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

•	regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;

•	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

•
home printing service providers such as Hewlett-Packard, Epson, Canon, and Fuji that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace;

•	photo-related software companies such as Apple, Microsoft and Corel;

•	social media companies that host images such as MySpace, Facebook and Hi5; and

•	specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Picaboo and Blurb.

   We believe the primary competitive factors in attracting and retaining customers are:

•	brand recognition and trust;

•	quality of products and services;

•	breadth of products and services;

•	user affinity and loyalty;

•	customer service;

•	ease of use;

•	convenience; and

•	price.

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

Intellectual Property

Protecting our intellectual property rights is part of our strategy for continued growth and competitive differentiation. We seek to protect our proprietary rights through a combination of patent, copyright, trade secret and trademark law. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information.  In 2008, we entered into two licensing arrangements with two different third parties for certain of our patented technology.  Under the terms of the licenses, we received initial payments in 2008 and expect to receive additional payments in 2009 and 2010.  We seek to enter into other similar arrangements with third parties who seek to use our patented technology.

As of December 31, 2008, we had 28 issued patents, which expire at various dates between 2019 and 2027, and more than 20 patent applications pending in the United States. Our issued patents and patent applications relate generally to the user interface for our website, our computer network infrastructure and software, personalized photo-related products and automated workflow and digital printing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

We have in the past received claims, and in the future a third party may claim that we have infringed its patent rights. This can result in litigation and/or require us to enter into a license agreement with a third party. For example, effective May 1, 2005, Shutterfly entered into a settlement and license agreement to resolve litigation with respect to alleged infringement of certain processes under U.S. patents relating to uploading, storing, sharing, accessing, downloading and/or requesting or obtaining digital images or prints of digital images or merchandise to which such images are applied. Under the terms of the agreement, Shutterfly paid $2.0 million for a license to certain patents, including a non-exclusive, fully-paid up, royalty-free, worldwide license to the patents underlying the litigation, and a mutual release of claims and obtained a royalty-bearing license for certain other private label activities for an addtional $2.0 million.

Our primary brand is “Shutterfly.” We hold registrations for the Shutterfly service mark in our major markets of the United States and Canada, as well as in the European Community, Mexico, Japan, Australia and New Zealand. We also hold “Shutterfly.com” Internet domain registrations in the United States, Mexico, Australia and New Zealand, and a “Shutterfly and Design” trademark, “Shutterfly Express”, “Shutterfly Collections” and “Postcards by Shutterfly” service mark registrations in the United States. An additional application for the Shutterfly mark is pending in Brazil. We also hold a registration for the “VividPics” service mark in the United States and Mexico, and have pending applications for additional marks, including “Shutterfly Studio”, a “Shutterfly Studio and Design” trademark, “Your pictures and more”, “Marking it personal”, and “Memory Vault”.  We also own the trademark to our tagline, “Tell Your Story.”

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

Government Regulation

The legal environment of the Internet is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, is unclear in many cases. Accordingly, we often cannot be certain how existing laws will apply in the online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement. In particular, legal issues relating to the liability of providers of online services for activities of their users are currently unsettled both within the United States and abroad.

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

Employees

As of December 31, 2008, we had 514 full time employees. Approximately 127 employees were engaged in engineering, 235 in photo lab operations, 70 in sales and marketing, 18 in customer service and 64 in general and administrative functions. During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production day in the fourth quarter of 2008, we used approximately 640 temporary workers to assist in our production and fulfillment operations during high-demand periods. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated approximately 50% of our net revenues for 2008 in the fourth quarter of 2008, and the net income that we generated during the fourth quarter of 2008 was necessary for us to achieve profitability on an annual basis for 2008. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brand will suffer and the market price of our common stock would likely decline.

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

In addition, our operations and financial performance depend on general economic conditions.  The U.S. economy recently experienced, and could continue to experience, an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, high consumer debt levels and unemployment rates and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among others, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.  As a result, given the combination of the current economic conditions, very low consumer sentiment and limited discretionary funds, the economic slowdown could exacerbate the seasonal decline in sales that we typically see in the first three quarters of the calendar year.

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

      We are subject to macro-economic fluctuations in the U.S. economy.  Recent macro-economic issues involving the broader financial markets, including the housing and credit system and the liquidity issues in the auction rate securities that we have invested in have negatively impacted the economy and our financial performance.

     Weak economic conditions and declines in consumer spending and consumption have harmed and may further harm our operating results.  Purchases of our products are often discretionary. If the economic climate does not improve or continues to deteriorate, customers or potential customers could further delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.  In addition, the current economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities.  Economic downturns may also lead to restructuring actions and associated expenses.  Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs to our customers.  The resulting increased expenses and/or reduced income would negatively impact our operating results.

      If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be further harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total capital expenditures will range between 11% to 12% of our expected calendar year 2009 net revenues.  A portion of those capital expenditures will be used to add manufacturing capacity during 2009.  During 2007, we opened a new manufacturing and production plant in Charlotte, North Carolina, and in July 2008, we announced that we will be closing our Hayward, California production facility in early 2009 and expect to begin operations in a new manufacturing and production facility in Phoenix, Arizona by the second quarter of 2009.  Operational difficulties, such as a significant interruption in the operation or opening of any of our plants could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

There could be unforeseen construction, scheduling, engineering, cost or other problems with the build-out of the facility of our new Phoenix manufacturing and production plant, which could cause the operation commencement date to differ significantly from initial expectations.  Any significant delay in the commencement of operations at the new plant could cause a delay in our production requirements and harm our business, financial condition and results of operations. The new plant could also experience other operational disruptions, including telecommunications system problems, disruptions in transitioning fulfillment orders and problems or increased expenses associated with operating the new plant, which could harm our business, financial condition and results of operations.

In addition, we face significant production risks at peak holiday seasons, including the risks of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2008 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production plants could harm our operations.

Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•
general economic conditions, including recession and economic slowdown in the U.S. and worldwide and higher inflation, as well as those economic conditions specific to the Internet and ecommerce industries;

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

We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year. This typically has enabled us to generate the majority of our net revenue during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if customer demand and revenues decline or if our expenses exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have grown from 431 employees as of December 31, 2007 to 514 employees as of December 31, 2008. We have website operations, offices and customer support centers in Redwood City, California and Mesa, Arizona, and production facilities in Charlotte, North Carolina, Hayward, California (through early 2009), and a new facility in Phoenix, Arizona that is expected to be operational by the second quarter of 2009.  Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

Demand for our products and services is sensitive to price, especially in times of economic slowdown and consumer conservatism. Many external factors, including our production and personnel costs, consumer sentiment and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure for 4×6 prints in order to remain competitive.  In December 2007, one of our competitors lowered its list prices on 4×6 prints from $0.12 to $0.09.  During the third quarter of 2008, we lowered the list price of 4x6 prints from $0.19 to $0.15.  We expect to continue to test other pricing, promotion and bundled service offerings, however, a significant drop in our 4×6 prices, without a corresponding increase in volume, or decreases in volume as a result of competitive pressures would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 17%, 19% and 20% of our net revenues in 2008, 2007 and 2006 respectively.   We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

•	Drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;

•	Internet portals and search engines such as Yahoo!, AOL, Google that offer broad-reaching digital photography and related products and services to their large user bases;

•
Home printing service providers such as Hewlett-Packard, Epson, Canon, and Kodak that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace; and

•	Photo-related software companies such as Apple, Microsoft and Corel;

•	Social media companies that host images such as MySpace, Facebook and Hi5; and

•	Specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Picaboo and Blurb.

Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and associated periods of reduced customer spending and increased pricing pressures.  The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Competitors that are well-funded, particularly new entrants may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may develop new products, technologies or capabilities that could render obsolete or less competitive many of the products, services and content that we offer. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology and leasing facilities. If we are unable to keep these costs aligned with the level of revenues that we generate, our results of operations would be harmed. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy prices.  In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs.

We invest in securities that are subject to market risk and the recent issues in the financial markets could adversely affect the value of our assets.

At December 31, 2008, $52.3 million par value of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities ("ARS").  ARS investments are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty eight days), based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

From the inception of these investments in ARS in January 2008 through February 2009, due to the recent uncertainties in the credit markets, all scheduled auctions have failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities are called by the issuer or a buyer is found outside of the auction process.   As a result, we have classified the entire balance of ARS as non-current investments on our consolidated balance sheet.  At the time of the initial investment and through the date of this report, all of these auction rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (“FFELP”).

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

At December 31, 2008, we utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments. This analysis indicated a fair value of $43.3 million. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent our estimates given available data as of December 31, 2008. Based on this assessment of fair value, as of December 31, 2008 we determined there was a decline in fair value of our ARS investments of $9.0 million.

In November 2008, we accepted an offer (the “Rights”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par value auction-rate securities originally purchased from UBS (approximately $52.3 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Rights, we also granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS.  Although we expect to sell our ARS under the Rights, if the Rights are not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy our ARS.  The Rights represent a contractual agreement between us and UBS that will rank senior to UBS' ordinary shares.  Throughout the period from acceptance of the offer until the Rights are redeemed or UBS sells the securities, ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represents a firm agreement in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights resulted in the recognition of a separate freestanding asset and was accounted for separately from the ARS investment.  As of December 31, 2008, we recorded $9.0 million as the fair value of the Rights, classified as long-term investment on the consolidated balance sheet as of December 31, 2008, with a corresponding credit to interest and other income, net, in the consolidated statement of income for the year ended December 31, 2008.  The Rights does not meet the definition of a derivative instrument under SFAS 133.  Therefore, we elected to measure the Rights at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  We valued the Rights as the difference between the fair value and the original Par value of the ARS, adjusted for bearer risk, if any, associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments, and therefore recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in stockholders’ equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we have reclassified our ARS subject to the Rights and held by UBS from available-for-sale to trading in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).  The transfer to trading securities reflects our intent to exercise the Rights during the period June 30, 2010 to July 3, 2012.  Prior to our agreement with UBS, our intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity.  At December 31, 2008, we recorded an other than temporary impairment loss on our auction rate securities of $9.0 million in interest and other income, net, which had previously been recognized as a component of other comprehensive income, net of tax.  Any future gains or losses resulting from changes in the fair value of the ARS will be recognized in earnings.

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

In 2006, the Board authorized three automatic annual increases to our stock option pool.  Each annual increase is limited to a) 4.62% of common stock issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.   After the last annual increase in January 2010, the provision will expire.  In order to attract key personnel, in 2007 and in 2008, the Board authorized 515,000 additional inducement stock option grants and restricted stock awards to supplement our option pool.  Inducement stock options and awards are granted to certain employees upon hire, which do not require shareholder approval.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our option pool.  Accordingly the Board may authorize additional inducement grants which could further dilute existing shareholders.

If we are unable to attract customers in a cost-effective manner, or if we were to become subject to e-mail blacklisting, traffic to our website would be reduced and our business and results of operations would be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our website and promote our products, including paying fees to third parties who drive new customers to our website, purchasing search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our website. We also use e-mail and direct mail to offer free products and services to attract customers, and we offer substantial pricing discounts to encourage repeat purchases. Our methods of attracting customers, including acquiring customer lists from third parties, can involve substantial costs, regardless of whether we acquire new customers. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value.  These potential impairment charges could harm our results from operations.  If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our website would be reduced and our business and results of operations would be harmed.

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

A component of our business strategy is the continued promotion and strengthening of the Shutterfly brand. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote the Shutterfly brand, we may fail to substantially increase our net revenues. Customer awareness of and the perceived value of our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts.

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

If either facility where our computer and communications hardware is located fails or if our production facilities fail, our business and results of operations would be harmed.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at two third-party hosting facilities in Santa Clara, California, and our production facilities are located in Charlotte, North Carolina, Hayward, California (through early 2009), and a new facility in Phoenix, Arizona that is expected to be operational in the second quarter of 2009. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Santa Clara is located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance, however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations.  In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4×6 prints. We have an agreement with Fuji that expires in April 2010.  If that agreement is not renewed before it expires, or if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

We currently outsource some of our production of photo-based products to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

We currently outsource the production of some of our print and photo-based products to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations.

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

As of December 31, 2008, we had 28 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

Alternatively, we may be required to, or decide to, enter into a license with a third party. For example, in May 2005, we entered into a settlement and license agreement to resolve litigation brought by a third party with respect to our alleged infringement of its patents. Under the terms of the agreement, we agreed to pay the third party a total of $2.0 million in exchange for a license to its patents, and we also obtained a royalty-bearing license for certain other private label activities for an additional $2.0 million. Any future license required under any other party’s patents may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues and harm our results of operations and possibly prevent us from generating revenues sufficient to sustain our operations.

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

In reliance upon the U.S. Supreme Court’s decisions, we have continued to collect sales and use taxes in California, Nevada, Pennsylvania, North Carolina, New York, New Jersey, Arizona and Minneapolis where we have employees and/or property.  Starting in June 2007, we also began collecting sales and use taxes in other states where we have implemented joint sales efforts with Target Corporation.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Stock Market. Additional or new regulatory requirements may be adopted in the future.  The requirements of existing and potential future rules and regulations will likely continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.  In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance.  Factors that could cause our stock price to fluctuate include:

•	Economic downturns and market conditions or trends in our industry or the macro-economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	impairment or loss in value of our investments in auction rate securities;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

We maintain our corporate headquarters in Redwood City, California in two leased facilities totaling approximately 98,000 square feet. The two buildings are under separate leases that both expire in 2010.

We maintain our east-coast production and fulfillment operations in Charlotte, North Carolina in leased facilities totaling approximately 102,400 square feet. The lease for this facility commenced on the May 31, 2007, and continues through 2014. We have an option to extend the lease for three additional periods of either three or five years in length, and first rights of refusal to lease space in certain adjacent buildings.

In January 2009, we ceased operations at our Hayward, California production facility and expect to begin operations in a new manufacturing and production facility in Phoenix, Arizona by the second quarter of 2009.  The lease for this facility commenced in February 2009, and will continue through 2016, totaling approximately 101,200 square feet.  We have an option to extend the lease for three additional periods of five years each, and right of first offer to lease space in adjacent buildings.

We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.   LEGAL PROCEEDINGS.

On or about June 18, 2007, Fotomedia Technologies, LLC (“Fotomedia”) filed suit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging infringement of U.S. Patent Nos. 6,018,774; 6,542,936 B1; and 6,871,231 B2.  Fotomedia seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  Fact discovery is currently open, and the court has set May 28, 2009, as the date for the claims construction hearing, and set November 2, 2009, as the date for trial.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging patent infringement.  The Parallel Networks Complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  We filed an answer to the complaint on April 29, 2008.   On July 14, 2008, we and other defendants filed a motion to stay the lawsuit pending the reexamination of the patents-in-suit by the United States Patent and Trademark Office.  On December 23, 2008, that motion was denied.  On January 12, 2009, the court entered a revised Agreed Docket Control order setting a schedule for deadlines in the case.  Under that schedule, the claims construction hearing would be held on August 13, 2009, and trial would be held in March 2010.

In addition to the above cases, from time to time, we may be involved in various legal proceedings arising in the ordinary course of business.  In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of Statements of Financial Accounting Standards No. 5, Accounting for Contingencies ("FAS 5").  In such cases, we accrue for the amount, or if a range, we accrue the low end of the range as a component of legal expense.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

   Shutterfly’s common stock has been traded on the NASDAQ Global Market under the symbol “SFLY” since September 29, 2006. As of February 20, 2009, there were approximately 114 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock.  It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2007	High	Low
First Quarter	$18.53	$13.38
Second Quarter	$22.92	$15.92
Third Quarter	$32.46	$21.80
Fourth Quarter	$36.40	$25.59

Year Ended December 31, 2008	High	Low
First Quarter	$25.70	$14.65
Second Quarter	$17.83	$12.21
Third Quarter	$12.14	$8.59
Fourth Quarter	$9.13	$5.96

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2008.

Use of Proceeds

The S-1 relating to our initial public offering was declared effective by the SEC on September 28, 2006 (Registration Statement File No. 333-135426).  The net offering proceeds were approximately $78.5 million.  Through December 31, 2008, we have used the $78.5 million of proceeds to purchase capital equipment and for general corporate and operating purposes.  In addition, we also used the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.

ITEM 6.   SELECTED FINANCIAL DATA.

The consolidated statements of income data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of income data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements not included in this annual report. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2008(3)	2007(3)	2006(3)	2005(2)	2004
	(In thousands, except per share amounts)
Consolidated Income Statement Data:
Net revenues	$213,480	$186,727	$123,353	$83,902	$54,499
Cost of net revenues(1)	96,159	84,111	55,491	36,941	24,878
Gross profit	117,321	102,616	67,862	46,961	29,621
Operating expenses:
Technology and development(1)	39,443	28,635	19,087	13,152	7,433
Sales and marketing(1)	41,958	33,363	21,940	15,252	7,705
General and administrative(1)	32,192	29,557	19,216	13,657	10,126
Total operating expense	113,593	91,555	60,243	42,061	25,264
Income from operations	3,728	11,061	7,619	4,900	4,357
Interest expense	(273)	(179)	(266)	(367)	(471)
Other income (expense) net	2,898	5,515	2,387	(103)	81
Income before income taxes and cumulative effect of change in accounting principle	6,353	16,397	9,740	4,430	3,967
(Provision) / benefit for income taxes	(1,792)	(6,302)	(3,942)	24,060	(258)
Net income before cumulative effect of change in accounting principle	4,561	10,095	5,798	28,490	3,709
Cumulative effect of change in accounting principle	—	—	—	442	—
Net income	$4,561	$10,095	$5,798	$28,932	$3,709
Net income per share:
Basic	$0.18	$0.42	$0.67	$1.45	$—
Diluted	$0.18	$0.38	$0.56	$1.02	$—
Weighted Average Shares
Basic	25,036	24,295	8,622	3,255	2,231
Diluted	25,787	26,273	10,331	4,609	2,231
__________

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Cost of net revenues	$317	$189	$96	$28	$21
Technology and development	2,140	880	736	826	263
Sales and marketing	2,198	877	521	239	117
General and administration	3,973	2,055	947	2,217	1,790
	$8,628	$4,001	$2,300	$3,310	$2,191

(2)	Includes $0.4 million of cumulative effect of a change in accounting principle related to the adoption of FSP 150-5 in July 2005, Issuer's Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.

(3)	Includes stock-baesd compensation expense under Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires stock-based compensation expense to be recongized based on the grant date fair value. Periods prior to January 1, 2006 have not been restated to include the compensation charges associated with the provisions of SFAS No. 123(R).

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$88,164	$125,584	$119,051	$39,153	$13,781
Property and equipment, net	48,006	48,416	30,919	20,761	11,723
Working capital	58,232	104,025	102,165	22,687	690
Total assets	232,806	208,770	180,160	89,552	29,865
Capital lease obligations, less current portion	17	107	1,742	3,646	2,709
Preferred stock warrant liability	—	—	—	1,535	—
Redeemable convertible preferred stock	—	—	—	89,652	69,822
Total stockholders’ equity (deficit)	186,311	170,566	151,326	(27,262)	(59,568)

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, our capital expenditures for 2009 and the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

Consumers use our products and services to stay connected to their friends and family, to organize their memories in a single location, to tell stories and to preserve their memories for themselves and their children. Our customers purchase physical products both for their own personal use and for giving thoughtful and personalized gifts such as photo books, calendars, greeting cards, stationery and other photo-based products and merchandise.

We currently generate the majority of our net revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards and stationery, other photo-based merchandise and high-quality prints ranging in size from wallet to jumbo-sized 20×30 enlargements. We currently manufacture these items in our Charlotte, North Carolina manufacturing facility.  In January 2009, we ceased operations in our Hayward, California facility and expect to begin operations in a new manufacturing and production facility in Phoenix, Arizona by the second quarter of 2009.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, notebooks, notepads, address labels and stickers.

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

Our corporation was formed in 1999, and we have experienced rapid growth since launching our service in December 1999. During fiscal year 2008, we fulfilled more than 7.5 million orders, to more than 2.7 million customers, at an average order value of more than $28 per order.

In June 2005, we completed the acquisition of Memory Matrix, Inc., a Nevada engineering firm dedicated to improving the consumer digital photography experience, in exchange for 109,302 shares of common stock.  In June 2007, we acquired for $1.6 million, certain assets and liabilities of CustomAbility, LLC, a New Jersey publishing company that produces customized children’s books under the brand name Make It About Me .  On January 4, 2008, for $10.0 million in cash and stock consideration of approximately $4.0 million, we acquired Nexo Systems, a privately held on-line sharing and group services company based in Palo Alto, California.

  Our operations and financial performance depend on general economic conditions.  The U.S. economy recently experienced, and could continue to experience, an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, increased energy costs, and decreased consumer confidence, high consumer debt levels and unemployment rates and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among others, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.  As a result, given the combination of the current economic conditions, very low consumer sentiment and limited discretionary funds, the economic slowdown could exacerbate the seasonal decline in sales that we typically see in the first three quarters of the calendar year.  Throughout this period we intend to focus on actions that are within our control and initiatives that will increase revenue, earnings, free cash flow and long term shareholder value.

Basis of Presentation

Net Revenues.   We generate revenues primarily from the printing and shipping of photo-based products, such as photo books, cards and calendars, photo prints, and photo-based merchandise, such as mugs, mouse pads and magnets. Revenues are recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders through our website and pay primarily using credit cards.

Our personalized products and services revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products and services, and the related shipping revenues. Revenue from advertising displayed on our website and commercial print services are also included in personalized products and services revenue.  We believe our products and services are differentiated from other traditional photo processors by our high quality production and numerous form factors and templates, which are key to attracting and retaining customers.

Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our revenues during the holiday season in the calendar fourth quarter. We also typically experience increases in net revenues during other shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day, and Halloween. We generally experience lower net revenues during the first, second and third calendar quarters and, have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, order backlog is not material to our business.

To further understand net revenue trends, we monitor several key metrics including:

Total Customers.   We closely monitor total customers as a key indicator of demand.  Total customers include the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Gallery and Shutterfly Share Sites), and by conducting integrated marketing and advertising programs.  Total customers have increased on an annual basis for each year since inception, and we anticipate that this trend will continue.

Average Order Value.   Average order value is net revenues for a given period divided by the total number of customer orders recorded during that same period. We seek to increase average order value as a means of increasing net revenues. Average order value has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future as consumers shift from prints into personalized products and services.

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

Personalized Products and Services Revenues as Percentage of Net Revenues.   We continue to innovate and improve our personalized products and services and expect the net revenues from these products and services to increase as percentage of net revenues as we continue to diversify our product offerings.  Personalized products and services as a percentage of total net revenue was 51% in 2006, 56% in 2007 and 61% in 2008.  In addition, as a percentage of total net revenues, revenues from 4x6 prints have been declining; from 28% in 2006, to 22% in 2007, and to 19% in 2008.

We believe the analysis of these metrics and others provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

Cost of Net Revenues.   Cost of net revenues consist primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of acquired developed technology and capitalized website development costs.  In 2008, costs of net revenues also include certain costs associated with the closure of our Hayward manufacturing and production facility.

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

Interest Expense.   Interest expense consists of interest costs recognized under our capital lease obligations as well as costs associated with our working capital line of credit.

Interest and other income, net.   Interest and other income, net consists of the interest earned on our cash and investment accounts as well as unrealized gains/losses on our trading securities and Rights that were recorded as a result of signing a settlement agreement with one of our investment advisors.

Income Taxes.   Income taxes consist of our federal and state tax expense.  Historically, we have only been subject to taxation in the United States.

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

Revenue Recognition.   We generate revenues primarily from the printing and shipping of prints and other photo-based products, advertising services and commercial print services. We generally recognize revenues from product sales upon shipment when persuasive evidence of an arrangement exists (typically through the use of a credit card or receipt of a check), the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders. We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data.  During the year ended December 31, 2008, returns totaled less than 1% of net revenues and have been within management’s expectations. We periodically provide incentive offers to our customers in exchange for setting up an account and to encourage purchases. Such offers include free products and percentage discounts on current purchases. Discounts, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are included in net revenues. Production costs related to free products are included in costs of revenues upon redemption.  Shipping charged to customers is recognized as revenue at the time of shipment.  Our advertising revenues are derived from the sale of online advertisements on our website. Advertising revenues are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered; as “clicks” (which are generated each time users on our websites click through our advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement with the expectation that advertisement will be delivered ratably over the contract period.  We recognize commercial print revenue upon shipment, consistent with our product revenue policy.

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

Fair Value.  Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the FASB issued a staff position which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those that were recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provision of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three input levels, of which the first two are considered observable and the last unobservable, as follows:

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

  We utilized a discounted cash flow approach to determine the Level 3 valuation for our auction rate securities.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the auction rate securities.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent our estimates given available data as of December 31, 2008.

  On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” ("SFAS No. 159").  SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for the Rights related to our auction rate securities that were recorded in conjunction with signing an agreement with one of our investment advisors.

Goodwill and Intangible Assets.  We account for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis during our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

Intangible assets from acquisitions are amortized on a straight-line basis over the estimated useful lives which range from one to five years.

For goodwill analysis, we operate under one reporting unit as defined by SFAS No. 142.  To determine the fair value of our reporting unit we used a discounted cash flow model, using ten years of projected unleveraged free cash flows and terminal EBITDA earnings multiples.  The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discount rates used were also subjected to broad sensitivity analysis to ensure that fair value estimates were within a reasonable range.  The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.  As a result of this work, under the fair value measurement methodology, we concluded the fair value of our reporting unit exceeded our carrying value.

Software and Website Development Costs.   We capitalize eligible costs associated with software developed or obtained for internal use in accordance with the AICPA Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF Issue No. 00-2 "Accounting for Website Development Costs."  Accordingly, payroll and payroll-related costs and stock-based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is generally three years. Costs associated with minor enhancements and maintenance for our website are expensed as incurred.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109").  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  We are required to make subjective assumptions and judgments regarding our income tax exposures.  Interpretations and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

 Our policy is to recognize interest and/or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately beocme payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Stock-based Compensation Expense.   We account for our stock based awards in accordance with FAS 123(R), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

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

Results of Operations

The following table presents the components of our income statement as a percent of net revenues:

	Year Ended December 31,
	2008	2007	2006
Net revenues	100%	100%	100%
Cost of revenues	45%	45%	45%
Gross profit	55%	55%	55%
Operating expenses:
Technology and development	18%	15%	15%
Sales and marketing	20%	18%	18%
General and administrative	15%	16%	16%
Income from operations	2%	6%	6%
Interest expense	0%	0%	0%
Interest and other income, net	1%	2%	2%
Income before income taxes	3%	8%	8%
Provision for income taxes	(1)%	(3)%	(3)%
Net income	2%	5%	5%

Comparison of the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(In thousands)
Net revenues	$213,480	$186,727	$ 26,753	14%
Cost of net revenues	$96,159	$84,111	$ 12,048	14%
Percentage of net revenues	45%	45%	—	—
Gross profit	$117,321	$102,616	$ 14,705	14%

Net revenues increased $26.8 million, or 14%, in 2008 compared to 2007.  Revenue growth was primarily attributable to the increases in personalized products and services revenues. Personalized products and services (“PPS”) revenues increased $24.6 million, or 23%, to $129.9 million from 2007 to 2008 representing 61% of total revenues in 2008, up from 56% in 2007.  There was increased revenue across our entire PPS product base, and most significantly through increased sales of photo books and calendars.   Print revenues increased $2.2 million, or 3%, to $83.6 million from 2007 to 2008.  As a percentage of total net revenue, 4x6 print revenues declined in 2008, decreasing from 22% in 2007 to 19% in 2008. During the third quarter of 2008, we made a permanent price adjustment on 4x6 prints, lowering the list price from $0.19 to $0.15 and we also reduced the lowest tier in our prepaid plan to $0.10.  Net revenue increases were also the result of year-over-year increases in customers, orders and average order value (“AOV”).  AOV improvement was a result of a continued mix shift from prints to higher value personalized products, particularly photo books.

	Year Ended December 31,
	2008	2007	Change	% Change
	(In thousands, except AOV amounts)
Customers	2,789	2,357	432	18%
Orders	7,569	7,062	507	7%
Average order value	$28.20	$26.44	$1.76	7%

Cost of net revenues increased $12.0 million, or 14%, in 2008 compared to 2007.  As a percentage of net revenues, cost of net revenues remained flat, at 45%.  Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, fixed costs associated with operating two manufacturing facilities in the first two quarters of 2008, versus one facility in 2007, and the impact of intangible asset amortization from the Nexo acquisition which was not incurred in the year ended December 31, 2007.  In addition, we incurred approximately $0.5 million in accelerated leasehold improvement amortization and $0.6 million in employee severance costs associated with the closure of our Hayward manufacturing facility which was announced in the third quarter of 2008.  These costs were offset in part by savings in labor, shipping, and materials costs reflecting efficiencies realized in our Charlotte facility, and other negotiated cost reductions.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(In thousands)
Technology and development	$39,443	$28,635	$ 10,808	38%
Percentage of net revenues	18%	15%	—	—
Sales and marketing	$41,958	$33,363	$ 8,595	26%
Percentage of net revenues	20%	18%	—	—
General and administrative	$32,192	$29,557	$ 2,635	9%
Percentage of net revenues	15%	16%	—	—

Our technology and development expense increased $10.8 million, or 38%, in 2008 compared to 2007. As a percentage of net revenues, technology and development expense increased from 15% in 2007 to 18% in 2008.  The overall increase in technology and development expense was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which totaled $3.7 million.  Depreciation expense also increased by $3.7 million as we continued to invest in our website infrastructure hardware to support our continued revenue growth.  Stock-based compensation expense increased by $1.3 million in 2008 compared to 2007.  Facility related costs increased by $2.3 million compared to 2007, due to our expansion to a new colocation hosting site which resulted in higher networking, power and storage costs during fiscal year 2008.  And, in 2008, we capitalized $4.7 million in eligible website development costs compared to $3.1 million in 2007.

Our sales and marketing expense increased $8.6 million, or 26%, in 2008 compared to 2007.  Also as a percentage of net revenues, total sales and marketing expense increased from 18% in 2007 to 20% in 2008.  In 2008, we expanded our online media and direct response marketing campaigns and incurred  increased agency fees for creative and branding promotions which represented a $5.0 million increase compared to 2007.  We also expanded our internal marketing team resulting in an increase in personnel and related costs of $2.2 million.  In addition, stock-based compensation expense increased $1.3 million to $2.2 million in 2008, compared to $0.9 million in 2007.

Our general and administrative expense increased $2.6 million, or 9%, in 2008 compared to 2007, and decreased as a percentage of net revenues from 16% in 2007 to 15% in 2008.  Personnel and related costs increased by $2.0 million in 2008, reflecting increased hiring.  Stock based compensation also increased by $1.9 million compared to 2007.  Office related costs increased by $1.1 million compared to 2007, as we expanded our corporate office space during 2008.  Offsetting general and administrative expenses in 2008, are installment payments from two multi-million dollar cross-licensing agreements for intellectual property entered into with two different companies.  Both agreements require multiple installments with the first installments received during 2008 from both parties.  We expect to recognize the remaining installments under the agreements as the amounts are received on the scheduled due dates.  In addition, fees to consultants and contractors decreased by approximately $1.0 million due primarily to efficiencies from our Sarbanes-Oxley compliance efforts.  In 2008, we capitalized $1.3 million in internally developed software related to our newly implemented enterprise resource planning system.

	Year Ended December 31,
	2008	2007	Change
	(In thousands)
Interest Expense	$(273)	$(179)	$(94)
Interest and other income, net	$2,898	$5,515	$(2,617)

Interest expense increased by $94,000 for 2008 primarily due to amortization associated with the line of credit origination costs.

Interest and other income, net decreased by $2.6 million for 2008, primarily as a result of an overall lower yield on our investment portfolio, including our auction rate securities, relative to our investment balances in 2007.  In November 2008, we accepted an offer from UBS AG ("UBS"), one of our investment advisors, entitling us to sell at par value auction-rate securities originally purchased from UBS (approximately $52.3 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012 (the "Right").  As of December 31, 2008, we recorded $9.0 million as the fair value of the Right, classified as long-term investment on the balance sheet as of December 31, 2008, with a corresponding credit to interest and other income, net, for the year ended December 31, 2008.  This is offset by a reclassification adjustment to record an other than temporary impairment loss on our auction rate securities of $9.0 million which had previously been recognized as a component of other comprehensive income, net of tax.

	Year Ended December 31,
	2008	2007
	(In thousands)
Income tax provision	$(1,792)	$(6,302)
Effective tax rate	28%	38%

The provision for income taxes was $1.8 million for 2008, compared to a provision of $6.3 million for 2007.  Our effective tax rate was 28% in 2008, down from 38% in 2007.  This decrease in our effective tax rate is primarily the result of additional tax credits related to our research and development activity from 2007.

As of December 31, 2008, we had approximately $12.1 million of federal and $32 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2021 and 2014 for federal and state tax purposes, respectively.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(In thousands)
Income before income taxes	$6,353	$16,397	$(10,044)	(61)%
Net income	$4,561	$10,095	$(5,534)	(55)%
Percentage of net revenues	2%	5%	—	—

Net income decreased by $5.5 million, or 55%, for 2008 as compared to 2007. As a percentage of net revenue, net income was 2% of net revenue for 2008 compared to 5% for 2007.

Comparison of the Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
Net revenues	$186,727	$123,353	$63,374	51%
Cost of net revenues	$84,111	$55,491	$28,620	52%
Percentage of net revenues	45%	45%	—	—
Gross profit	$102,616	$67,862	$34,754	51%

Net revenues increased $63.4 million, or 51%, in 2007 compared to 2006.  Revenue growth was attributable to increases in both print and personalized products and services revenues. Personalized products and services (“PPS”) revenues increased $42.9 million, or 69%, to $105.3 million from 2006 to 2007. This change was the result of increased revenue across our entire PPS product base, and most significantly through increased sales of photo books, calendars, folded greeting cards, and advertising revenue.  PPS made up 56% of revenues in 2007, up from 51% in 2006.  Print revenues increased $20.5 million, or 34%, to $81.4 million from 2006 to 2007. This increase was primarily the result of increased revenues from 4x6, large format and photocard print sizes.  As a percentage of total net revenue, 4x6 print revenues declined in 2007, decreasing from 28% in 2006 to 22% in 2007.  Net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders, and average order value, as noted below:

	Year Ended December 31,
	2007	2006	Change	% Change
	(In thousands, except AOV amounts)
Customers	2,357	1,725	632	37%
Orders	7,062	5,105	1,957	38%
Average order value	$26.44	$24.16	$2.28	9%

Cost of net revenues increased $28.6 million, or 52%, in 2007 compared to 2006.  As a percentage of net revenues, cost of net revenues remained flat, at 45%, from 2006 to 2007.  Overall, this increase was primarily the result of the increased volume of shipped products, and incremental costs associated with launching our second manufacturing facility in Charlotte, North Carolina.  These costs were offset by savings in labor and shipping costs, reflecting efficiencies in both the reduced cost of labor between the North Carolina and California manufacturing facilities and closer shipping routes to our east coast customers.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
Technology and development	$28,635	$19,087	$9,548	50%
Percentage of net revenues	15%	15%	—	—
Sales and marketing	$33,363	$21,940	$11,423	52%
Percentage of net revenues	18%	18%	—	—
General and administrative	$29,557	$19,216	$10,341	54%
Percentage of net revenues	16%	16%	—	—

Our technology and development expense increased $9.5 million, or 50%, in 2007 compared to 2006.  As a percentage of net revenues, technology and development expense remained flat at 15% from 2006 to 2007.  The overall increase in technology and development expense was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which totaled $3.2 million, as well as increased third-party hosting expenses which increased by $0.8 million.   We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $3.7 million.  Stock-based compensation expense was $0.9 million in 2007, compared to $0.7 million in 2006. In 2007, we capitalized $3.1 million in eligible costs associated with software developed or obtained for internal use, up from $1.3 million in 2006.

Our sales and marketing expense increased $11.4 million, or 52%, in 2007 compared to 2006.  Also as a percentage of net revenues, total sales and marketing expense remained flat at 18% from 2006 to 2007.  For 2007, personnel and related costs for employees and consultants increased by $2.5 million, and our expenditures incurred on customer acquisition and promotion costs increased by $8.2 million. In addition, stock-based compensation expense was $0.9 million in 2007, compared to $0.5 million in 2006.

Our general and administrative expense increased $10.3 million, or 54%, in 2007 compared to 2006, and remained flat as a percentage of net revenues at 16% in that same period.  Personnel and related costs increased by $3.3 million in 2007 reflecting increased hiring in 2007 and an increase in stock-based compensation to $2.1 million, in 2007, compared to $0.9 million in 2006. Accounting and legal fees increased by $1.2 million in 2007, and consulting expenses increased by $2.2 million.  Of that combined increase of $3.4 million, approximately $2.2 million was associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.  Additionally, rent and related facilities charges increased by $0.8 million for 2007 reflecting our additional square footage in Redwood City.  Payment processing fees paid to third parties increased by $1.5 million during 2007 due to increased order volumes. In 2006, we made a non-recourse, non-refundable contribution of 65,000 shares of common stock to Silicon Valley Community Foundation, a California non-profit public benefit corporation, in order to establish the Shutterfly Foundation as a corporate-advised charitable fund within the Community Foundation, and recognized $0.9 million of charitable contribution expense for 2006. We had no charitable contribution expense in 2007.

	Year Ended December 31,
	2007	2006	Change
	(In thousands)
Interest Expense	$(179)	$(266)	$87
Interest and other income, net	$5,515	$2,387	$3,128

Interest expense decreased by $0.1 million for 2007, due primarily to a decrease in interest expense on capitalized lease obligations.

Interest and other income, net, increased by $3.1 million for 2007, due to larger invested cash balances for the full year 2007, versus 2006.  In 2006, interest and other income, net also included $0.1 million of income related to changes in the fair value of our redeemable convertible preferred stock warrants.  Upon the completion of our initial public offering on October 4, 2006, all of our warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock and accordingly, no additional amounts for the change in fair value for the warrants will be recorded.

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

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
Income before income taxes	$16,397	$9,740	$ 6,657	68%
Net income	$10,095	$5,798	$ 4,297	74%
Percentage of net revenues	5%	5%	—	—

Net income increased by $4.3 million, or 74%, for 2007 as compared to 2006. As a percentage of net revenue, net income was flat at 5% in both 2007 and 2006.  Overall, our net income growth in absolute dollars is attributable to our revenue growth year-over-year; with all other income statement items increasing in-proportion to net revenue increases.

Liquidity and Capital Resources

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Consolidated Statement of Cash Flows Data:
Purchases of property and equipment	$18,220	$31,881	19,330
Capitalization of software and website development costs	4,527	3,112	1,351
Acquisition of business and intangibles, net of cash acquired	10,097	2,858	—
Depreciation and amortization	26,038	17,796	10,747
Cash flows from operating activities	47,040	42,192	23,485
Cash flows from investing activities	(82,086)	(40,823)	(20,681)
Cash flows from financing activities	628	2,162	77,094

  We anticipate that our current cash and cash equivalents balances, cash generated from operations, and our line of credit will be sufficient to meet our working capital requirements, capital lease obligations, expansion plans and technology development projects for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

Historically we have financed our operations and capital expenditures through operations, private sales of preferred stock, our initial public offering, lease financing and the use of bank and related-party loans. As a result of our initial public offering in September 2006, we raised approximately $78.5 million of proceeds, net of underwriters’ discount and fees, which we received on October 4, 2006. At December 31, 2008, we had $88.2 million of cash and cash equivalents. Cash equivalents are comprised of money market funds.

At December 31, 2008, $52.3 million par value of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities ("ARS").  ARS investments are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty eight days), based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

From the inception of these investments in ARS in January 2008 through February 2009, due to the recent uncertainties in the credit markets, all scheduled auctions have failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities are called by the issuer or a buyer is found outside of the auction process.   As a result, we have classified the entire balance of ARS as non-current investments on our consolidated balance sheet.  At the time of the initial investment and through the date of this report, all of these auction rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (“FFELP”).

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

At December 31, 2008, we utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments. This analysis indicated a fair value of $43.3 million. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent our estimates given available data as of December 31, 2008.  Based on this assessment of fair value, as of December 31, 2008 we determined there was a decline in fair value of our ARS investments of $9.0 million.

In November 2008, we accepted an offer from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par value auction-rate securities originally purchased from UBS (approximately $52.3 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012 (the "Rights").  In accepting the Rights, we also granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS.  Although we expect to sell our ARS under the Rights, if the Rights is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy our ARS.  The Rights represent a contractual agreement between us and UBS that will rank senior to UBS' ordinary shares.  Throughout the period from acceptance of the offer until the Rights are redeemed or UBS sells the securities, ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represents a firm agreement in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights resulted in the recognition of a separate freestanding asset and was accounted for separately from the ARS investment.  As of December 31, 2008, we recorded $9.0 million as the fair value of the Rights, classified as long-term investment on the consolidated balance sheet as of December 31, 2008, with a corresponding credit to interest and other income, net, in the consolidated statement of income for the year ended December 31, 2008.  The Rights does not meet the definition of a derivative instrument under SFAS 133.  Therefore, we elected to measure the Rights at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  We valued the Rights as the difference between the fair value and the original Par value of the ARS, adjusted for bearer risk, if any, associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

Prior to accepting the UBS offer, we recorded its ARS as available-for-sale investments, and therefore recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in stockholders’ equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we have reclassified our ARS subject to the Right and held by UBS from available-for-sale to trading in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).  The transfer to trading securities reflects our intent to exercise the Rights during the period June 30, 2010 to July 3, 2012.  Prior to its agreement with UBS, our intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity.  At December 31, 2008, we recorded an other than temporary impairment loss on our auction rate securities of $9.0 million in interest and other income, net, which had previously been recognized as a component of other comprehensive income, net of tax.  Any future gains or losses resulting from changes in the fair value of the ARS will be recognized in earnings.

We believe there are several significant assumptions that are utilized in our ARS valuation analysis, the two most critical of which are the discount rate and the average expected term.  Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $0.9 million as of December 31, 2008.  Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $1.5 million as of December 31, 2008.  We also consider credit ratings with respect to our investments provided by investment ratings agencies.  As of December 31, 2008, all of our investments conformed to the requirements of our investment policy, which requires that all of our investments meet high credit quality standards as defined by credit ratings of the major investment ratings agencies.  These ratings are subject to change and a downgrade in rating would adversely affect the value of our investments.

On an annual basis, for the last three years our cash flows generated from operating activities have been in excess of our capital expenditure requirements.  Accordingly, we continue to believe that we have sufficient liquid capital to fund our operations and capital requirements.  As of December 31, 2008, we had access to our cash and cash equivalents and our other liquid investments, totaling $88.2 million.  In addition, in April 2008, to supplement our overall liquidity position, we entered into a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources.  As of December 31, 2008, no amounts have been drawn against this facility.

We anticipate that total capital expenditures will range between 11% to 12% of our expected fiscal year 2009 net revenues.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities.   For 2008, net cash provided by operating activities was $47.0 million, primarily due to our net income of $4.6 million and the net change in operating assets and liabilities of $8.0 million, adjusted for non-cash items including $26.0 million of depreciation and amortization expense, $0.5 million benefit from deferred income taxes, and $8.6 million of stock-based compensation.

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

Investing Activities.   For 2008, net cash used in investing activities was $82.1 million, which included $18.2 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our California and North Carolina facilities, and $4.5 million of capitalized software and website development.  An additional $52.3 million was used to purchase auction rate securities, offset by $3.0 million in proceeds from the sale of the short term investments. We also paid $10.1 million in cash consideration to acquire Nexo.

For 2007, net cash used in investing activities included $31.9 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our California and North Carolina facilities, and $3.1 million of capitalized website development costs.  Additional cash of $3.0 million was used for purchases of short-term investments and $2.9 million was used for the acquisition of “Make-it-About-Me,” and a customer list.

For 2006, cash used in investing activities was $19.3 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology computer hardware, capital expenditures for production equipment for our manufacturing and production operations at our Hayward, California facilities, and $1.4 million of capitalized website development costs.

Financing Activities.   Our financing activities for 2008 provided cash of $0.6 million, primarily from $1.2 million of proceeds from issuance of common stock from exercise of stock options and $0.5 million tax benefit of stock options, offset by $0.8 million principal payments of capital lease obligations and shares withheld to pay for employee’s withholding tax liability for restricted awards vested of $0.3 million.

Our financing activities for 2007 provided cash of $2.2 million, primarily from $5.0 million of proceeds from issuance of common stock, offset by $2.8 million of capitalized lease obligations.

Our financing activities for 2006 provided cash of $77.1 million, primarily from $78.5 million of IPO proceeds, net of underwriters’ fees and offering costs, offset by $1.4 million of capitalized lease obligations.

Contractual Obligations

We lease office space in Redwood City, California and a production facility in Charlotte, North Carolina under non-cancelable operating leases that expire in 2010 and 2014, respectively.  In 2008, we terminated the lease at our Hayward, California facility effective June 2009, which was originally scheduled to expire in September 2009.  In 2008, we entered into a non-cancelable operating lease for our new Phoenix, Arizona facility that commenced in February 2009 and will expire in 2016.  We lease website infrastructure computer and network hardware, production equipment, information technology equipment and software under various capital leases that expire through 2011. We also have co-location agreements with third-party hosting facilities that expire in 2010. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in absolute dollars but will be generally consistent with historical periods on an annual basis as a percentage of net revenues. We anticipate leasing additional office space, production facilities and hosting facilities in future periods, consistent with our historical business model.

The following are contractual obligations at December 31, 2008, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations
Capital lease obligations	$111	$93	$18	$—	$—
Operating lease obligations	19,205	3,823	8,348	4,955	2,079
Unrecognized tax benefits	1,766	1,766	—	—	—
Purchase obligations (1)	7,529	6,373	1,156	—	—
Total contractual obligations	$28,611	$12,055	$9,522	$4,955	$2,079
__________

(1)	Purchase obligations include commitments under non-cancelable marketing agreements, license agreements, and third-party hosting services.

Other than the obligations, liabilities and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  As part of our June 2007 acquisition of Make It About Me! (“MIAM”), we agreed to make additional earnout payments if certain milestones are achieved.  As of December 31, 2008, the final earnout payment of $0.4 million was earned and subsequently paid in January 2009.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board ("FASB") issued a staff position which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those that were recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provision of FAS 157 only with respect to our financial assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three input levels, of which the first two are considered observable and the last unobservable, as follows:

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

   The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.  We have elected to defer the election of this pronouncement for its nonfinancial assets and liabilities.

Effective January 1, 2008, we adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for the Rights related to our auction rate securities that was recorded in conjunction with signing an agreement with one of our investment advisors.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, "Earnings per Share"; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of FAS 160 to have a material effect on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material effect on our financial position or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7) that clarifies accounting for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value.  EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008.  We do not expect the issuance of EITF 08-7 to have a material effect on our financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate and Credit Risk.   We have exposure to interest rate risk that relates primarily to our investment portfolio. All of cash equivalents are carried at market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity.

As of December 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States and our deposits may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

At December 31, 2008, $52.3 million par value of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities ("ARS").  The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the FFELP.

In November 2008, we accepted an offer from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par value auction-rate securities originally purchased from UBS (approximately $52.3 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012 (the "Rights").  In accepting the Rights, we also granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS.  Although we expect to sell our ARS under the Rights, if the Rights is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy our ARS.  The Rights represent a contractual agreement between us and UBS that will rank senior to UBS' ordinary shares.  Throughout the period from acceptance of the offer until the Rights are redeemed or UBS sells the securities, ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of redeemable convertible preferred stock and stockholders' equity (deficit), of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2008 and 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new fair value measurement and disclosure accounting principles during the year ended December 31, 2008 and changed the manner in which it accounts for uncertainty in income taxes in 2007.

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

/s/PricewaterhouseCoopers LLP

San Jose, California
February 23, 2009

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$88,164	$122,582
Short-term investments	—	3,002
Accounts receivable, net	5,992	4,480
Inventories	3,610	4,788
Deferred tax asset, current portion	1,194	1,677
Prepaid expenses and other current assets	4,749	4,510
Total current assets	103,709	141,039
Long-term investments	52,250	—
Property and equipment, net	48,006	48,416
Goodwill and intangible assets, net	14,547	3,859
Deferred tax asset, net of current portion	11,877	13,294
Other assets	2,417	2,162
Total assets	$232,806	$208,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,214	$8,783
Accrued liabilities	24,712	18,724
Deferred revenue	9,461	8,699
Current portion of capital lease obligations	90	808
Total current liabilities	45,477	37,014
Other liabilities	1,001	1,083
Capital lease obligations, less current portion	17	107
Total liabilities	46,495	38,204
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2008 and 2007, respectively; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 25,138 and 24,805 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	201,993	190,849
Accumulated other comprehensive loss	—	(12)
Deferred stock-based compensation	—	(28)
Accumulated deficit	(15,684)	(20,245)
Total stockholders’ equity	186,311	170,566
Total liabilities and stockholders’ equity	$232,806	$208,770

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net revenues	$213,480	$186,727	$123,353
Cost of net revenues(1)	96,159	84,111	55,491
Gross profit	117,321	102,616	67,862
Operating expenses(1):
Technology and development	39,443	28,635	19,087
Sales and marketing	41,958	33,363	21,940
General and administrative	32,192	29,557	19,216
	113,593	91,555	60,243
Income from operations	3,728	11,061	7,619
Interest expense	(273)	(179)	(266)
Interest and other income, net	2,898	5,515	2,387
Income before income taxes	6,353	16,397	9,740
Provision for income taxes	(1,792)	(6,302)	(3,942)
Net income	$4,561	$10,095	$5,798

Net income per share:
Basic	$0.18	$0.42	$0.67
Diluted	$0.18	$0.38	$0.56
Weighted average shares:
Basic	25,036	24,295	8,622
Diluted	25,787	26,273	10,331
______________

(1) Stock-based compensation is allocated as follows (Notes 2 and 8):
Cost of net revenues	$317	$189	$96
Technology and development	2,140	880	736
Sales and marketing	2,198	877	521
General and administrative	3,973	2,055	947

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Redeemable convertible preferred stock
Balance, beginning of year	$—	$—	$89,652
Issuance of Series A preferred stock upon net exercise of warrants	—	—	143
Automatic conversion of preferred stock to common stock upon effective date of initial public offering ("IPO")	—	—	(89,795)
Balance, end of year	—	—	—

Common stock (par value)
Balance, beginning of year	2	2	—
Issuance of common stock upon effective date of IPO, net of underwriting fees of $6,090 and other expenses of $2,442	—	—	1
Automatic conversion of preferred stock to common stock upon effective date of IPO	—	—	1
Balance, end of year	2	2	2

Additional paid-In capital
Balance, beginning of year	190,849	181,890	10,501
Issuance of common stock upon exercise of options, net of repurchases	899	4,983	101
Issuance of common stock upon effective date of initial public offering, net of underwriting fees of $6,090 and other expenses of $2,442	—	—	78,467
Issuance of Series A preferred stock upon net exercise of warrants	—	—	(143)
Transfer of preferred stock warrant liability related to series A preferred stock	—	—	871
Automatic conversion of preferred stock to common stock upon effective date of IPO	—	—	89,794
Transfer of preferred stock warrant liability upon conversion of preferred stock warrants into common stock warrants	—	—	510
Reversal of unearned stock based compensation upon modification of options	—	—	(526)
Cancellation of common stock options and restricted shares	—	(162)	(249)
Stock based compensation recognized under SFAS No. 123R, net of estimated forfeiture	10,089	4,111	1,641
Donation of common stock to a charitable foundation	—	—	923
Tax benefit of stock options	156	27	—
Balance, end of year	201,993	190,849	181,890

Deferred stock-based compensation
Balance, beginning of year	(28)	(191)	(1,625)
Reversal of unearned stock based compensation upon modification of options	—	—	526
Vesting of restricted shares	—	—	94
Cancellation of common stock options and restricted shares	—	162	249
Amortization of deferred stock-based compensation, net of cancellations	28	1	565
Balance, end of year	—	(28)	(191)

Accumulated deficit
Balance, beginning of year	(20,245)	(30,340)	(36,138)
Net income	4,561	10,095	5,798
Balance, end of year	(15,684)	(20,245)	(30,340)

Accumulated other comprehensive loss
Balance, beginning of year	(12)	(35)	—
Change in unrealized loss in investments, net of tax	12	23	(35)
Balance, end of year	—	(12)	(35)
Total stockholders' equity	$186,311	$170,566	$151,326
The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Number of shares
Redeemable convertible preferred stock
Balance, beginning of year	—	—	13,802
Issuance of Series A preferred stock upon net exercise of warrants	—	—	61
Automatic conversion of preferred stock to common stock upon effective date of IPO	—	—	(13,863)
Balance, end of year	—	—	—

Common stock
Balance, beginning of year	24,805	23,705	3,790
Issuance of common stock upon exercise of options, net of repurchases	333	1,073	127
Issuance of common stock upon effective date of IPO, net of underwriting fees of $6,090 and other expenses of $2,442	—	—	5,800
Issuance of common stock upon net exercise of warrants	—	27	—
Automatic conversion of preferred stock to common stock upon effective date of IPO	—	—	13,863
Vesting of restricted shares	—	—	60
Donation of common stock to a charitable foundation	—	—	65
Balance, end of year	25,138	24,805	23,705

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net Income	$4,561	$10,095	$5,798
Unrealized gain (loss) on investments, net of tax
Unrealized gain (loss) arising during period	(5,846)	23	(35)
Less: reclassification adjustment for gain (loss) realized in net income	5,858	—	—
Total comprehensive income	$4,573	$10,118	$5,763

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$4,561	$10,095	$5,798
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,211	17,384	10,525
Amortization of intangible assets	1,827	412	222
Stock-based compensation	8,628	4,001	2,300
Charitable contribution expense for shares issued to charitable foundation	—	—	923
Change in carrying value of preferred stock warrant liability	—	—	(152)
Loss/(gain) on disposal of property and equipment	308	262	(29)
Deferred income taxes	(473)	5,853	3,199
Gain on auction rate securities Rights	(9,013)	—	—
Impairment of non-current auction rate securities	9,013	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(1,512)	(2,316)	(1,215)
Inventories	1,178	(2,290)	(1,419)
Prepaid expenses and other current assets	(120)	(1,750)	(1,171)
Other assets	(243)	(1,668)	(121)
Accounts payable	2,431	(602)	5,514
Accrued and other liabilities	5,482	10,390	(2,603)
Deferred revenue	762	2,421	1,714
Net cash provided by operating activities	47,040	42,192	23,485
Cash flows from investing activities:
Purchases of property and equipment	(18,220)	(31,881)	(19,330)
Capitalization of software and website development costs	(4,527)	(3,112)	(1,351)
Acquisition of business and intangible assets, net of cash acquired	(10,097)	(2,858)	—
Purchases of short term investments	—	(3,000)	—
Proceeds from sale of short term investments	3,002	—	—
Proceeds from sale of property and equipment	6	28	—
Purchase of auction rate securities	(52,250)	—	—
Net cash used in investing activities	(82,086)	(40,823)	(20,681)
Cash flows from financing activities:
Principal payments of capital lease obligations	(808)	(2,840)	(1,446)
Proceeds from IPO shares issued, net of issuance costs	—	—	78,468
Proceeds from issuance of common stock upon exercise of stock options	1,158	4,975	83
Shares withheld for payment of employee’s withholding tax liability	(260)	—	—
Repurchases of common stock	—	—	(11)
Tax benefit of stock options	538	27	—
Net cash provided by financing activities	628	2,162	77,094
Net increase (decrease) in cash and cash equivalents	(34,418)	3,531	79,898
Cash and cash equivalents, beginning of period	122,582	119,051	39,153
Cash and cash equivalents, end of period	$88,164	$122,582	$119,051

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$47	$198	$205
Cash paid during the period for income taxes	535	812	—
Supplemental schedule of non-cash investing and financing activities
Accrued acquisition liabilities	400	—	—
Conversion of preferred stock	—	—	89,795
Conversion of preferred stock warrant liability into APIC	—	—	1,381
Preferred stock warrants exercised on net basis	—	—	143
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

On September 29, 2006, the Company completed its initial public offering (“IPO”) in which the Company sold 5,800,000 shares of its common stock at a price to the public of $15.00 per share. As a result of the IPO, a total of $87.0 million in gross proceeds was raised, with net proceeds to the Company of $78.5 million after deducting underwriting fees and commissions of $6.1 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an aggregate of 13,862,773 common shares.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, among others, intangible assets valuation and useful lives, excess and obsolete inventories, deferred tax valuation allowance, restructuring and legal contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments

The Company evaluates declines in fair value of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and related guidance issued by the FASB and SEC in order to determine the classification of the decline in fair value as “temporary” or “other-than-temporary.” A temporary decline in fair value results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than–temporary decline in fair value is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between these classifications include the length of time and extent to which the market value has been less than cost, the financial condition of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

During the fourth quarter of fiscal 2008, the Company reclassified its auction rate securities from available-for-sale to trading securities.  Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.  See Note 3-Fair Value Measurement.

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the FASB issued a staff position which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those that were recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of FAS 157 only with respect to its financial assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three input levels, of which the first two are considered observable and the last unobservable, as follows:

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

The Company utilized a discounted cash flow approach to determine the Level 3 valuation for its auction rate securities.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent the Company's estimates given available data as of December 31, 2008.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for the Rights related to the Company’s auction rate securities that was recorded in conjunction with signing an agreement with one of the Company's investment advisors.  See Note 3-Fair Value Measurement.

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short term investments, and accounts receivable.  As of December 31, 2008, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

  The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in retail stores, and revenue generated from online advertisements posted on the Company's website.  Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.   Excluding amounts due from credit cards, as of December 31, 2008, two customers accounted for 38% and 13% of the Company’s net accounts receivable. And as of December 31, 2007, two customers accounted for 43% and 11% of the Company’s net accounts receivable.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software and Website Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Web Site Development Costs. Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Payroll and payroll related costs and stock based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model.  No impairment loss was incurred in the periods presented.

Goodwill and Intangible Assets

The Company accounts for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis during our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

Intangible assets from acquisitions are amortized on a straight-line basis over the estimated useful lives which range from one to five years.

For goodwill analysis, the Company operates under one reporting unit as defined by SFAS No. 142.  To determine the fair value of its reporting unit the Company used a discounted cash flow model, using ten years of projected unleveraged free cash flows and terminal EBITDA earnings multiples.  The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discount rates used were also subjected to broad sensitivity analysis to ensure that fair value estimates were within a reasonable range.  The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.  As a result of this work, under the fair value measurement methodology, the Company concluded the fair value of its reporting unit exceeded its carrying value.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company generally recognizes revenue from product sales, net of applicable sales tax upon shipment when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders or until the prepaid period expires.  Shipping charged to customers is recognized as revenue at the time of shipment.  The Company recognizes commercial print revenue upon shipment, consistent with it's product revenue policy.

The Company provides its customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. The Company maintains an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses.

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

The Company’s advertising revenues are derived from the sale of online advertisements on its website. Advertising revenues are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of the Company's websites) are delivered; as “clicks” (which are generated each time users on Company's websites click through the advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement with the expectation that advertisement will be delivered ratably over the contract period.

Restructuring Costs

In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), restructuring costs are recorded as incurred.  The Company accrues for lease termination costs at the time a restructuring event takes place.  The Company accrues for severance once the total severance pool has been calculated, approved and communicated, and recognizes the expense ratably over the required service period, from the communication date to the exit date.  The Company also accelerates depreciation using a revised economic life of the leasehold improvement assets.

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place.  Total direct mail costs capitalized as of December 31, 2008 and December 31, 2007 were $0 and $355,000, respectively.  Total advertising costs are included in selling and marketing expenses and totaled approximately $14,740,000, $10,800,000 and $5,710,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans under the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). Pursuant to SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. SFAS No. 123(R) requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of the date of adoption of FIN 48 or at December 31, 2008.

The Company is subject to taxation in the United States, California and twelve other jurisdictions in the United States.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Share

Basic net income per share attributed to common shares is computed by dividing the net income attributable to common shares for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net income per share attributed to common shares is computed by dividing the net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock units, common stock subject to repurchase rights, and incremental shares of common stock issuable upon the exercise of stock options.

	Year Ended December 31,
	2008	2007	2006
Net income per share:	In thousands, except per share amounts
Numerator
Net income	$4,561	$10,095	$5,798
Denominator
Weighted-average common shares outstanding	25,038	24,309	8,729
Less: Weighted-average unvested common shares subject to repurchase	(2)	(14)	(107)
Denominator for basic net income per share	25,036	24,295	8,622
Dilutive effect of stock options, restricted awards and shares subject to repurchase	751	1,978	1,709
Denominator for diluted net income per share	25,787	26,273	10,331
Net income per share — basic and diluted
Net income per share — basic	$0.18	$0.42	$0.67
Net income per share — diluted	$0.18	$0.38	$0.56

The following weighted-average outstanding options and convertible preferred stock were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2008	2007	2006
	In thousands
Options to purchase common stock	4,230	385	1,367
Convertible preferred stock (as converted basis)	—	—	10,509

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

   FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and comprehensive loss and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss) and unrealized gains and losses on marketable securities, which are disclosed in the accompanying consolidated statements of comprehensive income.  Unrealized income (loss) on investments for the year ended December 31, 2008, 2007 and 2006 are net of tax benefit of $3,148,000, $13,000 and $919,000 respectively.

   In November 2008, the Company accepted an offer (the "Rights") from UBS AG ("UBS"), one of its investment providers, entitling the Company to sell at par value its auction-rate securities ("ARS") originally purchased from UBS (approximately $52.3 million, par value) at anytime during a two-year period from June 30 2010 through July 2, 2012.  In connection with the acceptance, the Company transferred its ARS from available-for-sale to trading securities in accordance with SFAS 115.  The transfer to trading securities reflects mangement's intent to exercise the Rights during the period June 30, 2010 to July 2, 2012.  Prior to its agreement with UBS, management's intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity  At the time the agreement was signed, the unrealized loss on its ARS was $9.0 million, $5.9 million was included in other comprehensive income net of tax of $3.1 million.  At December 31, 2008 the Company recorded a reclassification adjustment to recognize an other than temporary impairment loss of $9.0 million in interest and other income, net, which had previously been recognized as a component of other comprehensive income, net of tax.

Segment Reporting

The Company operates in one industry segment — digital photofinishing services. The Company operates in one geographic area, the United States of America.

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board ("FASB") issued a staff position which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those that were recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of FAS 157 only with respect to its financial assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three input levels, of which the first two are considered observable and the last unobservable, as follows:

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.  The Company has elected to defer the election of this pronouncement for its nonfinancial assets and liabilities.

Effective January 1, 2008, the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under this Statement.  The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for the Rights related to its auction rate securities that were recorded in conjunction with signing an agreement with one of its investment advisors.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company does not expect the adoption of FAS 141R to have a material effect on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have a material effect on its financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material effect on its financial position or results of operations.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7) that clarifies accounting for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value.  EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008.  The Company does not expect the issuance of EITF 08-7 to have a material effect on its financial position or results of operations.

Note 3 – Fair Value Measurement

The components of the Company’s cash equivalents and investments, including the unrealized gains (losses) associated with each are as follows:

	December 31, 2008			December 31, 2007
	Cost	Gross Unrealized Gains/(Losses)	Fair Value	Cost	Gross Unrealized Gains/(Losses)	Fair Value
	In thousands			In thousands
Cash Equivalents
Money Market Funds	80,410	—	80,410	22,363	—	22,363
Commercial Paper	—	—	—	84,284	(20)	84,264
Total Cash Equivalents	80,410	—	80,410	106,647	(20)	106,627
US Government Agency Securities	—	—	—	3,000	2	3,002
Auction Rate Securities	52,250	(9,013)	43,237	—	—	—
Rights from UBS	—	9,013	9,013	—	—	—
Total Cash Equivalents and Investments	$132,660	$—	$132,660	$109,647	$(18)	$109,629

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and long term investments) as of December 31, 2008 (in thousands):

	December 31, 2008
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$80,410	$80,410	$—	$—
Long-term investments:
Auction rate securities	43,237	—	—	43,237
Rights from UBS	9,013	—	—	9,013
Total financial assets	$132,660	$80,410	$—	$52,250

The Company’s financial assets subject to fair value measurement are comprised of money market funds, auction rate securities (“ARS”) and an asset ("Rights") which was recorded as a result of signing an agreement with one of its investment advisors ("UBS") entitling UBS to repurchase the ARS at a future date.  The ARS investments and Rights are the only financial instruments valued under the Level 3 hierarchy.  ARS investments are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty eight days), based on market demand for a reset period. Auction rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

From the inception of these investments in ARS in January 2008 through February 2009, due to the recent uncertainties in the credit markets, all scheduled auctions have failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the securities are called by the issuer or a buyer is found outside of the auction process.   As a result, the Company has classified the entire balance of ARS as non-current investments on its consolidated balance sheet.  At the time of the initial investment and through the date of this report, all of these auction rate securities remain AAA rated. The assets underlying each security are student loans and 90% of the principal amounts are guaranteed by the Federal Family Education Loan Program (“FFELP”).

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

At December 31, 2008, the Company utilized a discounted cash flow approach to determine the Level 3 valuation for the ARS investments. This analysis indicated a fair value of $43.3 million. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent the Company’s estimates given available data as of December 31, 2008. Based on this assessment of fair value, as of December 31, 2008 the Company determined there was a decline in fair value of its ARS investments of $9.0 million.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, the Company accepted an offer from UBS AG, one of its investment advisors, entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $52.3 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, the Company also granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS.  Although the Company expects to sell its ARS under the Rights, if the Rights is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS.  The Rights represent a contractual agreement between the Company and UBS that will rank senior to UBS' ordinary shares.  Throughout the period from acceptance of the offer until the Rights are redeemed or UBS sells the securities, ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represents a firm agreement in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights resulted in a recognition of a separate freestanding asset and was accounted for separately from the ARS investment.  As of December 31, 2008, the Company recorded $9.0 million as the fair value of the Rights, classified as long-term investment on the consolidated balance sheet as of December 31, 2008, with a corresponding credit to interest and other income, net, in the consolidated statement of income for the year ended December 31, 2008.  The Rights does not meet the definition of a derivative instrument under SFAS 133.  Therefore, the Company elected to measure the Rights at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  The Company valued the Rights as the difference between the fair value and the original Par value of the ARS, adjusted for bearer risk, if any, associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

Prior to accepting the UBS offer, the Company recorded its ARS as available-for-sale investments, and therefore recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in stockholders’ equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company has reclassified its ARS subject to the Rights and held by UBS from available-for-sale to trading in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).  The transfer to trading securities reflects management’s intent to exercise the Rights during the period June 30, 2010 to July 3, 2012.  Prior to its agreement with UBS, the management’s intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity.  At December 2008, the Company recorded an other than temporary impairment loss on its auction rate securities of $9.0 million in interest and other income, net, which had previously been recognized as a component of other comprehensive income, net of tax.  Any future gains or losses resulting from changes in the fair value of the ARS will be recognized in earnings.

The following table provides a reconciliation for all assets measured at fair value using significant inputs (Level 3) as of December 31, 2008 (in thousands):

	Rights	ARS
Balance at December 31, 2007	$—	$—
Purchase of ARS investments	—	52,250
Issuance of Rights	9,013	—
Unrealized loss included in earnings	—	(9,013)
Balance at December 31, 2008	$9,013	$43,237

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Balance Sheet Components

Property and Equipment

	December 31,
	2008	2007
	In thousands
Computer and other equipment	$78,299	$66,663
Software	7,450	6,089
Leasehold improvements	8,933	7,952
Furniture and fixtures	2,609	2,282
Capitalized software and website development costs	12,520	6,656
	109,811	89,642
Less: Accumulated depreciation and amortization	(61,805)	(41,226)
Net property and equipment	$48,006	$48,416

Property and equipment includes $3,356,000 and $5,121,000 of equipment and software under capital leases at December 31, 2008 and 2007, respectively. Accumulated depreciation of assets under capital leases totaled $3,010,000 and $3,798,000 at December 31, 2008 and 2007, respectively.

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $24,211,000, $17,384,000 and $10,525,000, respectively.

The Company has capitalized software and website development costs incurred in the application development phase and unamortized cost is included in property and equipment and totaled approximately $7,031,000 and $3,619,000 at December 31, 2008 and 2007, respectively. These amounts included $1,488,000 and $111,000 of stock based compensation expense.  Also included in capitalized software and website development costs as of December 31, 2008 was $1,331,000 related to the Company's recently implemented ERP system.  Amortization of capitalized costs totaled approximately $2,456,000, $1,467,000 and $993,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As a result of the Company’s decision to close its Hayward, California facility, the Company began accelerating depreciation of leasehold improvements at the Hayward, California facility from the announcement date of July 2008 and will continue through the closure date in early 2009. At December 31, 2008, the Company recorded $504,000 of accelerated depreciation for these leasehold improvements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets are composed of the following at December 31:

	Weighted Average Useful Life	December 31,
		2008	2007
		In thousands
Purchased technology	8 Years	$8,450	$3,350
Less: accumulated amortization		(2,318)	(905)
		6,132	2,445

Customer relationships	3 Years	990	990
Less: accumulated amortization		(440)	(110)
		550	880

Licenses and other	3 Years	256	186
Less: accumulated amortization		(115)	(31)
		141	155

Total		$6,823	$3,480

Purchased technology is amortized over a period ranging from 5 to 16 years.  Licenses and other is amortized over a period ranging from three to five years.

In August 2007, the Company entered into an agreement with a competitor to acquire the customer list of that competitor without restriction of use. The acquisition amount totaled $990,000 and was paid in September 2007.  The Company recorded this payment as an intangible asset, which is being amortized ratably over its estimated life through August 2010.  The Company recorded amortization expense of $330,000 and $110,000 in 2008 and 2007, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible asset amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1,827,000, $412,000 and $222,000, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2009	$1,826
2010	1,686
2011	1,415
2012	1,271
2013	129
Thereafter	496
$6,823

Goodwill

As defined by SFAS No. 142, the Company has one reporting unit therefore all goodwill is allocated to that single unit. To determine the fair value of its reporting unit the Company used a discounted cash flows model, using ten years of projected unleveraged free cash flows and terminal EBITDA earnings multiples.  The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discount rates used were also subjected to broad sensitivity analysis to ensure that fair value estimates were within a reasonable range.  The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.  As a result of this work, under the fair value measurement methodology, the Company concluded the fair value of its reporting unit exceeded its carrying value.  During the fourth quarter of fiscal years 2008 and 2007, the Company completed its annual impairment test, and there was no impairment indicated.

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance, December 31, 2006	$—
Acquisition of business	379
Goodwill adjustments	—
Balance, December 31, 2007	379
Acquisition of business	6,945
Goodwill adjustments	400
Balance, December 31, 2008	$7,724

See Note 6 - Acquisitions.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	December 31,
	2008	2007
	In thousands
Accrued marketing expenses	$6,697	$4,101
Accrued income and sales taxes	5,923	3,682
Accrued compensation	4,110	3,053
Accrued production facility expenses	2,677	3,283
Accrued consultant expenses	1,439	1,516
Accrued purchases	526	1,414
Accrued other	3,340	1,675
	$24,712	$18,724

Note 5 — Restructuring

In July 2008, the Company announced that effective in early 2009, it would close its Hayward, California production facility and begin operations at a new manufacturing facility to be located in Phoenix, Arizona. As a result of this decision, the Company incurred approximately $80,000 in contractual lease termination costs which was recorded in the second quarter of the fiscal year. The Company will also incur $846,000 in severance costs, which is recognized ratably over the period from the severance communication date in July 2008, through the facility closure date in early 2009.  Through December 31, 2008, the Company has recognized $633,000 in severance costs which is recorded in cost of revenue for the year ended 2008.  The Company expects to incur up to $60,000 in additional costs associated with the relocation of certain employees, which will be expensed as incurred in 2009.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Facility Closure Costs	Workforce Reduction Costs	Total
Balance, December 31, 2007	$—	$—	$—
Restructuring charges	80	633	713
Payments	—	—	—
Balance, December 31, 2008	$80	$633	$713

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Acquisitions

Nexo Systems, Inc ..
On January 4, 2008, the Company acquired all of the outstanding shares of Nexo Systems, Inc. ("Nexo") for total aggregate cash purchase price of $10.1 million, including $0.1 million in fees; and $4.0 million in restricted stock.  Nexo has developed and launched an internet-based platform, whereby groups can create customized, content-rich personal and group websites. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The restricted stock award was granted to the Nexo founders contingent upon their continued employment for a period of two years. As a result, $4.0 million will be recognized as stock-based compensation over the two year service period.

Of the total purchase price, $5.1 million was allocated to developed technology and is being amortized over an estimated useful life of five years, and $0.1 million was allocated to all other assets and liabilities acquired. No amount was allocated to in-process research and development. The remaining excess purchase price of approximately $4.9 million was allocated to goodwill. In addition, $2.0 million was recorded as a deferred tax liability representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company's acquisition of Nexo. Nexo's results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

Make It About Me
On June 14, 2007, the Company acquired certain assets and liabilities of CustomAbility, LLC, a publishing company that produces customized children’s books under the brand name Make It About Me (“MIAM”). This acquisition augmented the Company’s personal publishing platform. The transaction was accounted for as a purchase business combination.

The total purchase price of $1,632,000 consisted of $1,600,000 in cash consideration and approximately $32,000 in transaction fees. The initial purchase price was allocated to the assets and liabilities acquired based on their fair value, with the majority of the cost being allocated to purchased technology of $1,320,000 and licensed content of $150,000.  The identifiable intangible assets have useful lives not exceeding five years, and a weighted average life of 4.8 years. No amount was allocated to in-process research and development and $179,000 was initially allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and for tax purposes, will be amortized over 15 years.  The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to our acquisition of MIAM. MIAM’s results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

In addition to the initial cash consideration, the sellers of MIAM earned additional consideration totaling $200,000 and $400,000 when certain contingencies were met. When these contingencies were met, these earn-out payments were recorded as additional goodwill.  The first contingency was met as of November 2007, increasing goodwill by $200,000.  The second and final contingency was met as of December 2008, increasing goodwill by $400,000, which was subsequently paid in January 2009.

Prior to the acquisition, the Company was a reseller of MIAM’s publishing products. As a part of this transaction, the existing fulfillment agreement between the two parties was cancelled. No gain or loss resulted from the settlement of this pre-existing relationship.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than November 2014. Rent expense was $2,786,000, $1,925,000 and $1,295,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company leases certain equipment, software and colocation services under non-cancelable capital leases, operating leases or long-term agreements that expire at various dates through the year 2010. The leased equipment is subject to a security interest. The total outstanding obligation under capital leases at December 31, 2008 and 2007 was $107,000 and $915,000, respectively.

At December 31, 2008, the total future minimum payments under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases
Year Ending:	In thousands
2009	$3,823	$93
2010	3,676	12
2011	2,302	6
2012	2,371	—
2013	2,441	—
Thereafter	4,592	—
Total minimum lease payments	$19,205	$111
Less: amount representing interest		(4)
Present value of future minimum lease payments		107
Less: current portion		(90)
Non-current portion of capital lease obligations		$17

Purchase obligations consist of non-cancelable marketing agreements, co-location services and printing equipment rental. As of December 31, 2008, the Company’s purchase obligations totaled $7,529,000.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Line of Credit

In April 2008, the Company entered into a line of credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. The Facility is a $20.0 million 364-day revolving line of credit, and is collateralized by substantially all of the assets of the Company. The Company will use amounts borrowed under the Facility, if any, to finance the company’s working capital needs and for general corporate purposes, including future acquisitions. As of December 31, 2008, the Company has not drawn on the line of credit. The Company incurred $236,000 of Facility origination costs which have been capitalized within prepaid expenses and are being amortized over the 12 month term of the Facility.

Legal Matters

On or about June 18, 2007, Fotomedia Technologies, LLC (“Fotomedia”) filed suit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging infringement of U.S. Patent Nos. 6,018,774; 6,542,936 B1; and 6,871,231 B2.  Fotomedia seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  Fact discovery is currently open, and the court has set May 28, 2009, as the date for the claims construction hearing, and set November 2, 2009, as the date for trial.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Parallel Networks complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  The Company filed an answer to the complaint on April 29, 2008.    On July 14, 2008, the Company and other defendants filed a motion to stay the lawsuit pending the reexamination of the patents-in-suit by the United States Patent and Trademark Office.  On December 23, 2008 that motion was denied.  On January 12, 2009, the court entered a revised Agreed Docket Control order setting a schedule for deadlines in the case.  Under that schedule, the claims construction hearing would be held on August 13, 2009, and trial would be held in March 2010.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above cases, from time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business.  In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of Statements of Financial Accounting Standards No. 5, Accounting for Contigencies ("FAS 5").  In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense.

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

Warrants for Common Stock

During 2007, two warrant holders exercised their warrants for an aggregate of 27,299 shares of common stock.  The transactions were effected through a net-exercise, and as a result, no cash proceeds were received by the Company.  As of December 31, 2008, there were no remaining warrants outstanding.

Upon the effective date of the IPO, warrants to purchase 40,816 shares of redeemable convertible preferred stock converted into warrants to purchase 40,816 shares of common stock, and warrants to purchase 40,816 shares of redeemable convertible preferred stock expired.

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). Under the 1999 Plan, the Company issued shares of common stock and options to purchase common stock to employees, directors and consultants. Options granted under the Plan were incentive stock options or non-qualified stock options. Incentive stock options (“ISO”) were granted only to Company employees, which includes officers and directors of the Company. Non-qualified stock options (“NSO”) and stock purchase rights were able to be granted to employees and consultants. Options under the Plan were to be granted at prices not less than 85% of the deemed fair value of the shares on the date of the grant as determined by the Company’s Board of Directors (“the Board”), provided, however, that (i) the exercise price of an ISO and NSO was not less than 100% and 85% of the deemed fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder was not less than 110% of the deemed fair value of the shares on the date of grant. The Board determined the period over which options became exercisable. The term of the options was to be no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. Options granted under the 1999 Plan generally vested over four years. The Board of Directors determined that no further grants of awards under the 1999 Plan would be made after the Company’s IPO.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006 Equity Incentive Plan

In June 2006, the Board adopted, and in September 2006 the Company’s stockholders approved, the 2006 Equity Incentive Plan (the “2006 Plan”), and all shares of common stock available for grant under the 1999 Plan transferred to the 2006 Plan. The 2006 Plan provides for the grant of ISOs to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company, and for the grant of all other types of awards to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction. Other types of awards under the 2006 Plan include NSOs, restricted stock awards, stock bonus awards, restricted stock units, and performance shares.

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

At the time of adoption of the 2006 Plan, there were 1,358,352 shares of common stock authorized for issuance under the 2006 Plan, plus 92,999 shares of common stock from the 1999 Plan that were unissued. The 2006 Plan provides for automatic replenishments on January 1 of 2008, 2009, and 2010, of the lesser of a) 4.62% of common stock issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

A summary of the status of the Company’s stock option plans at December 31, 2008 and changes during the periods then ended is presented in the table below (share numbers and aggregate intrinsic value in thousands):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2005	1,359	3,018	3.91
Additional authorized	2,055	—	—
Granted	(2,269)	2,269	11.11
Exercised	—	(52)	1.61
Forfeited, cancelled or expired	233	(201)	6.10
Balances, December 31, 2006	1,378	5,034	7.28
Additional authorized (inducement grants)	380	—	—
Granted	(2,217)	2,217	22.17
Exercised	—	(1,049)	4.75
Forfeited, cancelled or expired	560	(560)	9.36
Balances, December 31, 2007	101	5,642	$13.39
Additional authorized	1,275	—	—
Granted	(642)	642	13.64
Exercised	—	(266)	4.35
Forfeited, cancelled or expired	489	(489)	18.20
Balances, December 31, 2008	1,223	5,529	$13.41	7.1	$3,142
Options vested and expected to vest at December 31, 2008		5,029	$13.01	7.0	$3,113
Options vested at December 31, 2008		3,237	$10.50	6.4	$3,003

As of December 31, 2007 and 2006, there were 1,917,000 and 1,485,000 options vested, respectively.

During the twelve months ended December 31, 2008, the Company granted stock options to purchase an aggregate of 642,000 shares of common stock with a weighted average grant-date fair value of $5.99 per share.  In fiscal years ended December 2007 and 2006, the Company granted stock options to purchase an aggregate of 2,217,000 and 2,269,000 shares of common stock, respectively, with a weighted average grant-date value of $9.33 and $4.99 per share, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted in 2006 are grouped as follows (share numbers in thousands):

	Options Granted	Weighted Average Fair Value	Weighted Average Exercise Price
Options with exercise price less than reassessed market price on the grant date	255	$4.43	$10.00
Options with exercise price equal to reassessed market price on the grant date	2,014	$5.06	$11.25
Total	2,269	$4.99	$11.11

The total fair value of options that vested during the twelve months ended December 31, 2008 was $8,510,000.  The total intrinsic value of options exercised during the twelve months ended December 31, 2008, 2007 and 2006 was $3,662,000, $18,136,000 and $531,000, respectively. Net cash proceeds from the exercise of stock options were $1,157,000 for the twelve months ended December 31, 2008.  The Company has $12.1 million  and $10.3 million of federal and state net operating losses, respectively, associated with windfall tax benefit that will be recorded in additional paid in capital when realized.

Early Exercise of Employee Options

Stock options granted under the 1999 Plan provides employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 0, 5,000 and 31,000 at December 31, 2008, 2007 and 2006, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25", the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be outstanding until those shares vest. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. As of December 31, 2008, 2007 and 2006, cash received for early exercise of options of $0, $0 and $9,000, was included in refundable deposits, respectively. Amounts so recorded are transferred into common stock and additional paid-in capital as the shares vest.

Stock-based Compensation Associated with Awards to Employees

All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Board determined these fair market values in good faith based on the best information available to the Board and Company’s management at the time of the grant. Although the Company believes these determinations accurately reflect the historical value of the Company’s common stock, management has retroactively revised the valuation of its common stock for the purpose of calculating stock-based compensation expense. Accordingly, in the periods ending December 31, 2004 and 2005 for such stock and options issued to employees, the Company has recorded deferred stock-based compensation of $2,299,000 and $1,225,000, respectively, net of cancellations, of which the Company amortized $28,000, $1,000 and $565,000 of stock-based compensation in the years ended December 31, 2008, 2007 and 2006, respectively.

In 2008, the remaining balance in deferred stock-based compensation under APB 25, as shown in the consolidated statement of redeemable convertible preferred stock and stockholders’ equity was fully amortized.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

Under SFAS No. 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the twelve months ended December 31, 2008, 2007, and 2006, were as follows:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Annual risk free rate of return	2.5%	4.1%	5.0%
Expected volatility	51.7%	45%	45.8%
Expected term (years)	4.4	4.4	4.6

Employee stock-based compensation expense recognized during the periods ended December 31, 2008 and December 31, 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2008, the Company had $25,136,000 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock plans that will be recognized over a weighted-average period of approximately two years.

In 2006, based on a reassessment of the value of its common stock during 2005, the Company offered to the employees who were granted options from January 2005 to October 2005 the ability to amend the terms of their options to increase the exercise prices in order to help them avoid potential adverse personal income tax consequences. On June 29, 2006 and December 22, 2006, options to purchase 1,789,217 and 3,480 shares, respectively, of the Company’s common stock that had been granted at exercise prices ranging from $5.00 to $5.50 per share were amended to exercise prices between $5.50 and $6.56 per share. No other terms of the option grants were modified. The transactions were deemed to be modifications under SFAS No. 123R, deferred stock-based compensation computed under APB 25 was reduced by $526,000 which has been amortized under SFAS No. 123R, and there was no incremental stock-based compensation expenses from the amendments.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

In 2008, the Company began granting restricted stock units (“RSU”) to its employees under the provisions of the 2006 Plan. The cost of restricted stock units is determined using the fair value of the Company's common stock on the date of grant. RSUs typically vest and become exercisable annually based on either a two year, three year or four year total vesting term. In accordance with Statement of Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”), compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the twelve months ended December 31, 2008, is as follows (share numbers in thousands):

	Restricted Stock Units & Awards	Weighted Average Grant Date Fair Value
Balances, December 31, 2007	—	$—
Granted	1,112	12.97
Released	(62)	20.75
Forfeited, cancelled or expired	(92)	16.64
Balances, December 31, 2008	958	$12.11
Restricted stock units expected to vest, December 31, 2008	815

Included in the RSU grants for the twelve months ended December 31, 2008 are 98,000 RSUs that had both performance and service vesting criteria (“PBRSU”). The performance condition is tied to the Company’s future performance, and the service criteria are consistent with the vesting described in the 2006 Plan. Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.  As of December 31, 2008, no stock-based compensation was recorded for these PBRSUs which were subsequently canceled as the performance criteria was not met.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inducement Awards

Included in the stock option and restricted stock unit activity above, the Company granted inducement stock option awards and restricted stock units to two executives. These inducement grants were approved by the Company’s Board of Directors and were not issued under a shareholder approved plan. A total of 129,000 options to purchase common stock and 7,000 restricted stock units were granted under this nonqualified agreement. These grants have a 10 year term, and vest over a four year period from the initial date of hire of the respective executives, in a manner consistent with awards granted under the 2006 Plan.

Also included in the stock option activity are 50,000 previously issued inducement stock option awards which have been forfeited pursuant to the termination of an executive.

Note 9 — Income Taxes

The components of the provision for income taxes is as follows (in thousands):

	December 31,
	2008	2007	2006
Federal:
Current	$727	$206	$610
Deferred	1,108	5,146	2,809
	$1,835	$5,352	$3,419
State:
Current	$1,156	$216	$133
Deferred	(1,199)	734	390
	$(43)	$950	$523
Total income tax expense (benefit):
Current	$1,883	$422	$743
Deferred	(91)	5,880	3,199
	$1,792	$6,302	$3,942

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s actual tax expense (benefit) differed from the statutory federal income tax rate of 34.0%, as follows:

	December 31,
	2008	2007	2006
Income tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes	(2.7)%	4.5%	5.8%
Stock-based compensation	10.9%	2.0%	4.3%
R&D tax credit	(14.3)%	—	—
Other	0.3%	(2.1)%	(3.7)%
	28.2%	38.4%	40.4%

At December 31, 2008, the Company had approximately $12.1 million and $32.0 million of federal and state net operating loss carryforwards, respectively, to reduce future regular taxable income. These carryforwards will expire beginning in the year 2021 through 2022 for federal and 2014 through 2016 for state purposes, if not utilized.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards.

The Company also had federal and state research and development credit carryforwards of approximately $2.0 million and $1.4 million for federal and state income tax purposes, respectively, at December 31, 2008. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes.  The research and development tax credit will expire starting in 2018 for federal and 2023 for Arizona.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$1,240	$7,481
Reserves and other tax benefits	4,312	3,485
Tax credits	4,499	2,715
Depreciation and amortization	2,612	1,196
Other	408	94
Deferred tax assets	13,071	14,971
Deferred tax liabilities:
Deferred tax liabilities	—	—
Net deferred tax assets	$13,071	$14,971

As of January 1, 2008, the Company had $756,000 of unrecognized tax benefits.  As of December 31, 2008, the Company booked an additional $1,010,000 for unrecognized tax benefits for fiscal 2008.  A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the twelve month period ended December 31, 2008 is as follows (in thousands):

	2008	2007
Balance of unrecognized tax benefits at January 1	$ 756	1,200
Additions for tax positions of prior years	455	$—
Additions for tax positions related to current year	555	259
Reductions for tax positions of prior years	—	(607)
Settlement of franchise tax audit	—	(96)
Balance of unrecognized tax benefits at December 31	1,766	$756

The company does not expect the balance of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of December 31, 2008, the Company is subject to taxation in the United States, California, and twelve other jurisdictions in the United States.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Intellectual Property Cross-Licensing Agreement

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

Note 11 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2008 and 2007, there were no discretionary contributions. In 2006, the Company made a discretionary contribution of $63,000.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Quarterly Financial Data (Unaudited, in thousands)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$34,338	$35,447	$35,953	$107,742
Gross Profit	16,409	18,067	17,523	65,322
Net income (loss)	$(3,639)	$(4,017)	$(2,711)	$14,928

Net income (loss) per common share:
Basic	$(0.15)	$(0.16)	$(0.11)	$0.60
Diluted	$(0.15)	$(0.16)	$(0.11)	$0.59

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$26,705	$29,877	$32,602	$97,543
Gross Profit	13,671	15,045	15,362	58,538
Net income (loss)	$(1,060)	$(2,439)	$(3,314)	$16,908

Net income (loss) per common share:
Basic	$(0.04)	$(0.10)	$(0.14)	$0.68
Diluted	$(0.04)	$(0.10)	$(0.14)	$0.63

Schedule II
Valuation and Qualifying Accounts

Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2006	$21	—	—	(21)	—
Year ended December 31, 2007	$—	—	—	—	—
Year ended December 31, 2008	$—	—	—	—	—

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specific in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that also audited our financial statements included in this Annual Report on Form 10-K, audited the effectiveness of internal control over financial reporting as of December 31, 2008, and issued their related attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the Company’s Chief Financial Officer. This code of ethics, titled the “Code of Conduct and Ethics for Chief Executive Officer and Senior Financial Department Personnel,” can be found on our website at www.shutterfly.com ..  We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.

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

    3.  Exhibits. The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

By:	/s/ Mark J. Rubash
Mark J. Rubash
Senior Vice President & Chief Financial Officer

Dated: February 24, 2009

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

Signature	Title	Date
/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2009

/s/ Mark J. Rubash Mark J. Rubash	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2009

/s/ Philip A. Marineau Philip A. Marineau	Chairman of the Board of Directors	February 21, 2009

/s/ Patricia A. House Patricia A. House	Director	February 22, 2009

/s/ Eric J. Keller Eric J. Keller	Director	February 22, 2009

/s/ Nancy J. Schoendorf Nancy J. Schoendorf	Director	February 22, 2009

/s/ James N. White James N. White	Director	February 22, 2009

/s/ Stephen J. Killeen Stephen J. Killeen	Director	February 23, 2009

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Registrant’s Restated Bylaws.	S-1	333-135426	June 29, 2006	3.05
4.01	Form of Registrant’s common stock certificate.	S-1	333-135426	June 29, 2006	4.01
4.02	Fifth Amended and Restated Investors’ Rights Agreement, dated as of November 11, 2005, by and among the Registrant and certain investors of Registrant.	S-1	333-135426	June 29, 2006	4.02
10.01	Form of Indemnity Agreement.	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*	S-1/A	333-135426	June 29, 2006	10.03
10.04	Lease Agreement, as amended, dated July 5, 1999, by and between the Registrant and Westport Joint Venture, as amended to date.	S-1	333-135426	June 29, 2006	10.04
10.05	Agreement of Lease, dated as of August 1, 2005, by and between the Registrant and DCT-CA 2004 RN Portfolio L, LP, as amended to date.	S-1	333-135426	June 29, 2006	10.05
10.06	Lease, dated as of March 7, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.06
10.07	Lease, dated as of April 6, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.07
10.08	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.09	Offer letter dated March 25, 2005 for Douglas J. Galen.*	S-1	333-135426	June 29, 2006	10.12
10.10	Supply Agreement, dated as of September 15, 2005, by and between Registrant and Fuji Photo Film U.S.A., Inc.**	S-1	333-135426	June 29, 2006	10.14
10.11	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.12	Supply Agreement, dated as of April 20, 2007, by and between Registrant and FujiFilm U.S.A, Inc.	10-Q	001-33031	August 1, 2007	10.18
10.13	Offer letter dated May 17, 2007 for Kathryn E. Olson.*	10-K	001-33031	March 10, 2008	10.19
10.14	Offer letter dated November 27, 2007 for Mark J. Rubash.*	10-K	001-33031	March 10, 2008	10.20
10.15	Lease Agreement, as amended, dated as of December 22, 2006, by and between the Registrant and 3915 Shopton Road, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.22
10.16	First Amendment to Lease (Expansion), dated as of April 30, 2007, by and between the Registrant and Westport Office Park, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.23
10.17	Transition Agreement between the Registrant and Stanford Au dated August 26, 2008.*	8-K	001-33031	August 27, 2008	99.1
10.18	Lease Agreement between Liberty Cotton Center LLC and the Registrant, dated August 22, 2008, as amended on October 29, 2008.	10-Q	001-33031	October 31, 2008	10.02
10.19	Amendment to Offer Letter dated December 26, 2008 for Mark J. Rubash.*					X
10.20	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*					X
10.21	Amendment to Offer Letter dated December 31, 2008 for Douglas J. Galen.*					X
10.22	Amendment to Offer Letter dated December 31, 2008 for Kathryn E. Olson.*					X
10.23	Temporary Sublease, Assignment and Assumption of Lease and Consent to Assignment, dated May 7, 2008, by and between the Registrant and MetricStream, Inc.					X
21.01	Subsidiaries of the Registrant					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 107 of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
__________

*	Represents a management contract or compensatory plan.

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