Form 10-Q
period 2009-03-31
SHUTTERFLY INC
filed 2009-05-01
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33031

SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
( State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2800 Bridge Parkway Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code
(650) 610-5200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes o     No  o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer  ☐                                                                     Accelerated Filer  ☒
Non-accelerated Filer  ☐                                                                       Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2009
Common stock, $0.0001 par value per share	25,171,989 shares

TABLE OF CONTENTS

Page Number
Part I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet	1
Consolidated Income Statement	2
Consolidated Statement of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II - Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities And Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits	38
Signatures	39
Index to Exhibits
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 10.05
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$65,874	$88,164
Accounts receivable, net	3,287	5,992
Inventories	3,128	3,610
Deferred tax asset, current portion	956	1,194
Prepaid expenses and other current assets	9,646	4,749
Total current assets	82,891	103,709
Long-term investments	52,250	52,250
Property and equipment, net	47,083	48,006
Goodwill and intangible assets, net	14,090	14,547
Deferred tax asset, net of current portion	9,971	11,877
Other assets	2,754	2,417
Total assets	$209,039	$232,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,664	$11,214
Accrued liabilities	10,811	24,712
Deferred revenue	8,970	9,461
Current portion of capital lease obligations	35	90
Total current liabilities	24,480	45,477
Other liabilities	1,419	1,001
Capital lease obligations, less current portion	12	17
Total liabilities	25,911	46,495
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 25,162 and 25,138 shares issued and outstanding on March 31, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	205,042	201,993
Accumulated deficit	(21,916)	(15,684)
Total stockholders' equity	183,128	186,311
Total liabilities and stockholders' equity	$209,039	$232,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues	$36,012	$34,338
Cost of net revenues(1)	19,672	17,929
Gross profit	16,340	16,409
Operating expenses(1):
Technology and development	10,994	9,164
Sales and marketing	7,797	8,055
General and administrative	6,945	7,621
Total operating expenses	25,736	24,840
Loss from operations	(9,396)	(8,431)
Interest expense	(88)	(28)
Interest and other income, net	324	1,347
Loss before income taxes	(9,160)	(7,112)
Benefit from income taxes	2,928	3,473
Net loss	$(6,232)	$(3,639)

Net loss per share — basic and diluted	$(0.25)	$(0.15)
Weighted-average shares outstanding — basic and diluted	25,148	24,949

(1) Stock-based compensation is allocated as follows:
Cost of net revenues	$95	$84
Technology and development	633	391
Sales and marketing	716	411
General and administrative	1,360	932

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,232)	$(3,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,249	5,428
Amortization of intangible assets	457	457
Stock-based compensation	2,804	1,818
Loss/(gain) on disposal of property and equipment	13	(8)
Deferred income taxes	1,961	(2,981)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	2,705	1,754
Inventories	482	772
Prepaid expenses and other current assets	(4,671)	624
Other assets	(337)	(4)
Accounts payable	(7,786)	(5,519)
Accrued and other liabilities	(14,412)	(10,596)
Deferred revenue	(491)	(136)
Net cash used in operating activities	(19,258)	(12,030)
Cash flows from investing activities:
Purchases of property and equipment	(2,150)	(7,930)
Capitalization of software and website development costs	(824)	(848)
Acquisition of business, net of cash acquired	-	(10,101)
Proceeds from sale of equipment	-	6
Proceeds from sale of short-term investments	-	3,002
Purchases of long-term investments	-	(52,250)
Net cash used in investing activities	(2,974)	(68,121)
Cash flows from financing activities:
Principal payments of capital lease obligations	(59)	(201)
Proceeds from issuance of common stock upon exercise of stock options	57	592
Shares withheld for payment of employee's withholding tax liability	(56)	-
Net cash (used in) provided by financing activities	(58)	391
Net decrease in cash and cash equivalents	(22,290)	(79,760)
Cash and cash equivalents, beginning of period	88,164	122,582
Cash and cash equivalents, end of period	$65,874	$42,822

Supplemental schedule of non-cash investing activities
Net change in accrued purchases of property and equipment	$2,008	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as stationery, cards, calendars and photo books. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.

The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany transactions and balances have been eliminated.

Fair Value

The Company records its financial assets and liabilities at fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of December 31, 2008 or March 31, 2009.

The Company is subject to taxation in the United States, California and twelve other jurisdictions in the United States.

Comprehensive Loss

Comprehensive loss consists of certain changes in equity that is excluded from net loss. Specifically, unrealized gains and losses on available for sale marketable securities are included in accumulated other comprehensive loss.

The components of other comprehensive losses were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Unrealized loss in investments, net of tax of $0 and $860	$--	$(1,596)
Net loss	(6,232)	(3,639)
Total comprehensive loss	$(6,232)	$(5,235)

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” ("FSP 157-2"). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted the Emerging Issues Task Force EITF No. 08-7, “Accounting for Defensive Intangible Assets” ("EITF 08-7"), which clarifies accounting for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, but holds (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value.  EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2009, is as follows (in thousands, except per share data and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2008	5,529	$13.41
Granted	14	7.83
Exercised	(14)	4.18
Forfeited, cancelled or expired	(272)	13.44
Balances, March 31, 2009	5,257	$13.42	7.2	$6,928
Options vested and expected to vest at March 31, 2009	4,858	$13.05	7.1	$6,876
Options vested at March 31, 2009	3,418	$10.98	6.5	$6,645

During the three months ended March 31, 2009, the Company granted options to purchase an aggregate of 14,000 shares of common stock with an estimated weighted-average grant-date fair value of $3.95 per share. The total intrinsic value of options exercised during the three months ended March 31, 2009 was $44,000. Net cash proceeds from the exercise of stock options were $57,000 for the three months ended March 31, 2009.  At March 31, 2009, the Company had $12.1 million and $10.3 million of federal and state net operating losses, respectively, associated with windfall tax benefit that will be recorded as additional paid in capital when realized.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2009 and March 31, 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Dividend yield	—	—
Annual risk free rate of return	1.8%	2.2%
Expected volatility	59.9%	51.4%
Expected term (years)	4.7	4.3

        Employee stock-based compensation expense recognized in the three months ended March 31, 2009 and 2008, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R") requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

 The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant.  RSUs typically vest and become exercisable annually based on a two year, three year or four year total vesting term.  In accordance with SFAS 123R, compensation cost is amortized on a straight-line basis over the requisite service period.

    Restricted Stock Unit Activity

A summary of the Company’s restricted stock activity for the three months ended March 31, 2009, is as follows (in thousands, except per share data):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2008	958	$12.11
Granted	865	7.95
Vested	(18)	20.15
Forfeited, cancelled or expired	(103)	14.28
Balances, March 31, 2009	1,702	$9.78

Included in the RSU grants for the three months ended March 31, 2009, are 63,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance condition is tied to the Company’s financial performance for the three months ended March 31, 2009 and a three-year service vesting period.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  As of March 31, 2009, the performance criteria for the fiscal quarter was met and the associated stock based compensation was recorded.

At March 31, 2009, the Company had $27,644,000 of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

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

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock, common stock subject to repurchase rights, and incremental shares of common stock issuable upon the exercise of stock options and settlement of RSUs.

	Three Months Ended March 31,
	2009	2008
Historical net loss per share:
Numerator
Net loss	$(6,232)	$(3,639)
Denominator
Weighted-average common shares outstanding	25,148	24,953
Less: Weighted-average unvested common shares subject to repurchase	-	(4)
Denominator for basic net loss per share	25,148	24,949
Dilutive effect of stock options, restricted stock units, and shares subject to repurchase	—	—
Denominator for diluted net loss per share	25,148	24,949
Net loss per share — basic and diluted	$(0.25)	$(0.15)

     The following weighted-average outstanding options, common stock subject to repurchase, restricted stock and RSUs were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock, common stock subject to repurchase, and restricted stock	6,685	5,776

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurement

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of March 31, 2009 (in thousands):

	March 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$64,734	$64,734	$—	$—
Long-term investments:
Auction rate securities	44,940	—	—	44,940
Rights on ARS securities	7,310	—	—	7,310
Total financial assets	$116,984	$64,734	$—	$52,250

  Level 3 assets consist of auction rate securities (“ARS”) with an auction reset feature whose underlying assets are student loans that are substantially backed by the federal government. Because the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company’s ARS investments are held by UBS AG (UBS), one of the Company’s investment providers. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $52.3 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The Company has valued the ARS and Right using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the Right include estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The following table provides a summary of changes in fair value of the Company’s ARS investments (Level 3) as of March 31, 2009 (in thousands):

	Rights	ARS
Balance at December 31, 2008	$9,013	$43,237
Unrealized gain/(loss) included in earnings	(1,703)	1,703
Balance at March 31, 2009	$7,310	$44,940

Note 5 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2009	December 31, 2008
	(in thousands)
Intraperiod deferred tax asset	$4,890	$-
Prepaid service contracts - current portion	2,558	2,818
Prepaid expenses and other current assets	2,198	1,931
	9,646	4,749

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

	March 31, 2009	December 31, 2008
	(in thousands)
Computer and other equipment	$78,719	$78,299
Software	6,502	7,450
Leasehold improvements	6,484	8,933
Furniture and fixtures	2,607	2,609
Capitalized software and website development costs	13,182	12,520
	107,494	109,811
Less: Accumulated depreciation and amortization	(60,411)	(61,805)
Net property and equipment	$47,083	$48,006

Property and equipment includes $1,212,000 and $3,356,000 of equipment under capital leases at March 31, 2009 and December 31, 2008, respectively. Accumulated depreciation of assets under capital leases totaled $1,057,000 and $3,010,000 at March 31, 2009 and December 31, 2008, respectively.

Depreciation and amortization expense totaled $6,249,000 and $5,428,000 for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, the Company retired $7,716,000 of fully depreciated property and equipment, primarily building leasehold improvements and equipment associated with the closure of the Company's Hayward production facility.

Accrued Liabilities

	March 31, 2009	December 31, 2008
	(in thousands)
Accrued compensation	$2,417	$4,110
Accrued marketing expenses	2,048	6,697
Accrued purchases	1,622	952
Accrued income and sales taxes	817	5,923
Accrued production facility expenses	556	2,677
Accrued consultant expenses	530	1,439
Accrued other	2,821	2,914
	$10,811	$24,712

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Restructuring

In July 2008, the Company announced that effective in early 2009, it would close its Hayward production facility and begin operations at a new manufacturing facility to be located in Phoenix, Arizona. At the time of the decision, the Company recorded approximately $80,000 in contractual lease termination costs.  The Company completed its closure of the Hayward facility in the first quarter of fiscal 2009.  The Company paid a total of $827,000 in severance costs, which was recognized ratably over the period from the severance communication date in July 2008 through March 31, 2009.  The Company recorded an additional restructuring accrual as of March 31, 2009, for rent and related costs for the remainder of the leases associated with the Hayward facility which ends in June 2009 and September 2009.  The Company does not expect to incur any additional restructuring charges other than the amount accrued as of March 31, 2009.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Facility Closure Costs	Workforce Reduction Costs	Total
Balance, December 31, 2008	$80	$633	$713
Restructuring charges	271	194	465
Payments	—	(827)	(827)
Balance, March 31, 2009	$351	$—	$351

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

Line of Credit

In April 2008, the Company entered into a line of credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. The Facility is a $20.0 million 364-day revolving line of credit, and is collateralized by substantially all of the assets of the Company. The Company will use amounts borrowed under the Facility, if any, to finance the company’s working capital needs and for general corporate purposes, including future acquisitions. As of March 31, 2009, the Company has not drawn on the line of credit.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, revenue trends, average order value, number of orders, number of customers, operating expenses as a percentage of net revenues, the effect of capital expenditures on our results of operations , effective tax rates, realization of deferred tax assets, the sufficiency of our cash and cash equivalents balances and cash generated from operations for the next twelve months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

We currently generate the majority of our net revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards and stationery, other photo-based merchandise and high-quality prints ranging in size from wallet to jumbo-sized 20x30 enlargements. We currently manufacture these items in our Charlotte, North Carolina manufacturing facility.  In January 2009, we ceased operations in our Hayward, California facility and began operations in a new manufacturing and production facility in Phoenix, Arizona in April 2009.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during periods of peak demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets, keepsake boxes, notebooks, notepads, address labels and stickers.

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

Our operations and financial performance depend on general economic conditions.  The U.S. economy recently experienced and continues to experience, an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, decreased consumer confidence, high consumer debt levels and unemployment rates and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among other things, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.  As a result, given the combination of the current economic conditions, very low consumer sentiment and limited discretionary funds, the economic slowdown could exacerbate the seasonal decline in sales that we typically see in the first three quarters of the calendar year.  Throughout this period we intend to focus on actions that are within our control and initiatives that will increase revenue, earnings, free cash flow and long term shareholder value.

Basis of Presentation

Net Revenues.   We generate revenues primarily from the printing and shipping of photo-based products, such as photo books, cards and stationery, calendars, photo prints, and photo-based merchandise, such as mugs, mouse pads and magnets. Revenues are recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders through our website and pay primarily using credit cards.

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

Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our revenues during the holiday season in the calendar fourth quarter. We also typically experience increases in net revenues during other shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day, and Halloween. We generally experience lower net revenues during the first, second and third calendar quarters and have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, order backlog is not material to our business.

To further understand net revenue trends, we monitor several key metrics including:

Total Customers.   We closely monitor total customers as a key indicator of demand.  Total customers include the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Gallery and Shutterfly Share Sites), and by conducting integrated marketing and advertising programs.  Total customers have increased on an annual basis for each year since inception and while we expect this trend to continue, the number of customers is dependent on whether we are successful in executing our strategy in addtion to the conditions of the overall economic environment.

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

Total Number of Orders.   We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize the net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met.  Orders are typically processed and shipped within two business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and while we anticipate this trend to continue in the future, the number of orders is dependent on whether we are successful in executing our strategy, the conditions of the overall economic environment and a continued increase in consumer trends towards photo-based products.

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

Cost of Net Revenues.   Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of acquired developed technology and capitalized website development costs.  In the three months ended March 31, 2009, costs of net revenues also include certain costs associated with the closure of our Hayward manufacturing and production facility.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.  In the period ending March 31, 2009, we received the second annual payment from a multi-million dollar cross-licensing agreement for intellectual property with American Greetings, Inc.  We expect to recognize the remaining payment under the agreement when it is received in the first quarter of fiscal year 2010.

Interest Expense.   Interest expense consists of interest costs recognized under our capital lease obligations as well as costs associated with our working capital line of credit.

Interest and other income, net.   Interest and other income, net consists of the interest earned on our cash and investment accounts as well as unrealized gains/losses on our trading securities and the Right from UBS entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $52.3 million, par value) at anytime during a two-year period f rom June 30, 2010 through July 2, 2012.

Income Taxes.   Historically, we have only been subject to taxation in the United States because we only operate within the United States.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended March 31,
	2009	2008
Net revenues	100%	100%
Cost of net revenues	55%	52%
Gross profit	45%	48%
Operating expenses:
Technology and development	31%	27%
Sales and marketing	22%	23%
General and administrative	19%	22%
Loss from operations	(26)%	(24)%
Interest expense	0%	0%
Interest and other income, net	1%	4%
Loss before income taxes	(25)%	(20)%
Benefit from income taxes	8%	10%
Net loss	(17)%	(10)%

Comparison of the Three Month Periods Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
Net revenues	$36,012	$34,338	$1,674	5%
Cost of net revenues	19,672	17,929	1,743	10%
Percentage of net revenues	55%	52%
Gross profit	16,340	16,409	(69)	0%

      Net revenues increased $1.7 million, or 5%, for the three months ended March 31, 2009, as compared to the same period in 2008. Revenue growth was attributable to the increase in personalized products and services revenues ("PPS").  PPS revenues increased $3.6 million, or 19%, to $22.0 million for the three months ended March 31, 2009 as compared to the same period in 2008. The increase in PPS is primarily a result of increased sales of photo books, calendars and folded greeting cards, as well as $0.7 million associated with our commercial print initiative.  PPS represented 61% of revenue compared to 54% in the period year.  Print revenues decreased $1.9 million, or 12%, to $14.0 million for the three months ended March 31, 2009, as compared to the same period in 2008. Print revenue represented 39% of revenue compared to 46% in the prior period.  Decrease in overall print revenue is primarily due to decreased sales of 4x6, large format and photocard print sizes.  In the first quarter of 2009, 4x6 print revenues represented 23% of total net revenues versus 29% in the first quarter of 2008.     Net revenue increases were also the result of the year-over-year increase in average order value (“AOV”) offset by decreases in customers and orders, as noted below:

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(In thousands, except AOV amounts)
Customers	888	895	(7)	(1)%
Orders	1,471	1,617	(146)	(9)%
Average order value	$24.48	$21.23	$3.25	15%

Cost of net revenues increased $1.7 million, or 10%, for the three months ended March 31, 2009, as compared to the same period in 2008.  As a percentage of net revenues, cost of net revenues increased from 52% to 55% for the same comparable period, which decreased gross margin from 48% in the first quarter of 2008 to 45% in the first quarter of 2009. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and costs associated with the closure of our Hayward manufacturing facility and opening of our Phoenix facility.  As a result of the closure of our Hayward facility, we incurred approximately $0.2 million in remaining accelerated tenant improvement depreciation and $0.2 million in employee severance costs.  Rent expense increased by $0.5 million due to ongoing leases at three facilities in the first quarter of 2009 versus two facilities in the first quarter of 2008.  We continued to generate savings in shipping and materials costs due to operational efficiencies and negotiated cost reductions, which partially offset the increases in cost of net revenues.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
Technology and development	$10,994	$9,164	$1,830	20%
Percentage of net revenues	31%	27%
Sales and marketing	7,797	8,055	(258)	(3)%
Percentage of net revenues	22%	23%
General and administrative	6,945	7,621	(676)	(9)%
Percentage of net revenues	19%	22%

       Our technology and development expense increased $1.8 million, or 20%, for the three months ended March 31, 2009, as compared to the same period in 2008.  As a percentage of revenue, this expense increased from 27% to 31%. The increase in technology and development expense was primarily due to an increase of $0.8 million in third party hosting costs compared to the same period in 2008.  Depreciation expense also increased by $0.4 million as we continued to invest in our website infrastructure hardware to support our continued revenue growth.  Personnel and related costs for employees and consultants involved with website development and website infrastructure support teams increased by $0.3 million and stock based compensation expense increased by $0.2 million.  For the three months ended March 31, 2009, we capitalized $1.3 million in eligible costs, including stock based compensation, associated with software developed or obtained for internal use, which is consistent with the amount capitalized in 2008.

Our sales and marketing expense decreased $0.3 million, or 3%, for the three months ended March 31, 2009, as compared to the same period in 2008.  As a percentage of revenue, this expense decreased from 23% to 22%. The decrease in sales and marketing expense for the three months ended March 31, 2009, is primarily due to a $0.7 million decrease in customer acquisition costs and affiliate fees due to improved promotional efficiencies and search engine optimization performance.  This decrease is offset by an increase in personnel and related costs for employees and consultants of $0.1 million and stock-based compensation expense of $0.3 million.

Our general and administrative expense decreased $0.7 million, or 9%, for the three months ended March 31, 2009 as compared to the same period in 2008. As a percentage of revenue, this expense decreased from 22% to 19%. The decrease was attributable primarily to $1.2 million of headcount cost reductions and lower use of outside consultants and contractors compared to the same period in the prior year.  This decrease in general and administrative expense was offset by an increase in facility costs of $0.4 million and stock based compensation costs of $0.4 million.  In the period ending March 31, 2009, we received the second annual payment from a multi-million dollar cross-licensing agreement for intellectual property with American Greetings, Inc.  We expect to recognize the remaining payment under the agreement when it is received in the first quarter of fiscal year 2010.

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Interest expense	$(88)	$(28)	$(60)
Interest and other income, net	$324	$1,347	$(1,023)

Interest expense increased by $60,000 for the three months ended March 31, 2009, as compared to the same period in 2008 due to the amortization of line of credit origination costs.  The existing line of credit expires on April 29, 2009.

Interest and other income, net decreased by $1.0 million for the three months ended March 31, 2009 as compared to the same period in 2008 due to an overall lower yield on our investment portfolio, primarily on our auction rate securities, relative to our investment balances in the comparable prior year periods. During the three months ended March 31, 2009, we recorded a $1.7 million loss on the UBS Rights, which was entirely offset by a mark to market gain on auction-rate securities (ARS) that have been classified, per Statement of Financial Accounting Standard No. 115, “ Accounting for Certain Investments in Debt and Equity Securities,” as trading securities.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Income tax benefit	$2,928	$3,473
Effective tax rate	32%	49%

The benefit for income taxes was $2.9 million for the first three months of 2009, compared to a benefit of $3.5 million for the same period in 2008. Our effective tax rate was 32% in the first quarter of 2009 compared to 49% in first quarter of 2008.  The decrease in our effective tax rate was primarily the result of the inclusion of federal research and development credits in the three months ended March 31, 2009, compared to same period in the prior year.

As of March 31, 2009, we had approximately $12.1 million of federal and $31 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2021 and 2014 for federal and state tax purposes, respectively.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Loss before income taxes	$(9,160)	$(7,112)
Net loss	(6,232)	(3,639)

Net loss increased by $2.6 million for the three months ended March 31, 2009 as compared to the same period in 2008. As a percentage of net revenue, net loss was 17% and 10% for the three months ended March 31, 2009 and March 31, 2008, respectively.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$2,150	$7,930
Capitalization of software and website development costs	824	848
Depreciation and amortization	6,706	5,885
Cash flows used in operating activities	(19,258)	(12,030)
Cash flows used in investing activities	(2,974)	(68,121)
Cash flows (used in ) provided by financing activities	(58)	391

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

   At March 31, 2009, we held approximately $44.9 million of variable rate bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore the ARS continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. We do not anticipate that the current illiquidity of these ARS will have a material effect on our cash requirement or working capital.

 As of March 31, 2009, we had access to cash and cash equivalents and other liquid investments, totaling $65.9 million.  In addition, to supplement our overall liquidity position, we have a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources that expired on April 29, 2009.  As of March 31, 2009, no amounts have been drawn against this facility.  We are currently in the process of negotiating a new facility with another financial institution with substantially similar terms.

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

Operating Activities. For the three months ended March 31, 2009, net cash used in operating activities was $19.3 million, primarily due to our net loss of $6.2 million and the net change in operating assets and liabilities of $24.5 million.  The net change in operating assets and liabilities is primarily a result of the seasonality of our business which requires us to use cash flows in the first fiscal quarter of the year to settle liabilities incurred during the high-volume fourth quarter of fiscal 2008.  In addition, net cash used in operating activities was adjusted for non-cash items including $6.7 million of depreciation and amortization expense, $2.0 million of provision for income taxes and $2.8 million of stock-based compensation.

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

Investing Activities. For the three months ended March 31, 2009, net cash used in investing activities was $3.0 million.  We used $2.2 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $0.8 million of capitalized software and website development.

For the three months ended March 31, 2008, net cash used in investing activities was $8.8 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our Hayward and Charlotte facilities, and capitalized website development costs. An additional $52.3 million was used to purchase auction rate securities, offset by $3.0 million in proceeds from sale of short term investments. We also paid $10.1 million in cash consideration to acquire Nexo.

Financing Activities. For the three months ended March 31, 2009, net cash used by financing activities was $0.1, primarily from payments of capitalize lease obligations and for employee withholding tax liability for restricted shares vested offset by proceeds from issuance of common stock.

Our financing activities for the three months ended March 31, 2008, provided net cash of $0.4 million, primarily from proceeds from issuance of common stock.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

  Effective January 1, 2009, we adopted FSP 157-2, “Effective Date of FASB Statement No. 157” ("FSP 157-2"). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

  Effective January 1, 2009, we adopted FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on our consolidated results of operations or financial condition.

  Effective January 1, 2009, we adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued.  The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3") amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted the Emerging Issues Task Force EITF No. 08-7, “ Accounting for Defensive Intangible Assets” ("EITF 08-7") that clarifies accounting for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, but holds (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value.  EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008.  The adoption did not have a material impact on our consolidated results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.   We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our cash equivalents are carried at market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity.

At March 31, 2009, we held approximately $44.9 million of variable rate bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore our auction rate securities continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value auction-rate securities (ARS) originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. We do not anticipate that the current illiquidity of these ARS will have a material effect on our cash requirement or working capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging patent infringement.  The Parallel Networks complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  We filed an answer to the complaint on April 29, 2008.    On July 14, 2008, we, along with other defendants filed a motion to stay the lawsuit pending the reexamination of the patents-in-suit by the United States Patent and Trademark Office.  On December 23, 2008 that motion was denied.  On January 12, 2009, the court entered a revised Agreed Docket Control order setting a schedule for deadlines in the case.  Under that schedule, the claims construction hearing would be held on August 13, 2009, and trial would be held in March 2010.

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

We also base our operating expense budgets on expected net revenue trends. A portion of our expenses, such as office, lab facility, and various equipment leases and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

In addition, our operations and financial performance depend on general economic conditions.  The U.S. economy recently experienced and continues to experience an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, decreased consumer confidence, high consumer debt levels and unemployment rates and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among others, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.  As a result, given the combination of the current economic conditions, very low consumer sentiment and limited discretionary funds, the economic slowdown could exacerbate the seasonal decline in sales that we typically see in the first three quarters of the calendar year as compared to the fourth quarter.

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

         Weak economic conditions and declines in consumer spending and consumption have harmed and may further harm our operating results.  Purchases of our products are often discretionary. If the economic climate does not improve or continues to deteriorate, customers or potential customers could further delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.  In addition, the current economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities.  Economic downturns may also lead to restructuring actions and associated expenses.  For example, during the first quarter of 2009, we reduced our headcount by 5%.  Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs to our customers.  The resulting increased expenses and/or reduced income would negatively impact our operating results.

       If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be further harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total capital expenditures will range between 11% to 12% of our expected fiscal year 2009 net revenues.  During 2007, we opened a new manufacturing and production plant in Charlotte, North Carolina.   In January 2009 we closed our Hayward, California production facility and we opened a new manufacturing and production facility in Phoenix, Arizona in April 2009.  Operational difficulties, such as a significant interruption in the operation of any of our plants could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•
general economic conditions, including recession and economic slowdown in the U.S. and worldwide and higher inflation, as well as those economic conditions specific to the Internet and e-commerce industries;

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

We have website operations, offices and customer support centers in Redwood City, California and Mesa, Arizona, and production facilities in Charlotte, North Carolina and Phoenix, Arizona.  Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

Competitive pricing pressures, particularly with respect to 4x6 print pricing and shipping, may harm our business and results of operations.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure for 4x6 prints in order to remain competitive.  During the third quarter of 2008, we lowered the list price of 4x6 prints from $0.19 to $0.15.  We expect to continue to test other pricing, promotion and bundled service offerings, however, a significant drop in our 4x6 prices, without a corresponding increase in volume, or decreases in volume as a result of competitive pressures would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

At March 31, 2009, we held approximately $44.9 million of variable rate bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore our auction rate securities continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value auction-rate securities (ARS) originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.  UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

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

In 2006, the Board authorized three automatic annual increases to our stock option pool.  Each annual increase is limited to a) 4.62% of common stock issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.   After the last annual increase in January 2010, the provision will expire.  In order to attract key personnel, in 2007 and 2008, the Board authorized 515,000 additional inducement stock option grants and restricted stock awards to supplement our option pool.  Inducement stock options and awards are granted to certain employees upon hire, which do not require shareholder approval.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our option pool.  Accordingly the Board may authorize additional inducement grants which could further dilute existing shareholders.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at two third-party hosting facilities in Santa Clara, California, and our production facilities are located in Charlotte, North Carolina and Phoenix, Arizona. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Santa Clara is located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance, however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations.  In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4x6 prints. We have an agreement with Fuji that expires in April 2010.  If that agreement is not renewed before it expires, or if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

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

Although historically we have focused our business on consumer markets for silver halide prints, such as 4x6 prints, and photo-based products, such as photo books and calendars, we intend to address, and demand may shift to, new products and services. In addition, we believe we may need to address additional markets and expand our customer demographic in order to further grow our business. We may not successfully expand our existing services or create new products and services, address new market segments or develop a significantly broader customer base. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

As of March 31, 2009, we had 31 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “Shutterfly.” We hold registrations for the Shutterfly and other trademarks in our major markets of the United States and Canada, as well as in the European Community, Mexico, Japan, Australia, New Zealand, and Brazil. Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or one of our other marks. The Shutterfly brand is a critical component of our marketing programs. If we lose the ability to use the Shutterfly service mark in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brand and substantially harm our business and results of operations.

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

We collect sales and use taxes in jurisdictions where we have employees and/or property and in other states where we have implemented joint sales efforts with Target Corporation.

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

Our effective tax rate may be subject to fluctuation from federal and state audits, and stock-based compensation activity.

Future tax audits by taxing agencies for the open tax years could lead to fluctuations in our effective tax rate because the taxing authority may disagree with certain assumptions we have made regarding appropriate credits and deductions in filing our tax returns.

Under current stock option tax regulations, our effective tax rate is subject to fluctuations as a result of stock based compensation activity; this includes items such as shortfalls associated with the vesting of restricted stock units and restricted stock awards, disqualifying dispositions when employees exercise and sell their incentive stock options within a two year period, and cancellation of vested non-qualified stock options.

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

In addition we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits "business combinations" between a Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a three-year period following the date that the stockholder became an interested stockholder.  Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Transition Agreement between the Company and Kathryn E. Olson dated March 20, 2009.
10.02	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housebold.
10.03	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.
10.04	Offer Letter between Company and Peter Elarde, dated August 30, 2001.
10.05	Amendment to Offer Letter dated December 30, 2008 for Peter Elarde.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
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

SHUTTERFLY, INC.
(Registrant)
Dated: April 30, 2009	By:	/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2009	By:	/s/ Mark J. Rubash Mark J. Rubash Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Transition Agreement between the Company and Kathryn E. Olson dated March 20, 2009.
10.02	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housebold.
10.03	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.
10.04	Offer Letter between Company and Peter Elarde, dated August 30, 2001.
10.05	Amendment to Offer Letter dated December 30, 2008 for Peter Elarde.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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