Form 10-Q
period 2009-06-30
SHUTTERFLY INC
filed 2009-07-31
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(650) 610-5200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer  ☐                                                                     Accelerated Filer  ☒
Non-accelerated Filer  ☐                                                                       Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2009
Common stock, $0.0001 par value per share	25,456,074 shares

TABLE OF CONTENTS

Page Number
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets	3
Consolidated Income Statement	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4. CONTROLS AND PROCEDURES	28
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	29
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	47
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	47
ITEM 5. OTHER INFORMATION	47
ITEM 6. EXHIBITS	48
SIGNATURES	49
INDEX TO EXHIBITS
EXHIBIT 10.01
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$63,579	$88,164
Accounts receivable, net	3,203	5,992
Inventories	2,737	3,610
Deferred tax asset, current portion	1,303	1,194
Prepaid expenses and other current assets	10,734	4,749
Total current assets	81,556	103,709
Long-term investments	52,200	52,250
Property and equipment, net	44,066	48,006
Goodwill and intangible assets, net	13,634	14,547
Deferred tax asset, net of current portion	12,038	11,877
Other assets	5,398	2,417
Total assets	$208,892	$232,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,340	$11,214
Accrued liabilities	13,472	24,712
Deferred revenue	8,967	9,461
Current portion of capital lease obligations	35	90
Total current liabilities	26,814	45,477
Other liabilities	1,479	1,001
Capital lease obligations, less current portion	10	17
Total liabilities	28,303	46,495
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value; 100,000 shares authorized; 25,415 and
25,138 shares issued and outstanding on June 30, 2009 and
December 31, 2008, respectively	3	2
Additional paid-in-capital	208,157	201,993
Accumulated deficit	(27,571)	(15,684)
Total stockholders' equity	180,589	186,311
Total liabilities and stockholders' equity	$208,892	$232,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$38,858	$35,447	$74,870	$69,785
Cost of net revenues (1)	20,069	17,380	39,741	35,309
Gross profit	18,789	18,067	35,129	34,476
Operating expenses (1):
Technology and development	10,963	9,833	21,957	18,997
Sales and marketing	8,901	8,619	16,698	16,675
General and administrative	8,333	7,554	15,279	15,174
Total operating expenses	28,197	26,006	53,934	50,846
Loss from operations	(9,408)	(7,939)	(18,805)	(16,370)
Interest expense	(27)	(57)	(114)	(85)
Interest and other income, net	283	712	607	2,059
Loss before income taxes	(9,152)	(7,284)	(18,312)	(14,396)
Benefit from income taxes	3,497	3,267	6,426	6,740
Net loss	$(5,655)	$(4,017)	$(11,886)	$(7,656)

Net loss per share - basic and diluted	$(0.22)	$(0.16)	$(0.47)	$(0.31)

Weighted-average shares outstanding - basic and diluted	25,246	25,045	25,197	24,995

(1) Stock-based compensation is allocated as follows:

Cost of net revenues	$82	$92	$178	$175
Technology and development	582	538	1,214	929
Sales and marketing	757	504	1,473	915
General and administrative	1,413	954	2,773	1,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(11,886)	$(7,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,544	11,237
Amortization of intangible assets	941	914
Stock-based compensation	5,638	3,906
Loss on disposal of property and equipment	79	291
Deferred income taxes	(452)	(5,813)
Changes in operating assets and liabilities:
Accounts receivable, net	2,789	1,374
Inventories	873	1,255
Prepaid expenses and other current assets	(5,759)	(853)
Other assets	(3,009)	88
Accounts payable	(6,895)	(5,589)
Accrued and other liabilities	(10,780)	(8,839)
Deferred revenue	(494)	335
Net cash used in operating activities	(16,411)	(9,350)

Cash flows from investing activities:
Purchases of property and equipment	(6,102)	(11,770)
Capitalization of software and website development costs	(1,938)	(2,258)
Acquisition of business and intangibles, net of cash acquired	-	(10,098)
Proceeds from sale of equipment	-	6
Proceeds from sale of short-term investments	-	3,002
Purchase of auction rate securities	-	(52,250)
Proceeds from the sale of auction rate securities	50	-
Net cash used in investing activities	(7,990)	(73,368)

Cash flows from financing activities:
Principal payments on capital lease obligations	(62)	(323)
Proceeds from issuance of common stock upon exercise of stock options	869	1,094
Shares withheld for payment of employee's withholding tax liability	(991)	-
Net cash (used in) provided by financing activities	(184)	771

Net decrease in cash and cash equivalents	(24,585)	(81,947)
Cash and cash equivalents, beginning of period	88,164	122,582
Cash and cash equivalents, end of period	$63,579	$40,635

Supplemental schedule of non-cash investing activities
Net change in accrued purchases of property and equipment	$(118)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as stationery cards, calendars, and photo books. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

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

Subsequent Events Evaluation

  Management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2009 through the financial statements issue date of July 31, 2009.  All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed consolidated financial statements.

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest or penalties were accrued as of December 31, 2008 or June 30, 2009.

At June 30, 2009, the Company had $12.1 million and $10.3 million of federal and state net operating losses, respectively, associated with windfall tax benefits that will be recorded as additional paid in capital when realized.  A tax windfall is created when the tax deduction associated with stock options exercised and vesting of restricted stock units exceeds the recognized stock-based compensation expense.  The Company is subject to taxation in California and other jurisdictions in the United States.

Comprehensive Loss

Comprehensive loss consists of certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on available for sale marketable securities are included in comprehensive loss.

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized loss in investments, net of tax	$--	$(627)	$--	$(2,223)
Net loss	(5,655)	(4,017)	(11,886)	(7,656)
Total comprehensive loss	$(5,655)	$(4,644)	$(11,886)	$(9,879)

        Unrealized loss in investments for the three and six months ended June 30, 2008 is net of tax benefit of $338 and $1,197, respectively.

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

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, the Company adopted FAS No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, FAS 160 amends FASB Statement No. 128, Earnings per Share so that earnings-per-share data will continue to be calculated the same way those data were calculated before FAS 160 was issued. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Effective January 1, 2009, the Company adopted the Emerging Issues Task Force EITF No. 08-7, “Accounting for Defensive Intangible Assets ” ("EITF 08-7"), which clarifies accounting for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, but holds (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value.  EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles . This standard replaces SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles , and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and six months ended June 30, 2009 is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2008	5,529	$13.41
Granted	14	7.83
Exercised	(14)	4.18
Forfeited, cancelled or expired	(272)	13.44
Balances, March 31, 2009	5,257	$13.42	7.2	$6,928
Granted	39	11.57
Exercised	(128)	6.33
Forfeited, cancelled or expired	(213)	17.60
Balances, June 30, 2009	4,955	$13.43	7.0	$17,197
Options vested and expected to vest at June 30, 2009	4,591	$13.05	6.9	$16,836
Options vested at June 30, 2009	3,445	$11.38	6.5	$15,629

  During the three months ended June 30, 2009, the Company granted options to purchase an aggregate of 39,000 shares of common stock with an estimated weighted-average grant-date fair value of $6.89 per share. The total intrinsic value of options exercised during the three months ended June 30, 2009 was $936,000. Net cash proceeds from the exercise of stock options were $812,000 for the three months ended June 30, 2009.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gives consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2009 and June 30, 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Annual risk free rate of return	2.2%	3.2%	2.1%	2.5%
Expected volatility	59.6%	49.4%	59.7%	50.8%
Expected term (years)	4.6	4.3	4.6	4.3

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2009, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Accounting Standards No. 123R, Share-Based Payment ("FAS 123R") requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant.  RSUs typically vest and become exercisable annually, based on a two, three or four year total vesting term.  In accordance with FAS 123R, compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three and six months ended June 30, 2009 is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2008	958	$12.11
Granted	865	7.95
Vested	(18)	20.15
Forfeited, cancelled or expired	(103)	14.28
Balances, March 31, 2009	1,702	$9.78
Granted	350	12.99
Vested	(193)	15.21
Forfeited, cancelled or expired	(24)	12.73
Balances, June 30, 2009	1,835	$9.78

Included in the RSU grants for the three months ended June 30, 2009, are 66,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance condition is tied to the Company’s financial performance for the three months ended June 30, 2009 and the vesting period is three years.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  As of June 30, 2009, the performance criteria for the fiscal quarter was met and the associated stock based compensation was recognized.

Inducement Awards

In the three month period ended June 30, 2009, the Company granted inducement awards of restricted stock units to an executive.  These inducement grants were approved by the Company’s Board of Directors and were not issued under a shareholder approved plan.  A total of 200,000 restricted stock units were granted under this nonqualified agreement.  These grants vest over a three year period beginning on the grant date for the executive, in a manner consistent with awards granted under the 2006 Plan.

At June 30, 2009, the Company had $28,080,000 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock options and stock awards that will be recognized over a weighted-average period of approximately two years.

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

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the net loss per share for the three and six months ended June 30, 2009 is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Historical net loss per share:
Numerator
Net loss	$(5,655)	$(4,017)	$(11,866)	$(7,656)

Denominator
Weighted-average common shares outstanding	25,246	25,047	25,197	24,998
Less: Weighted-average unvested common shares subject to repurchase	—	(2)	—	(3)

Denominator for basic and diluted net loss per share	25,246	25,045	25,197	24,995

Net loss per share — basic and diluted	$(0.22)	$(0.16)	$(0.47)	$(0.31)

The following weighted-average outstanding options, common stock subject to repurchase and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock, common stock subject to repurchase and restricted stock units	6,888	6,090	6,807	5,933

Note 4 — Fair Value Measurement

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of June 30, 2009 (in thousands):

	June 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$45,090	$45,090	$—	$—
Long-term investments:
Auction rate securities	45,005	—	—	45,005
Rights on ARS securities	7,195	—	—	7,195
Total financial assets	$97,290	$45,090	$—	$52,200

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 assets consist of auction rate securities (“ARS”) with an auction reset feature whose underlying assets are student loans that are substantially backed by the federal government. Because the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company’s ARS investments are held by UBS AG (UBS), one of the Company’s investment providers. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value auction-rate securities purchased from UBS (approximately $52.2 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  The Company has valued the ARS and Right using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the Right include estimates of, based on data available as of June 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The following table provides a summary of changes in fair value of the Company’s ARS investments and the Right which are both Level 3 assets as of June 30, 2009 (in thousands):

	Rights	ARS
Balance at December 31, 2008	$9,013	$43,237
Sale of auction rate securities	-	(50)
Unrealized gain/(loss) included in earnings	(1,818)	1,818
Balance at June 30, 2009	$7,195	$45,005

 Note 5 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2009	December 31, 2008
	(in thousands)
Intra-period deferred tax asset	$5,973	$-
Prepaid service contracts - current portion	2,661	2,818
Other prepaid expenses and current assets	2,100	1,931
	$10,734	$4,749

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Property and Equipment

	June 30, 2009	December 31, 2008
	(in thousands)
Computer and other equipment	$77,952	$78,299
Software	7,088	7,450
Leasehold improvements	6,828	8,933
Furniture and fixtures	2,853	2,609
Capitalized software and website development costs	14,700	12,520
	109,421	109,811
Less: Accumulated depreciation and amortization	(65,355)	(61,805)
Net property and equipment	$44,066	$48,006

Property and equipment includes $1,212,000 and $3,356,000 of equipment under capital leases at June 30, 2009 and December 31, 2008, respectively. Accumulated depreciation of assets under capital leases totaled $1,133,000 and $3,010,000 at June 30, 2009 and December 31, 2008, respectively.

Depreciation and amortization expense totaled $6,294,000 and $5,810,000 for the three months ended June 30, 2009 and 2008, respectively. Depreciation and amortization expense totaled $12,544,000 and $11,237,000 for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, the Company retired $8,910,000 of fully depreciated property and equipment, primarily building leasehold improvements and equipment associated with the closure of the Company's Hayward production facility.

Accrued Liabilities

	June 30, 2009	December 31, 2008
	(in thousands)
Accrued compensation	$2,743	$4,110
Accrued marketing expenses	2,681	6,697
Accrued sales taxes	1,090	5,923
Accrued purchases	804	952
Accrued production facility expenses	722	2,677
Accrued consultant expenses	525	1,439
Accrued other	4,907	2,914
	$13,472	$24,712

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Restructuring

In July 2008, the Company announced that effective in early 2009, it would close its Hayward production facility and begin operations at a new manufacturing facility to be located in Phoenix, Arizona. At the time of the decision, the Company recorded approximately $80,000 in contractual lease termination costs.  The Company completed its closure of the Hayward facility in the first quarter of fiscal 2009.  The Company paid a total of $827,000 in severance costs, which was recognized ratably over the period from the severance communication date in July 2008 through March 31, 2009.  The Company recorded an additional restructuring accrual as of March 31, 2009, for rent and related costs for the remainder of the leases associated with the Hayward facility.  As of June 30, 2009, the Company made rent payments associated with the lease that ended in June 2009 and the lease that ends in September 2009.  The Company did not incur any additional restructuring charges as of June 30, 2009.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Facility Closure Costs	Workforce Reduction Costs	Total
Balance, December 31, 2008	$80	$633	$713
Restructuring charges	271	194	465
Payments	(284)	(827)	(1,111)
Balance, June 30, 2009	$67	$—	$67

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

Line of Credit

On June 29, 2009, the Company entered into a line of credit facility (the “Facility”) with Silicon Valley Bank.  The Facility is a $20.0 million 364-day revolving line of credit, and is collateralized by substantially all of the assets of the Company.  The Facility is unsecured and contains certain financial and non-financial covenants.  As of June 30, 2009, the Company was in compliance with these covenants.  The Company will use amounts borrowed under the Facility, if any, to finance the Company’s working capital needs and for general corporate purposes, including future acquisitions.  As of June 30, 2009, the Company has not drawn on the line of credit.  The Company incurred $82,000 of Facility origination costs which have been capitalized within prepaid expenses and will be amortized over the 12 month term of the Facility.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

       On or about June 18, 2007, Fotomedia Technologies, LLC (“Fotomedia”) filed suit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging infringement of U.S. Patent Nos. 6,018,774; 6,542,936 B1; and 6,871,231 B2.  Fotomedia seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  Fact discovery is currently open, and the court issued a claim construction order on July 21, 2009.  Trial is set for November 2, 2009.

      On June 25, 2009, Soverain Software LLC filed a complaint for alleged patent infringement against the Company and seventeen other defendants in Soverain Software LLC. v J.C.Penny Corp. et.al., Civ. No. 6:09-CV-274, in the Eastern District of Texas, Tyler Division.  The Complaint asserts infringement of U.S. Patent nos. 5,715,314 and 5,909,492, which claim network sales systems including, among other things, a buyer computer and a shopping cart computer, and U.S. Patent no. 7,272,639, which claims, among other things, a method of processing service requests from a client to a server system through a network using session identifiers.  The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  The plaintiff has indicated that it is prepared to offer a license to the patents but the terms of any such license have not been disclosed.  The Company has not yet responded to the Complaint.

  On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Parallel Networks complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  The Company filed an answer to the complaint on April 29, 2008.    On July 14, 2008, the Company and other defendants filed a motion to stay the lawsuit pending the reexamination of the patents-in-suit by the United States Patent and Trademark Office.  On December 23, 2008 that motion was denied.  On January 12, 2009, the court entered a revised Agreed Docket Control order setting a schedule for deadlines in the case.  The case against the Company was resolved by settlement, and Parallel Networks’ claims against the Company were dismissed with prejudice on May 18, 2009.

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

We currently generate the majority of our net revenues by producing and selling professionally-bound photo books, greeting cards and stationery, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet to jumbo-sized 20x30 enlargements. We currently manufacture these items in our Charlotte, North Carolina and Phoenix, Arizona manufacturing facilities.  Our new manufacturing and production facility in Phoenix, Arizona began operations in April 2009, and replaced our Hayward, California facility, which ceased operations in January 2009.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during periods of peak demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets, keepsake boxes, notebooks, notepads, address labels and stickers.

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

Our operations and financial performance depend on general economic conditions.  The U.S. economy recently experienced and continues to experience, an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, decreased consumer confidence, high consumer debt levels and unemployment rates and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among other things, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.  As a result, given the combination of the current economic conditions, very low consumer sentiment and limited discretionary funds, the economic slowdown could exacerbate the seasonal decline in sales that we typically see in the first three quarters of the calendar year.  Throughout this period we intend to focus on actions that are within our control and initiatives that are intended to increase revenue, earnings, free cash flow and long-term shareholder value.

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

Our personalized products and services revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products and services, and the related shipping revenues. Revenue from advertising displayed on our website is also included in personalized products and services revenue.  We believe our products and services are differentiated from other traditional photo processors by our high quality production and numerous form factors and templates, which are key to attracting and retaining customers.

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

To further understand net revenue trends, we monitor several key metrics including:

Total Customers.   We closely monitor total customers as a key indicator of demand.  Total customers include the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Gallery and Shutterfly Share Sites ), and by conducting integrated marketing and advertising programs.  Total customers have increased on an annual basis for each year since inception and while we expect this trend to continue, the number of customers is dependent on whether we are successful in executing our strategy in addition to the conditions of the overall economic environment.

Average Order Value.   Average order value is net revenues, excluding revenues from our commercial print initiative, for a given period divided by the total number of customer orders recorded during that same period. We seek to increase average order value as a means of increasing net revenues. Average order value has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future as consumers shift from prints into personalized products and services.

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

Cost of Net Revenues.   Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of acquired developed technology and capitalized website development costs.  Costs of net revenues also includes certain costs associated with the closure of our Hayward manufacturing and production facility.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.  In the six months period ending June 30, 2009, we received the second annual payment from a multi-million dollar cross-licensing agreement for intellectual property with American Greetings, Inc.  We expect to recognize the remaining payment under the agreement when it is received in the first quarter of fiscal year 2010.

Interest Expense.   Interest expense consists of interest costs recognized under our capital lease obligations as well as costs associated with our line of credit facility.

Interest and other income, net.   Interest and other income, net consists of the interest earned on our cash and investment accounts as well as gains/losses on our trading securities and the Right from UBS entitling us to sell at par value auction-rate securities purchased from UBS (approximately $52.2 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net revenues	100%	100%	100%	100%
Cost of revenues	52%	49%	53%	51%

Gross profit	48%	51%	47%	49%
Operating expenses:
Technology and development	28%	28%	29%	27%
Sales and marketing	23%	24%	22%	24%
General and administrative	21%	21%	20%	22%

Loss from operations	(24)%	(22)%	(24)%	(24)%
Interest expense	0%	0%	0%	0%
Interest and other income, net	1%	2%	1%	3%

Loss before income taxes	(23)%	(20)%	(23)%	(21)%
Benefit from income taxes	9%	9%	9%	10%

Net loss	(14)%	(11)%	(14)%	(11)%

Comparison of the Three Month Period Ended June 30, 2009 and 2008
	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Net revenues	$38,858	$35,447	$3,441	10%
Cost of net revenues	20,069	17,380	$2,689	15%
Percentage of net revenues	52%	49%
Gross profit	18,789	18,067	$722	4%

     Net revenues increased $3.4 million, or 10%, for the three months ended June 30, 2009, as compared to the same period in 2008. Revenue growth was attributable to an increase in personalized products and services revenues and revenue from our commercial print initiative, offset by a decrease in print revenue. Personalized products and services (“PPS”) revenues increased $3.9 million, or 20%, to $23.6 million for the three months ended June 30, 2009 as compared to the same period in 2008. The increase in PPS is primarily a result of increased sales of photo books and stationery cards.  PPS represented 61% of revenue compared to 55% in the same period in 2008.  Revenue from our commercial print initiative totaled $0.7 million, and represented 1% of our total net revenues.  There were no commercial print revenues in the three month period ended June 30, 2008.  Print revenue decreased $1.2 million, or 7%, to $14.7 million for the three months ended June 30, 2009, as compared to the same period in 2008. Print revenue represented 38% of revenue compared to 45% in the same period in 2008.  The decrease in overall print revenue is primarily due to a lower average sales price for 4x6 prints which is a result of our price change in September 2008.  In the second quarter of 2009, 4x6 print revenues represented 22% of total net revenues versus 28% in the second quarter of 2008.

Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders, and average order value, as noted below:

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	946	834	112	13%
Orders	1,653	1,562	91	6%
Average order value	$23.09	$22.70	$0.39	2%

  Cost of net revenues increased $2.7 million, or 15%, for the three months ended June 30, 2009 as compared to the same period in 2008.  As a percentage of net revenues, cost of net revenues increased from 49% to 52% for the same comparable period, which decreased gross margin from 51% in the second quarter of 2008 to 48% in the second quarter of 2009.  The decrease in our gross margin percentage is primarily due to the decreased average sales price in 4x6 prints  as well as cost increases from the transition to our new Phoenix manufacturing facility.  However, these factors were partially offset by favorable improvements from product mix and continued savings in shipping and materials costs due to operational efficiencies and negotiated cost reductions.

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Technology and development	$10,963	$9,833	$1,130	11%
Percentage of net revenues	28%	28%
Sales and marketing	8,901	8,619	282	3%
Percentage of net revenues	23%	24%
General and administrative	8,333	7,554	779	10%
Percentage of net revenues	21%	21%

        Our technology and development expense increased $1.1 million, or 11%, for the three months ended June 30, 2009, as compared to the same period in 2008.  As a percentage of revenue, this expense remained flat at 28%. The increase in technology and development expense was primarily due to an increase of $0.8 million in third party hosting and connectivity costs compared to the same period in 2008.  Depreciation expense also increased by $0.2 million as we continued to invest in our website infrastructure hardware to support our continued revenue growth.  Personnel and related costs for employees and consultants involved with website development and website infrastructure support teams increased by $0.2 million.   For the three months ended June 30, 2009, we capitalized $1.5 million in eligible costs, which includes $0.4 million of stock based compensation, associated with software developed or obtained for internal use, compared to $1.3 million in the same period in the prior year.

Our sales and marketing expense increased $0.3 million, or 3%, for the three months ended June 30, 2009 as compared to the same period in 2008.  As a percentage of net revenues, sales and marketing expense for the three months ended June 30, 2009 decreased slightly from 24% to 23% for the same comparable period.  The increase in sales and marketing expense is primarily due to an increase of $0.4 million in personnel and related costs primarily due to severance paid to the former chief marketing officer and seasonal merit increases, with headcount remaining flat.  In addition, stock base compensation increased by $0.2 million compared to the same period in the prior year.  Overall increase is offset by a $0.4 million decrease in expenditures incurred on customer acquisition and promotion activities reflecting continued improved performance from our search engine optimization efforts and greater promotional efficiency.

Our general and administrative expense increased $0.8 million, or 10%, for the three months ended June 30, 2009 as compared to the same period in 2008. As a percentage of net revenues, general and administrative expense remained at 21% as compared to the same comparable period.  The increase was primarily due to $0.4 million increase in stock based compensation, $0.3 million increase in facility costs and $0.1 million increase in depreciation.   Overall increase was offset by a decrease in professional services costs of $0.5 million primarily due to a decrease in contractor headcount, decreases in Sarbanes-Oxley related audit expenditures, and incremental enterprise resource planning (“ERP”) costs in the prior year period that did not recur in the current period.

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Interest expense	$(27)	$(57)	$(30)	(53)%
Interest and other income, net	283	712	(429)	(60)%

Interest expense decreased by $30,000 or 53% for the three months ended June 30, 2009, as compared to the same periods in 2008, due to the expiration of the line of credit with JP Morgan in April 2009.  A replacement facility was not completed until June 29, 2009 resulting in decreased origination cost amortization for the three months ended June 30, 2009, relative to the prior year.

Interest and other income, net decreased by $0.4 million or 60% for the three months ended June 30, 2009, as compared to the same period in 2008.  The decrease is primarily due to an overall lower yield on our investment portfolio relative to our investment balances in the comparable prior year period.  During the three months ended June 30, 2009, we recorded a $0.1 million mark-to-market gain on our auction-rate securities that have been classified, per Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as trading securities which was entirely offset by a $0.1 million loss on the UBS Right.

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Income tax benefit	$3,497	$3,267
Effective tax rate	38%	45%

The benefit for income taxes was $3.5 million for the three months ended June 30, 2009, compared to the benefits of $3.3 million for the same period in 2008. The decrease in our effective tax rate was primarily the result of the inclusion of federal research and development credits in the three months ended June 30, 3009, compared to same period in the prior year.

As of June 30, 2009, we had approximately $12.1 million of federal and $31 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2021 and 2014 for federal and state tax purposes, respectively.

	Three Months Ended June 30,
	2009	2008	% Change
	(in thousands)
Loss before income taxes	$(9,152)	$(7,284)	26%
Net loss	(5,655)	(4,017)	41%

     Net loss increased by $1.6 million, or 41% for the three months ended June 30, 2009 as compared to the same period in 2008.

Comparison of the Six Month Period Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Net revenues	$74,870	$69,785	$5,085	7%
Cost of net revenues	39,741	35,309	4,435	13%
Percentage of net revenues	53%	51%
Gross profit	35,129	34,476	653	2%

Net revenues increased $5.1 million, or 7% for the six months ended June 30, 2009 as compared to the same period in 2008. Revenue growth was attributable to the increase in personalized products and services revenues and revenues from our commercial print initiative, offset by a decrease in print revenue. PPS increased $6.9 million, or 18%, to $44.9 million for the six months ended June 30, 2009 as compared to the same period in 2008. The increase in PPS is primarily a result of increased sales of photo books, calendars, stationary cards.  PPS made up 60% of net revenues for the six months ended June 30, 2009, up from 55% for the same period in 2008.   Revenue from our commercial print initiative totaled $1.4 million, and represented 2% of our total net revenues.  There were no commercial print revenues in the six month period ended June 30, 2008.  Print revenue decreased $3.1 million, or 10%, to $28.7 million for the six months ended June 30, 2009 as compared to the same period in 2008.  The decrease in overall print revenue is primarily due to a lower average sales price for 4x6 prints which is a result of our price change in September 2008.  The decrease in overall print revenue is also attributable to decreased sales volume of large format and photo card print sizes.

  Cost of net revenues increased $4.4 million, or 13%, for the six months ended June 30, 2009 as compared to the same period in 2008.  As a percentage of net revenues, cost of net revenues increased from 51% to 53% for the same comparable period, which decreased gross margin from 49% to 47% for the six months ended June 30, 20089 and 2009, respectively.    The decrease in our gross margin percentage is primarily due to the decreased average sales price in 4x6 prints  as well as cost increases from the closure and transition of our  Hayward manufacturing facility to our new Phoenix manufacturing facility.  However, these factors were partially offset by favorable improvements from product mix and continued savings in shipping and materials costs due to operational efficiencies and negotiated cost reductions.

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Technology and development	$21,957	$18,997	$2,960	16%
Percentage of net revenues	29%	27%
Sales and marketing	16,698	16,675	(23)	0%
Percentage of net revenues	22%	24%
General and administrative	15,279	15,174	105	1%
Percentage of net revenues	20%	22%

Our technology and development expense increased $3.0 million, or 16%, for the six months ended June 30, 2009 as compared to the same period in 2008.  As a percentage of revenue, technology and development expense for the six months ended June 30, 2009 increased from 27% to 29% for the same comparable period. The increase in technology and development expense was primarily due to an increase of $1.8 million in third party hosting and connectivity costs and depreciation expense of $0.6 million compared to the same period in 2008.  Personnel and related costs for employees and consultants involved with website development and website infrastructure support teams increased by $0.7 million. For the six months ended June 30, 2009, we capitalized $2.8 million in eligible costs, which includes $0.8 million of stock based compensation, associated with software developed or obtained for internal use, compared to $2.9 million in the same period in the prior year.

Our sales and marketing expense decreased $23,000, for the six months ended June 30, 2009 as compared to the same period in 2008.  This expense decreased as a percentage of net revenues from 24% to 22% for the same comparable period.  The decrease in sales and marketing expense is primarily due to a decrease of $1.1 million in customer acquisition costs and affiliate fees as a result of improved promotional efficiencies and search engine optimization performance offset by an increase in personnel and related costs for employees and consultants of $0.6 million and an increase in stock based compensation of $0.5 million compared to the same period in the prior year.

Our general and administrative expense increased $0.1 million, or 1%, for the six months ended June 30, 2009 as compared to the same period in 2008. This expense decreased as a percentage of net revenues from 22% to 20%.  The increase in general and administrative expense is primarily due to increases in personnel and related costs for employees of $0.1 million, facility costs of $0.7 million and stock-based compensation of $0.8 million.  These increases were off-set by $1.8 million decrease in consulting and other professional service costs as a result of a decrease in contractor headcount, as well as decreases in Sarbanes-Oxley related audit expenditures, and ERP costs in the prior year period that did not recur in the current period.

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Interest expense	$(114)	$(85)	$29	34%
Interest and other income, net	607	2,059	(1,452)	(71)%

Interest expense increased by $29,000 or 34% for the six months ended June 30, 2009, as compared to the same periods in 2008, due to higher amortization of origination costs associated with our previous line of credit with JP Morgan that expired in April 2009.

Interest and other income, net decreased by $1.5 million or 71% for the six months ended June 30, 2009, as compared to the same period in 2008.  This decrease is primarily due to an overall lower yield on our investment portfolio relative to our investment balances in the comparable prior year periods.  During the six months ended June 30, 2009, we recorded a $1.8 million mark-to-market gain on auction-rate securities that have been classified, per Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as trading securities which was entirely offset by a $1.8 million loss on the UBS Right.

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Income tax benefit	$6,426	$6,740
Effective tax rate	35%	47%

The benefit for income taxes was $6.4 million for the six months ended June 30, 2009, compared to benefits of $6.7 million for the same period in 2008. The decrease in our effective tax rate was primarily the result of the inclusion of federal research and development credits in the six months ended June 30, 2009, compared to same period in the prior year.

	Six Months Ended June 30,
	2009	2008	% Change
	(in thousands)
Loss before income taxes	$(18,312)	$(14,369)	27%
Net loss	(11,886)	(7,656)	55%

Net loss increased by $4.2 million, or 55%, for the six months ended June 30, 2009 as compared to the same period in 2008.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$6,102	$11,770
Capitalization of software and website development costs	1,938	2,258
Depreciation and amortization	13,485	12,151
Net cash flows used in by operating activities	(16,411)	(9,350)
Net cash flows used in investing activities	(7,990)	(73,368)
Net cash flows (used in) provided by financing activities	(184)	771

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

     At June 30, 2009, we held approximately $52.2 million par value of variable rate bond investments with a fair value of approximately $45.0 million, classified as long-term assets, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore the ARS continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value ARS purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. We do not anticipate that the current illiquidity of these ARS will have a material effect on our cash requirement or working capital.

 As of June 30, 2009, we had access to cash and cash equivalents and other liquid investments, totaling $63.6 million.  In addition, to supplement our overall liquidity position, we have a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources that expires in June 2010.  As of June 30, 2009, no amounts have been drawn against this facility.

We anticipate that total 2009 capital expenditures will range between $20 million to $22 million.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. Our expenditures also include costs associated with capitalized software and website development.  This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities. For the six months ended June 30, 2009, net cash used in operating activities was $16.4 million, primarily due to our net loss of $11.9 million and the net change in operating assets and liabilities of $23.3 million, adjusted for non-cash items including $13.5 million of depreciation and amortization expense, $0.5 million of deferred income taxes and $5.6 million of stock-based compensation, net of $0.8 million of capitalized stock based compensation related to website development activity.

For the six months ended June 30, 2008, net cash used in operating activities was $9.4 million, primarily due to our net loss of $7.7 million and the net change in operating assets and liabilities of $12.2 million, adjusted for non-cash items including $12.2 million of depreciation and amortization expense, $5.8 million of benefit from income taxes and $3.9 million of stock-based compensation, net of $0.8 million of capitalized stock based compensation related to website development activity.

Investing Activities. For the six months ended June 30, 2009, net cash used in investing activities was $8.0 million.  We used $6.1 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $2.0 million of capitalized software and website development.

For the six months ended June 30, 2008, net cash used in investing activities was $73.4 million.  We used $14.0 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations at our California and North Carolina facilities, and capitalized website development costs. An additional $52.3 million was used to purchase auction rate securities, offset by $3.0 million in proceeds from sale of short term investments. We also paid $10.1 million in cash consideration to acquire Nexo Systems, Inc.

Financing Activities. Our financing activities for the six months ended June 30, 2009 used cash of $0.2 million, primarily from primarily from payments of capitalize lease obligations and for employee withholding tax liability for restricted shares vested offset by proceeds from issuance of common stock.

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

  Effective January 1, 2009, we adopted the Emerging Issues Task Force EITF No. 08-7, “ Accounting for Defensive Intangible Assets ” ("EITF 08-7") that clarifies accounting for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, but holds (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value.  EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008.  The adoption did not have a material impact on our consolidated results of operations or financial condition.

  Effective April 1, 2009, we adopted the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on our consolidated financial statements.

  In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles . This standard replaces SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles , and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on our consolidated financial statements.

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

At June 30, 2009, we held approximately $52.2 million par value of variable rate bond investments with a fair value of approximately $45.0 million, classified as long-term assets, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore our auction rate securities continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value auction-rate securities (“ARS”) purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. We do not anticipate that the current illiquidity of these ARS will have a material effect on our cash requirement or working capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On or about June 18, 2007, Fotomedia Technologies, LLC (“Fotomedia”) filed suit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging infringement of U.S. Patent Nos. 6,018,774; 6,542,936 B1; and 6,871,231 B2.  Fotomedia seeks unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.  Fact discovery is currently open, and the court issued a claim construction order on July 21, 2009.  Trial is set for November 2, 2009.

  On June 25, 2009, Soverain Software LLC filed a complaint for alleged patent infringement against us and seventeen other defendants in Soverain Software LLC. v J.C.Penny Corp. et.al., Civ. No. 6:09-CV-274, in the Eastern District of Texas, Tyler Division.  The Complaint asserts infringement of U.S. Patent nos. 5,715,314 and 5,909,492, which claim network sales systems including, among other things, a buyer computer and a shopping cart computer, and U.S. Patent no. 7,272,639, which claims, among other things, a method of processing service requests from a client to a server system through a network using session identifiers.  The Complaint asserts that we directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  The plaintiff has indicated that it is prepared to offer a license to the patents but the terms of any such license have not been disclosed.  We have not yet responded to the Complaint.

  On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against we and several other defendants alleging patent infringement.  The Parallel Networks complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  We filed an answer to the complaint on April 29, 2008.    On July 14, 2008, we and other defendants filed a motion to stay the lawsuit pending the reexamination of the patents-in-suit by the United States Patent and Trademark Office.  On December 23, 2008 that motion was denied.  On January 12, 2009, the court entered a revised Agreed Docket Control order setting a schedule for deadlines in the case.  The case against us was resolved by settlement, and Parallel Networks’ claims against the Company were dismissed with prejudice on May 18, 2009.

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

         Weak economic conditions and declines in consumer spending and consumption have harmed and may further harm our operating results.  Purchases of our products are often discretionary. If the economic climate does not improve or continues to deteriorate, customers or potential customers could further delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.  In addition, the current economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities.  A continued economic downturn may also lead to additional restructuring actions and associated expenses.  For example, during the first quarter of 2009, we reduced our headcount by 5%.  Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs to our customers.  The resulting increased expenses and/or reduced income would negatively impact our operating results.

       If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be further harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total 2009 capital expenditures will be between $20 million and $22 million.  During 2007, we opened a new manufacturing and production plant in Charlotte, North Carolina.   In January 2009 we closed our Hayward, California production facility.  In April 2009, we opened a new manufacturing and production facility in Phoenix, Arizona.  Operational difficulties, such as a significant interruption in the operation of any of our plants could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our website and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	our ability to sustain our profit margins, and our ability to diversify our product offerings and sell to consumers photo-based products such as photo books, calendars and cards;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or website;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays;

•	volatility in our stock price, which may lead to higher stock-based compensation expense;

•	consumer preferences for digital photography services;

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products; and

•	Macroeconomic, global and geopolitical events such as recession, inflation, pandemic disease, war, threat of war or terrorist actions.

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

We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally results in operating losses in each of the first three quarters of our fiscal year. This typically has enabled us to generate the majority of our net revenue during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if customer demand and revenues decline or if our expenses exceed our expectations, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.

We face many risks, uncertainties, expenses and difficulties relating to increasing our market share and growing our business.

  To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

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

We have website operations, offices and customer support centers in Redwood City, California, and production facilities in Charlotte, North Carolina and Phoenix, Arizona.  Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

In 2008 we implemented a new enterprise resource planning system ("ERP") as part of our strategy to provide scale in our operations.  The ERP system is complex and could have flaws that could negatively impact our business and operations.  Moreover, our internal processes may not be entirely compatible with the ERP system, which may require additional resources to ensure compatibility.

Competitive pricing pressures, particularly with respect to 4x6 print pricing and shipping, may harm our business and results of operations.

Demand for our products and services are sensitive to price, especially in times of economic slowdown and consumer conservatism. Many external factors, including our production and personnel costs, consumer sentiment and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.

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

Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and associated periods of reduced customer spending and increased pricing pressures.  The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may develop new products, technologies or capabilities that could render obsolete or less competitive many of the products, services and content that we offer. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

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

At June 30, 2009, we held approximately $52.2 million par value of variable rate bond investments with a fair value of approximately $45.0 million, classified as long-term assets, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore our Auction Rate Securities continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value auction-rate securities (“ARS”) purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

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

In 2006, the Board authorized three automatic annual increases to our stock option pool.  Each annual increase is limited to a) 4.62% of common stock issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.   After the last annual increase in January 2010, the provision will expire.  In order to attract key personnel, the Board authorized 380,000, 135,100 and 200,000 additional inducement stock option grants and restricted stock awards to supplement our option pool which were granted in 2007, 2008 and 2009, respectively.  Inducement stock options and awards are granted to certain employees upon hire, which do not require shareholder approval.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our option pool.  Accordingly the Board may authorize additional inducement grants which could further dilute existing shareholders.

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

Our business requires that we have adequate capacity in our computer systems to cope with the high volume of visits to our website. As our operations grow in size and scope, we continually need to improve and upgrade our computer systems and network infrastructure to ensure reliable access to our website, in order to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our net revenues will increase.

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

Although historically we have focused our business on consumer markets for silver halide prints, such as 4x6 prints, and photo-based products, such as photo books and calendars, we continually evaluate the demand for new products and services and the need to address these trends. In addition, we believe we may need to address additional markets and expand our customer demographic in order to further grow our business. We may not successfully expand our existing services or create new products and services, address new market segments or develop a significantly broader customer base. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

Because vacation and other travel is one of the primary occasions in which our customers utilize their digital cameras, our net revenues and results of operations are affected by the level of vacation and other travel by our customers. Accordingly, downturns or weaknesses in the travel industry could harm our business.  Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns such as those currently being experienced in the U.S. and worldwide.  Events or weakness in the travel industry that could negatively affect the travel industry include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, safety concerns, including terrorist activities, and pandemic disease inclement weather and airline bankruptcies or liquidations. In addition, high gasoline prices may lead to reduced travel in the United States. Any decrease in vacation or travel could harm our net revenues and results of operations.

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

As of June 30, 2009, we had 31 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties may sue us for infringing their intellectual property rights. In June 2007, we were sued by FotoMedia Technologies, LLC alleging patent infringement.  In May 2009, we settled a patent infringement suit with Parallel Networks.  In June 2009, we were sued by Soverain Software LLC alleging patent infringement.  Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.

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

  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 21, 2009. The following three proposals were adopted:

Proposal I: To elect the following directors of the Company to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

Nominee	For	Withheld
Jeffrey T. Housenbold	22,066,315	1,784,474
Stephen J. Killeen	21,306,638	2,544,151
James N. White	22,069,736	1,781,053

The following directors who were not nominees for election at this Annual Meeting and will continue to serve on the Board of Directors of the Company: Philip A. Marineau, Eric J. Keller and Nancy J. Schoendorf.

Proposal II: Reapproval of the Section 162(m) provisions of the 2006 Equity Incentive Plan.

For	Against	Abstain
21,903,357	1,922,430	25,001

Proposal III: To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
23,824,131	19,635	7,022

There were no broker non-votes for these proposals.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Offer Letter between Company and Neil Day, dated April 17, 2009
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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

SHUTTERFLY, INC.
(Registrant)

Dated: July 31, 2009	By:	/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold President and Chief Executive Officer (Principal Executive Officer)

Dated: July 31, 2009	By:	/s/ Mark J. Rubash Mark J. Rubash Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Offer Letter between Company and Neil Day, dated April 17, 2009
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

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