Form 10-K/A
period 2008-12-31
SHUTTERFLY INC
filed 2009-10-30
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (SEC) on February 24, 2009 (the “Original Filing”).  We are filing this Amendment No. 1 to reflect restatements of our consolidated balance sheets at December 31, 2008 and December 31, 2007, and our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2008 and December 31, 2007, and the related notes thereto to correct an error in our stock-based compensation expense.  For a more detailed description of the Restatement, see Note 12 “Restatement” of the Notes to Consolidated Financial Statements.

This Form 10-K/A amends and restates "Item 6. Selected Financial Data," "Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition," "Item 8. Financial Statements and Supplementary Data," and Item 9A. "Controls and Procedures" of Part II; and Item 15 "Financial Statements" of Part IV of the Original Filing, as amended, in each case, solely as a result of, and to reflect, the Restatement.  Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of our independent registered public accountants and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accountants is attached to this Form 10-K/A as Exhibit 23.01. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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

We currently generate the majority of our revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards and stationery, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20Ч30 enlargements. We currently manufacture these items in our Charlotte, North Carolina manufacturing facility.  In January 2009, we ceased operations in our Hayward, California facility and expect to begin operations in a new manufacturing and production facility in Phoenix, Arizona by the second quarter of 2009.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, mouse pads, coasters, tote bags, desk organizers, puzzles, playing cards, multi-media DVDs, magnets and keepsake boxes, notebooks, notepads, address labels and stickers.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our revenue during our fiscal fourth quarter.

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

●
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

●
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

●
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

●
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

●
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

●
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

●
Scrapbooks.   According to a 2007 survey by Creating Keepsakes, the addressable markets for the US scrapbook industry was approximately $2.87 billion in 2007 up from $2.55 billion in 2004.  Additionally, approximately 82% of scrapbookers have at least a college degree and spend almost four hours a week assembling their memories into scrapbooks.

●
Calendars.   A 2002 guide published by the Calendar Marketing Association estimated that 500 million calendars are produced annually in the United States and that approximately 98% of American households have at least one calendar.

●
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

Value for Our Customers

Creating value for our customers is the basis for our success. Our tag line is “Tell Your Story,” and we offer customers easy, convenient and fun ways to tell their stories by:

●	sharing and preserving memories for family, friends and themselves;

●	organizing all of their photos in a safe and easily accessible location;

●	maintaining emotional connections with friends and family, despite being time-constrained, through thoughtful and personal photo-based communications and gifts; and

●	achieving satisfaction and self-expression through creativity and telling stories through photos and personalized photo-based products and services.

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

Vertical integration and superior technology.   We derived approximately 79% of our net revenues in 2008, from products we manufactured in our Hayward, California and Charlotte, North Carolina facilities. Our vertically integrated and highly technical manufacturing approach provides quality control, agility in rolling out new products and ability to secure capacity at critical peak demand periods. We believe that vertical integration provides us with quality, cost, flexibility and innovation advantages, including:

●	greater consistency and quality of output;

●	increased ability to control and optimize costs for raw materials and production;

●	fully-automated image processing and print scheduling;

●	more flexibility to provide rapid, responsive order fulfillment and processing;

●	assured high-quality capacity, even during peak demand such as the fourth quarter holiday season;

●	additional insights into new and existing photo products and production processes;

●	rapid prototyping, testing and refinement of new products and services; and

●	the ability to address customer inquiries quickly.

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

Product enhancements during 2008 include:

●	launched Shutterfly Gallery, a community site where photo book customers can post their books, share their stories and inspire other Shutterfly customers with new ways to tell their stories;

●	launched our “Storyboard” feature which makes it easier and faster for customers to create their photo books;

●
launched a host of new content and designs for photo books including new themed books for Mothers’ Day, Fathers’ Day, Halloween and Christmas and eight new digital scrapbooks in association with Creating Keepsakes (CK) Media;

●	added new leather and padded photo book cover options on our square photo books;

●	launched premium designer stationery for baby announcements, baby shower invitations, party invitations, graduation and holiday; and

●	expanded our product line by adding notebooks, notepads, address labels, stickers and calendar posters.

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

●
online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, American Greetings’ Photoworks and Webshots brands, and others;

●
“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, which may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

●	regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;

●	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

●
home printing service providers such as Hewlett-Packard, Epson, Canon, and Fuji that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace;

●	photo-related software companies such as Apple, Microsoft and Corel;

●	social media companies that host images such as MySpace, Facebook and Hi5; and

●	specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Picaboo and Blurb.

●	brand recognition and trust;

●	quality of products and services;

●	breadth of products and services;

●	user affinity and loyalty;

●	customer service;

●	ease of use;

●	convenience; and

●	price.

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

●
The CAN-SPAM Act of 2003 and similar laws adopted by a number of states. These laws are intended to regulate unsolicited commercial e-mails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices.

●	The Communications Decency Act, which gives statutory protection to online service providers who distribute third-party content.

●
The Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

●
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

●
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

●
general economic conditions, including recession and economic slowdown in the U.S. and worldwide and higher inflation, as well as those economic conditions specific to the Internet and ecommerce industries;

●	demand for our products and services, including seasonal demand;

●	our pricing and marketing strategies and those of our competitors;

●	our ability to attract visitors to our website and convert those visitors into customers;

●	our ability to retain customers and encourage repeat purchases;

●	our ability to sustain our profit margins, and our ability to diversify our product offerings and sell to consumers photo-based products such as photo books, calendars and cards;

●	the costs of customer acquisition;

●	our ability to manage our production and fulfillment operations;

●	the costs to produce our prints and photo-based products and merchandise and to provide our services;

●	the costs of expanding or enhancing our technology or website;

●	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

●	declines or disruptions to the travel industry;

●	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

●	the timing of holidays;

●	volatility in our stock price, which may lead to higher stock-based compensation expense;

●	consumer preferences for digital photography services;

●	improvements to the quality, cost and convenience of desktop printing of digital pictures and products; and

●	macroeconomic and geopolitical events such as recession, inflation, war, threat of war or terrorist actions.

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

We became a public company in September 2006, and we have only a limited public operating history on which investors can base an evaluation of our business and future prospects. We face many risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

●	maintain and increase the size of our customer base;

●	maintain and enhance our brand;

●	maintain and grow our website and customer operations;

●	enhance and expand our products and services;

●	successfully execute our business and marketing strategy;

●	continue to develop and upgrade our technology and information processing systems;

●	continue to enhance our service to meet the needs of a changing market;

●	provide superior customer service;

●	respond to competitive developments; and

●	attract, integrate, retain and motivate qualified personnel.

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

Competitive pricing pressures, particularly with respect to 4Ч6 print pricing and shipping, may harm our business and results of operations.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure for 4Ч6 prints in order to remain competitive.  In December 2007, one of our competitors lowered its list prices on 4Ч6 prints from $0.12 to $0.09.  During the third quarter of 2008, we lowered the list price of 4x6 prints from $0.19 to $0.15.  We expect to continue to test other pricing, promotion and bundled service offerings, however, a significant drop in our 4Ч6 prices, without a corresponding increase in volume, or decreases in volume as a result of competitive pressures would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

●
Online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, American Greetings’ Photoworks and Webshots brands, and others;

●
“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services, such as in-store fulfillment and self-service kiosks for printing; these competitors may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Drug stores such as Walgreens, CVS and others that offer in-store pick-up from Internet orders;

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;

●	Internet portals and search engines such as Yahoo!, AOL, Google that offer broad-reaching digital photography and related products and services to their large user bases;

●
Home printing service providers such as Hewlett-Packard, Epson, Canon, and Kodak that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace; and

●	Photo-related software companies such as Apple, Microsoft and Corel;

●	Social media companies that host images such as MySpace, Facebook and Hi5; and

●	Specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Picaboo and Blurb.

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

The online market for digital photography products and services is less developed than the online market for other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to attract additional online consumers to our website and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

●	the inability to physically handle and examine product samples;

●	delivery time associated with Internet orders;

●	concerns about the security of online transactions and the privacy of personal information;

●	delayed shipments or shipments of incorrect or damaged products; and

●	inconvenience associated with returning or exchanging purchased items.

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

We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4Ч6 prints. We have an agreement with Fuji that expires in April 2010.  If that agreement is not renewed before it expires, or if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.  In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance.  Factors that could cause our stock price to fluctuate include:

●	Economic downturns and market conditions or trends in our industry or the macro-economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

●	ratings downgrades by any securities analysts who follow our company;

●	the public’s response to our press releases or other public announcements, including our filings with the SEC;

●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of technologies or product enhancements that reduce the need for our products;

●	impairment or loss in value of our investments in auction rate securities;

●	the loss of key personnel;

●	lawsuits threatened or filed against us;

●	future sales of our common stock by our executive officers, directors and significant stockholders; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Some provisions in our restated certificate of incorporation and restated bylaws and Delaware law may deter third parties from acquiring us.

Our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

●	our board is classified into three classes of directors, each with staggered three-year terms;

●	only our chairman, our chief executive officer, our president, or a majority of our board of directors is authorized to call a special meeting of stockholders;

●	our stockholders may take action only at a meeting of stockholders and not by written consent;

●	vacancies on our board of directors may be filled only by our board of directors and not by stockholders;

●	our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

ITEM 6.   SELECTED FINANCIAL DATA.

The consolidated statements of income data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The following information has been restated to reflect corrections to the Original Filing that are further discussed in the section entitled “Explanatory Note” in the forepart of this Form 10-K/A and under “Restatement” in Note 12 of the Notes to Consolidated Financial Statements. The consolidated statements of income data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements not included in this annual report. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2008(3)	2007(3)	2006(3)	2005(2)	2004
	(In thousands, except per share amounts)
	(as restated)	(as restated)
Consolidated Income Statement Data:
Net revenues	$213,480	$186,727	$123,353	$83,902	$54,499
Cost of net revenues(1)	96,214	84,111	55,491	36,941	24,878
Gross profit	117,266	102,616	67,862	46,961	29,621
Operating expenses:
Technology and development(1)	39,707	28,822	19,087	13,152	7,433
Sales and marketing(1)	42,212	33,530	21,940	15,252	7,705
General and administrative(1)	32,741	29,888	19,216	13,657	10,126
Total operating expense	114,660	92,240	60,243	42,061	25,264
Income from operations	2,606	10,376	7,619	4,900	4,357
Interest expense	(273)	(179)	(266)	(367)	(471)
Other income (expense) net	2,898	5,515	2,387	(103)	81
Income before income taxes and cumulative effect of change in accounting principle	5,231	15,712	9,740	4,430	3,967
(Provision) / benefit for income taxes	(1,571)	(6,134)	(3,942)	24,060	(258)
Net income before cumulative effect of change in accounting principle	3,660	9,578	5,798	28,490	3,709
Cumulative effect of change in accounting principle	—	—	—	442	—
Net income	$3,660	$9,578	$5,798	$28,932	$3,709
Net income per share:
Basic	$0.15	$0.39	$0.67	$1.45	$—
Diluted	$0.14	$0.36	$0.56	$1.02	$—
Weighted Average Shares
Basic	25,036	24,295	8,622	3,255	2,231
Diluted	25,787	26,273	10,331	4,609	2,231
__________

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
	(as restated)	(as restated)
Cost of net revenues	$372	$189	$96	$28	$21
Technology and development	2,404	1,067	736	826	263
Sales and marketing	2,452	1,044	521	239	117
General and administration	4,522	2,386	947	2,217	1,790
	$9,750	$4,686	$2,300	$3,310	$2,191

(2)
Includes $0.4 million of cumulative effect of a change in accounting principle related to the adoption of FSP 150-5 in July 2005, Issuer's Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.

(3)
Includes stock-based compensation expense under Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires stock-based compensation expense to be recognized based on the grant date fair value.  Periods prior to January 1, 2006 have not been restated to include the compensation charges associated with the provisions of SFAS No. 123(R).

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
	(as restated)	(as restated)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$88,164	$125,584	$119,051	$39,153	$13,781
Property and equipment, net	48,108	48,416	30,919	20,761	11,723
Working capital	58,232	104,025	102,165	22,687	690
Total assets	233,297	208,938	180,160	89,552	29,865
Capital lease obligations, less current portion	17	107	1,742	3,646	2,709
Preferred stock warrant liability	—	—	—	1,535	—
Redeemable convertible preferred stock	—	—	—	89,652	69,822
Total stockholders’ equity (deficit)	186,802	170,734	151,326	(27,262)	(59,568)

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

Restatement

  We have restated our consolidated financial statements for fiscal years 2007 and 2008 to correct an error in our stock-based compensation.  The impact of the restatements on our consolidated financial statements for fiscal years 2007 and 2008 are discussed in Note 12 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatement.

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

Results of Operations

The following table presents the components of our income statement as a percent of net revenues:

	Year Ended December 31,
	2008	2007	2006
	(as restated)	(as restated)

Net revenues	100%	100%	100%
Cost of revenues	45%	45%	45%
Gross profit	55%	55%	55%
Operating expenses:
Technology and development	19%	15%	15%
Sales and marketing	20%	18%	18%
General and administrative	15%	16%	16%
Income from operations	1%	6%	6%
Interest expense	0%	0%	0%
Interest and other income, net	2%	2%	2%
Income before income taxes	3%	8%	8%
Provision for income taxes	(1)%	(3)%	(3)%
Net income	2%	5%	5%

Comparison of the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(In thousands)
	(as restated)	(as restated)

Net revenues	$213,480	$186,727	$26,753	14%
Cost of net revenues	$96,214	$84,111	$12,103	14%
Percentage of net revenues	45%	45%	—	—
Gross profit	$117,266	$102,616	$14,650	14%

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

Cost of net revenues increased $12.1 million, or 14%, in 2008 compared to 2007.  As a percentage of net revenues, cost of net revenues remained flat, at 45%.  Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, fixed costs associated with operating two manufacturing facilities in the first two quarters of 2008, versus one facility in 2007, and the impact of intangible asset amortization from the Nexo acquisition which was not incurred in the year ended December 31, 2007.  In addition, we incurred approximately $0.5 million in accelerated leasehold improvement amortization and $0.6 million in employee severance costs associated with the closure of our Hayward manufacturing facility which was announced in the third quarter of 2008.  These costs were offset in part by savings in labor, shipping, and materials costs reflecting efficiencies realized in our Charlotte facility, and other negotiated cost reductions.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(In thousands)
	(as restated)	(as restated)
Technology and development	$39,707	$28,822	$10,885	38%
Percentage of net revenues	19%	15%	—	—
Sales and marketing	$42,212	$33,530	$8,682	26%
Percentage of net revenues	20%	18%	—	—
General and administrative	$32,741	$29,888	$2,853	10%
Percentage of net revenues	15%	16%	—	—

Our technology and development expense increased $10.9 million, or 38%, in 2008 compared to 2007. As a percentage of net revenues, technology and development expense increased from 15% in 2007 to 19% in 2008.  The overall increase in technology and development expense was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which totaled $3.7 million.  Depreciation expense also increased by $3.7 million as we continued to invest in our website infrastructure hardware to support our continued revenue growth.  Stock-based compensation expense increased by $1.3 million in 2008 compared to 2007.  Facility related costs increased by $2.3 million compared to 2007, due to our expansion to a new colocation hosting site which resulted in higher networking, power and storage costs during fiscal year 2008.  And, in 2008, we capitalized $4.8 million in eligible website development costs compared to $3.1 million in 2007.

Our sales and marketing expense increased $8.7 million, or 26%, in 2008 compared to 2007.  Also as a percentage of net revenues, total sales and marketing expense increased from 18% in 2007 to 20% in 2008.  In 2008, we expanded our online media and direct response marketing campaigns and incurred  increased agency fees for creative and branding promotions which represented a $5.0 million increase compared to 2007.  We also expanded our internal marketing team resulting in an increase in personnel and related costs of $2.2 million.  In addition, stock-based compensation expense increased $1.5 million to $2.5 million in 2008, compared to $1.0 million in 2007.

Our general and administrative expense increased $2.9 million, or 10%, in 2008 compared to 2007, and decreased as a percentage of net revenues from 16% in 2007 to 15% in 2008.  Personnel and related costs increased by $2.0 million in 2008, reflecting increased hiring.  Stock based compensation also increased by $2.1 million compared to 2007.  Office related costs increased by $1.1 million compared to 2007, as we expanded our corporate office space during 2008.  Offsetting general and administrative expenses in 2008, are installment payments from two multi-million dollar cross-licensing agreements for intellectual property entered into with two different companies.  Both agreements require multiple installments with the first installments received during 2008 from both parties.  We expect to recognize the remaining installments under the agreements as the amounts are received on the scheduled due dates.  In addition, fees to consultants and contractors decreased by approximately $1.0 million due primarily to efficiencies from our Sarbanes-Oxley compliance efforts.  In 2008, we capitalized $1.3 million in internally developed software related to our newly implemented enterprise resource planning system.

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

	Year Ended December 31,
	2008	2007
	(In thousands)
	(as restated)	(as restated)
Income tax provision	$(1,571)	$(6,134)
Effective tax rate	30%	39%

The provision for income taxes was $1.6 million for 2008, compared to a provision of $6.1 million for 2007.  Our effective tax rate was 30% in 2008, down from 39% in 2007.  This decrease in our effective tax rate is primarily the result of additional tax credits related to our research and development activity from 2007.

As of December 31, 2008, we had approximately $12.1 million of federal and $32 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2021 and 2014 for federal and state tax purposes, respectively.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(In thousands)
	(as restated)	(as restated)
Income before income taxes	$5,231	$15,712	$(10,481)	(67)%
Net income	$3,660	$9,578	$(5,918)	(62)%
Percentage of net revenues	2%	5%	—	—

Net income decreased by $6.0 million, or 62%, for 2008 as compared to 2007. As a percentage of net revenue, net income was 2% of net revenue for 2008 compared to 5% for 2007.

Comparison of the Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
	(as restated)
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

Cost of net revenues increased $28.7 million, or 52%, in 2007 compared to 2006.  As a percentage of net revenues, cost of net revenues remained flat, at 45%, from 2006 to 2007.  Overall, this increase was primarily the result of the increased volume of shipped products, and incremental costs associated with launching our second manufacturing facility in Charlotte, North Carolina.  These costs were offset by savings in labor and shipping costs, reflecting efficiencies in both the reduced cost of labor between the North Carolina and California manufacturing facilities and closer shipping routes to our east coast customers.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
	(as restated)
Technology and development	$28,822	$19,087	$9,735	51%
Percentage of net revenues	15%	15%	—	—
Sales and marketing	$33,530	$21,940	$11,590	53%
Percentage of net revenues	18%	18%	—	—
General and administrative	$29,888	$19,216	$10,672	56%
Percentage of net revenues	16%	16%	—	—

Our technology and development expense increased $9.7 million, or 51%, in 2007 compared to 2006.  As a percentage of net revenues, technology and development expense remained flat at 15% from 2006 to 2007.  The overall increase in technology and development expense was attributable to increased personnel and related costs for employees and consultants involved with website development and website infrastructure support teams, which totaled $3.2 million, as well as increased third-party hosting expenses which increased by $0.8 million.   We also continued to invest in our website infrastructure hardware to support our continued revenue growth, which resulted in increased depreciation expense of $3.7 million.  Stock-based compensation expense was $1.1 million in 2007, compared to $0.7 million in 2006. In 2007, we capitalized $3.1 million in eligible costs associated with software developed or obtained for internal use, up from $1.3 million in 2006.

Our sales and marketing expense increased $11.6 million, or 53%, in 2007 compared to 2006.  Also as a percentage of net revenues, total sales and marketing expense remained flat at 18% from 2006 to 2007.  For 2007, personnel and related costs for employees and consultants increased by $2.5 million, and our expenditures incurred on customer acquisition and promotion costs increased by $8.2 million. In addition, stock-based compensation expense was $1.0 million in 2007, compared to $0.5 million in 2006.

Our general and administrative expense increased $10.7 million, or 56%, in 2007 compared to 2006, and remained flat as a percentage of net revenues at 16% in that same period.  Personnel and related costs increased by $3.3 million in 2007 reflecting increased hiring in 2007 and an increase in stock-based compensation to $2.4 million, in 2007, compared to $0.9 million in 2006. Accounting and legal fees increased by $1.2 million in 2007, and consulting expenses increased by $2.2 million.  Of that combined increase of $3.4 million, approximately $2.2 million was associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.  Additionally, rent and related facilities charges increased by $0.8 million for 2007 reflecting our additional square footage in Redwood City.  Payment processing fees paid to third parties increased by $1.5 million during 2007 due to increased order volumes. In 2006, we made a non-recourse, non-refundable contribution of 65,000 shares of common stock to Silicon Valley Community Foundation, a California non-profit public benefit corporation, in order to establish the Shutterfly Foundation as a corporate-advised charitable fund within the Community Foundation, and recognized $0.9 million of charitable contribution expense for 2006. We had no charitable contribution expense in 2007.

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

	Year Ended December 31,
	2007	2006
	(In thousands)
	(as restated)
Income tax provision	$(6,134)	$(3,942)
Effective tax rate	39%	40%

The provision for income taxes was $6.1 million for 2007, compared to a provision of $3.9 million for 2006.  Our effective tax rate was 39% in 2007, down from 40% in 2006.  This decrease in our effective tax rate is primarily the result of a favorable resolution of a state tax audit by California, as well as the changes that were made to our ongoing research and development tax credits reserves.  Other factors, such as the volume of disqualifying dispositions also contributed to the reduction in our tax rate, year-over-year.

As of December 31, 2007, we had approximately $31 million of federal and $32 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2020 and 2011 for federal and state tax purposes, respectively.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
	(as restated)
Income before income taxes	$15,712	$9,740	$5,972	61%
Net income	$9,578	$5,798	$3,780	65%
Percentage of net revenues	5%	5%	—	—

Net income increased by $3.8 million, or 65%, for 2007 as compared to 2006. As a percentage of net revenue, net income was flat at 5% in both 2007 and 2006.  Overall, our net income growth in absolute dollars is attributable to our revenue growth year-over-year; with all other income statement items increasing in-proportion to net revenue increases.

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

Operating Activities.   For 2008, net cash provided by operating activities was $47.0 million, primarily due to our net income of $3.7 million and the net change in operating assets and liabilities of $8.0 million, adjusted for non-cash items including $26.0 million of depreciation and amortization expense, $0.7 million benefit from deferred income taxes, and $9.8 million of stock-based compensation.

For 2007, net cash provided by operating activities was $42.2 million, primarily due to our net income of $9.6 million and the net change in operating assets and liabilities of $4.2 million, adjusted for non-cash items including $17.8 million of depreciation and amortization expense, $5.7 million of provision for deferred income taxes, and $4.7 million of stock-based compensation.

For 2006, net cash provided by operating activities was $23.5 million, primarily due to our net income of $5.8 million and the net change in operating assets and liabilities of $0.7 million, adjusted for non-cash items including $10.7 million of depreciation and amortization expense, $3.2 million of provision for deferred income taxes, $2.3 million of stock-based compensation and $0.9 million for charitable contribution expense related to our September 2006 donation of 65,000 shares to Silicon Valley Community Foundation. We do not expect to make additional donations to Silicon Valley Community Foundation in the foreseeable future.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Shutterfly, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of redeemable convertible preferred stock and stockholders' equity (deficit), of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.  However, management has subsequently determined that a material weakness in internal control over financial reporting related to the accounting for stock-based compensation expense existed as of that date.  Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the completeness and accuracy of stock-based compensation expense, specifically as it relates to the proper application of forfeiture rates in the calculation of stock-based compensation expense in accordance with generally accepted accounting principles, existed as of that date.  A material weakness is a deficiency, or a combination or deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

  As discussed in Note 12 to the consolidated financial statements, the Company restated its 2008 and 2007 consolidated financial statements.

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

/s/PricewaterhouseCoopers LLP

San Jose, California
February 23, 2009, except for the effects of the restatement discussed in Note 12 to the consolidated financial statements and the matter described in the fourth paragraph of Management's Report on Internal Control over Financial Reporting, as to which the date is October 30, 2009.

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2008	2007
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$88,164	$122,582
Short-term investments	—	3,002
Accounts receivable, net	5,992	4,480
Inventories	3,610	4,788
Deferred tax asset, current portion	1,194	1,677
Prepaid expenses and other current assets	4,749	4,510
Total current assets	103,709	141,039
Long-term investments	52,250	—
Property and equipment, net	48,108	48,416
Goodwill and intangible assets, net	14,547	3,859
Deferred tax asset, net of current portion	12,266	13,462
Other assets	2,417	2,162
Total assets	$233,297	$208,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,214	$8,783
Accrued liabilities	24,712	18,724
Deferred revenue	9,461	8,699
Current portion of capital lease obligations	90	808
Total current liabilities	45,477	37,014
Other liabilities	1,001	1,083
Capital lease obligations, less current portion	17	107
Total liabilities	46,495	38,204
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2008 and 2007, respectively; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 25,138 and 24,805 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	203,902	191,534
Accumulated other comprehensive loss	—	(12)
Deferred stock-based compensation	—	(28)
Accumulated deficit	(17,102)	(20,762)
Total stockholders’ equity	186,802	170,734
Total liabilities and stockholders’ equity	$233,297	$208,938

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
	(as restated)	(as restated)

Net revenues	$213,480	$186,727	$123,353
Cost of net revenues(1)	96,214	84,111	55,491
Gross profit	117,266	102,616	67,862
Operating expenses(1):
Technology and development	39,707	28,822	19,087
Sales and marketing	42,212	33,530	21,940
General and administrative	32,741	29,888	19,216
	114,660	92,240	60,243
Income from operations	2,606	10,376	7,619
Interest expense	(273)	(179)	(266)
Interest and other income, net	2,898	5,515	2,387
Income before income taxes	5,231	15,712	9,740
Provision for income taxes	(1,571)	(6,134)	(3,942)
Net income	$3,660	$9,578	$5,798

Net income per share:
Basic	$0.15	$0.39	$0.67
Diluted	$0.14	$0.36	$0.56
Weighted average shares:
Basic	25,036	24,295	8,622
Diluted	25,787	26,273	10,331
______________

(1) Stock-based compensation is allocated as follows (Notes 2, 8 and 12):
Cost of net revenues	$372	$189	$96
Technology and development	2,404	1,067	736
Sales and marketing	2,452	1,044	521
General and administrative	4,522	2,386	947

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Year Ended December 31,
	2008	2007	2006
	(as restated)	(as restated)

Redeemable convertible preferred stock
Balance, beginning of year	$—	$—	$89,652
Issuance of Series A preferred stock upon net exercise of warrants	—	—	143
Automatic conversion of preferred stock to common stock upon effective date of initial public offering ("IPO")	—	—	(89,795)
Balance, end of year	—	—	—

Common stock (par value)
Balance, beginning of year	2	2	—
Issuance of common stock upon effective date of IPO, net of underwriting fees of $6,090 and other expenses of $2,442	—	—	1
Automatic conversion of preferred stock to common stock upon effective date of IPO	—	—	1
Balance, end of year	2	2	2

Additional paid-In capital
Balance, beginning of year	191,534	181,890	10,501
Issuance of common stock upon exercise of options, net of repurchases	899	4,983	101
Issuance of common stock upon effective date of initial public offering, net of underwriting fees of $6,090 and other expenses of $2,442	—	—	78,467
Issuance of Series A preferred stock upon net exercise of warrants	—	—	(143)
Transfer of preferred stock warrant liability related to series A preferred stock	—	—	871
Automatic conversion of preferred stock to common stock upon effective date of IPO	—	—	89,794
Transfer of preferred stock warrant liability upon conversion of preferred stock warrants into common stock warrants	—	—	510
Reversal of unearned stock based compensation upon modification of options	—	—	(526)
Cancellation of common stock options and restricted shares	—	(162)	(249)
Stock based compensation recognized under SFAS No. 123R, net of estimated forfeiture	11,313	4,796	1,641
Donation of common stock to a charitable foundation	—	—	923
Tax benefit of stock options	156	27	—
Balance, end of year	203,902	191,534	181,890

Deferred stock-based compensation
Balance, beginning of year	(28)	(191)	(1,625)
Reversal of unearned stock based compensation upon modification of options	—	—	526
Vesting of restricted shares	—	—	94
Cancellation of common stock options and restricted shares	—	162	249
Amortization of deferred stock-based compensation, net of cancellations	28	1	565
Balance, end of year	—	(28)	(191)

Accumulated deficit
Balance, beginning of year	(20,762)	(30,340)	(36,138)
Net income	3,660	9,578	5,798
Balance, end of year	(17,102)	(20,762)	(30,340)

Accumulated other comprehensive loss
Balance, beginning of year	(12)	(35)	—
Change in unrealized loss in investments, net of tax	12	23	(35)
Balance, end of year	—	(12)	(35)
Total stockholders' equity	$186,802	$170,734	$151,326

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In thousands)

	Year Ended December 31,
	2008	2007	2006
	(as restated)	(as restated)

Number of shares
Redeemable convertible preferred stock
Balance, beginning of year	—	—	13,802
Issuance of Series A preferred stock upon net exercise of warrants	—	—	61
Automatic conversion of preferred stock to common stock upon effective date of IPO	—	—	(13,863)
Balance, end of year	—	—	—

Common stock
Balance, beginning of year	24,805	23,705	3,790
Issuance of common stock upon exercise of options, net of repurchases	333	1,073	127
Issuance of common stock upon effective date of IPO, net of underwriting fees of $6,090 and other expenses of $2,442	—	—	5,800
Issuance of common stock upon net exercise of warrants	—	27	—
Automatic conversion of preferred stock to common stock upon effective date of IPO	—	—	13,863
Vesting of restricted shares	—	—	60
Donation of common stock to a charitable foundation	—	—	65
Balance, end of year	25,138	24,805	23,705

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2008	2007	2006
	(as restated)	(as restated)

Net Income	$3,660	$9,578	$5,798
Unrealized gain (loss) on investments, net of tax
Unrealized gain (loss) arising during period	(5,846)	23	(35)
Less: reclassification adjustment for gain (loss) realized in net income	5,858	—	—
Total comprehensive income	$3,672	$9,601	$5,763

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
	(as restated)	(as restated)

Cash flows from operating activities:
Net income	$3,660	$9,578	$5,798
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,211	17,384	10,525
Amortization of intangible assets	1,827	412	222
Stock-based compensation	9,750	4,686	2,300
Charitable contribution expense for shares issued to charitable foundation	—	—	923
Change in carrying value of preferred stock warrant liability	—	—	(152)
Loss/(gain) on disposal of property and equipment	308	262	(29)
Deferred income taxes	(694)	5,685	3,199
Gain on auction rate securities Rights	(9,013)	—	—
Impairment of non-current auction rate securities	9,013	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(1,512)	(2,316)	(1,215)
Inventories	1,178	(2,290)	(1,419)
Prepaid expenses and other current assets	(120)	(1,750)	(1,171)
Other assets	(243)	(1,668)	(121)
Accounts payable	2,431	(602)	5,514
Accrued and other liabilities	5,482	10,390	(2,603)
Deferred revenue	762	2,421	1,714
Net cash provided by operating activities	47,040	42,192	23,485
Cash flows from investing activities:
Purchases of property and equipment	(18,220)	(31,881)	(19,330)
Capitalization of software and website development costs	(4,527)	(3,112)	(1,351)
Acquisition of business and intangible assets, net of cash acquired	(10,097)	(2,858)	—
Purchases of short term investments	—	(3,000)	—
Proceeds from sale of short term investments	3,002	—	—
Proceeds from sale of property and equipment	6	28	—
Purchase of auction rate securities	(52,250)	—	—
Net cash used in investing activities	(82,086)	(40,823)	(20,681)
Cash flows from financing activities:
Principal payments of capital lease obligations	(808)	(2,840)	(1,446)
Proceeds from IPO shares issued, net of issuance costs	—	—	78,468
Proceeds from issuance of common stock upon exercise of stock options	1,158	4,975	83
Shares withheld for payment of employee’s withholding tax liability	(260)	—	—
Repurchases of common stock	—	—	(11)
Tax benefit of stock options	538	27	—
Net cash provided by financing activities	628	2,162	77,094
Net increase (decrease) in cash and cash equivalents	(34,418)	3,531	79,898
Cash and cash equivalents, beginning of period	122,582	119,051	39,153
Cash and cash equivalents, end of period	$88,164	$122,582	$119,051

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$47	$198	$205
Cash paid during the period for income taxes	535	812	—
Supplemental schedule of non-cash investing and financing activities
Accrued acquisition liabilities	400	—	—
Conversion of preferred stock	—	—	89,795
Conversion of preferred stock warrant liability into APIC	—	—	1,381
Preferred stock warrants exercised on net basis	—	—	143

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

	Year Ended December 31,
	2008	2007	2006
	(as restated)	(as restated)
Net income per share:	In thousands, except per share amounts
Numerator
Net income	$3,660	$9,578	$5,798
Denominator
Weighted-average common shares outstanding	25,038	24,309	8,729
Less: Weighted-average unvested common shares subject to repurchase	(2)	(14)	(107)
Denominator for basic net income per share	25,036	24,295	8,622
Dilutive effect of stock options, restricted awards and shares subject to repurchase	751	1,978	1,709
Denominator for diluted net income per share	25,787	26,273	10,331
Net income per share — basic and diluted
Net income per share — basic	$0.15	$0.39	$0.67
Net income per share — diluted	$0.14	$0.36	$0.56

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Balance Sheet Components

Property and Equipment

	December 31,
	2008	2007
	In thousands
	(as restated)
Computer and other equipment	$78,299	$66,663
Software	7,450	6,089
Leasehold improvements	8,933	7,952
Furniture and fixtures	2,609	2,282
Capitalized software and website development costs	12,622	6,656
	109,913	89,642
Less: Accumulated depreciation and amortization	(61,805)	(41,226)
Net property and equipment	$48,108	$48,416

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

 The Company has capitalized software and website development costs incurred in the application development phase and unamortized cost is included in property and equipment and totaled approximately $7,133,000 and $3,619,000 at December 31, 2008 and 2007, respectively. These amounts included $1,590,000 and $111,000 of stock based compensation expense.  Also included in capitalized software and website development costs as of December 31, 2008 was $1,331,000 related to the Company's recently implemented ERP system.  Amortization of capitalized costs totaled approximately $2,456,000, $1,467,000 and $993,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Nexo Systems, Inc .
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

At December 31, 2008, the Company had $23,167,000 of total unrecognized compensation expense under SFAS No. 123R, net of estimated forfeitures, related to stock plans that will be recognized over a weighted-average period of approximately two years.

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

Note 9 — Income Taxes

The components of the provision for income taxes is as follows (in thousands):

	December 31,
	2008	2007	2006
	(as restated)	(as restated)
Federal:
Current	$727	$206	$610
Deferred	2,640	5,013	2,809
	$3,367	$5,219	$3,419
State:
Current	$1,156	$216	$133
Deferred	(2,952)	699	390
	$(1,796)	$915	$523
Total income tax expense (benefit):
Current	$1,883	$422	$743
Deferred	(312)	5,712	3,199
	$1,571	$6,134	$3,942

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s actual tax expense (benefit) differed from the statutory federal income tax rate of 34.0%, as follows:

	December 31,
	2008	2007	2006
	(as restated)	(as restated)
Income tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes	(3.7)%	4.6%	5.8%
Stock-based compensation	16.7%	2.6%	4.3%
R&D tax credit	(17.4)%	(1.7)%	—
Other	0.4%	(0.5)%	(3.7)%
	30.0%	39.0%	40.4%

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
	(as restated)	(as restated)
Deferred tax assets:
Net operating loss carryforwards	$1,240	$7,481
Reserves and other tax benefits	4,701	3,653
Tax credits	4,499	2,715
Depreciation and amortization	2,612	1,196
Other	408	94
Deferred tax assets	13,460	15,139
Deferred tax liabilities:
Deferred tax liabilities	—	—
Net deferred tax assets	$13,460	$15,139

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Restatement

  Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2008, the Company identified an error in the software application used to calculate its stock-based compensation expense.

  Since 2006, the Company has licensed software from a third-party to automate the administration of its employee equity programs and calculate its stock-based compensation expense.  In 2009, the third-party published a technical bulletin that identified a change to its most current software version to correct computational errors in determining stock-based compensation expense.  Subsequently, the Company identified that the version of the software it used to calculate stock-based compensation contained the same error and that it had incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vest.  The net effect of the error was an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date.  Correction of the financial statement errors will result in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but will not change the total stock-based compensation expense calculated for any grant.  As stock-based compensation is a non-cash item, there was no impact to net cash provided or used by operations in 2007 and 2008.

  The following is a summary of the significant effects of the restatement:

	December 31, 2008				December 31, 2007
	(in thousands)				(in thousands)
	As Reported	Adjustment		As Restated	As Reported	Adjustment	As Restated
Consolidated Balance Sheet Data
Property and equipment, net	48,006	102	(1)	48,108	48,416	-	48,416
Deferred tax asset, net of current portion	11,877	389		12,266	13,294	168	13,462
Total assets	232,806	491		233,297	208,770	168	208,938

Additional paid-in capital	201,993	1,909		203,902	190,849	685	191,534
Accumulated deficit	(15,684)	(1,418)		(17,102)	(20,245)	(517)	(20,762)
Total stockholders' equity	186,311	491		186,802	170,566	168	170,734
Total liabilities and stockholders' equity	232,806	491		233,297	208,770	168	208,938

(1) capitalized stock-based compensation associated with software development costs.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2008			For the year ended December 31, 2007
	(in thousands, except per share data)			(in thousands, except per share data)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Net revenues	$213,480	$-	$213,480	$186,727	$-	$186,727
Cost of net revenues(1)	96,159	55	96,214	84,111	-	84,111
Gross profit	117,321	(55)	117,266	102,616	-	102,616
Operating expenses(1):	-	-	-	-	-	-
Technology and development	39,443	264	39,707	28,635	187	28,822
Sales and marketing	41,958	254	42,212	33,363	167	33,530
General and administrative	32,192	549	32,741	29,557	331	29,888
	113,593	1,067	114,660	91,555	685	92,240
Income from operations	3,728	(1,122)	2,606	11,061	(685)	10,376
Interest expense	(273)	-	(273)	(179)	-	(179)
Interest and other income, net	2,898	-	2,898	5,515	-	5,515
Income before income taxes	6,353	(1,122)	5,231	16,397	(685)	15,712
Provision for income taxes	(1,792)	221	(1,571)	(6,302)	168	(6,134)
Net income	$4,561	$(901)	$3,660	$10,095	$(517)	$9,578

Net income per share:
Basic	$0.18	$(0.03)	$0.15	$0.42	$(0.03)	$0.39
Diluted	$0.18	$(0.04)	$0.14	$0.38	$(0.02)	$0.36

Basic	25,036	-	25,036	24,295	-	24,295
Diluted	25,787	-	25,787	26,273	-	26,273

(1) Stock-based compensation is allocated as follows:
Cost of net revenues	$317	$55	$372	$189	$-	$189
Technology and development	2,140	264	2,404	880	187	1,067
Sales and marketing	2,198	254	2,452	877	167	1,044
General and administrative	3,973	549	4,522	2,055	331	2,386

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Quarterly Financial Data (Unaudited)

    Summarized quarterly previously reported and restated financial data for the years ended December 31, 2008 and 2007, as referenced in Note 12, are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2008
	(as previously reported)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$34,338	$35,447	$35,953	$107,742
Gross Profit	16,409	18,067	17,523	65,322
Net income (loss)	$(3,639)	$(4,017)	$(2,711)	$14,928

Net income (loss) per common share:
Basic	$(0.15)	$(0.16)	$(0.11)	$0.60
Diluted	$(0.15)	$(0.16)	$(0.11)	$0.59

	Year Ended December 31, 2008
	(as restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$34,338	$35,447	$35,953	$107,742
Gross Profit	16,401	18,058	17,502	65,306
Net income (loss)	$(3,762)	$(4,146)	$(2,800)	$14,369

Net income (loss) per common share:
Basic	$(0.15)	$(0.17)	$(0.11)	$0.57
Diluted	$(0.15)	$(0.17)	$(0.11)	$0.56

	Year Ended December 31, 2007
	(as previously reported)
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net Revenues		$26,705	$29,877	$32,602	$97,543
Gross Profit		13,671	15,045	15,362	58,538
Net income (loss)		$(1,060)	$(2,439)	$(3,314)	$16,908
Net income (loss) allocable to common shareholders	$

Net income (loss) per common share:
Basic		$(0.04)	$(0.10)	$(0.14)	$0.68
Diluted		$(0.04)	$(0.10)	$(0.14)	$0.63

	Year Ended December 31, 2007
	(as restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$26,705	$29,877	$32,602	$97,543
Gross Profit	13,679	15,056	15,355	58,527
Net income (loss)	$(1,094)	$(2,526)	$(3,417)	$16,616

Net income (loss) per common share:
Basic	$(0.05)	$(0.10)	$(0.14)	$0.67
Diluted	$(0.05)	$(0.10)	$(0.14)	$0.62

Schedule II
Valuation and Qualifying Accounts

Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2006	$21	—	—	(21)	—
Year ended December 31, 2007	$—	—	—	—	—
Year ended December 31, 2008	$—	—	—	—	—

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

  At the time that our Annual Report on Form 10-K for the year ended December 31, 2008 was filed on February 24, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2008.  In connection with the restatement described in Note 12 to our consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of December 31, 2008, as more fully described in “Management’s Report on Internal Control over Financial Reporting (As Restated).” Based on this re-evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting (As Restated)

  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 (f) and 15(d)-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may change over time.

  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

  In Management's Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2008, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2008.  In connection with the restatement discussed in Note 12 to the consolidated financial statements related to our accounting for stock-based compensation expense, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP due to the following material weakness:

•
The Company did not maintain effective controls to ensure the completeness and accuracy of stock-based compensation expense. Specifically, the Company did not maintain effective controls to ensure the proper application of forfeiture rates in the calculation of stock-based compensation expense in accordance with generally accepted accounting principles.  In October 2009, the Company became aware of a recent alert from it's third party software provider which noted that prior versions of its software did not properly calculate stock-based compensation when users selected the option to use a weighted average forfeiture rate for all tranches of a particular award, as opposed to selecting the option to apply individual forfeiture rates to each tranche. The error was isolated to a single standard report provided in the software package that calculated the stock based compensation to be recorded for a given date range. As a result, when the report was generated, for individual tranches that vested during a stated date range, the stock based compensation expense calculated on the report and associated with that tranche did not equal at least 100 percent of the grant date fair value of the award as required under generally accepted accounting principles.

  This material weakness resulted in the restatement of the Company's consolidated financial statements as discussed in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K/A. Additionally this material weakness could result in a material misstatement to the Company's consolidated financial statements that would not be prevented or detected on a timely basis.

  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

  As described above, there were changes in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness – Stock-Based Compensation Expense

  Subsequent to the identification of the material weakness in October 2009 related to accounting for stock-based compensation expense, the Company has initiated remediation measures relating to the calculation of stock-based compensation expense and the application of the forfeiture rate, which include: (1) adding a control procedure to reperform the calculation of the third-party stock-based compensation software reports; and (2) adding a control procedure to sample grants to verify that cumulative stock-based compensation expense is complete and accurate.

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

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the Company’s Chief Financial Officer. This code of ethics, titled the “Code of Conduct and Ethics for Chief Executive Officer and Senior Financial Department Personnel,” can be found on our website at www.shutterfly.com .  We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.

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

3.  Exhibits.  We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: October 30, 2009	By:	/s/ Mark J. Rubash Mark J. Rubash Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Registrant’s Restated Bylaws.	S-1	333-135426	June 29, 2006	3.05
4.01	Form of Registrant’s common stock certificate.	S-1	333-135426	June 29, 2006	4.01
4.02	Fifth Amended and Restated Investors’ Rights Agreement, dated as of November 11, 2005, by and among the Registrant and certain investors of Registrant.	S-1	333-135426	June 29, 2006	4.02
10.01	Form of Indemnity Agreement.	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*	S-1/A	333-135426	June 29, 2006	10.03
10.04	Lease Agreement, as amended, dated July 5, 1999, by and between the Registrant and Westport Joint Venture, as amended to date.	S-1	333-135426	June 29, 2006	10.04
10.05	Agreement of Lease, dated as of August 1, 2005, by and between the Registrant and DCT-CA 2004 RN Portfolio L, LP, as amended to date.	S-1	333-135426	June 29, 2006	10.05
10.06	Lease, dated as of March 7, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.06
10.07	Lease, dated as of April 6, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.07
10.08	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.09	Offer letter dated March 25, 2005 for Douglas J. Galen.*	S-1	333-135426	June 29, 2006	10.12
10.10	Supply Agreement, dated as of September 15, 2005, by and between Registrant and Fuji Photo Film U.S.A., Inc.**	S-1	333-135426	June 29, 2006	10.14
10.11	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.12	Supply Agreement, dated as of April 20, 2007, by and between Registrant and FujiFilm U.S.A, Inc.	10-Q	001-33031	August 1, 2007	10.18
10.13	Offer letter dated May 17, 2007 for Kathryn E. Olson.*	10-K	001-33031	March 10, 2008	10.19
10.14	Offer letter dated November 27, 2007 for Mark J. Rubash.*	10-K	001-33031	March 10, 2008	10.20
10.15	Lease Agreement, as amended, dated as of December 22, 2006, by and between the Registrant and 3915 Shopton Road, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.22
10.16	First Amendment to Lease (Expansion), dated as of April 30, 2007, by and between the Registrant and Westport Office Park, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.23
10.17	Transition Agreement between the Registrant and Stanford Au dated August 26, 2008.*	8-K	001-33031	August 27, 2008	99.1
10.18	Lease Agreement between Liberty Cotton Center LLC and the Registrant, dated August 22, 2008, as amended on October 29, 2008.	10-Q	001-33031	October 31, 2008	10.02
10.19	Amendment to Offer Letter dated December 26, 2008 for Mark J. Rubash.*	10-K	001-33031	February 24, 2009	10.19
10.20	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.20
10.21	Amendment to Offer Letter dated December 31, 2008 for Douglas J. Galen.*	10-K	001-33031	February 24, 2009	10.21
10.22	Amendment to Offer Letter dated December 31, 2008 for Kathryn E. Olson.*	10-K	001-33031	February 24, 2009	10.22
10.23	Temporary Sublease, Assignment and Assumption of Lease and Consent to Assignment, dated May 7, 2008, by and between the Registrant and MetricStream, Inc.	10-K	001-33031	February 24, 2009	10.23
21.01	Subsidiaries of the Registrant.	10-K	001-33031	February 24, 2009	21.01
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 107 of this Form 10-K)	10-K	001-33031	February 24, 2009	24.01
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
__________

*	Represents a management contract or compensatory plan.

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