Form 10-Q
period 2009-09-30
SHUTTERFLY INC
filed 2009-10-30
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2009
Common stock, $0.0001 par value per share	25,673,740 shares

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  This quarterly report contains the restated condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and condensed consolidated statements of cash flows for the nine months ended September 30, 2008.  See Note 9 of Notes to Condensed Consolidated Financial Statements appearing in Part I Item 1 of this quarterly report.

TABLE OF CONTENTS

Page Number
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	32
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	34
ITEM 1A. RISK FACTORS	34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	49
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	49
ITEM 5. OTHER INFORMATION	49
ITEM 6. EXHIBITS	49
SIGNATURES	50
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$63,250	$88,164
Short-term investments	48,375	-
Accounts receivable, net	3,607	5,992
Inventories	3,316	3,610
Deferred tax asset, current portion	1,030	1,194
Prepaid expenses and other current assets	15,703	4,749
Total current assets	135,281	103,709
Long-term investments	-	52,250
Property and equipment, net	43,217	48,108
Goodwill and intangible assets, net	13,872	14,547
Deferred tax asset, net of current portion	11,759	12,266
Other assets	4,719	2,417
Total assets	$208,848	$233,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,265	$11,214
Accrued liabilities	11,451	24,802
Deferred revenue	8,916	9,461
Total current liabilities	26,632	45,477
Other liabilities	1,621	1,018
Total liabilities	28,253	46,495

Stockholders' equity
Common stock, $0.0001 par value; 100,000 shares authorized; 25,651 and
25,138 shares issued and outstanding on September 30, 2009 and
December 31, 2008, respectively	3	2
Additional paid-in-capital	215,926	203,902
Accumulated deficit	(35,334)	(17,102)
Total stockholders' equity	180,595	186,802
Total liabilities and stockholders' equity	$208,848	$233,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As restated)		(As restated)
Net revenues	$40,495	$35,953	$115,365	$105,738
Cost of net revenues (1)	21,420	18,451	61,161	53,777
Gross profit	19,075	17,502	54,204	51,961
Operating expenses (1):
Technology and development	11,390	9,689	33,347	28,796
Sales and marketing	9,377	10,138	26,075	26,936
General and administrative	7,363	6,901	22,642	22,299
Total operating expenses	28,130	26,728	82,064	78,031
Loss from operations	(9,055)	(9,226)	(27,860)	(26,070)
Interest expense	(22)	(100)	(136)	(185)
Interest and other income, net	74	455	681	2,514
Loss before income taxes	(9,003)	(8,871)	(27,315)	(23,741)
Benefit from income taxes	2,657	6,071	9,083	13,032
Net loss	$(6,346)	$(2,800)	$(18,232)	$(10,709)

Net loss per share - basic and diluted	$(0.25)	$(0.11)	$(0.72)	$(0.43)

Weighted-average shares outstanding - basic and diluted	25,517	25,067	25,303	25,020

(1) Stock-based compensation is allocated as follows:

Cost of net revenues	$119	$109	$297	$301
Technology and development	1,077	654	2,292	1,693
Sales and marketing	955	696	2,428	1,733
General and administrative	2,005	1,216	4,778	3,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		(As restated)
Cash flows from operating activities:
Net loss	$(18,232)	$(10,709)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,844	17,463
Amortization of intangible assets	1,491	1,370
Stock-based compensation	9,795	7,054
Loss on disposal of property and equipment	79	308
Deferred income taxes	703	(10,123)
Changes in operating assets and liabilities:
Accounts receivable, net	2,389	1,336
Inventories	294	1,518
Prepaid expenses and other current assets	(10,700)	(3,553)
Other assets	(2,421)	352
Accounts payable	(5,083)	(2,757)
Accrued and other liabilities	(14,737)	(6,087)
Deferred revenue	(546)	468
Net cash used in operating activities	(18,124)	(3,360)

Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(796)	(10,098)
Purchases of property and equipment	(8,272)	(16,760)
Capitalization of software and website development costs	(3,032)	(3,239)
Proceeds from sale of short term investments	-	3,002
Proceeds from sale of equipment	-	6
Purchase of auction rate securities	-	(52,250)
Proceeds from the sale of auction rate securities	3,875	-
Net cash used in investing activities	(8,225)	(79,339)

Cash flows from financing activities:
Principal payments of capital lease obligations	(90)	(378)
Proceeds from issuance of common stock upon exercise of stock options	2,139	1,130
Shares withheld for payment of employee's withholding tax liability	(1,041)	-
Tax benefit of stock options recorded in additional paid-in capital	427	-
Net cash provided by financing activities	1,435	752

Net increase in cash and cash equivalents	(24,914)	(81,947)
Cash and cash equivalents, beginning of period	88,164	122,582
Cash and cash equivalents, end of period	$63,250	$40,635

Supplemental schedule of non-cash investing activities
Net change in accrued purchases of property and equipment	$1,524	-
Escrow liability from acquisition of business	150	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images and videos; share pictures; order prints and create an assortment of personalized items such as stationery cards, calendars, and photo books. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly-owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.

The December 31, 2008, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K/A.

Subsequent Events Evaluation

   Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009, through the financial statements issue date of October 30, 2009.  All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed consolidated financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany transactions and balances have been eliminated.

Fair Value

The Company records its financial assets and liabilities at fair value.  The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements.   Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company accounts for uncertain tax positions in accordance with the respective authoritative guidance. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest or penalties were accrued as of December 31, 2008 or September 30, 2009.

At September 30, 2009, the Company had $12.1 million and $10.3 million of federal and state net operating losses, respectively, associated with windfall tax benefits that will be recorded as additional paid-in capital when realized.  A tax windfall is created when the tax deduction associated with stock options exercised and vesting of restricted stock units exceeds the recognized stock-based compensation expense.  The Company is subject to taxation in California and other jurisdictions in the United States.

Comprehensive Loss

Comprehensive loss consists of certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on available for sale marketable securities are included in comprehensive loss.

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As restated)		(As restated)
Unrealized loss in investments, net of tax	$--	$(904)	$--	$(3,127)
Net loss	(6,346)	(2,800)	(18,232)	(10,709)
Total comprehensive loss	$(6,346)	$(3,704)	$(18,232)	$(13,836)

        Unrealized loss in investments for the three and nine months ended September 30, 2008 is net of tax benefit of $487 and $1,684, respectively.

Recent Accounting Pronouncements

  In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), did not have any impact on the Company’s condensed consolidated financial statements.

  Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805 (formerly SFAS No. 141 revised 2007, “Business Combinations”), this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

  Effective January 1, 2009, the Company adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC 810-10 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

  Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35 (formerly FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

  Effective January 1, 2009, the Company adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC 350-30 (formerly EITF No. 08-7, “Accounting for Defensive Intangible Assets”), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

  Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

  Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65 (formerly FASB Staff Positions (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

  Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2009 is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2008	5,529	$13.41
Granted	14	7.83
Exercised	(14)	4.18
Forfeited, cancelled or expired	(272)	13.44
Balances, March 31, 2009	5,257	$13.42	7.2	$6,928
Granted	39	11.57
Exercised	(128)	6.33
Forfeited, cancelled or expired	(213)	17.60
Balances, June 30, 2009	4,955	$13.43	7.0	$17,197
Granted	42	14.28
Exercised	(187)	6.68
Forfeited, cancelled or expired	(31)	16.96
Balances, September 30, 2009	4,779	$13.67	6.8	$23,558
Options vested and expected to vest at September 30, 2009	4,461	$13.32	6.7	$22,949
Options vested at September 30, 2009	3,487	$11.92	6.3	$21,042

   During the three months ended September 30, 2009, the Company granted options to purchase an aggregate of 42,000 shares of common stock with an estimated weighted-average grant-date fair value of $6.47 per share. The total intrinsic value of options exercised during the three months ended September 30, 2009, was $1,696,000. Net cash proceeds from the exercise of stock options were $1,270,000 for the three months ended September 30, 2009.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gives consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and nine months ended September 30, 2009 and September 30, 2008, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Annual risk free rate of return	2.5%	2.9%	2.3%	2.6%
Expected volatility	51.9%	48.8%	56.2%	50.4%
Expected term (years)	4.6	4.7	4.6	4.4

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2009, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three and nine months ended September 30, 2009, is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2008	958	$12.11
Granted	865	7.95
Vested	(18)	20.15
Forfeited, cancelled or expired	(103)	14.28
Balances, March 31, 2009	1,702	$9.78
Granted	350	12.99
Vested	(193)	15.21
Forfeited, cancelled or expired	(24)	12.73
Balances, June 30, 2009	1,835	$9.78
Granted	111	13.65
Vested	(49)	15.02
Forfeited, cancelled or expired	(17)	9.75
Balances, September 30, 2009	1,880	$9.89

Included in the RSU grants for the three months ended September 30, 2009, are 66,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance criteria is tied to the Company’s financial performance for the three months ended September 30, 2009 and the vesting period is three years.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  As of September 30, 2009, the performance criteria for the fiscal quarter were met and the associated stock based compensation was recognized.

In connection with the acquisition of TinyPictures, Inc. on September 10, 2009, the Company granted PBRSUs to existing TinyPictures employees. Vesting of these awards are contingent on achieving certain performance milestones and continued employment.  The Company will begin recognizing stock based compensation in the period in which achievement of each milestone is deemed probable.  As of September 30, 2009, no stock-based compensation has been recognized associated with these PBRSUs.

Inducement Awards

In the nine months period ended September 30, 2009, the Company granted inducement awards of restricted stock units to an executive.  These inducement grants were approved by the Company’s Board of Directors and were not issued under a shareholder approved plan.  A total of 200,000 restricted stock units were granted under this nonqualified agreement.  These grants vest over a three year period beginning on the grant date.

At September 30, 2009, the Company had $23,130,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and stock awards that will be recognized over a weighted-average period of approximately two years.

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period, reduced by the weighted average unvested common shares subject to repurchase by the Company.

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

A summary of the net loss per share for the three and nine months ended September 30, 2009 and 2008, is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Historical net loss per share:
Numerator
Net loss	$(6,346)	$(2,800)	$(18,232)	$(10,709)

Denominator
Weighted-average common shares outstanding	25,517	25,067	25,303	25,022
Less: Weighted-average unvested common shares subject to repurchase	—	—	—	(2)

Denominator for basic and diluted net loss per share	25,517	25,067	25,303	25,020

Net loss per share — basic and diluted	$(0.25)	$(0.11)	$(0.72)	$(0.43)

The following weighted-average outstanding options, common stock subject to repurchase and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Options to purchase common stock, common stock subject to repurchase and restricted stock units	6,698	6,443	6,790	6,108

Note 4 — Fair Value Measurement

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of September 30, 2009 (in thousands):

	September 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$60,491	$60,491	$—	$—
Short-term investments:
Auction rate securities	42,030	—	—	42,030
Rights on ARS securities	6,345	—	—	6,345
Total financial assets	$108,866	$60,491	$—	$48,375

  Level 3 assets consist of auction rate securities (“ARS”) with an auction reset feature whose underlying assets are student loans that are substantially backed by the federal government. Because the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company’s ARS investments are held by UBS AG ("UBS"), one of the Company’s investment providers. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS purchased from UBS (approximately $48.4 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  The Company has valued the ARS and Right using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the Right include estimates of, based on data available as of September 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Right and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

During the nine months ended September 30, 2009 the Company liquidated $3.9 million (at par value) ARS investments that were called by the issuers.  The Company intends to exercise the UBS Right on June 30, 2010, and as a result, has classified these ARS investments and the Right as short-term investments as of September 30, 2009.

The following table provides a summary of changes in fair value of the Company’s ARS investments and the Right which are both Level 3 assets as of September 30, 2009 (in thousands):

	Rights	ARS
Balance at December 31, 2008	$9,013	$43,237
Sale of auction rate securities	-	(3,875)
Unrealized gain/(loss) included in earnings	(2,668)	2,668
Balance at September 30, 2009	$6,345	$42,030

  Note 5 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2009	December 31, 2008
	(in thousands)
Intra-period deferred tax asset	$10,213	$-
Prepaid service contracts - current portion	2,718	2,818
Other prepaid expenses and current assets	2,772	1,931
	$15,703	$4,749

  Property and Equipment

	September 30, 2009	December 31, 2008
	(in thousands)
Computer and other equipment	$81,715	$78,299
Software	7,158	7,450
Leasehold improvements	6,848	8,933
Furniture and fixtures	2,862	2,609
Capitalized software and website development costs	16,290	12,622
	114,873	109,913
Less: Accumulated depreciation and amortization	(71,656)	(61,805)
Net property and equipment	$43,217	$48,108

Property and equipment includes $1,212,000 and $3,356,000 of equipment under capital leases at September 30, 2009 and December 31, 2008, respectively. Accumulated depreciation of assets under capital leases totaled $1,197,000 and $3,010,000 at September 30, 2009 and December 31, 2008, respectively.

Depreciation and amortization expense totaled $6,301,000 and $6,226,000 for the three months ended September 30, 2009 and 2008, respectively. Depreciation and amortization expense totaled $18,844,000 and $17,463,000 for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, the Company retired $8,910,000 of fully depreciated property and equipment, primarily building leasehold improvements and equipment associated with the closure of the Company's Hayward production facility.

Accrued Liabilities

	September 30, 2009	December 31, 2008
	(in thousands)
Accrued compensation	$2,743	$4,110
Accrued marketing expenses	2,456	6,697
Accrued purchases	2,119	952
Accrued sales taxes	1,051	5,923
Accrued production facility expenses	972	2,677
Accrued consultant expenses	738	1,439
Accrued other	1,372	3,004
	$11,451	$24,802

Note 6 — Restructuring

In July 2008, the Company announced that effective in early 2009, it would close its Hayward production facility and begin operations at a new manufacturing facility to be located in Phoenix, Arizona. At the time of the decision, the Company recorded approximately $80,000 in contractual lease termination costs.  The Company completed its closure of the Hayward facility in the first quarter of fiscal 2009.  The Company paid a total of $827,000 in severance costs, which was recognized ratably over the period from the severance communication date in July 2008 through March 31, 2009.  The Company recorded an additional restructuring accrual as of March 31, 2009, for rent and related costs for the remainder of the leases associated with the Hayward facility.  As of September 30, 2009, the Company made all rent payments associated with the leases and no outstanding restructuring accrual exists.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Facility Closure Costs	Workforce Reduction Costs	Total
Balance, December 31, 2008	$80	$633	$713
Restructuring charges	271	194	465
Payments	(351)	(827)	(1,178)
Balance, September 30, 2009	$—	$—	$—

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

Line of Credit

On June 29, 2009, the Company entered into a line of credit facility (the “Facility”) with Silicon Valley Bank.  The Facility is a $20.0 million 364-day revolving line of credit, and is collateralized by substantially all of the assets of the Company.  The Facility is unsecured and contains certain financial and non-financial covenants.  As of September 30, 2009, the Company was in compliance with these covenants.  The Company will use amounts borrowed under the Facility, if any, to finance the Company’s working capital needs and for general corporate purposes, including future acquisitions.  As of September 30, 2009, the Company has not drawn on the line of credit.  The Company incurred $82,000 of Facility origination costs which have been capitalized within prepaid expenses and will be amortized over the 12 month term of the Facility.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal Matters

  On or about June 18, 2007, Fotomedia Technologies, LLC (“Fotomedia”) filed suit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging infringement of U.S. Patent Nos. 6,018,774; 6,542,936 B1; and 6,871,231 B2.  Fotomedia sought unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.   The court issued a claim construction order on July 21, 2009.  Fotomedia and the Company subsequently entered into a settlement agreement and the claims between the parties were dismissed with prejudice on August 20, 2009.

  On June 25, 2009, Soverain Software LLC filed a complaint for alleged patent infringement against the Company and seventeen other defendants in Soverain Software LLC. v J.C.Penny Corp. et.al., Civ. No. 6:09-CV-274, in the Eastern District of Texas, Tyler Division.  The Complaint asserts infringement of U.S. Patent nos. 5,715,314 and 5,909,492, which claim network sales systems including, among other things, a buyer computer and a shopping cart computer, and U.S. Patent no. 7,272,639, which claims, among other things, a method of processing service requests from a client to a server system through a network using session identifiers.  The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  The plaintiff has indicated that it is prepared to offer a license to the patents but the terms of any such license have not been disclosed.  The Company has answered the Complaint and asserted affirmative defenses and counterclaims for a declaration of non-infringement, invalidity and unenforceability.  The initial Scheduling Conference is set for November 2, 2009.

  In addition to the above cases, from time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business.  In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.  In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense.

Note 8 — Acquisition

  On September 10, 2009, the Company acquired all of the outstanding common shares and securities convertible into common shares of TinyPictures, Inc. (“TinyPictures”) for a total aggregate purchase price of $1.3 million.  The Company also granted $1.3 million in contingent consideration in the form of performance-based restricted stock units (“PBRSUs”) to continuing employees. Vesting of the PBRSUs are contingent on achieving certain performance milestones and continued employment.  TinyPictures develops applications that enable users to share videos and images to others across mobile networks and social networking platforms.  The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date.  The excess of the purchase price over the aggregate fair values was recorded as goodwill.  Stock based compensation associated with the PBRSUs will be recognized when the achievement of the performance milestones are deemed probable.

  The total purchase price of $1.3 million was reduced for total negative working capital of $0.3 million, resulting in an adjusted purchase price of $1.0 million.  Of that amount, $0.1 million was allocated to in-process research and development having an indefinite life and $51,000 was allocated to core technology and user base which will be amortized over their estimated useful lives of one to three years.  The Company also recorded a deferred tax asset of $0.6 million which relates to the net operating loss carry-forwards from TinyPictures.  The remaining excess purchase price of approximately $0.5 million was allocated to goodwill which represents the knowledge and experience of the assembled workforce and future technology.  The results of operations for TinyPictures have been included in the condensed consolidated statement of operations for the period subsequent to the acquisition date. Acquisition-related costs were included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2009.

The following table provides a summary of the activity of the Company’s goodwill and intangible asset balances, including additions from the TinyPictures acquisition (in thousands):

	December 31, 2008	Additions	Accumulated Amortization	September 30, 2009
Purchased technology	$8,450	$128	$(3,379)	$5,199
Customer relationships	990	25	(689)	326
Licenses and other	256	-	(177)	79
Total intangible assets	$9,696	$153	$(4,245)	$5,604

Goodwill	$7,724	$544	-	$8,268

The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and TinyPictures for the three and nine months ended September 30, 2009 and 2008, giving effect to the merger as if it occurred on January 1, 2009 and 2008, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Pro forma revenue	$40,496	$35,953	$115,385	$105,740
Pro forma operating loss	(9,412)	(10,231)	(29,487)	(29,070)
Pro forma net loss	(6,703)	(3,798)	(19,857)	(13,747)

Pro forma basic and diluted net loss per share	$(0.27)	$(0.15)	$(0.78)	$(0.54)

Note 9 — Restatement

  Subsequent to the issuance of its condensed consolidated financial statements for the three and nine months ended September 30, 2008, the Company identified an error in the calculation of its stock-based compensation expense.  Since 2006, the Company has licensed software from a third-party to automate the administration of its employee equity programs and calculate its stock based compensation expense. The third-party published a technical bulletin that identified a change to its most current software version to correct computational errors in determining stock-based compensation expense. Subsequently, in 2009 the Company identified that the version of the software it used to calculate stock-based compensation contained the same error and that it had incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vest. The net effect of the error was an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Correction of the financial statement errors will result in changes to the timing of stock-based compensation expense over the vesting period of the awards during the relevant periods, but will not change the total stock-based compensation expense calculated for any grant.  As stock-based compensation is a non-cash item, there as no impact to net cash provided or used by operations for the three and nine months of September 30, 2008.

  The following is a summary of the significant effects of the restatement:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net revenues	$35,953	$-	$35,953	$105,738	$-	$105,738
Cost of net revenues (1)	18,430	21	18,451	53,739	38	53,777
Gross profit	17,523	(21)	17,502	51,999	(38)	51,961
Operating expenses (1):
Technology and development	9,645	44	9,689	28,642	154	28,796
Sales and marketing	10,087	51	10,138	26,762	174	26,936
General and administrative	6,772	129	6,901	21,946	353	22,299
Total operating expenses	26,504	224	26,728	77,350	681	78,031
Loss from operations	(8,981)	(245)	(9,226)	(25,351)	(719)	(26,070)
Interest expense	(100)	-	(100)	(185)	-	(185)
Interest and other income, net	455	-	455	2,514	-	2,514
Loss before income taxes	(8,626)	(245)	(8,871)	(23,022)	(719)	(23,741)
Benefit from income taxes	5,915	156	6,071	12,655	377	13,032
Net loss	$(2,711)	$(89)	$(2,800)	$(10,367)	$(342)	$(10,709)

Net loss per share - basic and diluted	$(0.11)	$(0.00)	$(0.11)	$(0.41)	$(0.02)	$(0.43)

Weighted-average shares outstanding - basic and diluted	25,067	-	25,067	25,020	-	25,020

(1) Stock-based compensation is allocated as follows:

Cost of net revenues	$88	$21	$109	$263	$38	$301
Technology and development	610	44	654	1,539	154	1,693
Sales and marketing	645	51	696	1,559	174	1,733
General and administrative	1,087	129	1,216	2,974	353	3,327
	$2,430	$245	$2,675	$6,335	$719	$7,054

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

Our operations and financial performance depend on general economic conditions.  The U.S. economy continues to experience, an economic downturn due to slower economic activity, concerns about inflation, decreased consumer confidence, high consumer debt levels and higher unemployment rates and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among other things, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.  As a result, given the combination of the current economic conditions, very low consumer sentiment and limited discretionary funds, the economic slowdown could exacerbate the seasonal decline in sales that we typically see in the first three quarters of the calendar year and could negatively effect sales in the fourth quarter, which has historically been the source of a substantial portion of our revenues.  Throughout this period we intend to focus on actions that are within our control and initiatives that are intended to increase revenue, earnings, free cash flow and long-term shareholder value.

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

Our personalized products and services revenues are derived from the sale of photo-based products, photo-based merchandise and ancillary products and services, and the related shipping revenues. Revenue from advertising displayed on our website and referral fees are also included in personalized products and services revenue.  We believe our products and services are differentiated from other traditional photo processors by our high quality production and numerous form factors and templates, which are key to attracting and retaining customers.  We also provide commercial print services which is a component of our net revenues.

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

Cost of Net Revenues.   Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of acquired developed technology and capitalized website development costs.  Cost of net revenues also includes certain costs associated with the closure of our Hayward manufacturing and production facility.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.  In the nine month period ending September 30, 2009, we received annual payments from two different multi-million dollar cross-licensing agreements.  We expect to recognize a final payment due under one of the agreements when it is received in the first quarter of fiscal year 2010.

Interest Expense.   Interest expense consists of interest costs recognized under our capital lease obligations as well as costs associated with our line of credit facility.

Interest and other income, net.   Interest and other income, net consists of the interest earned on our cash and investment accounts as well as gains/losses on our trading securities and the Right from UBS entitling us to sell at par value auction-rate securities purchased from UBS (approximately $48.4 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012.

Income Taxes.    Historically, we have only been subject to taxation in the United States because we only operate within the United States.

 Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K-/A for the fiscal year ended December 31, 2008.

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Net revenues	100%	100%	100%	100%
Cost of revenues	53%	51%	53%	51%

Gross profit	47%	49%	47%	49%
Operating expenses:
Technology and development	28%	27%	29%	27%
Sales and marketing	23%	28%	23%	25%
General and administrative	18%	19%	20%	21%

Loss from operations	(22)%	(25)%	(25)%	(24)%
Interest expense	0%	0%	0%	0%
Interest and other income, net	0%	0%	1%	2%

Loss before income taxes	(22)%	(25)%	(24)%	(22)%
Benefit from income taxes	6%	17%	8%	12%

Net loss	(16)%	(8)%	(16)%	(10)%

Comparison of the Three Month Period Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
		(as restated)
Net revenues	$40,495	$35,953	4,542	13%
Cost of net revenues	21,420	18,451	2,969	16%
Percentage of net revenues	53%	51%
Gross profit	19,075	17,502	1,573	9%

     Net revenues increased $4.5 million, or 13%, for the three months ended September 30, 2009, as compared to the same period in 2008. Revenue growth was attributable to an increase in personalized products and services revenues and revenue from our commercial print initiative, offset by a decrease in print revenue. Personalized products and services (“PPS”) revenues increased $5.5 million, or 28%, to $24.9 million for the three months ended September 30, 2009 as compared to the same period in 2008. The increase in PPS is primarily a result of increased sales of photo books and stationery cards.  PPS represented 61% of revenue compared to 54% in the same period in 2008.   Revenue from our commercial print initiative totaled $1.2 million, and represented 3% of our total net revenues.  Print revenue decreased $0.9 million, or 6%, to $15.6 million for the three months ended September 30, 2009, as compared to the same period in 2008. Print revenue represented 39% of revenue compared to 46% in the same period in 2008.  The decrease in overall print revenue is primarily due to a lower average sales price for 4x6 prints which is a result of our price change in September 2008 offset partially by continued stable growth in unit volumes.  In the third quarter of 2009, 4x6 print revenues represented 24% of total net revenues versus 29% in the third quarter of 2008.

Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders and average order value, as noted below:

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	982	916	65	7%
Orders	1,705	1,656	49	3%
Average order value	$23.03	$21.71	$1.32	6%

   Cost of net revenues increased $3.0 million, or 16%, for the three months ended September 30, 2009 as compared to the same period in 2008.  As a percentage of net revenues, cost of net revenues increased from 51% to 53% for the same comparable period, which decreased gross margin from 49% in the third quarter of 2008 to 47% in the third quarter of 2009.  The decrease in our gross margin percentage is primarily due to cost increases from the transition of our Hayward manufacturing facility to our new Phoenix manufacturing facility and higher equipment rental expenses compared to the same period in 2008.  However, these factors were partially offset by favorable improvements from product mix and continued savings in shipping and materials costs due to operational efficiencies and negotiated cost reductions.

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
		(as restated)
Technology and development	$11,390	$9,689	$1,701	18%
Percentage of net revenues	28%	27%
Sales and marketing	9,377	10,138	(761)	(8)%
Percentage of net revenues	23%	28%
General and administrative	7,363	6,901	462	7%
Percentage of net revenues	18%	19%

        Our technology and development expense increased $1.7 million, or 18%, for the three months ended September 30, 2009, as compared to the same period in 2008.  As a percentage of revenue, this expense increased slightly from 27% to 28% for the same comparable period. The increase in technology and development expense was primarily due to an increase of $0.7 million in third party hosting and connectivity costs compared to the same period in 2008.  Depreciation expense also increased by $0.1 million as we continued to invest in our website infrastructure hardware to support our continued revenue growth.  Personnel and related costs for employees and consultants involved with website development and website infrastructure support teams increased by $0.4 million.   For the three months ended September 30, 2009, we capitalized $1.5 million in eligible costs, which includes $0.4 million of stock based compensation, associated with software developed or obtained for internal use, compared to $1.3 million in the same period in the prior year.

   Our sales and marketing expense decreased $0.8 million, or 8%, for the three months ended September 30, 2009 as compared to the same period in 2008.  As a percentage of net revenues, sales and marketing expense for the three months ended September 30, 2009 decreased from 28% to 23% for the same comparable period.  The decrease in sales and marketing expense is primarily due to a decrease of $1.4 million in customer acquisition costs reflecting greater emphasis on promotional offers and product trials and a reduction in external marketing spend.  Overall decrease is offset by an increase of $0.3 million in personnel and related costs primarily due to a slight increase in headcount.  In addition, stock base compensation increased by $0.3 million compared to the same period in the prior year.

Our general and administrative expense increased $0.5 million, or 7%, for the three months ended September 30, 2009 as compared to the same period in 2008. As a percentage of net revenues, general and administrative expense decreased from 19% to 18% as compared to the same comparable period.  The overall fluctuation in general and administrative expense is primarily due to an increase of $0.8 million in stock based compensation offset by a continued decrease in professional services costs of $0.2 million.

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Interest expense	$(22)	$(100)	$(78)	(78)%
Interest and other income, net	74	455	(381)	(84)%

Interest expense decreased by $78,000 or 78% for the three months ended September 30, 2009, as compared to the same periods in 2008, due to the expiration of the line of credit with JP Morgan in April 2009.  We completed a replacement facility in June 29, 2009 and incurred lower origination costs resulting in a decrease in amortization expense as compared to the same period in the prior year.

Interest and other income, net decreased by $0.4 million or 84% for the three months ended September 30, 2009, as compared to the same period in 2008.  The decrease is primarily due to an overall lower yield on our investment portfolio relative to our investment balances in the comparable prior year period.  During the three months ended September 30, 2009, we recorded a $0.9 million mark-to-market gain on our auction-rate securities that have been classified as trading securities which was entirely offset by a $0.9 million loss on the UBS Right.

	Three Months Ended September 30,
	2009	2008
	(in thousands)
		(as restated)
Income tax benefit	$2,657	$6,071
Effective tax rate	30%	68%

The benefit for income taxes was $2.7 million for the three months ended September 30, 2009, compared to the benefit of $6.0 million for the same period in 2008. The decrease in our effective tax rate was primarily the result of the inclusion of federal research and development credits in the three months ended September 30, 2009, compared to same period in the prior year.   The Federal Research and Development credit was extended retroactively to January 1, 2008 and prospectively to December 31, 2009 as a result of the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 which was signed into law on October 3, 2008.

As of September 30, 2009, we had approximately $12.1 million of federal and $31 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2021 and 2014 for federal and state tax purposes, respectively.

	Three Months Ended September 30,
	2009	2008	% Change
	(in thousands)
		(as restated)
Loss before income taxes	$(9,003)	$(8,871)	1%
Net loss	(6,346)	(2,800)	127%

   Net loss increased by $3.5 million, or 127% for the three months ended September 30, 2009 as compared to the same period in 2008.

Comparison of the Nine Month Period Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
		(as restated)
Net revenues	$115,365	$105,738	$9,627	9%
Cost of net revenues	61,161	53,777	7,384	14%
Percentage of net revenues	53%	51%
Gross profit	54,204	51,961	2,243	4%

Net revenues increased $9.6 million, or 9% for the nine months ended September 30, 2009 as compared to the same period in 2008. Revenue growth was attributable to the increase in personalized products and services revenues and revenues from our commercial print initiative, offset by a decrease in print revenue. PPS increased $13.6 million, or 24%, to $71.1 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase in PPS is primarily a result of increased sales of photo books, stationery cards and calendars.  PPS made up 62% of net revenues for the nine months ended September 30, 2009, up from 54% for the same period in 2008.   Revenue from our commercial print initiative totaled $2.6 million, and represented 2% of our total net revenues.  Print revenue decreased $4.0 million, or 8%, to $44.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  The decrease in overall print revenue is primarily due to a lower average sales price for 4x6 prints which is a result of our price change in September 2008.  The decrease in overall print revenue is also attributable to decreased sales volume of photo card and large format print sizes.

   Cost of net revenues increased $7.4 million, or 14%, for the nine months ended September 30, 2009 as compared to the same period in 2008.  As a percentage of net revenues, cost of net revenues increased from 51% to 53% for the same comparable period, which decreased gross margin from 49% to 47% for the nine months ended September 30, 2008 and 2009, respectively.  The decrease in our gross margin percentage is primarily due to the cost increases from the closure and transition of our Hayward manufacturing facility to our new Phoenix manufacturing facility, an increase in manufacturing headcount, and higher equipment rental expenses compared to the same period in 2008.  However, these factors were partially offset by favorable improvements from product mix and continued savings in shipping and materials costs due to operational efficiencies and negotiated cost reductions.

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
		(as restated)
Technology and development	$33,347	$28,796	$4,551	16%
Percentage of net revenues	29%	27%
Sales and marketing	26,075	26,936	(861)	(3)%
Percentage of net revenues	23%	25%
General and administrative	22,642	22,299	343	2%
Percentage of net revenues	20%	21%

Our technology and development expense increased $4.6 million, or 16%, for the nine months ended September 30, 2009 as compared to the same period in 2008.  As a percentage of revenue, technology and development expense for the nine months ended September 30, 2009 increased from 27% to 29% for the same comparable period. The increase in technology and development expense was primarily due to an increase of $2.2 million in third party hosting and connectivity costs and an increase in depreciation expense of $0.7 million compared to the same period in 2008.  Personnel and related costs for employees and consultants involved with website development and website infrastructure support teams increased by $1.6 million. For the nine months ended September 30, 2009, we capitalized $4.2 million in eligible costs, which includes $1.2 million of stock based compensation, associated with software developed or obtained for internal use, compared to $3.6 million in the same period in the prior year.

Our sales and marketing expense decreased $0.9, or 3%, for the nine months ended September 30, 2009 as compared to the same period in 2008.  This expense decreased as a percentage of net revenues from 25% to 23% for the same comparable period.  The decrease in sales and marketing expense is primarily due to a decrease of $2.5 million in customer acquisition costs reflecting greater emphasis on promotional offers and product trials and a reduction in external marketing spend.  Overall decrease is offset by an increase in personnel and related costs for employees and consultants of $0.9 million and an increase in stock based compensation of $0.7 million compared to the same period in the prior year.

Our general and administrative expense increased $0.3 million, or 2%, for the nine months ended September 30, 2009 as compared to the same period in 2008. This expense decreased as a percentage of net revenues from 21% to 20%.  The increase in general and administrative expense is primarily due to increases in facility costs of $0.7 million, depreciation of $0.3 million, and stock-based compensation of $1.5 million.  These increases were offset by a $1.7 million decrease in consulting and other professional service costs as a result of a decrease in contractor headcount, as well as decreases in Sarbanes-Oxley related audit expenditures, and ERP costs in the prior year period that did not recur in the current period.

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Interest expense	$(136)	$(185)	$49	(26)%
Interest and other income, net	681	2,514	(1,833)	(73)%

Interest expense decreased by $49,000 or 26% for the nine months ended September 30, 2009, as compared to the same periods in 2008, due to the expiration of the line of credit with JP Morgan in April 2009.  We completed a replacement facility in June 29, 2009 and incurred lower origination costs resulting in a decrease in amortization expense as compared to the same period in the prior year.

Interest and other income, net decreased by $1.8 million or 73% for the nine months ended September 30, 2009, as compared to the same period in 2008.  This decrease is primarily due to an overall lower yield on our investment portfolio relative to our investment balances in the comparable prior year periods.  During the nine months ended September 30, 2009, we recorded a $2.7 million mark-to-market gain on auction-rate securities that have been classified as trading securities which was entirely offset by a $2.7 million loss on the UBS Right.

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
		(as restated)
Income tax benefit	$9,083	$13,032
Effective tax rate	33%	55%

The benefit for income taxes was $9.1 million for the nine months ended September 30, 2009, compared to benefit of $13.0 million for the same period in 2008. The decrease in our effective tax rate was primarily the result of the inclusion of federal research and development credits in the nine months ended September 30, 2009, compared to same period in the prior year.   The Federal Research and Development credit was extended retroactively to January 1, 2008 and prospectively to December 31, 2009 as a result of the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 which was signed into law on October 3, 2008.

	Nine Months Ended September 30,
	2009	2008	% Change
	(in thousands)
		(as restated)
Loss before income taxes	$(27,315)	$(23,741)	15%
Net loss	(18,232)	(10,709)	70%

Net loss increased by $7.5 million, or 70%, for the nine months ended September 30, 2009 as compared to the same period in 2008.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$8,272	$16,760
Capitalization of software and website development costs	3,032	3,239
Depreciation and amortization	20,335	18,833
Net cash flows used in by operating activities	(18,124)	(3,360)
Net cash flows used in investing activities	(8,225)	(79,339)
Net cash flows provided by financing activities	1,435	752

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

     At September 30, 2009, we held approximately $48.4 million par value of variable rate bond investments with a fair value of approximately $42.0 million, classified as short-term investments, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore the ARS continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

During the nine months ended September 30, 2009 the Company liquidated $3.9 million (at par value) ARS investments that were called by the state issuers.

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

 As of September 30, 2009, we had access to cash and cash equivalents and other liquid investments, totaling $111.6 million.  In addition, to supplement our overall liquidity position, we have a 364-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources that expires in June 2010.  As of September 30, 2009, no amounts have been drawn against this facility.

We anticipate that total 2009 capital expenditures will range between $19 million to $21 million.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. Our expenditures also include costs associated with capitalized software and website development.  This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities. For the nine months ended September 30, 2009, net cash used in operating activities was $18.1 million, primarily due to our net loss of $18.2 million and the net change in operating assets and liabilities of $30.8 million, adjusted for non-cash items including $20.3 million of depreciation and amortization expense, $0.7 million of deferred income taxes and $9.8 million of stock-based compensation.

For the nine months ended September 30, 2008, net cash used in operating activities was $3.4 million, primarily due to our net loss of $10.7 million and the net change in operating assets and liabilities of $8.7 million, adjusted for non-cash items including $18.8 million of depreciation and amortization expense, $10.1 million of benefit from income taxes and $7.1 million of stock-based compensation.

Investing Activities. For the nine months ended September 30, 2009, net cash used in investing activities was $8.3 million.  We used $8.3 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $3.0 million of capitalized software and website development.  We also paid $0.8 million in cash to acquire TinyPictures, Inc. which was based on the adjusted purchase price. The use of cash was offset by cash provided from the liquidation of $3.9 million (at par value) of our ARS investments that were called by the state issuers during the nine months ended September 30, 2009.

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

Financing Activities. Our financing activities for the nine months ended September 30, 2009 provided cash of $1.4 million, primarily from $2.1 million in proceeds from issuance of common stock and $0.4 from tax benefit of stock options offset by $1.0 million in cash used to pay employee withholding tax liabilities for restricted shares vested during the period.

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

Recent Accounting Pronouncements

  In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), did not have any impact on our condensed consolidated financial statements.

  Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC 805 (formerly SFAS No. 141 revised 2007, “Business Combinations”), this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates did not have any impact on our condensed consolidated financial statements.

  Effective January 1, 2009, we adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC 810-10 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of these accounting updates did not have any impact on our condensed consolidated financial statements.

  Effective January 1, 2009, we adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35 (formerly FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of these accounting updates did not have any impact on our condensed consolidated financial statements.

  Effective January 1, 2009, we adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC 350-30 (formerly EITF No. 08-7, “Accounting for Defensive Intangible Assets”), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of these accounting updates did not have any impact on our condensed consolidated financial statements.

  Effective April 1, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.

  Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65 (formerly FASB Staff Positions (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our condensed consolidated financial statements.

  Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our condensed consolidated financial statements.

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

At September 30, 2009, we held approximately $48.4 million par value of variable rate bond investments with a fair value of approximately $42.0 million, classified as short-term investments, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore our auction rate securities continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

  Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance due to the material weakness described under Management's Report on Internal Control over Financial Reporting (As Restated) in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2008, which the Company is still in the process of remediating. This material weakness is also described below.

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

  This material weakness resulted in the restatement of the Company's consolidated financial statements as discussed in Note 12 to the consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2008. Additionally this material weakness could result in a material misstatement to the Company's consolidated financial statements that would not be prevented or detected on a timely basis.

  In light of the material weakness referred to above, management performed additional analyses and procedures in order to conclude that the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Changes in Internal Control Over Financial Reporting

  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On or about June 18, 2007, Fotomedia Technologies, LLC (“Fotomedia”) filed suit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging infringement of U.S. Patent Nos. 6,018,774; 6,542,936 B1; and 6,871,231 B2.  Fotomedia sought unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.   The court issued a claim construction order on July 21, 2009.  Fotomedia and the Company subsequently entered into a settlement agreement and the claims between the parties were dismissed with prejudice on August 20, 2009.

   On June 25, 2009, Soverain Software LLC filed a complaint for alleged patent infringement against us and seventeen other defendants in Soverain Software LLC. v J.C.Penny Corp. et.al., Civ. No. 6:09-CV-274, in the Eastern District of Texas, Tyler Division.  The Complaint asserts infringement of U.S. Patent nos. 5,715,314 and 5,909,492, which claim network sales systems including, among other things, a buyer computer and a shopping cart computer, and U.S. Patent no. 7,272,639, which claims, among other things, a method of processing service requests from a client to a server system through a network using session identifiers.  The Complaint asserts that we directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  The plaintiff has indicated that it is prepared to offer a license to the patents but the terms of any such license have not been disclosed.  We have answered the Complaint and asserted affirmative defenses and counterclaims for a declaration of non-infringement, invalidity and unenforceability.  The initial Scheduling Conference is set for November 2, 2009.

  In addition to the above cases, from time to time, we may be involved in various legal proceedings arising in the ordinary course of business.  In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.  In such cases, we accrue for the amount, or if a range, we accrue the low end of the range as a component of legal expense.

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

In addition, our operations and financial performance depend on general economic conditions.  The U.S. economy continues to experience an economic downturn, slower economic activity, concerns about inflation, decreased consumer confidence, higher unemployment rates and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among others, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.  As a result, given the combination of the current economic conditions, very low consumer sentiment and limited discretionary funds, the economic slowdown could exacerbate the seasonal decline in sales that we typically see in the first three quarters of the calendar year as compared to the fourth quarter and could negatively effect sales in the fourth quarter, which has historically been the source of a substantial portion of our revenues.

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

         Weak economic conditions and declines in consumer spending and consumption have harmed and may further harm our operating results.  Purchases of our products are often discretionary. If the economic climate does not improve or continues to deteriorate, customers or potential customers could further delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.  In addition, the current economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, others, higher costs of labor, energy, equipment and facilities.  A continued economic downturn may also lead to additional restructuring actions and associated expenses.  For example, during the first quarter of 2009, we reduced our headcount by 5%.  Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs to our customers.  The resulting increased expenses and/or reduced income would negatively impact our operating results.

       If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be further harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total 2009 capital expenditures will be between $19 million and $21 million.  During 2007, we opened a new manufacturing and production plant in Charlotte, North Carolina.   In January 2009 we closed our Hayward, California production facility.  In April 2009, we opened a new manufacturing and production facility in Phoenix, Arizona.  Operational difficulties, such as a significant interruption in the operation of any of our plants could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage to our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

●	demand for our products and services, including seasonal demand;

●	our pricing and marketing strategies and those of our competitors;

●	our ability to attract visitors to our website and convert those visitors into customers;

●	our ability to retain customers and encourage repeat purchases;

●	our ability to sustain our profit margins, and our ability to diversify our product offerings and sell to consumers photo-based products such as photo books, calendars and cards;

●	the costs of customer acquisition;

●	our ability to manage our production and fulfillment operations;

●	the costs to produce our prints and photo-based products and merchandise and to provide our services;

●	the costs of expanding or enhancing our technology or website;

●	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

●	declines or disruptions to the travel industry;

●	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

●	the timing of holidays;

●	volatility in our stock price, which may lead to higher stock-based compensation expense;

●	consumer preferences for digital photography services;

●	improvements to the quality, cost and convenience of desktop printing of digital pictures and products; and

●	Global and geopolitical events with indirect economic effects such as pandemic disease, war, threat of war or terrorist actions.

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

As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds our expectations, our results of operations would be harmed.

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

We invest in securities that are subject to market risk and the fluctuations in the financial markets could adversely affect the value of our assets.

At September 30, 2009, we held approximately $48.4 million par value of variable rate bond investments with a fair value of approximately $42.0 million, classified as short-term investments, with an auction reset feature (“Auction Rate Securities”) whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore our Auction Rate Securities continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  During the nine months ended September 30, 2009 the Company liquidated $3.9 million (at par value) auction-rate securities ("ARS") investments that were called by the state issuers.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value ARS investments purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

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

In 2006, the Board authorized three automatic annual increases to our stock option pool.  Each annual increase is limited to a) 4.62% of common stock issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.   After the last annual increase in January 2010, the provision will expire.  In order to attract key personnel, the Board authorized 380,000, 135,100 and 200,000 additional inducement stock option grants and restricted stock awards to supplement our option pool which were granted in 2007, 2008 and 2009, respectively.  Inducement stock options and awards are granted to certain employees upon hire, which do not require shareholder approval.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our option pool.  Accordingly, the Board may authorize additional inducement grants which could further dilute existing shareholders.

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

        In addition, various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or “spam.”  Some of these entities maintain blacklists of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. From time to time we are blacklisted, sometimes without our knowledge, which could impair our ability to market our products and services, communicate with our customers and otherwise operate our business.  In addition, we have noted that unauthorized “spammers” utilize our domain name to solicit spam, which increases the frequency and likelihood that we may be blacklisted.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, such as our January 2008 acquisition of Nexo and our September 2009 acquisition of TinyPictures. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.  If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

Our net revenues and results of operations are affected by the level of vacation and other travel by our customers, and any declines or disruptions in the travel industry could harm our business.

Because vacation and other travel is one of the primary occasions in which our customers utilize their digital cameras, our net revenues and results of operations are affected by the level of vacation and other travel by our customers. Accordingly, downturns or weaknesses in the travel industry could harm our business.  Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns such as those currently being experienced in the U.S. and worldwide.  Events or weakness in the travel industry that could negatively affect the travel industry include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, safety concerns, including terrorist activities, pandemic disease  (including the influenza virus), inclement weather and airline bankruptcies or liquidations. In addition, high gasoline prices may lead to reduced travel in the United States. Any decrease in vacation or travel could harm our net revenues and results of operations.

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

As of September 30, 2009, we had 33 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties may sue us for infringing their intellectual property rights. In June 2007, we were sued by FotoMedia Technologies, LLC alleging patent infringement which was settled in August 2009.  In May 2009, we settled a patent infringement suit with Parallel Networks.  In June 2009, we were sued by Soverain Software LLC alleging patent infringement.  Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.

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

 The third party software systems that we utilize to assist us in the calculation and reporting of financial data may contain errors that we may not identify in a timely manner.

  We use numerous third party licensed software packages, most notably our equity software and our enterprise resource planning (“ERP”) software, which are complex and fully integrated into our financial reporting.  Such third party software may contain errors that we may not identify in a timely manner.  If those errors are not identified and addressed timely, our financial reporting may not be in compliance with generally accepted accounting principles.

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