Form 10-K
period 2009-12-31
SHUTTERFLY INC
filed 2010-02-09
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33031

SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Bridge Parkway	94065
Redwood City, California (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code
(650) 610-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐       No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐       No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑       No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  o       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated Filer  ☐                                                                      Accelerated Filer  ☑
Non-accelerated Filer  ☐                                                                        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No  ☑

As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price or our Common Stock on June 30, 2009 as reported on the NASDAQ Global Market was $354,553,265.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2010
Common stock, $0.0001 par value per share	25,909,738 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Proxy Statement relating to the 2010 Annual Meeting of the Stockholders to be held on May 20, 2010 (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

ITEM 1.   BUSINESS.

Overview

Shutterfly, Inc. was incorporated in Delaware in 1999.   In September 2006, we completed our initial public offering and our common stock is listed on the Nasdaq Global Market under the symbol “SFLY.”  Our principal corporate offices are located in Redwood City, California.

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

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting cards and stationery, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We currently manufacture these items in our Charlotte, North Carolina and Phoenix, Arizona manufacturing facilities.  Our new manufacturing and production facility in Phoenix, Arizona began operations in April 2009, and replaced our Hayward, California facility, which ceased operations in January 2009.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of print and photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our revenue during our fiscal fourth quarter. During fiscal year 2009, we fulfilled 7.9 million orders, to 3.3 million customers, at an average order value of $30.74 per order.

Our high-quality products and services and the compelling online experience we create for our customers, combined with our focus on continuous innovation, have allowed us to establish a premium brand. We realize the benefits of a premium brand through high customer loyalty, low customer acquisition costs and premium pricing.

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

Business and Marketing Strategy

We drive business and marketing strategies within three key categories:  Personalized Products and Services (“PPS”), Prints, and Commercial Print.  To support our business strategies within these categories, we use a variety of integrated marketing programs, including advertising, direct marketing technologies and strategic alliances.  These methods include direct marketing over the Internet, e-mail marketing to prospects and existing customers, search engine marketing, and traditional direct marketing mailings such as postcards and seasonal catalogs. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brand on the products and packaging provides ongoing viral advertising.

We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines. We also maintain an affiliate program under which we pay program participants for referral sales generated from hyperlinks to our website from the affiliate’s website and in promotional materials.

In addition, to support our commercial print initiative, we have hired a small sales force to engage with marketing fulfillment organizations and advertisers for commercial print services.

The following paragraphs summarize our business strategies within these three categories:

Personalized Products and Services

Personalized products and services ("PPS") are comprised of our photo book products, greeting cards and stationery, and other photo-based merchandise.  In addition, PPS also includes revenues from advertising and sponsorship activities.  We also provide website services which include our share platform called Share Sites, developed from our 2008 acquisition of Nexo Systems, Inc.  Personalized products and services as a percentage of total net revenue was 56% in 2007, 61% in 2008 and 66% in 2009.  Within this category, we seek to drive the following strategies:

•	Enhance product and services offerings.

We have focused substantive efforts in enhancing the products and services we offer in our PPS category.  Specifically, we have introduced a wide range of premium designer greeting cards and stationery for many occasions, including holidays, baby announcements, birthdays, and weddings.  During 2009, we launched the Simple Path feature which instantly creates photo books in all sizes and formats, making it easier and faster for customers to create their photo books.  We also have a Storyboard feature that helps customers organize their pictures and create custom photo books.  We continue to expand and develop our sharing platform called Share Sites that enables customers to create personalized, secure websites for school activities, clubs and other tight-knit social groups.  During 2009, we launched new templates and functionality for our Share Sites designed to support parents and coaches who manage team sports like soccer.   We also offer the ability to upload, store, and share a limited number of video clips for free and a video subscription service that provides unlimited video storage, larger file sizes, and HD-quality video playback.

•	Expand our customer base.

We intend to leverage our PPS offerings, and to promote the Shutterfly brand through word-of-mouth referrals from existing customers, print advertising, catalogs, online advertising, search engine marketing and complementary alliances with other companies.   We also leverage our Share Sites platform to drive increased awareness of our brand and our product offerings, as well as increase the engagement of existing customers.  In addition, we have expanded our presence across social networks by enabling customers to post their photo books onto a variety of social networking and blogging websites such as Facebook, MySpace, Twitter, and Blogger.

•	Increase sales to existing customers.

We intend to increase both average order value and repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different holidays and life events and increasing our cross-selling and up-selling activities. We have specifically focused on features that make it easier for customers to personalize products, such as the launch of Simple Path, and offerings that provide new and different occasions to engage with Shutterfly, such as our expanded set of cards and stationery designs.

•	Develop new lines of business and strategic relationships with complementary business.

We continue to focus our efforts to expand our advertising and sponsorship line of business within the PPS category.  Our loyal customer base has depth in many key demographics, and we seek to continue to monetize that base in a way that is consistent with our premium brand.  In addition, we develop strategic relationships with complementary businesses, such as our relationship with Target, Inc, which provides an alternate sales channel for our products.  This and other strategic relationships also drive direct customer trial and acquisition, co-marketing opportunities, and opportunities to display the Shutterfly brand to new audiences.

Prints

Our Prints offerings include 4x6 prints, as well as other print sizes ranging from wallet sized to jumbo-sized 20x30 enlargements, and photocards.  During the last three years, our Prints revenues as a percentage of total revenues have declined from 44% in 2007, to 39% in 2008, and to 33% in 2009.   Despite these decreases, we continue to utilize our Prints category to drive new and continued engagement with the Shutterfly Brand, and we continue to innovate in this category.  In September 2009, we completed our acquisition of TinyPictures and in December 2009, we launched Wink, a new mobile service which enables customers to create, order, and mail customized photo strips using photos from their iPhone, Facebook, and Flickr accounts.

Commercial Print Services

In 2008, we launched our Commercial Printing business initiative.  The primary objective of this initiative was to leverage our large installed base of existing variable digital presses to provide commercial printing services  primarily to the direct marketing industry, and utilize idle print capacity during low volume periods.  In 2008, we generated $0.4 million in revenue.  In 2009, we expanded this initiative and generated approximately $3.8 million in revenue from customers such as Group O, a leading provider of marketing services, as well as many other advertisers and marketers.  Commercial print contributed approximately 2% of our net revenues in 2009.  We intend to continue to develop and grow this initiative during 2010.

Technology and Production Systems

We use a combination of proprietary and third-party technology, including the following:

Customer relationship management, or CRM, system.   Our integrated CRM system is composed of various tools designed to convert first-time customers into repeat buyers. We seek to increase average order sizes by expanding customer awareness, providing targeted, segmented offers to customers and encouraging cross- and up-selling. The system uses a variety of data, including website usage patterns, order size, order frequency, products purchased, seasonality factors, image upload and share usage, as well as customer satisfaction information. This data is continually updated and refreshed in a data warehouse, from which different customer segments are identified and monitored on a continuing basis for targeted marketing communications.

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

Production system.   We operate our own production facilities in Charlotte, North Carolina and Phoenix, Arizona.  Our new manufacturing and production facility in Phoenix, Arizona began operations in April 2009, and replaced our Hayward, California facility, which ceased operations in January 2009.  Our automated production system controls our production processes, including order management and pick, pack and ship operations. Using proprietary algorithms, the production system analyzes tens of thousands of orders daily and automates the workflow into our high-volume silver halide photofinishing machines and our state-of-the-art digital presses.

Competition

The market for digital photography products and services is large, evolving and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

●
online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, American Greetings’ Photoworks and Webshots brands, Vista Print, and others;

●
“Big Box” retailers such as Wal-Mart, Costco and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

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

●
home printing service providers such as Hewlett-Packard, Epson, Canon, Kodak and Fuji that are seeking to expand their printer and ink businesses by gaining market share in the emerging digital photography marketplace;

●	photo-related software companies such as Apple, Microsoft and Corel;

●	social media companies that host images such as MySpace, Facebook and Hi5; and

●	specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Minted, Picaboo and Blurb.

We believe the primary competitive factors in attracting and retaining customers are:

●	brand recognition and trust;

●	quality of products and services;

●	breadth of products and services;

●	user affinity and loyalty;

●	customer service;

●	ease of use;

●	convenience; and

●	price.

We believe that we compete favorably with respect to many of these factors, particularly customer trust and loyalty, quality and breadth of products and services, and customer service.  Many of our competitors promote their products on the basis of low prices or the convenience of same-day availability for digital photos printed in drugstores or other retail outlets. Generally, we distinguish ourselves from such competitors principally on the basis of product quality and innovation, rather than price or same-day delivery.

Intellectual Property

Protecting our intellectual property rights is part of our strategy for continued growth and competitive differentiation. We seek to protect our proprietary rights through a combination of patent, copyright, trade secret and trademark law. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information.  We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights to third parties.

As of December 31, 2009, we had 35 issued patents, which expire at various dates between 2019 and 2028, and more than 20 patent applications pending in the United States. Our issued patents and patent applications relate generally to the user interface for our website, our computer network infrastructure and software, personalized photo-related products and automated workflow and digital printing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brand is “Shutterfly.” We hold registrations for the Shutterfly service mark in our major markets of the United States and Canada, as well as in the European Community, Mexico, Japan, Australia and New Zealand. We also hold “Shutterfly.com” Internet domain registrations in the United States, Mexico, Australia and New Zealand, and a “Shutterfly and Design” trademark, “Shutterfly Express”, “Shutterfly Collections” “Postcards by Shutterfly”, “Shutterfly Studio”, a “Shutterfly Studio and Design”, “Where your pictures live”, “Your pictures and more”, “NEXO”, and “Make one like this” service mark registrations in the United States. An additional application for the Shutterfly mark is pending in Brazil. We also hold a registration for the “VividPics” service mark in the United States and Brazil, and have pending applications for additional marks, including “Wink”, “Photostrips”, and “Picture More” in the United States.  We also own the trademark to our tagline, “Tell Your Story” in the United States.

Government Regulation

The legal environment of the Internet is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, is unclear in many cases. Accordingly, we often cannot be certain how existing laws will apply in the online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, net neutrality, quality of products and services and intellectual property ownership and infringement. In particular, legal issues relating to the liability of providers of online services for activities of their users are currently unsettled both within the United States and abroad.

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

To resolve some of the remaining legal uncertainty, we expect new U.S. and foreign laws and regulations to be adopted over time that will be directly or indirectly applicable to the Internet and to our activities. In addition, government agencies may begin regulating previously unregulated Internet activities or applying existing laws in new ways to providers of online services.  Moreover, the law relating to the liability of providers of online services for activities of their users and business partners is currently unsettled both within the United States and abroad. Any existing or new legislation applicable to us could expose us to government investigations or audits, prosecution for violations of applicable laws and/or substantial liability, including penalties, damages, significant attorneys’ fees, expenses necessary to comply with such laws and regulations or the need to modify our business practices.  For example, in April 2009 we and 21 other e-commerce companies were subpoenaed to provide information related to discount programs offered by three membership program companies, including Webloyalty Inc., one of our business partners. In addition, from time to time claims may be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that we or others post online.  On a more general level, government regulation of the Internet could dampen the growth in the use of the Internet, have the effect of discouraging innovation and investment in Internet-based enterprises or lead to unpredictable litigation.

We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of federal and state legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, such as required use of disclaimers, if adopted, could harm our business through a decrease in user registrations and revenues.

Employees

As of December 31, 2009, we had 519 full time employees.  Below is a summary of employees by function:

	2009	2008	2007

Cost of revenue	243	262	204
Technology and development	148	127	115
Sales and marketing	73	70	57
General and administrative	55	55	55
Total	519	514	431

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2009, we used approximately 850 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our net revenues for 2009 in the fourth quarter of 2009, and the net income that we generated during the fourth quarter of 2009 was necessary for us to achieve profitability on an annual basis. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brand will suffer and the market price of our common stock would likely decline.

We also base our operating expense budgets on expected net revenue trends. A portion of our expenses, such as office, production facility, and various equipment leases and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter.

In addition, our operations and financial performance depend on general economic conditions.  The U.S. economy continues to experience slow economic activity, concerns about inflation, decreased consumer confidence, higher unemployment rates and other adverse business conditions.  Such fluctuations in the U.S. economy could cause, among others, prolonged decline in consumer spending and increase in the cost of labor and materials.  These conditions could exacerbate variability in our forecasting and could negatively affect our results of operations.

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

         Weak economic conditions and declines in consumer spending and consumption may harm our operating results.  Purchases of our products are often discretionary. If the economic climate does not improve, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.  In addition, the current economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities.  A prolonged economic downturn or slow economic recovery may also lead to additional restructuring actions and associated expenses.  For example, during the first quarter of 2009, we reduced our headcount by 5%.  Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs on to our customers.  The resulting increased expenses and/or reduced income would negatively impact our operating results.

       If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be further harmed.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total 2010 capital expenditures will range between 7% to 9% of 2010 net revenues.  During 2007, we opened a new manufacturing and production facility in Charlotte, North Carolina.   In January 2009 we closed our Hayward, California production facility.  In April 2009, we opened a new manufacturing and production facility in Phoenix, Arizona.  Operational difficulties, such as a significant interruption in the operation of any of our plants could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, we face significant production risks at peak holiday seasons, including the risks of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2009 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production facilities could harm our operations.

Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

●
general economic conditions, including recession and slow economic growth in the U.S. and worldwide and higher inflation, as well as those economic conditions specific to the Internet and e-commerce industries;

●	demand for our products and services, including seasonal demand;

●	our pricing and marketing strategies and those of our competitors;

●	our ability to attract visitors to our website and convert those visitors into customers;

●	our ability to retain customers and encourage repeat purchases;

●
our ability to sustain our profit margins, and our ability to diversify our product offerings, promote our new products and services and sell to consumers photo-based products such as photo books, calendars and cards;

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

Competitive pricing pressures, particularly with respect to pricing and shipping, may harm our business and results of operations.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure, specifically for 4x6 prints, in order to remain competitive.  Like 4x6 prints, many of our other products are also offered by our competitors.  If in the future, due to competitor activities or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 14%, 17% and 19% of our net revenues in 2009, 2008 and 2007 respectively.   We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

●
Online digital photography services companies such as Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, American Greetings’ Photoworks and Webshots brands, Vista Print, and others;

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

●	Photo-related software companies such as Apple, Microsoft and Corel;

●	Social media companies that host images such as MySpace, Facebook and Hi5; and

●	Specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Minted, Picaboo and Blurb.

Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and associated periods of reduced customer spending and increased pricing pressures.  The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

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

At December 31, 2009, we held approximately $47.9 million par value of variable rate debt obligations with a fair value of approximately $41.7 million, classified as short-term investments, with an auction reset feature (“Auction Rate Securities”) whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore our Auction Rate Securities continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value Auction Rate Securities purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  We intend to exersise the UBS Rights on June 30, 2010.  If UBS has insufficient funding to buy back those Auction Rate Securities and the auction process continues to fail, then we may incur further losses on the securities’ carrying value.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

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

In order to attract and retain key personnel, we plan to increase our equity pool and may need to grant inducement equity awards outside of our equity pool, which would dilute the ownership of our existing stockholders.

In 2006, the Board authorized three automatic annual increases to our equity pool.  Each annual increase is limited to a) 4.62% of common stock issued and outstanding on the December 31 immediately prior to the date of increase or b) a lesser number as determined by the Board.  This provision expired after the last annual increase in January 2010, and we intend to propose to our stockholders at the 2010 annual meeting to approve an increase in the number of shares in our equity pool.  In addition, in order to attract key personnel, the Board authorized 380,000, 135,100 and 200,000 additional inducement stock option grants and restricted stock awards to supplement our equity pool, which were granted in 2007, 2008 and 2009, respectively.  Inducement stock options and awards are granted to certain employees upon hire and do not require shareholder approval.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our equity pool.  Moreover, if our stockholders reject an increase to our equity pool, we may need to make more inducement equity grants outside of our equity pool.  An increase in our equity pool and grants of awards from it as well as further inducement equity awards outside of our equity pool will cause dilution to our stockholders.

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

We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4x6 prints. We have an agreement with Fuji that expires in April 2010.  If that agreement is not renewed before it expires, or if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent a majority of the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

We currently outsource some of our customer service activities and our production of photo-based products to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

  We currently outsource some of our customer service activities and the production of some of our print and photo-based products to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations.

If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer.  In addition, we may need to expand beyond our current customer demographic to grow our business.

Although historically we have focused our business on consumer markets for silver halide prints, such as 4x6 prints, and photo-based products, such as photo books, stationery cards and calendars, we continually evaluate the demand for new products and services and the need to address these trends. In addition, we believe we may need to address additional markets and expand our customer demographic in order to further grow our business. We may not successfully expand our existing services or create new products and services, address new market segments or develop a significantly broader customer base. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, such as our 2008 acquisition of Nexo and our September 2009 acquisition of TinyPictures. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.  If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

Our net revenues and results of operations are affected by the level of vacation and other travel by our customers, and any declines or disruptions in the travel industry could harm our business.

Because vacation and other travel is one of the primary occasions in which our customers utilize their digital cameras, our net revenues and results of operations are affected by the level of vacation and other travel by our customers. Accordingly, downturns or weaknesses in the travel industry could harm our business.  Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic slowdowns such as those currently being experienced in the U.S. and worldwide.  Events or weakness that could negatively affect the travel industry include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, safety concerns, including terrorist activities, pandemic disease  (including the influenza virus), inclement weather and airline bankruptcies or liquidations. In addition, high gasoline prices may lead to reduced travel in the United States. Any decrease in vacation or travel could harm our net revenues and results of operations.

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

As of December 31, 2009, we had 35 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties may sue us for infringing their intellectual property rights.  In May 2009, we settled a patent infringement suit with Parallel Networks.  In August 2009, we settled a patent infringement suit with FotoMedia Technologies, LLC.  In December 2009, we settled a patent infringement case with Soverain Software LLC.  Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.

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

Various governmental legal proceedings, investigations or audits may adversely affect our business and financial performance.

       We may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. For example, in April 2009 we and 21 other e-commerce companies were subpoenaed to provide information related to discount programs offered by three membership program companies, including Webloyalty Inc., one of our business partners.  The resolution of such legal proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the visibility of our brand we may regularly be involved in legal proceedings, investigations or audits that could adversely affect our business and financial performance.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

In addition, contractors that we hire as well as other employees have access to confidential information, including credit card data.  Although we take steps to limit this access, this data could be compromised by these contractors or other employee personnel.  Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to adequately control fraudulent credit card transactions and use of confidential information could damage our reputation and brand and substantially harm our business and results of operations.

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

     For example, since 2006 we have licensed software from a third-party to automate the administration of our employee equity programs and calculate our stock-based compensation expense.  The third-party published a technical bulletin that identified a change to its most current software version to correct computational errors in determining stock-based compensation expense.  In October 2009, we identified that the version of the software we used to calculate stock-based compensation contained the same error and that we had incorrectly calculated stock-based compensation expense. We concluded that it was necessary to restate certain previously issued financial statements for errors in the amount of stock-based compensation recorded.  As a result of identifying the error, we restated our financial statements for the years ended December 31, 2007 and 2008, to record additional stock-based compensation expense of approximately $0.7 million in 2007 and $1.1 million in 2008.

 If our internal controls are not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings, and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

In October 2009, in connection with the restatement of our financial statements related to our accounting for stock-based compensation expense, we determined that we had a material weakness in our internal controls, which pertained to controls to ensure the completeness and accuracy of stock-based compensation expense.  This weakness resulted in the restatement of our consolidated balance sheets at December 31, 2008 and December 31, 2007, and our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2008 and December 31, 2007, and the related notes thereto to correct an error in our stock-based compensation expense.

It is possible that we may discover other significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

We maintain our corporate headquarters in Redwood City, California in two leased facilities totaling approximately 98,000 square feet. The two buildings are under separate leases that both expire in 2010.  In December 2009, we signed a non-binding letter of intent to renew our lease for the two buildings.

We maintain our east-coast production and fulfillment operations in Charlotte, North Carolina in leased facilities totaling approximately 102,400 square feet. The lease for this facility commenced on May 31, 2007, and continues through 2014. We have an option to extend the lease for three additional periods of either three or five years in length, and first rights of refusal to lease space in certain adjacent buildings.

In April 2009, we began operations in a new manufacturing and production facility in Phoenix, Arizona, totaling approximately 101,200 square feet.  The lease for this facility commenced in March 2009, and will continue through 2016.  We have an option to extend the lease for three additional periods of five years each, and a right of first offer to lease space in adjacent buildings.

We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.   LEGAL PROCEEDINGS.

On June 25, 2009, Soverain Software LLC filed a complaint for alleged patent infringement against us and seventeen other defendants in Soverain Software LLC. v J.C.Penny Corp. et.al., Civ. No. 6:09-CV-274, in the Eastern District of Texas, Tyler Division.  The Complaint asserts infringement of U.S. Patent nos. 5,715,314 and 5,909,492, which claim network sales systems including, among other things, a buyer computer and a shopping cart computer, and U.S. Patent no. 7,272,639, which claims, among other things, a method of processing service requests from a client to a server system through a network using session identifiers.  The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On December 30, 2009, pursuant to a patent license agreement between the parties dated December 21, 2009, and a Stipulation filed by the parties, the Court dismissed with prejudice Soverain's claims against us and our counterclaims against Soverain.

On or about June 18, 2007, Fotomedia Technologies, LLC (“Fotomedia”) filed suit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging infringement of U.S. Patent Nos. 6,018,774; 6,542,936 B1; and 6,871,231 B2.  Fotomedia sought unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.   The court issued a claim construction order on July 21, 2009.  The case against us was resolved by settlement and pursuant to a patent license agreement between the parties dated August 6, 2009, the Court dismissed with prejudice Fotomedia's claims against us on August 20, 2009.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against us and several other defendants alleging patent infringement.  The Parallel Networks complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  We filed an answer to the complaint on April 29, 2008.    On July 14, 2008, we and other defendants filed a motion to stay the lawsuit pending the reexamination of the patents-in-suit by the United States Patent and Trademark Office.  On December 23, 2008 that motion was denied.  On January 12, 2009, the court entered a revised Agreed Docket Control order setting a schedule for deadlines in the case.  The case against us was resolved by settlement and pursuant to a patent license agreement between the parties dated May 5, 2009, the Court dismissed with prejudice Parallel Networks’ claims against us on May 18, 2009.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Shutterfly’s common stock has been traded on the NASDAQ Global Market under the symbol “SFLY” since September 29, 2006. As of February 5, 2010, there were approximately 88 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock.  It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.  In addition, our current line of credit agreement, which expires in June 2010, prohibits the payment of dividends.

The following table sets forth the high and low sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2008	High	Low
First Quarter	$25.70	$14.65
Second Quarter	$17.83	$12.21
Third Quarter	$12.14	$8.59
Fourth Quarter	$9.13	$5.96

Year Ended December 31, 2009	High	Low
First Quarter	$9.92	$5.62
Second Quarter	$15.26	$9.00
Third Quarter	$18.13	$11.68
Fourth Quarter	$18.82	$13.76

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2009.

ITEM 6.   SELECTED FINANCIAL DATA.

The consolidated statements of income data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of income data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements not included in this annual report. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Consolidated Income Statement Data:
Net revenues	$246,432	$213,480	$186,727	$123,353	$83,902
Cost of net revenues	111,648	96,214	84,111	55,491	36,941
Gross profit	134,784	117,266	102,616	67,862	46,961
Operating expenses:
Technology and development	46,003	39,707	28,822	19,087	13,152
Sales and marketing	44,870	42,212	33,530	21,940	15,252
General and administrative	35,201	32,741	29,888	19,216	13,657
Total operating expense	126,074	114,660	92,240	60,243	42,061
Income from operations	8,710	2,606	10,376	7,619	4,900
Interest expense	(157)	(273)	(179)	(266)	(367)
Interest and other income, net	814	2,898	5,515	2,387	(103)
Income before income taxes and cumulative effect of change in accounting principle	9,367	5,231	15,712	9,740	4,430
(Provision) / benefit for income taxes	(3,514)	(1,571)	(6,134)	(3,942)	24,060
Net income before cumulative effect of change in accounting principle	5,853	3,660	9,578	5,798	28,490
Cumulative effect of change in accounting principle	—	—	—	—	442
Net income	$5,853	$3,660	$9,578	$5,798	$28,932
Net income per share:
Basic	$0.23	$0.15	$0.39	$0.67	$1.45
Diluted	$0.22	$0.14	$0.36	$0.56	$1.02
Weighted average shares
Basic	25,420	25,036	24,295	8,622	3,255
Diluted	26,810	25,787	26,273	10,331	4,609
__________

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cost of net revenues	$416	$372	$189	$96	$28
Technology and development	3,340	2,404	1,067	736	826
Sales and marketing	3,577	2,452	1,044	521	239
General and administration	6,940	4,522	2,386	947	2,217
	$14,273	$9,750	$4,686	$2,300	$3,310

Additional notes to selected financial data:

 Years ended December 31, 2009, 2008, 2007 and 2006 include stock-based compensation expense under Accounting Standards Codification ("ASC") 718 (formerly Statement of Financial Accounting Standards No. 123(R), Share-Based Payment), which requires stock-based compensation expense to be recognized based on the grant date fair value.  Periods prior to January 1, 2006 have not been restated to include the compensation charges associated with the provisions of ASC 718.

The year ended December 31, 2005, includes $0.4 million of cumulative effect of a change in accounting principle related to the adoption of ASC 480 (formerly FSP 150-5, Issuer's Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable).

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$180,737	$88,164	$125,584	$119,051	$39,153
Property and equipment, net	41,845	48,108	48,416	30,919	20,761
Working capital	141,410	58,232	104,025	102,165	22,687
Total assets	271,313	233,297	208,938	180,160	89,552
Capital lease obligations, less current portion	10	17	107	1,742	3,646
Preferred stock warrant liability	—	—	—	—	1,535
Redeemable convertible preferred stock	—	—	—	—	89,652
Total stockholders’ equity (deficit)	215,164	186,802	170,734	151,326	(27,262)

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the decline in average selling prices for prints, our capital expenditures for 2010 and the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We currently generate the majority of our revenues by producing and selling professionally-bound photo books, personalized calendars, greeting cards and stationery, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We currently manufacture these items in our Charlotte, North Carolina and Phoenix, Arizona manufacturing facilities.  Our new manufacturing and production facility in Phoenix, Arizona began operations in April 2009, and replaced our Hayward, California facility, which ceased operations in January 2009.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our revenue during our fiscal fourth quarter. During fiscal year 2009, we fulfilled 7.9 million orders, to 3.3 million customers, at an average order value of $30.74 per order.

Our high-quality products and services and the compelling online experience we create for our customers, combined with our focus on continuous innovation, have allowed us to establish a premium brand. We realize the benefits of a premium brand through high customer loyalty, low customer acquisition costs and premium pricing.

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

Basis of Presentation

Net Revenues.   Our net revenues are comprised of sales generated from personalized products and services (“PPS”), prints and commercial printing services.

Personalized products and services
Our personalized products and services revenues are derived from the sale of photo-based products, such as photo books, greeting and stationery cards, calendars and other photo-based merchandise and ancillary products and services, and the related shipping revenues. Revenue from advertising displayed on our website and referral fees are also included in PPS revenue.  Our referral fees have been approximately 3.0%, 3.1% and 2.5% of our net annual revenues for 2007, 2008, and 2009.  Our referral fee program will be discontinued effective March 31, 2010.  As a result, referral fee revenues during 2010 are expected to total less than 1% of total net revenues and no referral fee revenues are expected subsequent to March 31, 2010.

Prints
We also generate revenue from photo prints and the associated shipping revenue.  Photo prints consist of wallet, 4x6, 5x7, 8x10, photocards and large format sizes.

Commercial Print Services
In order to use available print capacity during low volume periods and to leverage our large installed base of existing digital printers, we began providing commercial printing services in 2008. In 2008 and 2009, we entered into various strategic relations with marketing companies to provide high quality printing services.  We continue to focus our efforts in expanding our presence in this market.

All of our consumer revenue is recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders through our website and pay primarily using credit cards.  Advertising and commercial print customers are invoiced upon fulfillment.

Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our revenues during the holiday season in the calendar fourth quarter. We also typically experience increases in net revenues during other shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day, and Halloween. We generally experience lower net revenues and revenue growth during the first, second and third calendar quarters and have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, order backlog is not material to our business.

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

Average Order Value.   Average order value is net revenues, excluding revenues from our commercial print initiative, for a given period divided by the total number of customer orders recorded during that same period. We seek to increase average order value as a means of increasing net revenues. Average order value has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future as consumers shift from prints into personalized products and services.  As a result of discontinuing our referral fee program, effective March 31, 2010, we expect our average order value growth will moderate as a result of the decline in this revenue source.

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

Personalized Products and Services Revenues as Percentage of Net Revenues.   We continue to innovate and improve our personalized products and services and expect the net revenues from these products and services to increase as a percentage of total net revenues as we continue to diversify our product offerings.  Personalized products and services as a percentage of total net revenue was 56% in 2007, 61% in 2008 and 66% in 2009.

We believe the analysis of these metrics and others provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

Cost of Net Revenues.   Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service, any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website development costs, and patent royalties.  In addition, cost of net revenues includes certain costs associated with the closure of our Hayward manufacturing and production facility.

Operating Expenses.   Operating expenses consist of technology and development, sales and marketing, and general and administrative expenses. We anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts, but remain relatively consistent as a percentage of net revenues.

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our website, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our website and store the customer data, as well as amortization of purchased software. Technology and development expense also includes co-location, power and bandwidth costs.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.  In 2009, we received annual payments from two different cross-licensing agreements.  We expect to recognize a final payment due from one of the agreements when it is received in the first quarter of fiscal year 2010.

Interest Expense.   Interest expense consists of interest costs recognized under our capital lease obligations as well as costs associated with our line of credit facility.

Interest and other income, net .   Interest and other income, net consists of the interest earned on our cash and investment accounts as well as gains/losses on our trading securities and the Right from UBS entitling us to sell at par value auction-rate securities previously purchased from UBS (approximately $47.9 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012.

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

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data.  During the year ended December 31, 2009, returns totaled less than 1% of net revenues and have been within management’s expectations.

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

Our advertising revenues are derived from the sale of online advertisements on our website. Advertising revenues are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our website) are delivered; as “clicks” (which are generated each time users on our website click through our advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement with the expectation that the advertisement will be delivered ratably over the contract period.

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

Fair Value.  We record our financial assets and liabilities at fair value.  The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements.   Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

We utilized a discounted cash flow approach to determine the Level 3 valuation for our auction rate securities.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the auction rate securities.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent our estimates given available data as of December 31, 2009.  We also measure the Rights at fair value, in order to match the changes in the fair value of the auction rate securities.

Goodwill and Intangible Assets.   We  account for intangible assets and goodwill in accordance with ASC 350 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis during our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with ASC 360, (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).

Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to sixteen years.

For annual goodwill impairment analysis, we operate under one reporting unit.  We determined the fair value of our reporting unit based on its enterprise value.  This reporting unit was not at risk of failing step one of the annual goodwill impairment test for years ended December 31, 2009 and 2008.

Software and Website Development Costs.   We capitalize eligible costs associated with software developed or obtained for internal use in accordance with ASC 350-50 (formerly AICPA Statement of Position No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-2 Accounting for Website Development Costs).  Accordingly, payroll and payroll-related costs and stock-based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is generally three years. Costs associated with minor enhancements and maintenance for our website are expensed as incurred.

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

We account for uncertain tax positions in accordance with ASC 740-10 (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS No. 109 “Accounting for Income Taxes”).  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  We are required to make subjective assumptions and judgments regarding our income tax exposures.  Interpretations and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Our policy is to recognize interest and/or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Stock-Based Compensation Expense.   We account for our stock based awards in accordance with ASC 718 (formerly SFAS 123(R) “Share-Based Payment”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

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

      The cost of restricted stock awards and performance based restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period. Compensation expense associated with performance based restricted stock awards is recognized on an accelerated attribution model, and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed.

Results of Operations

The following table presents the components of our income statement as a percent of net revenues:

	Year Ended December 31,
	2009	2008	2007

Net revenues	100%	100%	100%
Cost of revenues	45	45	45
Gross profit	55	55	55
Operating expenses:
Technology and development	19	19	15
Sales and marketing	18	20	18
General and administrative	14	15	16
Income from operations	4	1	6
Interest expense	0	0	0
Interest and other income, net	0	2	2
Income before income taxes	4	3	8
Provision for income taxes	(1)	(1)	(3)
Net income	3%	2%	5%

Comparison of the Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(In thousands)

Net revenues	$246,432	$213,480	$32,952	15%
Cost of net revenues	$111,648	$96,214	$15,434	16%
Percentage of net revenues	45%	45%	—	—
Gross profit	$134,784	$117,266	$17,518	15%

Net revenues increased $33.0 million, or 15%, in 2009 compared to 2008.  Revenue growth was attributable to an increase in personalized products and services revenues and revenue from our commercial print initiative, offset by a decrease in print revenue. PPS revenues increased $32.1 million, or 25%, to $161.7 million in 2009 compared to 2008. The increase in PPS is primarily a result of increased sales of photo books, stationery cards and calendars.  PPS represented 66% of revenue in 2009 compared to 61% in 2008.   Revenue from our commercial print initiative totaled $3.8 million for 2009, and represented 1.6% of our total net revenues.  Print revenue decreased $2.7 million, or 3%, to $80.9 million from 2008 to 2009.  As a percentage of revenue, print revenue declined in 2009, decreasing from 39% in 2008 to 33% in 2009.  4x6 print revenue represented 14% of total net revenues versus 19% in the prior year.  The decrease in overall print revenue was primarily due to a lower average sales price for 4x6 prints which is a result of our price change in September 2008, offset partially by continued stable growth in unit volumes.

Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in each of our key metrics: customers, orders and average order value, as noted below:

	Year Ended December 31,
	2009	2008	Change	% Change
	(In thousands, except AOV amounts)
Customers	3,281	2,789	493	18%
Orders	7,891	7,569	322	4%
Average order value	$30.74	$28.16	$2.58	9%

Cost of net revenues increased $15.4 million, or 16%, in 2009 compared to 2008.  As a percentage of net revenues, cost of net revenues remained flat, at 45%, resulting in gross margin percentage remaining flat at 55%.  Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, cost increases from the closure and transition of our Hayward manufacturing facility to our new Phoenix manufacturing facility, increased headcount, and higher equipment rental expenses compared to 2008.  These costs were partially offset by favorable improvements from product mix, labor efficiencies from both our Charlotte and Phoenix plants and improvements in material costs.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(In thousands)

Technology and development	$46,003	$39,707	$6,296	16%
Percentage of net revenues	19%	19%	—	—
Sales and marketing	$44,870	$42,212	$2,658	6%
Percentage of net revenues	18%	20%	—	—
General and administrative	$35,201	$32,741	$2,460	8%
Percentage of net revenues	14%	15%	—	—

Our technology and development expense increased $6.3 million, or 16%, in 2009 compared to 2008. As a percentage of net revenues, technology and development expense remained flat at 19% in 2009 and 2008.  The increase in technology and development expense was primarily due to an increase of $2.7 million in third party hosting, power and connectivity costs compared to the prior year.  Depreciation expense increased by $0.5 million as we continued to invest in our website infrastructure hardware to support our continued revenue growth.  Personnel and related costs for employees and consultants involved with website development and website infrastructure support teams increased by $2.2 million.   In 2009, we capitalized $5.4 million in eligible costs, which includes $1.6 million of stock based compensation, associated with software developed or obtained for internal use, compared to $4.8 million capitalized in 2008.

Our sales and marketing expense increased $2.7 million, or 6%, in 2009 compared to 2008.  As a percentage of net revenues, total sales and marketing expense decreased from 20% in 2008 to 18% in 2009.  The increase in sales and marketing expense was primarily due to an increase of $1.6 million in personnel and related costs as we expanded our internal marketing team and an increase of $1.1 million in stock based compensation.  The increase was offset by a decrease of $0.2 million in customer acquisition costs and affiliate fees due to improved promotional efficiencies and search engine optimization performance.

Our general and administrative expense increased $2.5 million, or 8%, in 2009 compared to 2008, and decreased as a percentage of net revenues from 15% in 2008 to 14% in 2009.  Increase in general and administrative expense is primarily due to an increase in stock based compensation of $2.4 million, facility costs of $0.8 million, and personnel related costs of $0.4 million.  In 2009, we also incurred an increase in credit card fees of $0.7 million which was driven by our increase in consumer product revenue as compared to the prior year.  The overall increase in general and administrative expense was offset by a decrease of $2.0 million associated with decreases in accounting compliance efforts and enterprise resource planning (“ERP”) costs.  Also, offsetting general and administrative expenses in 2009, are installment payments from two cross-licensing agreements for intellectual property entered into with two different companies.  Both agreements require multiple installments with the second installments received during 2009 from both parties.  We expect to recognize the final installment pursuant to one of the agreements upon receipt in the first quarter of 2010.

	Year Ended December 31,
	2009	2008	Change
	(In thousands)
Interest expense	$(157)	$(273)	$(116)
Interest and other income, net	$814	$2,898	$(2,084)

Interest expense decreased by $0.1 million for 2009 compared to 2008 primarily due to the expiration of our line of credit with JP Morgan in April 2009.  We completed our replacement facility with Silicon Valley Bank on June 29, 2009 and incurred lower origination costs resulting in a decrease in amortization expense as compared to the prior year.

Interest and other income, net decreased by $2.1 million for 2009 compared to 2008, primarily as a result of an overall lower yield on our investment portfolio, including our auction rate securities, relative to our investment balances in 2008.  In 2009, we recorded a $2.7 million mark-to-market gain on our auction-rate securities that have been classified as trading securities which was entirely offset by a $2.7 million loss on the UBS Right.

	Year Ended December 31,
	2009	2008
	(In thousands)
Income tax provision	$(3,514)	$(1,571)
Effective tax rate	38%	30%

The provision for income taxes was $3.5 million for 2009, compared to a provision of $1.6 million for 2008.  Our effective tax rate was 38% in 2009, up from 30% in 2008.  This increase in our effective tax rate is primarily the result of lower research and development tax credits recorded in 2009, as compared to 2008.

At December 31, 2009, we had approximately $32.7 million of state net operating loss carryforwards to reduce future regular taxable income. These carryforwards will expire beginning in 2014 through 2016, if not utilized.  We recognized the remaining federal net operating loss carryforward in 2009, except for federal net operating losses associated with our acquisition of TinyPictures in the amount of $1.7 million.  We will begin accruing current cash taxes payable for federal purposes in 2010.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(In thousands)
Income before income taxes	$9,367	$5,231	$4,136	79%
Net income	$5,853	$3,660	$2,193	60%
Percentage of net revenues	3%	2%	—	—

Net income increased by $2.2 million, or 60%, from 2008 to 2009. As a percentage of net revenue, net income was 3% of net revenue for 2009 compared to 2% for 2008.

Comparison of the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(In thousands)
Net revenues	$213,480	$186,727	$26,753	14%
Cost of net revenues	$96,214	$84,111	$12,103	14%
Percentage of net revenues	45%	45%	—	—
Gross profit	$117,266	$102,616	$14,650	14%

Net revenues increased $26.8 million, or 14%, in 2008 compared to 2007.  Revenue growth was primarily attributable to the increases in personalized products and services revenues. PPS revenues increased $24.6 million, or 23%, to $129.9 million from 2007 to 2008 representing 61% of total revenues in 2008, up from 56% in 2007.  There was increased revenue across our entire PPS product base, and most significantly through increased sales of photo books and calendars.   Print revenues increased $2.2 million, or 3%, to $83.6 million from 2007 to 2008.  As a percentage of total net revenue, 4x6 print revenues declined in 2008, decreasing from 22% in 2007 to 19% in 2008. During the third quarter of 2008, we made a permanent price adjustment on 4x6 prints, lowering the list price from $0.19 to $0.15 and we also reduced the lowest tier in our prepaid plan to $0.10.  Net revenue increases were also the result of year-over-year increases in customers, orders and average order value (“AOV”).  AOV improvement was a result of a continued mix shift from prints to higher value personalized products, particularly photo books.

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

	Year Ended December 31,
	2008	2007
	(In thousands)
Income tax provision	$(1,571)	$(6,134)
Effective tax rate	30%	39%

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

Liquidity and Capital Resources

Our total capital resources were as follows (in thousands):

	December 31,
	2009	2008
Cash and cash equivalents	$132,812	$88,164
Auction Rate Securities and Rights	47,925	52,250
Total Capital Resources	$180,737	$140,414

As of December 31, 2009, we had access to cash and cash equivalents, totaling $132.8 million.  In addition, to supplement our overall liquidity position, we have a 360-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources that expires in June 2010.  As of December 31, 2009, no amounts have been drawn against this facility.

 At December 31, 2009, we held approximately $47.9 million par value of variable rate bond investments with a fair value of approximately $41.7 million, classified as short-term investments, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore the ARS continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

In November 2008, we accepted an offer from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value ARS purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (the "Right").  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.  We intend to exercise the Rights on June 30, 2010.

Due to the adverse conditions in the auction rate securities market, we have used a level 3 discounted cash flow valuation model to value the ARS investments and the Right.  We believe there are several significant assumptions that are utilized in our ARS valuation analysis, the two most critical of which are the discount rate and the average expected term.  Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis by 50 basis points, or one-half of a percentage point, this change would have the effect of reducing the fair value of our ARS by approximately $0.9 million as of December 31, 2009.  Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our ARS by approximately $1.1 million as of December 31, 2009.  We also consider credit ratings with respect to our investments provided by investment ratings agencies.  As of December 31, 2009, all of our investments conformed to the requirements of our investment policy, which requires that all of our investments meet high credit quality standards as defined by credit ratings of the major investment ratings agencies.  These ratings are subject to change and a downgrade in rating would adversely affect the value of our investments.

Although these investments continue to be illiquid, during 2009 we liquidated $4.3 million (at par value) ARS investments that were called by the state issuers.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor two financial measures, adjusted EBITDA and free cash flow which meet the definition of Non-GAAP financial measures. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock-based compensation.  Free cash flow is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs.  Management believes these Non-GAAP financial measures reflect an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows.  Refer below for a reconciliation of both adjusted EBITDA and free cash flow to the most applicable GAAP measure.

To supplement our consolidated financial statements presented on a GAAP basis, we believe that these Non-GAAP measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and performance. Management uses these Non-GAAP measures to evaluate our financial results, develop budgets, manage expenditures, and determine employee compensation. The presentation of additional information is not meant to be considered in isolation or as a substitute for or superior to net income (loss) or net income (loss) per share determined in accordance with GAAP. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of revenue over fiscal years 2009, 2008, and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue	$246,432	$213,480	$186,727

Non-GAAP Adjusted EBITDA	50,177	38,394	32,858
EBITDA % of Revenue	20%	18%	18%

Free cash flow	32,522	15,647	(2,135)
Free cash flow % of Revenue	13%	7%	-1%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and substantially improving our free cash flows.  Our full year adjusted EBITDA profitability rate improved from 18% in 2008 to 20% in 2009.  Our capital expenditures have decreased from 2007 to 2009 as we continue to make strategic capital investments that are necessary to support our overall growth as a business, improve efficiencies in our production and satisfy our customer needs while improving our cost imperatives.  As a result, our free cash flow during 2009 was $32.5 million compared to $15.6 million in 2008.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow for discretionary expenditures.  For example, free cash flow does not incorporate payments made on capital lease obligations or cash requirements to comply with debt covenants.  Therefore, we believe that it is important to view free cash flow as a compliment to our consolidated financial statements as reported.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, Net Income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Reconciliation of Non-GAAP Adjusted EBITDA	Year Ended December 31,
	2009	2008	2007

Net Income	$5,853	$3,660	$9,578

Add back:
Interest expense	157	273	179
Interest and other income, net	(814)	(2,898)	(5,515)
Tax provision	3,514	1,571	6,134
Depreciation and amortization	27,194	26,038	17,796
Stock-based compensation expense	14,273	9,750	4,686

Non-GAAP Adjusted EBITDA	$50,177	$38,394	$32,858

Reconciliation of Non-GAAP Adjusted EBITDA to Free Cash Flow	Year Ended December 31,
	2009	2008	2007

Non-GAAP Adjusted EBITDA	$50,177	$38,394	$32,858
Less: Purchases of property and equipment, including accrual amounts	(13,764)	(18,220)	(31,881)
Less: Capitalized technology & development costs	(3,891)	(4,527)	(3,112)

Free cash flow	$32,522	$15,647	$(2,135)

Below is our cash flow activity for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Consolidated Statement of Cash Flows Data:
Purchases of property and equipment	$13,762	$18,220	$31,881
Capitalization of software and website development costs	3,891	4,527	3,112
Acquisition of business and intangibles, net of cash acquired	795	10,097	2,858
Depreciation and amortization	27,194	26,038	17,796
Cash flows from operating activities	53,890	47,040	42,192
Cash flows used in investing activities	(14,123)	(82,086)	(40,823)
Cash flows from financing activities	4,881	628	2,162

We anticipate that our current cash and cash equivalents balances, cash generated from operations and our credit facility will be sufficient to meet our working capital requirements, capital lease obligations, expansion plans and technology development projects for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2010 capital expenditures will range between 7% to 9% of our expected net revenues in 2010.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. Our expenditures also include costs associated with capitalized software and website development.  This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

Operating Activities.   For 2009, net cash provided by operating activities was $53.9 million, primarily due to our net income of $5.9 million and the net change in operating assets and liabilities of $7.4 million, adjusted for non-cash items including $27.2 million of depreciation and amortization expense, $2.9 million benefit from deferred income taxes, $1.7 million for tax benefit from stock-based compensation, and $14.3 million of stock-based compensation.

For 2008, net cash provided by operating activities was $47.0 million, primarily due to our net income of $3.7 million and the net change in operating assets and liabilities of $8.0 million, adjusted for non-cash items including $26.0 million of depreciation and amortization expense, $0.7 million benefit from deferred income taxes, $0.4 million for tax benefit from stock-based compensation, and $9.8 million of stock-based compensation.

For 2007, net cash provided by operating activities was $42.2 million, primarily due to our net income of $9.6 million and the net change in operating assets and liabilities of $4.2 million, adjusted for non-cash items including $17.8 million of depreciation and amortization expense, $5.7 million of provision for deferred income taxes, and $4.7 million of stock-based compensation.

Investing Activities.    For 2009, net cash used in investing activities was $14.1 million, which included $13.8 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $3.9 million of capitalized software and website development.  We also paid $0.8 million in cash to acquire TinyPictures, Inc.  The use of cash was offset by cash provided from the liquidation of $4.3 million (at par value) of our ARS investments that were called by various issuers at par.

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

Financing Activities.   For 2009, net cash provided by financing activities was $4.9 million, primarily from $3.3 million excess tax benefit from stock-options and $2.7 million of proceeds from issuance of common stock from exercise of stock options, offset by $91,000 principal payments of capital lease obligations and $1.0 million in cash used to pay employee withholding tax liabilities for restricted shares vested during 2009.

Our financing activities for 2008 provided cash of $0.6 million, primarily from $1.2 million of proceeds from issuance of common stock from exercise of stock options and $0.5 million excess tax benefit from stock options, offset by $0.8 million principal payments of capital lease obligations and shares withheld to pay for employee’s withholding tax liability for restricted awards vested of $0.3 million.

Our financing activities for 2007 provided cash of $2.2 million, primarily from $5.0 million of proceeds from issuance of common stock, offset by $2.8 million of capitalized lease obligations.

Contractual Obligations

We lease office space in Redwood City, California and a production facility in Charlotte, North Carolina under non-cancelable operating leases that expire in 2010 and 2014, respectively.  In 2008, we terminated the lease at our Hayward, California facility effective June 2009, which was originally scheduled to expire in September 2009.  In 2008, we entered into a non-cancelable operating lease for our new Phoenix, Arizona facility that commenced in February 2009 and will expire in 2016.  We lease information technology equipment under various capital leases that expire through 2011. We also have co-location agreements with third-party hosting facilities that expire in 2013. As a result of our growth strategies, we believe that our liquidity and capital resources requirements will grow in absolute dollars but will be generally consistent with historical periods on an annual basis as a percentage of net revenues. We anticipate leasing additional office space, production facilities and hosting facilities in future periods as the need arises, consistent with our historical business model.

The following are contractual obligations at December 31, 2009, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations
Capital lease obligations	$16	$10	$6	$—	$—
Operating lease obligations	15,382	3,676	7,114	4,294	298
Purchase obligations	16,878	5,076	10,482	1,320	—
Total contractual obligations	$32,276	$8,762	$17,602	$5,614	$298

The table above excludes the impact of approximately $2.2 million related to unrecognized tax benefits as of December 31, 2009.  The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

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

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standard Board (“FASB”) issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10 (formerly FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157), did not have any impact on our consolidated financial statements.

        Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC 805 (formerly SFAS No. 141 revised 2007, Business Combinations), this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

        Effective January 1, 2009, we adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC 810-10-60 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51). This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of these accounting updates did not have any impact on our consolidated financial statements.

        Effective January 1, 2009, we adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-50 (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

        Effective January 1, 2009, we adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC 350-30 (formerly EITF No. 08-7, Accounting for Defensive Intangible Assets), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

        Effective April 1, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events ). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our consolidated financial statements.

        Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65 (formerly FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments) , changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments) , increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

        Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles ). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

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

At December 31, 2009, we held approximately $47.9 million par value of variable rate bond investments with a fair value of approximately $41.7 million, classified as short-term investments, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore the ARS continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

In November 2008, we accepted an offer from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value ARS purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (the "Right").  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.  We intend to exercise the Rights on June 30, 2010.

Although these investments continue to be illiquid, during 2009 we liquidated $4.3 million (at par value) ARS investments that were called by the state issuers.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Shutterfly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

The Company adopted new fair value measurement and disclosure accounting principles during the year ended December 31, 2008.

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

/s/PricewaterhouseCoopers LLP

San Jose, California
February 8, 2010

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$132,812	$88,164
Short-term investments	47,925	—
Accounts receivable, net	5,472	5,992
Inventories	2,968	3,610
Deferred tax asset, current portion	2,243	1,194
Prepaid expenses and other current assets	4,501	4,749
Total current assets	195,921	103,709
Long-term investments	-	52,250
Property and equipment, net	41,845	48,108
Goodwill and intangible assets, net	13,406	14,547
Deferred tax asset, net of current portion	14,674	12,266
Other assets	5,467	2,417
Total assets	$271,313	$233,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,116	$11,214
Accrued liabilities	32,793	24,802
Deferred revenue	8,602	9,461
Total current liabilities	54,511	45,477
Other liabilities	1,638	1,018
Total liabilities	56,149	46,495
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 25,909 and 25,138 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	3	2
Additional paid-in capital	226,410	203,902
Accumulated deficit	(11,249)	(17,102)
Total stockholders’ equity	215,164	186,802
Total liabilities and stockholders’ equity	$271,313	$233,297

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net revenues	$246,432	$213,480	$186,727
Cost of net revenues	111,648	96,214	84,111
Gross profit	134,784	117,266	102,616
Operating expenses:
Technology and development	46,003	39,707	28,822
Sales and marketing	44,870	42,212	33,530
General and administrative	35,201	32,741	29,888
	126,074	114,660	92,240
Income from operations	8,710	2,606	10,376
Interest expense	(157)	(273)	(179)
Interest and other income, net	814	2,898	5,515
Income before income taxes	9,367	5,231	15,712
Provision for income taxes	(3,514)	(1,571)	(6,134)
Net income	$5,853	$3,660	$9,578

Net income per share:
Basic	$0.23	$0.15	$0.39
Diluted	$0.22	$0.14	$0.36
Weighted average shares:
Basic	25,420	25,036	24,295
Diluted	26,810	25,787	26,273
______________

Stock-based compensation is allocated as follows (Notes 2 and 8):
Cost of net revenues	$416	$372	$189
Technology and development	3,340	2,404	1,067
Sales and marketing	3,577	2,452	1,044
General and administrative	6,940	4,522	2,386

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Common stock (par value)
Balance, beginning of year	$2	$2	$2
Issuance of common stock upon exercise of options and vesting of restricted stock units	1	—	—
Balance, end of year	3	2	2

Additional paid-In capital
Balance, beginning of year	203,902	191,534	181,890
Issuance of common stock upon exercise of options, net of repurchases	1,699	899	4,983
Cancellation of common stock options and restricted shares	—	—	(162)
Stock based compensation, net of estimated forfeiture	15,844	11,313	4,796
Tax benefit of stock options	4,965	156	27
Balance, end of year	226,410	203,902	191,534

Deferred stock-based compensation
Balance, beginning of year	—	(28)	(191)
Cancellation of common stock options and restricted shares	—	—	162
Amortization of deferred stock-based compensation, net of cancellations	—	28	1
Balance, end of year	—	—	(28)

Accumulated deficit
Balance, beginning of year	(17,102)	(20,762)	(30,340)
Net income	5,853	3,660	9,578
Balance, end of year	(11,249)	(17,102)	(20,762)

Accumulated other comprehensive loss
Balance, beginning of year	—	(12)	(35)
Change in unrealized loss in investments, net of tax	—	12	23
Balance, end of year	—	—	(12)
Total stockholders' equity	$215,164	$186,802	$170,734
Number of shares
Common stock
Balance, beginning of year	25,138	24,805	23,705
Issuance of common stock upon exercise of options and vesting of restricted stock units	771	333	1,073
Issuance of common stock upon net exercise of warrants	—	—	27
Balance, end of year	25,909	25,138	24,805

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Net Income	$5,853	$3,660	$9,578
Unrealized gain on investments, net of tax
Unrealized gain (loss) arising during period	—	(5,846)	23
Less: reclassification adjustment for gain realized in net income	—	5,858	—
Total comprehensive income	$5,853	$3,672	$9,601

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$5,853	$3,660	$9,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,122	24,211	17,384
Amortization of intangible assets	2,072	1,827	412
Stock-based compensation, net of forfeitures	14,273	9,750	4,686
Loss on disposal of property and equipment	346	308	262
Deferred income taxes	(2,903)	(312)	5,685
Tax benefit from stock-based compensation	4,965	156	-
Excess tax benefits from stock-based compensation	(3,273)	(538)	-
Loss/(gain) on auction rate securities Rights	2,747	(9,013)	-
Loss/(gain) on auction rate securities	(2,747)	9,013	-
Changes in operating assets and liabilities:
Accounts receivable, net	520	(1,512)	(2,316)
Inventories, net	642	1,178	(2,290)
Prepaid expenses and other current assets	501	(120)	(1,750)
Other assets	(3,282)	(243)	(1,668)
Accounts payable	1,947	2,431	(602)
Accrued and other liabilities	7,966	5,482	10,390
Deferred revenue	(859)	762	2,421
Net cash provided by operating activities	53,890	47,040	42,192

Cash flows from investing activities:
Purchases of property and equipment	(13,762)	(18,220)	(31,881)
Capitalization of software and website development costs	(3,891)	(4,527)	(3,112)
Acquisition of business and intangibles, net of cash acquired	(795)	(10,097)	(2,858)
Purchases of short term investments	-	-	(3,000)
Proceeds from sale of short term investments	-	3,002	-
Proceeds from sale of equipment	-	6	28
Purchase of auction rate securities	-	(52,250)	-
Proceeds from the sale of auction rate securities	4,325	-	-
Net cash used in investing activities	(14,123)	(82,086)	(40,823)

Cash flows from financing activities:
Principal payments of capital lease obligations	(91)	(808)	(2,840)
Proceeds from issuance of common stock upon exercise of stock options	2,740	1,158	4,975
Shares withheld for payment of employee's withholding tax liability	(1,041)	(260)	-
Excess tax benefits from stock-based compensation	3,273	538	27
Net cash provided by financing activities	4,881	628	2,162

Net increase/(decrease) in cash and cash equivalents	44,648	(34,418)	3,531
Cash and cash equivalents, beginning of period	88,164	122,582	119,051
Cash and cash equivalents, end of period	$132,812	$88,164	$122,582

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12	$47	$198
Income taxes	2,644	535	812

Supplemental schedule of non-cash investing activities
Accrued acquisition liabilities	-	400	-
Net change in accrued purchases of property and equipment	2	-	-
Escrow liability from acquisition of business	150	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as cards and stationery, calendars and photo books. The Company is headquartered in Redwood City, California.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated.

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

Subsequent Events Evaluation

  Management has reviewed and evaluated material subsequent events from the balance sheet date of December 31, 2009 through the financial statements issue date of February 8, 2010.  All appropriate subsequent event disclosures have been made in the notes to the Company's consolidated financial statements.

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

Investments

The Company evaluates declines in fair value of marketable securities in accordance with Accounting Standards Codification (“ASC”) 320-10 (formerly Statement Financial Accounting Standard Board ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities), and related authoritative guidance issued by the FASB in order to determine the classification of the decline in fair value as “temporary” or “other-than-temporary.” A temporary decline in fair value results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than–temporary decline in fair value is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between these classifications include the length of time and extent to which the market value has been less than cost, the financial condition of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies its auction rate securities as trading securities, currently recorded as short term investments at December 31, 2009.  Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.

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

The Company utilized a discounted cash flow approach to determine the Level 3 valuation for its auction rate securities.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  They represent the Company's estimates given available data as of December 31, 2009.  The Company also measures the Rights at fair value, in order to match the changes in the fair value of the auction rate securities.

Concentration of Credit Risk

   Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short term investments, and accounts receivable.  As of December 31, 2009, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

   The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in retail stores, sales of commercial print sources, and revenue generated from online advertisements posted on the Company's website.  Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.   Excluding amounts due from credit cards, as of December 31, 2009, two customers accounted for 38% and 14% of the Company’s net accounts receivable. And as of December 31, 2008, the same two customers accounted for 38% and 13% of the Company’s net accounts receivable.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Software and Website Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with ASC 350 (formerly Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force 00-02, Accounting for Web Site Development Costs). Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Payroll and payroll related costs and stock based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model.

Goodwill and Intangible Assets

The Company accounts for intangible assets and goodwill in accordance with ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis during the Company's fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with ASC 360, (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).

Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to sixteen years.

For goodwill analysis, the Company operates under one reporting unit.  The Company determined the fair value of its reporting unit based on its enterprise value.  This reporting unit was not at risk of failing step one of the annual goodwill impairment test for years ended December 31, 2009 and 2008.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company generally recognizes revenue from product sales, net of applicable sales tax upon shipment when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenues from amounts billed to customers, including prepaid orders, are deferred until shipment of fulfilled orders or until the prepaid period expires.  Shipping charged to customers is recognized as revenue at the time of shipment.  The Company recognizes commercial print revenue upon shipment, consistent with its product revenue policy.

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

The Company’s advertising revenues are derived from the sale of online advertisements on its website. Advertising revenues are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of the Company's website) are delivered; as “clicks” (which are generated each time users of the Company's website click through the advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement with the expectation that the advertisement will be delivered ratably over the contract period.

Restructuring Costs

In accordance with ASC 420-10 (formerly SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), restructuring costs are recorded as incurred.  The Company accrues for lease termination costs at the time a restructuring event takes place.  The Company accrues for severance once the total severance pool has been calculated, approved and communicated, and recognizes the expense ratably over the required service period, from the communication date to the exit date.  The Company also accelerates depreciation using a revised economic life of the leasehold improvement assets.

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place.  The Company did not have any capitalized direct mail costs at December 31, 2009 and December 31, 2008.  Total advertising costs are included in selling and marketing expenses and totaled approximately $14,576,000, $14,740,000 and $10,800,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans under the fair value provisions of ASC 718 (formerly SFAS No. 123R, Share-Based Payment). Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505 (formerly Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services).

The cost of restricted stock awards and performance based restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period. Compensation expense associated with performance based restricted stock awards is recognized on an accelerated attribution model, and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed.

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

The Company accounts for uncertain tax positions in accordance with ASC 740 (formerly Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of the date of adoption of ASC 740 or at December 31, 2009.

The Company is subject to taxation in the United States, California and fourteen other jurisdictions in the United States.

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

	Year Ended December 31,
	2009	2008	2007
Net income per share:	In thousands, except per share amounts
Numerator
Net income	$5,853	$3,660	$9,578
Denominator
Weighted-average common shares outstanding	25,420	25,038	24,309
Less: Weighted-average unvested common shares subject to repurchase	-	(2)	(14)
Denominator for basic net income per share	25,420	25,036	24,295
Dilutive effect of stock options, restricted awards and shares subject to repurchase	1,390	751	1,978
Denominator for diluted net income per share	26,810	25,787	26,273
Net income per share
Net income per share — basic	$0.23	$0.15	$0.39
Net income per share — diluted	$0.22	$0.14	$0.36

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following weighted-average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2009	2008	2007
Options to purchase common stock	2,559	4,230	385

Comprehensive Income

  ASC 220 (formerly SFAS No. 130, Reporting Comprehensive Income), establishes standards for reporting and displaying comprehensive income and comprehensive loss and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income and unrealized gains and losses on marketable securities, which are disclosed in the accompanying consolidated statements of comprehensive income.  Unrealized gain (loss) on investments for the years ended December 31, 2009, 2008 and 2007 are net of tax benefit of $0, $3,148,000 and $13,000 respectively.

Segment Reporting

  The Company operates in one industry segment — digital photofinishing services. The Company operates in one geographic area, the United States of America.

  ASC 280 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

Recent Accounting Pronouncements

  In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10 (formerly FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157), did not have any impact on the Company’s consolidated financial statements.

  Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805 (formerly SFAS No. 141 revised 2007, Business Combinations), this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Effective January 1, 2009, the Company adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC 810-10-60 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51). This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

  Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-50 (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

  Effective January 1, 2009, the Company adopted a new accounting standard update regarding the accounting of defensive intangible assets. This update, as codified in ASC 350-30 (formerly EITF No. 08-7, Accounting for Defensive Intangible Assets), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

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

  Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65 (formerly FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments) , changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments) , increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

  Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Fair Value Measurement

The components of the Company’s cash equivalents and investments, including the unrealized gains (losses) associated with each are as follows (in thousands):

	December 31, 2009			December 31, 2008
	Cost	Unrealized Gains / (Losses) included in earnings	Fair Value	Cost	Unrealized Gains / (Losses) included in earnings	Fair Value
Cash Equivalents
Money Market Funds	$113,966	$—	$113,966	$80,410	$—	$80,410
Total Cash Equivalents	113,966	—	113,966	80,410	—	80,410
Auction Rate Securities	47,925	(6,266)	41,659	52,250	(9,013)	43,237
Rights from UBS	—	6,266	6,266	—	9,013	9,013
Total Cash Equivalents and Investments	$161,891	$—	$161,891	$132,660	$—	$132,660

    The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short term investments) as of December 31, 2009 (in thousands):

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$113,966	$113,966	$—	$—
Short-term investments:
Auction rate securities	41,659	—	—	41,659
Rights from UBS	6,266	—	—	6,266
Total financial assets	$161,891	$113,966	$—	$47,925

Level 3 assets consist of auction rate securities (“ARS”) with an auction reset feature whose underlying assets are student loans that are substantially backed by the federal government. Because the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company’s ARS investments are held by UBS AG ("UBS"), one of the Company’s investment providers. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS purchased from UBS (approximately $47.9 million, par value at December 31, 2009) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  The Company has valued the ARS and Right using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the Right include estimates of, based on data available as of December 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2009 the Company liquidated $4.3 million (at par value) ARS investments that were called by various issuers.  The Company intends to exercise the UBS Right on June 30, 2010, and as a result, these ARS investments and the Right are classified as short-term investments as of December 31, 2009.

The following table provides a summary of changes in fair value of the Company’s ARS investments and the Right which are both Level 3 assets as of December 31, 2009 (in thousands):

	Rights	ARS
Balance at December 31, 2008	$9,013	$43,237
Sales of ARS investments	—	(4,325)
Unrealized gain/(loss) included in earnings	(2,747)	2,747
Balance at December 31, 2009	$6,266	$41,659

Note 4 — Balance Sheet Components

Intellectual Property Prepaid Royalties

In 2009, the Company entered into patent license agreements with various third parties.  The Company has accounted for these agreements as prepaid royalties that are amortized over the remaining life of the patents. Amortization expense is recorded as a component of cost of revenue.  The current portion of the prepaid royalty is recorded as a component of prepaid expenses and the long term portion is recorded in other assets as of December 31, 2009.  Total amortization for these license agreements in 2009 was $234,000.

 As of December 31, 2009, the Company had a balance of $5.1 million in unamortized prepaid royalties.  Amortization of these licenses is estimated as follows (in thousands):

Year Ending:
2010	$694
2011	694
2012	694
2013	694
2014	694
Thereafter	1,583
$5,053

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

	December 31,
	2009	2008
	In thousands
Computer and other equipment	$84,754	$78,299
Software	7,122	7,450
Leasehold improvements	6,848	8,933
Furniture and fixtures	2,956	2,609
Capitalized software and website development costs	17,494	12,622
	119,174	109,913
Less: Accumulated depreciation and amortization	(77,329)	(61,805)
Net property and equipment	$41,845	$48,108

  Property and equipment includes $1,212,000 and $3,356,000 of equipment and software under capital leases at December 31, 2009 and 2008, respectively. Accumulated depreciation of assets under capital leases totaled $1,199,000 and $3,010,000 at December 31, 2009 and 2008, respectively.

  Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $25,122,000, $24,211,000 and $17,384,000, respectively.

  Total capitalized software and website development costs, net of accumulated amortization totaled $8,629,000 and $7,133,000 at December 31, 2009 and 2008, respectively.  These amounts included $1,571,000 and $1,590,000 of stock based compensation expense at December 31, 2009 and 2008 respectively.  Amortization of capitalized costs totaled approximately $3,314,000, $2,456,000 and $1,467,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

 During the year ended December 31, 2009, the Company retired $8,910,000 of fully depreciated property and equipment, primarily building leasehold improvements and equipment associated with the closure of the Company's Hayward production facility.

During 2009, the Company recorded a loss of $266,000 associated with the impairment of certain computer equipment.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

   Intangible assets are composed of the following at December 31:

	Weighted Average Useful Life	December 31,
		2009	2008
		In thousands
Purchased technology	8 Years	$8,578	$8,450
Less: accumulated amortization		(3,734)	(2,318)
		4,844	6,132

Customer relationships	3 Years	1,015	990
Less: accumulated amortization		(777)	(440)
		238	550

Licenses and other	3 Years	256	256
Less: accumulated amortization		(200)	(115)
		56	141

Total		$5,138	$6,823

Purchased technology is amortized over a period ranging from three to sixteen years.  Customer relationships are amortized over a period ranging from one to three years.  Licenses and other is amortized over a period ranging from two to five years.

Intangible asset amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1,838,000, $1,827,000 and $412,000, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2010	$1,746
2011	1,457
2012	1,312
2013	128
2014	128
Thereafter	367
$5,138

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance, December 31, 2007	$379
Acquisition of business	6,945
Goodwill adjustments	400
Balance, December 31, 2008	7,724
Acquisition of business	544
Goodwill adjustments	-
Balance, December 31, 2009	$8,268

Accrued Liabilities

	December 31,
	2009	2008
	In thousands
Accrued marketing expenses	$10,548	$6,697
Accrued production costs	7,241	2,677
Accrued income and sales taxes	5,517	5,923
Accrued compensation	5,227	4,110
Accrued purchases	1,228	952
Accrued consultant expenses	1,112	1,439
Accrued other	1,920	3,004
	$32,793	$24,802

Note 5 — Restructuring

In July 2008, the Company announced that effective in early 2009, it would close its Hayward production facility and begin operations at a new manufacturing facility to be located in Phoenix, Arizona. At the time of the decision, the Company recorded approximately $80,000 in contractual lease termination costs.  The Company completed its closure of the Hayward facility in the first quarter of fiscal 2009.  The Company paid a total of $827,000 in severance costs, which was recognized ratably over the period from the severance communication date in July 2008 through March 31, 2009.  The Company recorded an additional restructuring accrual as of March 31, 2009, for rent and related costs for the remainder of the leases associated with the Hayward facility.  As of December 31, 2009, the Company made all rent payments associated with the leases and no outstanding restructuring accrual exists.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities related to restructuring actions consist of (in thousands):

	Facility Closure Costs	Workforce Reduction Costs	Total
Balance, December 31, 2008	$80	$633	$713
Restructuring charges	271	194	465
Payments	(351)	(827)	(1,178)
Balance, December 31, 2009	$—	$—	$—

Note 6 — Acquisitions

TinyPictures, Inc.

On September 10, 2009, the Company acquired all of the outstanding common shares and securities convertible into common shares of TinyPictures, Inc. (“TinyPictures”) for a total aggregate purchase price of $1.3 million.  The Company also granted $1.3 million in contingent consideration in the form of performance-based restricted stock units (“PBRSUs”) to continuing employees. Vesting of the PBRSUs is contingent on achieving certain performance milestones and continued employment.  TinyPictures developed applications that enabled users to share images and videos to others across mobile networks and social networking platforms.  The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date.  The excess of the purchase price over the aggregate fair values was recorded as goodwill.  Stock based compensation associated with the PBRSUs will be recognized when the achievement of the performance milestones are deemed probable.

The total aggregate purchase price of $1.3 million was comprised of $1.0 million in cash consideration and $0.3 million in assumed working capital deficit.  Of the purchase price, $0.1 million was allocated to in-process research and development having an indefinite life and $51,000 was allocated to core technology and user base which will be amortized over their estimated useful lives of one to three years.  The Company also recorded a deferred tax asset of $0.6 million which relates to the net operating loss carry-forwards from TinyPictures.  The remaining excess purchase price of approximately $0.5 million was allocated to goodwill which represents the knowledge and experience of the assembled workforce and future technology.  The results of operations for TinyPictures have been included in the consolidated statement of operations for the period subsequent to the acquisition date. Acquisition-related costs were included in general and administrative expenses in the Company’s consolidated statement of operations for year ended December 31, 2009.

The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and TinyPictures for the years ended December 31, 2009 and 2008, giving effect to the merger as if it occurred on January 1, 2009 and 2008, respectively (in thousands, except per share data):

	Year Ended December 31,
	2009	2008
Pro forma revenue	$246,453	$213,504
Pro forma operating income/(loss)	7,083	(1,487)
Pro forma net income/(loss)	4,228	(561)

Pro forma basic and diluted net income/(loss) per share	$0.16	$(0.02)

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nexo Systems, Inc .

On January 4, 2008, the Company acquired all of the outstanding shares of Nexo Systems, Inc. ("Nexo") for total aggregate cash purchase price of $10.1 million, including $0.1 million in fees; and $4.0 million in restricted stock.  Nexo had developed and launched an internet-based platform, whereby groups can create customized, content-rich personal and group websites. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The restricted stock award was granted to the Nexo founders contingent upon their continued employment for a period of two years. As a result, $4.0 million will be recognized as stock-based compensation over the two year service period.

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

Note 7 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than February 2016. Rent expense was $4,609,000, $2,786,000 and $1,925,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company leases certain equipment under non-cancelable capital leases, that is subject to a security interest. The total outstanding obligation under capital leases at December 31, 2009 and 2008 was $15,000 and $107,000, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the total future minimum payments under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases
Year Ending:	In thousands
2010	$3,676	$10
2011	2,302	6
2012	2,371	—
2013	2,441	—
2014	2,514
Thereafter	2,078	—
Total minimum lease payments	$15,382	16
Less: amount representing interest		(1)
Present value of future minimum lease payments		15
Less: current portion		(9)
Non-current portion of capital lease obligations		$6

Purchase obligations consist of non-cancelable marketing agreements, co-location services and printing equipment rental that expire at various dates through the year 2013. As of December 31, 2009, the Company’s purchase obligations totaled $16,878,000.

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

Line of Credit

On June 29, 2009, the Company entered into a line of credit facility (the “Facility”) with Silicon Valley Bank.  The Facility is a $20.0 million 360-day revolving line of credit, and is collateralized by substantially all of the assets of the Company.  The Company will use amounts borrowed under the Facility, if any, to finance the Company’s working capital needs and for general corporate purposes, including future acquisitions.  The line of credit also has debt covenants which require the maintenance of certain financial ratios.  As of December 31, 2009, we were in compliance with those covenants.  As of December 31, 2009, the Company has not drawn on the line of credit.  The Company incurred $82,000 of Facility origination costs which have been capitalized within prepaid expenses and will be amortized over the twelve month term of the Facility.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

On June 25, 2009, Soverain Software LLC filed a complaint for alleged patent infringement against the Company and seventeen other defendants in Soverain Software LLC. v J.C.Penny Corp. et.al., Civ. No. 6:09-CV-274, in the Eastern District of Texas, Tyler Division.  The Complaint asserts infringement of U.S. Patent nos. 5,715,314 and 5,909,492, which claim network sales systems including, among other things, a buyer computer and a shopping cart computer, and U.S. Patent no. 7,272,639, which claims, among other things, a method of processing service requests from a client to a server system through a network using session identifiers.  The Complaint asserts that the Company directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On December 30, 2009, pursuant to a patent license agreement between the parties dated December 21, 2009, and a Stipulation filed by the parties, the Court dismissed with prejudice Soverain's claims against Shutterfly and Shutterfly's counterclaims against Soverain.

On or about June 18, 2007, Fotomedia Technologies, LLC (“Fotomedia”) filed suit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging infringement of U.S. Patent Nos. 6,018,774; 6,542,936 B1; and 6,871,231 B2.  Fotomedia sought unspecified damages, costs, interest and attorneys’ fees, and a permanent injunction.   The court issued a claim construction order on July 21, 2009.  The case against the Company was resolved by settlement and pursuant to a patent license agreement between the parties dated August 6, 2009, the Court dismissed with prejudice Fotomedia's claims against the Company on August 20, 2009.

On or about February 5, 2008, Parallel Networks, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas, against the Company and several other defendants alleging patent infringement.  The Parallel Networks complaint seeks unspecified damages, costs, interest and attorneys’ fees, and an injunction against all parties.  The Company filed an answer to the complaint on April 29, 2008.    On July 14, 2008, we and other defendants filed a motion to stay the lawsuit pending the reexamination of the patents-in-suit by the United States Patent and Trademark Office.  On December 23, 2008 that motion was denied.  On January 12, 2009, the court entered a revised Agreed Docket Control order setting a schedule for deadlines in the case.  The case against the Company was resolved by settlement and pursuant to a patent license agreement between the parties dated May 5, 2009, the Court dismissed with prejudice Parallel Networks’ claims against the Company on May 18, 2009.

In addition to the above cases, from time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business.  In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of ASC 450 (formerly FAS 5, Accounting for Contingencies).  In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense.

Note 8 — Stock Based Compensation

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

A summary of the status of the Company’s stock option plans at December 31, 2009 and changes during the period are presented in the table below (share numbers and aggregate intrinsic value in thousands):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2008	1,223	5,529	$13.41
Additional authorized	1,161	—	—
Granted	(159)	159	13.80
Exercised	—	(450)	6.10
Forfeited, cancelled or expired	549	(549)	15.51
Balances, December 31, 2009	2,774	4,689	$13.88	6.6	$26,490
Options vested and expected to vest at December 31, 2009		4,413	$13.57	6.5	$25,801
Options vested at December 31, 2009		3,572	$12.42	6.1	$23,662

As of December 31, 2008 and 2007, there were 3,237,000 and 1,917,000 options vested, respectively.

During the year ended December 31, 2009, the Company granted stock options to purchase an aggregate of 159,000 shares of common stock with a weighted average grant-date fair value of $6.61 per share.  In fiscal years ended December 2008 and 2007, the Company granted stock options to purchase an aggregate of 642,000 and 2,217,000 shares of common stock, respectively, with a weighted average grant-date value of $5.99 and $9.33 per share, respectively.

The total intrinsic value of options exercised during the twelve months ended December 31, 2009, 2008 and 2007 was $3,963,000, $3,662,000 and $18,136,000, respectively. Net cash proceeds from the exercise of stock options were $2,740,000 for the twelve months ended December 31, 2009.

The Company has $10.3 million of state net operating losses, associated with windfall tax benefit that will be recorded in additional paid in capital when realized.  In 2009, the Company recognized all of its federal net operating losses associated with windfall tax benefits from the exercise of options.

Valuation of Stock Options
The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the twelve months ended December 31, 2009, 2008, and 2007, were as follows:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	—	—	—
Annual risk free rate of return	2.3%	2.5%	4.1%
Expected volatility	54.1%	51.7%	45.0%
Expected term (years)	4.6	4.4	4.4

  Employee stock-based compensation expense recognized during the years ended December 31, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

  The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan.  The cost of RSUs is determined using the fair value of the Company's common stock on the date of grant.  RSUs typically vest and become exercisable annually, based on a two, three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the twelve months ended December 31, 2009, is as follows (share numbers in thousands):

	Restricted Stock Units & Awards	Weighted Average Grant Date Fair Value
Balances, December 31, 2008	958	$12.11
Granted	1,513	10.58
Released	(398)	13.74
Forfeited, cancelled or expired	(182)	12.89
Balances, December 31, 2009	1,891	$10.48
Restricted stock units expected to vest, December 31, 2009	1,546

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the RSU grants for the twelve months ended December 31, 2009 are 326,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance criteria are tied to the Company’s quarterly financial performance and the vesting period is three years.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  As of December 31, 2009, the performance criteria for all fiscal quarters were met and the associated stock based compensation has been recognized.

In connection with the acquisition of TinyPictures, Inc. on September 10, 2009, the Company granted PBRSUs to existing TinyPictures employees. Vesting of these awards is contingent on achieving certain performance milestones and continued employment.  The Company will begin recognizing stock based compensation in the period in which achievement of each milestone is deemed probable.  In 2009, the Company recognized $313,000 in stock based compensation associated with this performance program.

During the years ended December 31, 2009 and 2008, the fair value of awards vested were $5,733,000 and $699,000, respectively.

Inducement Awards

During the twelve months ended December 31, 2009, the Company granted inducement awards of restricted stock units to an executive.  These inducement grants were approved by the Company’s Board of Directors and were not issued under a shareholder approved plan.  A total of 200,000 restricted stock units were granted under this nonqualified agreement.  These grants vest over a three year period beginning on the grant date.

At December 31, 2009, the Company had $21,401,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and stock awards that will be recognized over a weighted-average period of approximately two years.

Note 9 — Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2009	2008	2007

Federal:
Current	$5,440	$727	$206
Deferred	(2,162)	2,640	5,013
	3,278	3,367	5,219
State:
Current	977	1,156	216
Deferred	(741)	(2,952)	699
	236	(1,796)	915
Total income tax expense (benefit):
Current	6,417	1,883	422
Deferred	(2,903)	(312)	5,712
	$3,514	$1,571	$6,134

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s actual tax expense (benefit) differed from the statutory federal income tax rate of 34.0%, as follows:

	December 31,
	2009	2008	2007

Income tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes	3.5%	(3.7)%	4.6%
Stock-based compensation	6.2%	16.7%	2.6%
R&D tax credit	(6.3)%	(17.4)%	(1.7)%
Other	0.1%	0.4%	(0.5)%
	37.5%	30.0%	39.0%

At December 31, 2009, the Company had approximately $32.7 million of state net operating loss carryforwards to reduce future regular taxable income. These carryforwards will expire beginning in the year 2014 through 2016 for state purposes, if not utilized.  The Company recognized the remaining federal net operating loss carryforward in 2009, except for federal net operating losses associated with the Company's acquisition of TinyPictures in the amount of $1.7 million.  The Company will begin accruing current cash taxes payable for federal purposes in 2010.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards.

The Company also had federal and state research and development credit carryforwards of approximately $1.8 million and $1.8 million for federal and state income tax purposes, respectively, at December 31, 2009. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes.  The research and development tax credit will expire starting in 2018 for federal and 2023 for Arizona.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$1,837	$1,240
Reserves and other tax benefits	6,909	4,701
Tax credits	4,508	4,499
Depreciation and amortization	2,897	2,612
Other	766	408
Deferred tax assets	16,917	13,460
Deferred tax liabilities:
Deferred tax liabilities	—	—
Net deferred tax assets	$16,917	$13,460

As of January 1, 2009, the Company had $1,766,000 of unrecognized tax benefits.  As of December 31, 2009, the Company booked an additional $551,000 for unrecognized tax benefits for fiscal 2009.  A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the twelve month periods ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Balance of unrecognized tax benefits at January 1	$1,766	$756	$1,200
Additions for tax positions of prior years	-	455	-
Additions for tax positions related to current year	551	555	259
Reductions for tax positions of prior years	(138)	-	(607)
Settlement of franchise tax audit	-	-	(96)
Balance of unrecognized tax benefits at December 31	$2,179	$1,766	$756

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.  The amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

As of December 31, 2009, the Company is subject to taxation in the United States, California, and fourteen other jurisdictions in the United States.

Note 10 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2009 and 2008, there were no discretionary contributions.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for the years ended December 31, 2009 and 2008,  are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$36,012	$38,858	$40,495	$131,067
Gross Profit	$16,340	$18,789	$19,075	$80,580
Net income (loss)	$(6,232)	$(5,655)	$(6,346)	$24,086

Net income (loss) per common share:
Basic	$(0.25)	$(0.22)	$(0.25)	$0.93
Diluted	$(0.25)	$(0.22)	$(0.25)	$0.88

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$34,338	$35,447	$35,953	$107,742
Gross Profit	$16,401	$18,058	$17,502	$65,306
Net income (loss)	$(3,762)	$(4,146)	$(2,800)	$14,369

Net income (loss) per common share:
Basic	$(0.15)	$(0.17)	$(0.11)	$0.57
Diluted	$(0.15)	$(0.17)	$(0.11)	$0.56

Schedule II
Valuation and Qualifying Accounts

Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2007	$—	—	—	—	—
Year ended December 31, 2008	$—	—	—	—	—
Year ended December 31, 2009	$—	23	—	—	23

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

   Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

   The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

  Remediation of Material Weakness

     In Management's Report on Internal Control over Financial Reporting included in our restated Annual Report on Form 10-K/A for the year ended December 31, 2008, and our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, our management concluded that, as of December 31, 2008 and September 30, 2009, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP due to the following material weakness:

•
 We did not maintain effective controls to ensure the completeness and accuracy of stock-based compensation expense. Specifically, we did not maintain effective controls to ensure the proper application of forfeiture rates in the calculation of stock-based compensation expense in accordance with generally accepted accounting principles.  In October 2009, the Company became aware of a recent alert from its third party software provider which noted that prior versions of its software did not properly calculate stock-based compensation when users selected the option to use a weighted average forfeiture rate for all tranches of a particular award, as opposed to selecting the option to apply individual forfeiture rates to each tranche. The error was isolated to a single standard report provided in the software package that calculated the stock based compensation to be recorded for a given date range. As a result, when the report was generated, for individual tranches that vested during a stated date range, the stock based compensation expense calculated on the report and associated with that tranche did not equal at least 100 percent of the grant date fair value of the award as required under generally accepted accounting principles.

Subsequent to the identification of the material weakness in October 2009, we have taken the following remediation measures related to the calculation of stock-based compensation expense, the application of the forfeiture rate, and the overall reliance on the third party software information for financial reporting purposes:

•
Identified all significant reports generated from the third party equity software related to financial reporting and implemented controls over the completeness and accuracy of these reports. These controls consist of:

(i)	cross-validating report data to another source,

(ii)	manually recalculating the report data to ensure that the software is producing results compliant with generally accepted accounting principles, and

(iii)	manually calculating stock-based compensation on an individual grant basis for a sample of equity awards to verify that the report data is consistent with our expected outcome.

•
Enhanced existing financial reporting controls to include additional review steps with respect to significant reports generated from the third party equity software, including review of alerts and updates from the third party equity software provider, review of report parameters and review of events that would impact accounting for equity-related accounts and disclosures.

During the quarter ended December 31, 2009, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above has been remediated as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

   As described above under Remediation of Material Weakness, there were changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information concerning the role of compensation consultants is incorporated by reference to information set forth in the Proxy Statement.

The information concerning board leadership structure and role in risk oversight is incorporated by reference to information set forth in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item with respect to executive compensation, risk management and the compensation committee of the Board of Directors is incorporated by reference to information set forth in the Proxy Statement.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES .

(a) The following documents are filed as part of this annual report:

1.  Financial Statements.  The consolidated financial statements of Shutterfly, Inc. are incorporated by reference to Part II, Item 8 of this annual report.

2.  Financial Statement Schedule.  The Valuation and Qualifying Accounts schedule is incorporated by reference to Part II, Item 8 of this annual report.

3.  Exhibits.  We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: February 8, 2010	By:	/s/ Mark J. Rubash Mark J. Rubash Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date
/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2010

/s/ Mark J. Rubash Mark J. Rubash	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2010

/s/ Philip A. Marineau Philip A. Marineau	Chairman of the Board of Directors and Director	February 8, 2010

/s/ Eric J. Keller Eric J. Keller	Director	February 8, 2010

/s/ Stephen J. Killeen Stephen J. Killeen	Director	February 8, 2010

/s/ Nancy J. Schoendorf Nancy J. Schoendorf	Director	February 8, 2010

/s/ Brian T. Swette Brian T. Swette	Director	February 8, 2010

/s/ James N. White James N. White	Director	February 8, 2010

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Registrant’s Restated Bylaws.	S-1	333-135426	June 29, 2006	3.05
4.01	Form of Registrant’s common stock certificate.	S-1	333-135426	June 29, 2006	4.01
4.02	Fifth Amended and Restated Investors’ Rights Agreement, dated as of November 11, 2005, by and among the Registrant and certain investors of Registrant.	S-1	333-135426	June 29, 2006	4.02
10.01	Form of Indemnity Agreement.	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*	S-1/A	333-135426	June 29, 2006	10.03
10.04	Lease Agreement, as amended, dated July 5, 1999, by and between the Registrant and Westport Joint Venture, as amended to date.	S-1	333-135426	June 29, 2006	10.04
10.05	Agreement of Lease, dated as of August 1, 2005, by and between the Registrant and DCT-CA 2004 RN Portfolio L, LP, as amended to date.	S-1	333-135426	June 29, 2006	10.05
10.06	Lease, dated as of March 7, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.06
10.07	Lease, dated as of April 6, 2000, by and between the Registrant and 3168 Corporate Place Associates, LLC, as amended to date.	S-1	333-135426	June 29, 2006	10.07
10.08	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.09	Offer letter dated March 25, 2005 for Douglas J. Galen.*	S-1	333-135426	June 29, 2006	10.12
10.10	Supply Agreement, dated as of September 15, 2005, by and between Registrant and Fuji Photo Film U.S.A., Inc.**	S-1	333-135426	June 29, 2006	10.14
10.11	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.12	Supply Agreement, dated as of April 20, 2007, by and between Registrant and FujiFilm U.S.A, Inc.**	10-Q	001-33031	August 1, 2007	10.18
10.13	Offer letter dated May 17, 2007 for Kathryn E. Olson.*	10-K	001-33031	March 10, 2008	10.19
10.14	Offer letter dated November 27, 2007 for Mark J. Rubash.*	10-K	001-33031	March 10, 2008	10.20
10.15	Lease Agreement, as amended, dated as of December 22, 2006, by and between the Registrant and 3915 Shopton Road, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.22
10.16	First Amendment to Lease (Expansion), dated as of April 30, 2007, by and between the Registrant and Westport Office Park, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.23
10.17	Transition Agreement between the Registrant and Stanford Au dated August 26, 2008.*	8-K	001-33031	August 27, 2008	99.1
10.18	Lease Agreement between Liberty Cotton Center LLC and the Registrant, dated August 22, 2008, as amended on October 29, 2008.	10-Q	001-33031	October 31, 2008	10.02
10.19	Amendment to Offer Letter dated December 26, 2008 for Mark J. Rubash.*	10-K	001-33031	February 24, 2009	10.19
10.20	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.20
10.21	Amendment to Offer Letter dated December 31, 2008 for Douglas J. Galen.*	10-K	001-33031	February 24, 2009	10.21
10.22	Amendment to Offer Letter dated December 31, 2008 for Kathryn E. Olson.*	10-K	001-33031	February 24, 2009	10.22
10.23	Temporary Sublease, Assignment and Assumption of Lease and Consent to Assignment, dated May 7, 2008, by and between the Registrant and MetricStream, Inc.	10-K	001-33031	February 24, 2009	10.23
10.24	Transition Agreement between the Company and Kathryn E. Olson dated March 20, 2009.*	10-Q	001-33031	May 1, 2009	10.01
10.25	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.02
10.26	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.03
10.27	Offer Letter between Company and Peter Elarde, dated August 30, 2001.*	10-Q	001-33031	May 1, 2009	10.04
10.28	Amendment to Offer Letter dated December 30, 2008 for Peter Elarde.*	10-Q	001-33031	May 1, 2009	10.05
10.29	Offer Letter between Company and Neil Day, dated April 17, 2009.*	10-Q	001-33031	July 31, 2009	10.01
21.01	Subsidiaries of the Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 107 of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
__________

*	Represents a management contract or compensatory plan.

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