Form 10-Q
period 2010-03-31
SHUTTERFLY INC
filed 2010-05-03
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2010
Common stock, $0.0001 par value per share	26,855,183 shares

TABLE OF CONTENTS

Page Number
Part I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet	3
Consolidated Income Statement	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II - Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities And Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 5. Other Information	43
Item 6. Exhibits	44
Signatures
Index to Exhibits
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 10.05
EXHIBIT 10.06
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$109,264	$132,812
Short-term investments	47,550	47,925
Accounts receivable, net	4,297	5,472
Inventories	2,751	2,968
Deferred tax asset, current portion	2,481	2,243
Prepaid expenses and other current assets	9,938	4,501
Total current assets	176,281	195,921
Property and equipment, net	41,858	41,845
Goodwill and intangible assets, net	12,932	13,406
Deferred tax asset, net of current portion	15,987	14,674
Other assets	5,339	5,467
Total assets	$252,397	$271,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,782	$13,116
Accrued liabilities	13,685	32,793
Deferred revenue	8,236	8,602
Total current liabilities	27,703	54,511
Other liabilities	1,671	1,638
Total liabilities	29,374	56,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 26,799 and 25,909 shares issued and outstanding on March 31, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	239,000	226,410
Accumulated deficit	(15,980)	(11,249)
Total stockholders' equity	223,023	215,164
Total liabilities and stockholders' equity	$252,397	$271,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$45,742	$36,012
Cost of net revenues	22,578	19,672
Gross profit	23,164	16,340
Operating expenses:
Technology and development	12,169	10,994
Sales and marketing	10,157	7,797
General and administrative	8,801	6,945
Total operating expenses	31,127	25,736
Loss from operations	(7,963)	(9,396)
Interest expense	(21)	(88)
Interest and other income, net	242	324
Loss before income taxes	(7,742)	(9,160)
Benefit from income taxes	3,011	2,928
Net loss	$(4,731)	$(6,232)

Net loss per share — basic and diluted	$(0.18)	$(0.25)
Weighted-average shares outstanding — basic and diluted	26,238	25,148

Stock-based compensation is allocated as follows:
Cost of net revenues	$131	$95
Technology and development	801	633
Sales and marketing	1,102	716
General and administrative	2,340	1,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,731)	$(6,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,373	6,249
Amortization of intangible assets	647	457
Stock-based compensation, net of forfeitures	4,374	2,804
Gain on disposal of property and equipment	-	13
Deferred income taxes	(1,551)	1,961
Tax benefit from stock-based compensation	2,653	-
Excess tax benefits from stock-based compensation	(2,876)	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,175	2,705
Inventories	217	482
Prepaid expenses and other current assets	(5,437)	(4,671)
Other assets	(47)	(337)
Accounts payable	(8,688)	(7,786)
Accrued and other liabilities	(20,007)	(14,412)
Deferred revenue	(366)	(491)
Net cash used in operating activities	(28,264)	(19,258)
Cash flows from investing activities:
Purchases of property and equipment	(3,243)	(2,150)
Capitalization of software and website development costs	(802)	(824)
Proceeds from the sale of auction rate securities	375	-
Net cash used in investing activities	(3,670)	(2,974)
Cash flows from financing activities:
Principal payments of capital lease obligations	(3)	(59)
Proceeds from issuance of common stock upon exercise of stock options	5,513	57
Excess tax benefits from stock-based compensation	2,876	-
Shares withheld for payment of employee's withholding tax liability	-	(56)
Net cash provided by (used in) financing activities	8,386	(58)
Net decrease in cash and cash equivalents	(23,548)	(22,290)
Cash and cash equivalents, beginning of period	132,812	88,164
Cash and cash equivalents, end of period	$109,264	$65,874

Supplemental schedule of non-cash investing activities
Net increase in accrued purchases of property and equipment	$2,291	$2,008

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period.

The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest or penalties were accrued as of December 31, 2009 or March 31, 2010.

At March 31, 2010, the Company had $10.3 million of state net operating losses, associated with windfall tax benefits that will be recorded as additional paid-in capital when realized.  A tax windfall is created when the tax deduction associated with stock options exercised and vesting of restricted stock units exceeds the recognized stock-based compensation expense.  The Company is subject to taxation in California and other jurisdictions in the United States.

Recent Accounting Pronouncements

  Effective January 1, 2010, the Company adopted revised guidance intended to improve disclosures related to fair value measurements, issued by the Financial Accounting Standards Board ("FASB"). This guidance requires the Company to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements information of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires the Company to provide certain disaggregated information on the fair value of financial assets and requires the Company to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. The Company has provided the additional required disclosures effective January 1, 2010.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2010, is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2009	4,689	$13.88
Granted	63	19.69
Exercised	(526)	10.49
Forfeited, cancelled or expired	(130)	18.07
Balances, March 31, 2010	4,096	$14.29	6.5	$42,836
Options vested and expected to vest at March 31, 2010	3,856	$14.00	6.4	$41,321
Options vested at March 31, 2010	3,159	$12.99	6.0	$36,767

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2010, the Company granted options to purchase an aggregate of 63,000 shares of common stock with an estimated weighted-average grant-date fair value of $8.55 per share. The total intrinsic value of options exercised during the three months ended March 31, 2010, was $5.7 million.  Net cash proceeds from the exercise of stock options were $5.5 million for the three months ended March 31, 2010.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2010 and 2009, were as follows:

	Three Months Ended March 31,
	2010	2009
Dividend yield	—	—
Annual risk free rate of return	2.4%	1.8%
Expected volatility	49.0%	59.9%
Expected term (years)	4.6	4.7

Employee stock-based compensation expense recognized in the three months ended March 31, 2010 and 2009, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

 The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant.  RSUs typically vest and become exercisable annually, based on a two, three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

    Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2010, is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2009	1,891	$10.48
Granted	717	19.46
Vested	(364)	9.48
Forfeited, cancelled or expired	(61)	10.60
Balances, March 31, 2010	2,183	$13.59

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the RSU grants for the three months ended March 31, 2010, are 162,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance condition is tied to the Company’s future performance, and the service criteria are consistent with the vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At March 31, 2010, the Company had $28,812,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

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

A summary of the net loss per share for the three months ended March 31, 2010 and 2009, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Historical net loss per share:
Numerator
Net loss	$(4,731)	$(6,232)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	26,238	25,148
Net loss per share — basic and diluted	$(0.18)	$(0.25)

  The following weighted-average outstanding stock options, restricted stock units, and shares subject to repurchase were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options, restricted stock units, and shares subject to repurchase	6,448	6,685

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurement

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of March 31, 2010 (in thousands):

	March 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$103,579	$103,579	$—	$—
Short-term investments:
Auction rate securities	41,057	—	—	41,057
Rights on ARS securities	6,493	—	—	6,493
Total financial assets	$151,129	$103,579	$—	$47,550

   Level 3 assets consist of auction rate securities (“ARS”) with an auction reset feature whose underlying assets are student loans that are substantially backed by the federal government. Because the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company’s ARS investments are held by UBS AG ("UBS"), one of the Company’s investment providers. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS purchased from UBS (approximately $47.6 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

    The Company has valued the ARS and Right using a discounted cash flow model based on  Level 3 assumptions.  As of March 31, 2010, the fair value of the ARS investments and Right were $41.1 million and $6.5 million, respectively.  The assumptions used in valuating the ARS and the Right include estimates of, based on data available as of March 31, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS and bearer risk associated with UBS's financial ability to repurchase the ARS beginning June 30, 2010.  At March 31, 2010, approximately 76% of these ARS investments were AAA-rated and 24% were AA-rated and all investments have continued to pay interest on schedule.

During the three months ended March 31, 2010, the Company liquidated $0.4 million (at par value) ARS investments that were called by the issuers.  The Company intends to exercise the UBS Right on June 30, 2010, and as a result, these ARS investments and the Right are classified as short-term investments as of March 31, 2010.

The following table provides a summary of changes in fair value of the Company’s ARS investments and the Right which are both Level 3 assets as of March 31, 2010 (in thousands):

	Right	ARS
Balance at December 31, 2009	$6,266	$41,659
Sale of auction rate securities	-	(375)
Unrealized gain/(loss) included in earnings (Interest and other income, net)	227	(227)
Balance at March 31, 2010	$6,493	$41,057

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Balance Sheet Components

Property and Equipment

	March 31, 2010	December 31, 2009
	(in thousands)
Computer and other equipment	$89,716	$84,754
Software	7,680	7,122
Leasehold improvements	6,848	6,848
Furniture and fixtures	2,969	2,956
Capitalized software and website development costs	18,347	17,494
	125,560	119,174
Less: Accumulated depreciation and amortization	(83,702)	(77,329)
Net property and equipment	$41,858	$41,845

Property and equipment includes $35,000 and $1,212,000 of equipment under capital leases at March 31, 2010 and December 31, 2009, respectively. Accumulated depreciation relating to assets under capital leases totaled $24,000 and $1,199,000 at March 31, 2010 and December 31, 2009, respectively.

Depreciation and amortization expense totaled $6,373,000 and $6,249,000 for the three months ended March 31, 2010 and 2009, respectively.

Accrued Liabilities

	March 31, 2010	December 31, 2009
	(in thousands)
Accrued marketing expenses	$4,403	$10,548
Accrued compensation	3,388	5,227
Accrued purchases	1,727	1,228
Accrued income and sales taxes	1,108	5,517
Accrued production costs	725	7,241
Accrued other	2,334	3,032
	$13,685	$32,793

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies

Leases

  The Company entered into a new lease agreement for its Redwood City, California corporate buildings which commenced in March 2010 and will expire in 2017.  Rent expense is recorded on a straight-line basis over the lease term.  Because the lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense and the amount payable under the lease is recognized as deffered rent.

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

Line of Credit

On June 29, 2009, the Company entered into a line of credit facility (the “Facility”) with Silicon Valley Bank.  The Facility is a $20.0 million 360-day revolving line of credit, and is collateralized by substantially all of the assets of the Company.  The Company will use amounts borrowed under the Facility, if any, to finance the Company’s working capital needs and for general corporate purposes, including future acquisitions.  The line of credit also has debt covenants which require the maintenance of certain financial ratios.  As of March 31, 2010, the Company was in compliance with those covenants.  As of March 31, 2010, the Company has not drawn on the line of credit.  The Company incurred $82,000 of Facility origination costs which have been capitalized within prepaid expenses and is being amortized over the 12 month term of the Facility.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, trends in key metrics such as number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2010, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting cards and stationery, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We currently manufacture these items in our Charlotte, North Carolina and Phoenix, Arizona manufacturing facilities.  By controlling the production process in our own manufacturing facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of print and photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our revenue during our fourth fiscal quarter.

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

Personalized products and services
Our personalized products and services revenues are derived from the sale of photo-based products, such as photo books, greeting and stationery cards, calendars and other photo-based merchandise and ancillary products and services, and the related shipping revenues. Revenue from our advertising and sponsorship activities and referral fees are also included in PPS revenue.  Our referral fees have been approximately 3.0%, 3.1% and 2.5% of our net annual revenues for 2007, 2008, and 2009.  Our referral fee program was discontinued effective March 31, 2010 and as a result we will have no referral fee revenue subsequent to the current quarter.

Prints
We also generate revenue from photo prints and the associated shipping revenue.  Photo prints consist of wallet, 2x6, 4x6, 5x7, 8x10, photocards and large format sizes.

Commercial Print Services
In order to use available print capacity during low volume periods and to leverage our large installed base of digital presses, we began providing commercial printing services in 2008. In 2008 and 2009, we entered into various strategic relationships with marketing companies to provide high quality printing services.  We continue to focus our efforts in expanding our presence in this market.

 All of our consumer revenue is recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders through our website and pay primarily by using credit cards.  Advertising and commercial print customers are invoiced upon fulfillment.

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

Cost of Net Revenues.   Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service, any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website development costs, and patent royalties.  In addition, during the three months ended March 31, 2009, cost of net revenues includes certain costs associated with the closure of our Hayward manufacturing and production facility.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.   We recognized a final payment due from one of the agreements in the first quarter of fiscal year 2010.

Interest Expense.   Interest expense consists of interest costs recognized under our capital lease obligations as well as costs associated with our line of credit facility.

Interest and other income, net.   Interest and other income, net consists of the interest earned on our cash and investment accounts as well as gains/losses on our trading securities and the Right from UBS entitling us to sell at par value auction-rate securities previously purchased from UBS (approximately $47.6 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012.

Income Taxes.    Historically, we have only been subject to taxation in the United States because we only operate within the United States.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended March 31,
	2010	2009
Net revenues	100%	100%
Cost of net revenues	49%	55%
Gross profit	51%	45%
Operating expenses:
Technology and development	27%	31%
Sales and marketing	22%	22%
General and administrative	19%	19%
Loss from operations	(17)%	(26)%
Interest expense	0%	0%
Interest and other income, net	1%	1%
Loss before income taxes	(16)%	(25)%
Benefit from income taxes	6%	8%
Net loss	(10)%	(17)%

Comparison of the Three Month Periods Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Net revenues	$45,742	$36,012	$9,730	27%
Cost of net revenues	22,578	19,672	2,906	15%
Gross profit	23,164	16,340	6,824	42%
Percentage of net revenues	51%	45%

         Net revenues increased $9.7 million, or 27%, for the three months ended March 31, 2010, as compared to the same period in 2009. Revenue growth was attributable to an increase in personalized products and services revenues and revenue from our commercial print initiative, offset by a decrease in print revenue. PPS revenues increased $9.2 million, or 43%, to $30.5 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in PPS is primarily a result of increased sales of photo books and stationery cards.  PPS represented 67% of revenue compared to 59% in the same period in 2009.   Revenue from our commercial print initiative totaled $1.5 million, and represented 3% of our total net revenues.  Print revenue decreased $0.3 million, or 2%, to $13.7 million for the three months ended March 31, 2010, as compared to the same period in 2009. Print revenue represented 30% of revenue compared to 39% in the same period in 2009.  The decrease in overall print revenue is primarily due to a lower average sales price for 4x6 prints offset partially by continued stable growth in unit volumes.  In the first quarter of 2010, 4x6 print revenues represented 17% of total net revenues versus 23% in the first quarter of 2009.

 Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders and average order value, as noted below:

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(In thousands, except AOV amounts)
Customers	1,073	888	185	21%
Orders	1,673	1,471	202	14%
Average order value	$26.43	$24.01	$2.42	10%

     Cost of net revenues increased $2.9 million, or 15%, for the three months ended March 31, 2010 as compared to the same period in 2009.  As a percentage of net revenues, cost of net revenues decreased from 55% to 49% for the same comparable period, which increased gross margin from 45% in the first quarter of 2009 to 51% in the first quarter of 2010.  The increase in our gross margin percentage is primarily due to favorable improvements from product mix as well as labor efficiencies and improvements in material costs; partially offset by promotional discounts and lower-margin commercial print revenues.  In addition, during the three months ended March 31, 2009, we incurred various transition costs associated with the closure of our Hayward manufacturing facility that we did not incur in 2010.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Technology and development	$12,169	$10,994	$1,175	11%
Percentage of net revenues	27%	31%
Sales and marketing	10,157	7,797	2,360	30%
Percentage of net revenues	22%	22%
General and administrative	8,801	6,945	1,856	27%
Percentage of net revenues	19%	19%

    Our technology and development expense increased $1.2 million, or 11%, for the three months ended March 31, 2010, as compared to the same period in 2009.  As a percentage of revenue, this expense decreased from 31% to 27% for the same comparable period. The overall increase in technology and development expense was primarily attributable to an increase of $0.9 million related to personnel and related costs for employees and consultants involved with website development and website infrastructure support teams.  Professional and outside service fees also increased by $0.3 million and stock-based compensation increased by $0.2 million.  However, these factors were partially offset by a decrease in depreciation expense of $0.2 million. For the three months ended March 31, 2010, we capitalized $0.9 million in eligible costs, which includes $0.1 million of stock based compensation, associated with software developed or obtained for internal use, compared to $1.3 million in the same period in the prior year.

Our sales and marketing expense increased $2.4 million, or 30%, for the three months ended March 31, 2010, as compared to the same period in 2009.  As a percentage of net revenues, total sales and marketing expense remained flat at 22%.  The increase in sales and marketing expense was primarily due to an increase of $1.4 million related to expanded online advertising, direct response and partner marketing campaigns.  The increase is also attributable to a $0.6 million increase in personnel and related costs associated with the expansion of our internal marketing team and an increase of $0.4 million in stock based compensation.

Our general and administrative expense increased $1.9 million, or 27%, for the three months ended March 31, 2010 as compared to the same period in 2009. As a percentage of revenue, this expense remained flat at 19%. The increase was attributable primarily to $1.0 million of stock based compensation costs, $0.8 million of professional fees mainly related to legal and accounting, and $0.2 million for personnel related costs.   In the three months ended March 31, 2010, we also incurred a $0.3 million increase related to credit card fees which was driven by our increase in consumer product revenue as compared to the same period in the prior year.  This increase was partially offset by the final installment payment from a cross-licensing agreement which was received in the three months ended March 31, 2010.

	Three Months Ended March 31,
	2010	2009	Change
	(In thousands)
Interest expense	$(21)	$(88)	$67
Interest and other income, net	$242	$324	$(82)

Interest expense decreased by $67,000 or 76% for the three months ended March 31, 2010, as compared to the same periods in 2009, due to the expiration of the line of credit with JP Morgan in April 2009.  We completed a replacement facility with Silicon Valley Bank on June 29, 2009, and incurred lower origination costs resulting in a decrease in amortization expense as compared to the same period in the prior year.

Interest and other income, net decreased by $82,000 or 25% for the three months ended March 31, 2010, as compared to the same period in 2009.  The decrease is primarily due to an overall lower yield on our investment portfolio relative to our investment balances in the comparable prior year period.  During the three months ended March 31, 2010, we recorded a $0.2 million mark-to-market loss on our auction-rate securities that have been classified as trading securities which was entirely offset by a $0.2 million gain on the UBS Right.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Income tax benefit	$3,011	$2,928
Effective tax rate	39%	32%

The benefit for income taxes was $3.0 million for the three months ended March 31, 2010, compared to the benefit of $2.9 million for the same period in 2009. The increase in our effective tax rate was primarily the result of the exclusion of federal research and development credits in the three months ended March 31, 2010, compared to same period in the prior year.  The United States Congress has not extended the tax credits for research and development activities as of March 31, 2010.  Therefore, we cannot include this credit in our tax rate calculation.

As of March 31, 2010, we had approximately $32.7 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2014 for state tax purposes.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Loss before income taxes	$(7,742)	$(9,160)
Net loss	(4,731)	(6,232)

Net loss decreased by $1.5 million for the three months ended March 31, 2010 as compared to the same period in 2009. As a percentage of net revenue, net loss was 10% and 17% for the three months ended March 31, 2010 and March 31, 2009, respectively.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$3,243	$2,150
Capitalization of software and website development costs	802	824
Depreciation and amortization	7,020	6,706
Cash flows used in operating activities	(28,264)	(19,258)
Cash flows used in investing activities	(3,670)	(2,974)
Cash flows provided by (used in) financing activities	8,386	(58)

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

      At March 31, 2010, we held approximately $47.6 million par value of variable rate bond investments with a fair value of approximately $41.1 million, classified as short-term investments, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore the ARS continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.  At March 31, 2010, approximately 76% of these ARS investments were AAA-rated and 24% were AA-rated and all investments have continued to pay interest on schedule.  During the three months ended March 31, 2010 we liquidated $0.4 million (at par value) ARS investments that were called by the state issuers.

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

As of March 31, 2010, we had access to cash and cash equivalents and other liquid investments, totaling $109.3 million.  In addition, to supplement our overall liquidity position, we have a 360-day revolving credit facility with a financial institution to provide up to $20.0 million in additional capital resources that expires in June 2010.  As of March 31, 2010, no amounts have been drawn against this facility.

We anticipate that total 2010 capital expenditures will range between 7% to 9% of annual net revenues.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. Our expenditures also include costs associated with capitalized software and website development.  This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities. For the three months ended March 31, 2010, net cash used in operating activities was $28.3 million, primarily due to our net loss of $4.7 million and the net change in operating assets and liabilities of $33.2 million.  The net change in operating assets and liabilities is primarily a result of the seasonality of our business which requires us to use cash flows in the first fiscal quarter of the year to settle liabilities incurred during the high-volume fourth quarter of fiscal 2009.  In addition, net cash used in operating activities was adjusted for non-cash items including $6.4 million of depreciation and amortization expense, $1.6 million of provision for income taxes and $4.4 million of stock-based compensation. Another non-cash item included in operating activities is $0.6 million of amortization of intangible assets which includes $0.2 million of amortization of prepaid royalties associated with intellectual property licenses that were entered into during 2009.

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

Investing Activities. For the three months ended March 31, 2010, net cash used in investing activities was $3.7 million.  We used $3.2 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $0.8 million of capitalized software and website development.  The use of cash was offset by cash provided from the liquidation of $0.4 million (at par value) of our ARS investments that were called by various issuers at par.

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

Financing Activities. For the three months ended March 31, 2010, net cash provided by financing activities was $8.4 million, primarily from $5.5 million of proceeds from issuance of common stock from the exercise of options and $2.9 million from excess tax benefit from stock-based compensation.

For the three months ended March 31, 2009, net cash used by financing activities was $0.1 million, primarily for payments of capitalize lease obligations and for employee withholding tax liability for restricted shares vested offset by proceeds from issuance of common stock.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor two financial measures, adjusted EBITDA and free cash flow which meet the definition of Non-GAAP financial measures. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock-based compensation.  Free cash flow is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs.  Management believes these Non-GAAP financial measures reflect an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows.  Refer below for a reconciliation of both adjusted EBITDA and free cash flow to the most comparable GAAP measure.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of revenue for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$45,742	36,012

Non-GAAP Adjusted EBITDA	3,431	114
EBITDA % of Revenue	8%	0%

Free cash flow	(2,905)	(4,868)
Free cash flow % of Revenue	(6)%	(14)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and improving our free cash flows.  For the three months ended March 31, 2010 and 2009, our adjusted EBITDA profitability was $3.4 million and $0.1 million, respectively.  This EBITDA improvement resulted from a consistent, sustained effort to manage our cost structure in line with our revenue growth and reflects our commitment of delivering increasing profitability.  During the three months ended March 31, 2010 and 2009, we experienced negative free cash flows of $2.9 million and $4.9 million, respectively. However, during the fiscal year, we take steps designed to preserve the opportunity to achieve full year positive free cash flows.  For example, on an annual basis, our capital expenditures have decreased each year from 2007 to 2009, as we continue to make strategic capital investments to support our overall growth as a business, improve efficiencies in our production and satisfy our customer needs while improving our cost imperatives.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow for discretionary expenditures.  For example, free cash flow does not incorporate payments made on capital lease obligations or cash requirements to comply with debt covenants.  Therefore, we believe that it is important to view free cash flow as a complement to our consolidated financial statements as reported.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, net loss for the three months ended March 31, 2010 and 2009 (in thousands):

Reconciliation of Non-GAAP Adjusted EBITDA	Three Months Ended March 31,
	2010	2009

Net loss	$(4,731)	$(6,232)

Add back:
Interest expense	21	88
Interest and other income, net	(242)	(324)
Tax provision	(3,011)	(2,928)
Depreciation and amortization	7,020	6,706
Stock-based compensation expense	4,374	2,804
Non-GAAP Adjusted EBITDA	$3,431	$114

Reconciliation of Non-GAAP Adjusted EBITDA to Free Cash Flow	Three Months Ended March 31,
	2010	2009

Non-GAAP Adjusted EBITDA	$3,431	$114
Less: Purchases of property and equipment, including accrual amounts	(5,534)	(4,158)
Less: Capitalized technology & development costs	(802)	(824)
Free cash flow	$(2,905)	$(4,868)

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

Recent Accounting Pronouncements

  Effective January 1, 2010, we adopted revised guidance intended to improve disclosures related to fair value measurements, issued by the Financial Accounting Standards Board ("FASB"). This guidance requires us to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements information of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires us to provide certain disaggregated information on the fair value of financial assets and requires us to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. We have provided the additional required disclosures effective January 1, 2010.

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

At March 31, 2010, we held approximately $47.6 million par value of variable rate bond investments with a fair value of approximately $41.1 million, classified as short-term investments, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore the ARS continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.  At March 31, 2010, approximately 76% of these ARS investments were AAA-rated and 24% were AA-rated and all investments have continued to pay interest on schedule.

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

Although these investments continue to be illiquid, during the three months ended March 31, 2010 we liquidated $0.4 million (at par value) ARS investments that were called by the state issuers.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, our operations and financial performance depend on general economic conditions.  The U.S. economy is experiencing a slow economic recovery from a deep recession, concerns about inflation, low consumer confidence, high unemployment rate and other adverse business conditions.  Fluctuations in the U.S. economy such as the recent recession could cause, among others, prolonged decline in consumer spending and increase in the cost of labor and materials.  These conditions could exacerbate variability in our forecasting and could negatively affect our results of operations.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total 2010 capital expenditures will range between 7% to 9% of 2010 net revenues.  Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona manufacturing facilities could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

         Weak economic conditions and low consumer spending and consumption may harm our operating results.  Purchases of our products are often discretionary. If the economic climate does not improve, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.  In addition, the current economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities.  A prolonged and slow economic recovery may also lead to additional restructuring actions and associated expenses.  For example, during the first quarter of 2009, we reduced our headcount by 5%.  Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs on to our customers.  The resulting increased expenses and/or reduced income would negatively impact our operating results.

       If the economic recovery is slow, or if the economy enters a prolonged period of decelerating growth, our results of operations may be further harmed.

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

Demand for our products and services is sensitive to price, especially in times of slow economic growth and consumer conservatism. Many external factors, including our production and personnel costs, consumer sentiment and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure, specifically for 4x6 prints, in order to remain competitive.  Like 4x6 prints, most of our other products are also offered by our competitors.  If in the future, due to competitor activities or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

●	Photo-related software companies such as Apple, Microsoft and Corel;

●	Social media companies that host images such as MySpace, Facebook and Hi5;

●	Specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Minted, Picaboo and Blurb; and

●	Self-publishing companies and services such as Lulu, CafePress and Amazon's CreateSpace.

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

At March 31, 2010, we held approximately $47.6 million par value of variable rate debt obligations with a fair value of approximately $41.1 million, classified as short-term investments, with an auction reset feature (“Auction Rate Securities”) whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  Therefore our Auction Rate Securities continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value Auction Rate Securities purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  We intend to exercise the UBS Rights on June 30, 2010.  If UBS has insufficient funding to buy back those Auction Rate Securities and the auction process continues to fail, then we may incur further losses on the securities’ carrying value.  UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

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

In order to attract and retain key personnel, we plan to amend our equity incentive plan to provide for automatic increases through 2013 and may need to grant inducement equity awards outside of the plan, which would dilute the ownership of our existing stockholders.

In 2006, the Board authorized three automatic annual increases to our 2006 Equity Incentive Plan (“2006 Plan”).  Each annual increase was limited to (a) 4.62% of common stock issued and outstanding on the December 31 immediately prior to the date of increase or (b) a lesser number as determined by the Board.  This provision expired after the last annual increase in January 2010, and we propose to our stockholders at the 2010 annual meeting to approve an amendment to our 2006 Plan to implement a new similar “evergreen” provision.  According to the proposed amendment, the number of shares available for issuance under the 2006 Plan will automatically increase as follows: (x) on January 1, 2011 by 3.5% of the number of shares issued and outstanding under the 2006 Plan on December 31, 2010; (y) on January 1, 2012 by 3.3% of the number of shares issued and outstanding under the 2006 Plan on December 31, 2011, and (z) on January 1, 2013 by 3.1% of the number of shares issued and outstanding under the 2006 Plan on December 31, 2012.  In addition, in order to attract key personnel, the Board authorized 380,000, 135,100 and 200,000 additional inducement stock option grants and restricted stock awards to supplement our 2006 Plan, which were granted in 2007, 2008 and 2009, respectively.  Inducement stock options and awards are granted to certain employees upon hire and do not require shareholder approval.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our 2006 Plan.  Moreover, if our stockholders reject the proposed new evergreen provision of our 2006 Plan, we may need to make more inducement equity grants outside of the 2006 Plan.  An increase of the shares available for issuance under the 2006 Plan and grants of awards from it, as well as further inducement equity awards outside of the 2006 Plan will cause dilution to our stockholders.

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

  We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4x6 prints. In March 2010, we renewed our supply agreement with Fuji which expires in March 2013.  If that agreement is not renewed before it expires in March 2013, or if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent a majority of the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

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

  Because vacation and other travel is one of the primary occasions in which our customers utilize their digital cameras, our net revenues and results of operations are affected by the level of vacation and other travel by our customers. Accordingly, downturns or weaknesses in the travel industry could harm our business.  Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic slowdowns such as those experienced in the U.S. and worldwide.  Events or weaknesses that could negatively affect the travel industry include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, safety concerns, including terrorist activities, pandemic disease  (including the influenza virus), inclement weather and airline bankruptcies or liquidations. In addition, high gasoline prices may lead to reduced travel in the United States. Any decrease in vacation or travel could harm our net revenues and results of operations.

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

As of March 31, 2010, we had 35 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “Shutterfly.” We hold registrations for the Shutterfly and other trademarks in our major markets of the United States and Canada, as well as in the European Community, Mexico, Japan, China, Australia and New Zealand. Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or one of our other marks. The Shutterfly brand is a critical component of our marketing programs. If we lose the ability to use the Shutterfly service mark in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brand and substantially harm our business and results of operations.

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

        We may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. For example, in April 2009 we and 21 other e-commerce companies were subpoenaed to provide information related to discount programs offered by three membership program companies, including Webloyalty Inc., one of our former business partners.  The resolution of such legal proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the visibility of our brand, we may regularly be involved in legal proceedings, government investigations or audits that could adversely affect our business and financial performance.

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

In October 2009, in connection with the restatement of our financial statements related to our accounting for stock-based compensation expense, we determined that we had a material weakness in our internal controls, which pertained to controls to ensure the completeness and accuracy of stock-based compensation expense.  This weakness resulted in the restatement of our consolidated balance sheets at December 31, 2008 and December 31, 2007, our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2008 and December 31, 2007, and the related notes thereto to correct an error in our stock-based compensation expense.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.  In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance.  Factors that could cause our stock price to fluctuate include:

●	Slow economic growth and market conditions or trends in our industry or the macro-economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

●	ratings downgrades by any securities analysts who follow our company;

●	the public’s response to our press releases or other public announcements, including our filings with the SEC;

●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of technologies or product enhancements that reduce the need for our products;

●	impairment or loss in value of our investments in auction rate securities;

●	the loss of key personnel;

●	lawsuits threatened or filed against us;

●	future sales of our common stock by our executive officers, directors and significant stockholders; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Registrant and Fuji Photo Film U.S.A., Inc.**
10.02	Lease Agreement, dated March 18, 2010, by and between the Registrant and Westport Office Park, LLC
10.03	Offer Letter dated March 21, 2005 for Dan McCormick.***
10.04	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.***
10.05	Offer Letter dated December 17, 2007 for Peter Navin.***
10.06	Amendment to Offer Letter dated December 26, 2008 for Peter Navin.***
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
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

***	Represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: April 30, 2010	By:	/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2010	By:	/s/ Mark J. Rubash Mark J. Rubash Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Registrant and Fuji Photo Film U.S.A., Inc.**
10.02	Lease Agreement, dated March 18, 2010, by and between the Registrant and Westport Office Park, LLC
10.03	Offer Letter dated March 21, 2005 for Dan McCormick.***
10.04	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.***
10.05	Offer Letter dated December 17, 2007 for Peter Navin.***
10.06	Amendment to Offer Letter dated December 26, 2008 for Peter Navin.***
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
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

***	Represents a management contract or compensatory plan.