Form 10-Q
period 2010-06-30
SHUTTERFLY INC
filed 2010-07-29
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common stock, $0.0001 par value per share	27,271,428

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$132,602	$132,812
Short-term investments	26,350	47,925
Accounts receivable, net	2,959	5,472
Inventories	2,484	2,968
Deferred tax asset, current portion	2,747	2,243
Prepaid expenses and other current assets	12,406	4,501
Total current assets	179,548	195,921
Property and equipment, net	40,827	41,845
Goodwill and intangible assets, net	12,464	13,406
Deferred tax asset, net of current portion	17,455	14,674
Other assets	5,177	5,467
Total assets	$255,471	$271,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,143	$13,116
Accrued liabilities	12,810	32,793
Deferred revenue	8,256	8,602
Total current liabilities	28,209	54,511
Other liabilities	2,568	1,638
Total liabilities	30,777	56,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 27,213 and 25,909 shares issued and outstanding on June 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	246,556	226,410
Accumulated deficit	(21,865)	(11,249)
Total stockholders' equity	224,694	215,164
Total liabilities and stockholders' equity	$255,471	$271,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$46,807	$38,858	$92,549	$74,870
Cost of net revenues	23,179	20,069	45,757	39,741
Gross profit	23,628	18,789	46,792	35,129
Operating expenses:
Technology and development	12,477	10,963	24,646	21,957
Sales and marketing	11,311	8,901	21,468	16,698
General and administrative	9,620	8,333	18,421	15,279
Total operating expenses	33,408	28,197	64,535	53,934
Loss from operations	(9,780)	(9,408)	(17,743)	(18,805)
Interest expense	(21)	(27)	(42)	(114)
Interest and other income, net	194	283	436	607
Loss before income taxes	(9,607)	(9,152)	(17,349)	(18,312)
Benefit from income taxes	3,722	3,497	6,733	6,426
Net loss	$(5,885)	$(5,655)	$(10,616)	$(11,886)

Net loss per share - basic and diluted	$(0.22)	$(0.22)	$(0.40)	$(0.47)

Weighted-average shares outstanding - basic and diluted	26,952	25,246	26,595	25,197

Stock-based compensation is allocated as follows:

Cost of net revenues	$129	$82	$260	$178
Technology and development	756	582	1,557	1,214
Sales and marketing	966	757	2,068	1,473
General and administrative	2,208	1,413	4,548	2,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,616)	$(11,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,680	12,544
Amortization of intangible assets	1,289	941
Stock-based compensation, net of forfeitures	8,433	5,638
Loss/(gain) on disposal of property and equipment	(88)	79
Deferred income taxes	(3,285)	(269)
Tax benefit/(charge) from stock-based compensation	3,710	(183)
Excess tax benefits from stock-based compensation	(4,102)	-
Changes in operating assets and liabilities:
Accounts receivable, net	2,575	2,789
Inventories	484	873
Prepaid expenses and other current assets	(7,905)	(5,759)
Other assets	(58)	(3,009)
Accounts payable	(6,727)	(6,895)
Accrued and other liabilities	(19,207)	(10,780)
Deferred revenue	(346)	(494)
Net cash used in operating activities	(23,163)	(16,411)
Cash flows from investing activities:
Purchases of property and equipment	(8,630)	(6,102)
Capitalization of software and website development costs	(2,049)	(1,938)
Proceeds from the sale of equipment	77	-
Proceeds from the sale of auction rate securities	21,575	50
Net cash provided by (used in) investing activities	10,973	(7,990)
Cash flows from financing activities:
Principal payments of capital lease obligations	(6)	(62)
Proceeds from issuance of common stock upon exercise of stock options	7,884	869
Excess tax benefits from stock-based compensation	4,102	-
Shares withheld for payment of employee's withholding tax liability	-	(991)
Net cash provided by (used in) financing activities	11,980	(184)
Net decrease in cash and cash equivalents	(210)	(24,585)
Cash and cash equivalents, beginning of period	132,812	88,164
Cash and cash equivalents, end of period	$132,602	$63,579

Supplemental schedule of non-cash investing activities
Net change in accrued purchases of property and equipment	$914	$(118)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period.

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

Fair Value

The Company records its financial assets and liabilities at fair value.  The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements.   Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest or penalties were accrued as of December 31, 2009 or June 30, 2010.

At June 30, 2010, the Company had $10.3 million of state net operating losses, associated with windfall tax benefits that will be recorded as additional paid-in capital when realized.  A tax windfall is created when the tax deduction associated with stock options exercised and vesting of restricted stock units exceeds the recognized stock-based compensation expense.  The Company is subject to taxation in California and other jurisdictions in the United States.

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

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and six months ended June 30, 2010 is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2009	4,689	$13.88
Granted	63	19.69
Exercised	(526)	10.49
Forfeited, cancelled or expired	(130)	18.07
Balances, March 31, 2010	4,096	$14.29	6.5	$42,836
Granted	66	23.38
Exercised	(186)	12.78
Forfeited, cancelled or expired	(87)	23.09
Balances, June 30, 2010	3,889	$14.32	6.4	$40,108
Options vested and expected to vest at June 30, 2010	3,683	$14.03	6.3	$38,936
Options vested at June 30, 2010	3,076	$13.00	6.0	$35,420

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2010, the Company granted options to purchase an aggregate of 66,000 shares of common stock with an estimated weighted-average grant-date fair value of $10.45 per share. The total intrinsic value of options exercised during the three months ended June 30, 2010, was $2.0 million.  Net cash proceeds from the exercise of stock options were $2.4 million and $7.9 million for the three and six months ended June 30, 2010, respectively.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Annual risk free rate of return	2.3%	2.2%	2.3%	2.1%
Expected volatility	51.7%	59.6%	50.4%	59.7%
Expected term (years)	4.5	4.6	4.6	4.6

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2010 and 2009, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three and six months ended June 30, 2010, is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2009	1,891	$10.48
Granted	717	19.46
Vested	(364)	9.48
Forfeited, cancelled or expired	(61)	10.60
Balances, March 31, 2010	2,183	$13.59
Granted	113	23.12
Vested	(228)	13.87
Forfeited, cancelled or expired	(52)	13.92
Balances, June 30, 2010	2,016	$14.08

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the RSU grants for the six months ended June 30, 2010, are 162,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance condition is tied to the Company’s future performance, and the service criteria are consistent with the vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At June 30, 2010, the Company had $27,082,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

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

A summary of the net loss per share for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Historical net loss per share:
Numerator
Net loss	$(5,885)	$(5,655)	$(10,616)	$(11,886)

Denominator for basic and diluted net loss per share Weighted-average common shares outstanding	26,952	25,246	26,595	25,197

Net loss per share — basic and diluted	$(0.22)	$(0.22)	$(0.40)	$(0.47)

The following weighted-average outstanding stock options, restricted stock units, and shares subject to repurchase were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options, restricted stock units, and shares subject to repurchase	5,981	6,888	6,213	6,807

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurement

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) as of June 30, 2010 (in thousands):

	June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$124,982	$124,982	$—	$—
Short-term investments:
Auction rate securities	23,113	—	—	23,113
Rights on ARS securities	3,237	—	—	3,237
Total financial assets	$151,332	$124,982	$—	$26,350

Level 3 assets consist of auction rate securities (“ARS”) with an auction reset feature whose underlying assets are student loans that are substantially backed by the federal government. Because the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.  The Company’s ARS investments are held by UBS AG ("UBS"), one of the Company’s investment providers. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS purchased from UBS (approximately $26.3 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012.

The Company has valued the ARS and Right using a discounted cash flow model based on Level 3 assumptions.  As of June 30, 2010, the fair value of the ARS investments and Right were $23.1 million and $3.2 million, respectively.  The assumptions used in valuing the ARS and the Right include estimates of, based on data available as of June 30, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS and bearer risk associated with UBS's financial ability to repurchase the ARS beginning June 30, 2010.  At June 30, 2010, approximately 58% of these ARS investments were AAA-rated and 42% were AA-rated and all investments have continued to pay interest on schedule.

During the three and six months ended June 30, 2010, the Company liquidated ARS investments (at par value) of $21.2 million and $21.6 million, respectively, which were called by the state issuers.  The proceeds were subsequently invested in Treasury securities.

The following table provides a summary of changes in fair value of the Company’s ARS investments and the Right which are both Level 3 assets as of June 30, 2010 (in thousands):

	Right	ARS
Balance at December 31, 2009	$6,266	$41,659
Sale of auction rate securities	-	(21,575)
Unrealized gain/(loss) included in earnings (Interest and other income, net)	(3,029)	3,029
Balance at June 30, 2010	$3,237	$23,113

On June 30, 2010, the Company exercised the UBS Right to liquidate all of its ARS investments at par value. On July 1, 2010, that transaction was executed and the Company received proceeds of $26.3 million, which were immediately invested in Treasury securities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Balance Sheet Components

Property and Equipment

	June 30, 2010	December 31, 2009
	(in thousands)
Computer and other equipment	$88,619	$84,754
Software	8,777	7,122
Leasehold improvements	6,861	6,848
Furniture and fixtures	2,984	2,956
Capitalized software and website development costs	19,662	17,494
	126,903	119,174
Less: Accumulated depreciation and amortization	(86,076)	(77,329)
Net property and equipment	$40,827	$41,845

Property and equipment includes $35,000 and $1,212,000 of equipment under capital leases at June 30, 2010 and December 31, 2009, respectively. Accumulated depreciation relating to assets under capital leases totaled $27,000 and $1,199,000 at June 30, 2010 and December 31, 2009, respectively.

Depreciation and amortization expense totaled $6,307,000 and $6,294,000 for the three months ended June 30, 2010 and 2009, respectively.  Depreciation and amortization expense totaled $12,680,000 and $12,544,000 for the six months ended June 30, 2010 and 2009, respectively.

Accrued Liabilities

	June 30, 2010	December 31, 2009
	(in thousands)
Accrued compensation	$3,409	$5,227
Accrued marketing expenses	2,759	10,548
Accrued income and sales taxes	1,409	5,517
Accrued production costs	1,064	7,241
Accrued purchases	1,054	1,228
Accrued other	3,115	3,032
	$12,810	$32,793

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies

Leases

The Company entered into a lease agreement for its Redwood City, California corporate buildings which commenced in March 2010 and will expire in 2017.  Rent expense is recorded on a straight-line basis over the lease term.  Because the lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense and the amount payable under the lease is recognized as deferred rent.

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

Line of Credit

On June 23, 2010, the Company’s $20.0 million line of credit facility with Silicon Valley Bank expired, and was not renewed.  No amounts were drawn against the facility during its term.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality of our business, the impact on us of general economic conditions, trends in key metrics such as number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2010, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months and our ability to grow our personalized products and services as a percentage of our total revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

Basis of Presentation

Net Revenues.   Our net revenues are comprised of sales generated from personalized products and services (“PPS”), prints and commercial print services.

Personalized products and services
Our personalized products and services revenues are derived from the sale of photo-based products, such as photo books, greeting and stationery cards, calendars and other photo-based merchandise and ancillary products and services, and the related shipping revenues. Revenue from our advertising and sponsorship activities and referral fees are also included in PPS revenue.  Our referral fees have been approximately 3.0%, 3.1% and 2.5% of our net annual revenues for 2007, 2008, and 2009, respectively.  Our referral fee program was discontinued effective March 31, 2010, and no referral fee revenue has been recorded subsequent to that date.  As a result, we expect that our 2010 referral fee revenue will represent less than 1% of our full year 2010 net revenues.

Prints
We also generate revenue from photo prints and the associated shipping revenue.  Photo prints consist of wallet, 2x6, 4x6, 5x7, 8x10, photocards and large format sizes.

Commercial Print Services
In order to use available print capacity during low volume periods and to leverage our large installed base of digital presses, we began providing commercial print services in 2008. Our commercial print revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats.  We continue to focus our efforts in expanding our presence in this market.

All of our consumer revenue is recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders through our website and pay by credit cards.  Advertising and commercial print customers are invoiced upon fulfillment.

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

Cost of Net Revenues.   Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service, any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website development costs, and patent royalties.  In addition, during the three and six months ended June 30, 2009, cost of net revenues includes certain costs associated with the closure of our Hayward manufacturing and production facility.

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

Sales and marketing expense consists of costs incurred for marketing programs, and personnel and related expenses for our customer acquisition, product marketing, business development and public relations activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, the purchase of keyword search terms and various strategic alliances. We depend on these efforts to attract customers to our service.

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

Interest and other income, net.   Interest and other income, net consists of the interest earned on our cash and investment accounts as well as gains/losses on our trading securities and the Right from UBS entitling us to sell at par value auction-rate securities previously purchased from UBS (approximately $26.3 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	100%	100%	100%	100%
Cost of revenues	50%	52%	49%	53%
Gross profit	50%	48%	51%	47%
Operating expenses:
Technology and development	27%	28%	27%	29%
Sales and marketing	24%	23%	23%	22%
General and administrative	21%	21%	20%	20%
Loss from operations	(22)%	(24)%	(19)%	(24)%
Interest expense	0%	0%	0%	0%
Interest and other income, net	1%	1%	1%	1%
Loss before income taxes	(21)%	(23)%	(18)%	(23)%
Benefit from income taxes	8%	9%	7%	9%

Net loss	(13)%	(14)%	(11)%	(14)%

Comparison of the Three Month Periods Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Net revenues	$46,807	$38,858	$7,949	20%
Cost of net revenues	$23,179	$20,069	$3,110	15%
Gross profit	$23,628	$18,789	$4,839	26%
Percentage of net revenues	50%	48%	-	-

Net revenues increased $7.9 million, or 20%, for the three months ended June 30, 2010, as compared to the same period in 2009. Revenue growth was attributable to an increase in personalized products and services revenues offset by a decrease in print revenue. PPS revenues increased $8.1 million, or 34%, to $31.7 million for the three months ended June 30, 2010 as compared to the same period in 2009. The increase in PPS is primarily a result of increased sales of photo books and stationery cards.  PPS represented 68% of revenue compared to 61% in the same period in 2009.   Revenue from our commercial print initiative totaled $0.8 million, and represented 1% of our total net revenues.  Print revenue decreased $0.2 million, or 2%, to $14.4 million for the three months ended June 30, 2010, as compared to the same period in 2009. Print revenue represented 31% of revenue compared to 38% in the same period in 2009.  The decrease in overall print revenue is primarily due to lower average sales prices with various 4x6 print marketing campaigns.  In the second quarter of 2010, 4x6 print revenues represented 16% of total net revenues versus 22% in the second quarter of 2009.

Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders and average order value, as noted below:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	1,118	946	172	18%
Orders	1,802	1,653	149	9%
Average order value	$25.56	$23.09	$2.47	11%

Cost of net revenues increased $3.1 million, or 15%, for the three months ended June 30, 2010 as compared to the same period in 2009.  As a percentage of net revenues, cost of net revenues decreased from 52% to 50% for the same period in 2009, which increased gross margin from 48% in the second quarter of 2009 to 50% in the second quarter of 2010.  The increase in our gross margin percentage is primarily due to the favorable improvements from product mix as well as labor efficiencies and improvements in material costs, partially offset by promotional discounts and lower-margin commercial print revenues.  In addition, during the three months ended June 30, 2009, we incurred various transition costs associated with our Phoenix manufacturing facility that we did not incur in 2010.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Technology and development	$12,477	$10,963	$1,514	14%
Percentage of net revenues	27%	28%	-	-
Sales and marketing	$11,311	$8,901	$2,410	27%
Percentage of net revenues	24%	23%	-	-
General and administrative	$9,620	$8,333	$1,287	15%
Percentage of net revenues	21%	21%	-	-

Our technology and development expense increased $1.5 million, or 14%, for the three months ended June 30, 2010, as compared to the same period in 2009.  As a percentage of revenue, this expense decreased from 28% to 27% for the same period in 2009. The overall increase in technology and development expense was primarily attributable to an increase of $1.4 million related to personnel and related costs for employees and consultants involved with website development and website infrastructure support teams.  Professional and outside service fees also increased by $0.3 million and stock-based compensation increased by $0.2 million.  However, these factors were partially offset by a decrease in depreciation expense of $0.3 million. For the three months ended June 30, 2010 and 2009, we capitalized $1.3 million and $1.5 million, respectively, in eligible costs associated with software developed or obtained for internal use.

Our sales and marketing expense increased $2.4 million, or 27%, for the three months ended June 30, 2010, as compared to the same period in 2009.  As a percentage of net revenues, total sales and marketing expense increased slightly from 23% to 24% for the same period in 2009.  The increase in sales and marketing expense was primarily due to an increase of $1.8 million related to expanded online advertising, direct response, partner marketing campaigns, and search fees.  The increase is also attributable to a $0.3 million increase in personnel and related costs associated with the expansion of our internal marketing team and an increase of $0.2 million in stock based compensation.

Our general and administrative expense increased $1.3 million, or 15%, for the three months ended June 30, 2010 as compared to the same period in 2009. As a percentage of revenue, this expense remained flat at 21%. The increase was attributable primarily to $0.8 million of stock based compensation costs, $0.4 million for personnel related costs, and $0.2 million of professional fees.   We also incurred a $0.2 million increase in credit card fees, associated with our increased revenue year over year.  The increase in general and administrative expenses was partially offset by a decrease in facility costs of $0.2 million and a gain on the disposal of certain fixed assets of $0.1 million.

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands)
Interest expense	$(21)	$(27)	$6
Interest and other income, net	$194	$283	$(89)

Interest expense decreased slightly in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.  On June 23, 2010, the Company’s $20.0 million line of credit facility with Silicon Valley Bank expired, and was not renewed.

Interest and other income, net decreased by $89,000 or 31% for the three months ended June 30, 2010, as compared to the same period in 2009.  The decrease was primarily due to an overall lower yield on our investment portfolio relative to our investment balances in the comparable prior year period.  During the three months ended June 30, 2010, we recorded a $3.3 million mark-to-market gain on our auction-rate securities that have been classified as trading securities, which was entirely offset by a $3.3 million loss on the UBS Right.

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Income tax benefit	$3,722	$3,497
Effective tax rate	39%	38%

The benefit for income taxes was $3.7 million for the three months ended June 30, 2010, compared to the benefit of $3.5 million for the same period in 2009. The increase in our effective tax rate was primarily the result of the exclusion of federal research and development credits in the three months ended June 30, 2010, compared to same period in the prior year.  The United States Congress has not extended the tax credits for research and development activities as of June 30, 2010 and therefore, we have not included this credit in our tax rate.

As of June 30, 2010, we had approximately $32.7 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2014 for state tax purposes.

	Three Months Ended June 30,
	2010	2009	% Change
	(in thousands)
Loss before income taxes	$(9,607)	$(9,152)	5%
Net loss	$(5,885)	$(5,655)	4%

Net loss increased by $0.2 million for the three months ended June 30, 2010 as compared to the same period in 2009. As a percentage of net revenue, net loss was 13% and 14% for the three months ended June 30, 2010 and June 30, 2009, respectively.

Comparison of the Six Month Period Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Net revenues	$92,549	$74,870	$17,679	24%
Cost of net revenues	$45,757	$39,741	$6,016	15%
Gross profit	$46,792	$35,129	$11,663	33%
Percentage of net revenues	51%	47%	-	-

Net revenues increased $17.7 million, or 24% for the six months ended June 30, 2010 as compared to the same period in 2009. Revenue growth was attributable to the increase in personalized products and services revenues and revenues from our commercial print initiative, offset by a decrease in print revenue. PPS increased $17.3 million, or 39%, to $62.2 million for the six months ended June 30, 2010 as compared to the same period in 2009. The increase in PPS is primarily a result of increased sales of photo books and stationery cards.  PPS made up 67% of net revenues for the six months ended June 30, 2010, up from 60% for the same period in 2009.   Revenue from our commercial print initiative totaled $2.3 million, and represented 3% of our total net revenues.  Print revenue decreased $0.5 million, or 2%, to $28.1 million for the six months ended June 30, 2010 as compared to the same period in 2009.  The decrease in overall print revenue is primarily due to lower average sales prices with various 4x6 print marketing campaigns.

Cost of net revenues increased $6.0 million, or 15%, for the six months ended June 30, 2010 as compared to the same period in 2009.  As a percentage of net revenues, cost of net revenues decreased from 53% to 49% for the same period in 2009, which increased gross margin from 47% to 51% for the six months ended June 30, 2009 and 2010, respectively.    The increase in our gross margin percentage is primarily due to the favorable improvements from product mix as well as labor efficiencies and improvements in material costs; partially offset by promotional discounts and lower-margin commercial print revenues.  In addition, during the six months ended June 30, 2009, we incurred various transition costs associated with our Phoenix manufacturing facility that we did not incur in 2010.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Technology and development	$24,646	$21,957	$2,689	12%
Percentage of net revenues	27%	29%	-	-
Sales and marketing	$21,468	$16,698	$4,770	29%
Percentage of net revenues	23%	22%	-	-
General and administrative	$18,421	$15,279	$3,142	21%
Percentage of net revenues	20%	20%	-	-

Our technology and development expense increased $2.7 million, or 12%, for the six months ended June 30, 2010 as compared to the same period in 2009.  As a percentage of revenue, technology and development expense for the six months ended June 30, 2010 decreased from 29% to 27% for the same period in 2009. The overall increase in technology and development expense was primarily attributable to an increase of $2.3 million related to personnel and related costs for employees and consultants involved with website development and website infrastructure support teams.  Professional and outside service fees also increased by $0.6 million and stock-based compensation increased by $0.3 million.  However, these factors were partially offset by decreases in depreciation expense of $0.5 million and facility costs of $0.1 million. For the six months ended June 30, 2010 and 2009, we capitalized $2.2 million and $2.8 million, respectively, in eligible costs associated with software developed or obtained for internal use.

Our sales and marketing expense increased $4.8 million, or 29%, for the six months ended June 30, 2010 as compared to the same period in 2009.  This expense increased as a percentage of net revenues from 22% to 23% for the same period in 2009. The increase in sales and marketing expense was primarily due to an increase of $3.2 million related to expanded online advertising, direct response, partner marketing campaigns, and search fees.  The increase is also attributable to a $0.9 million increase in personnel and related costs associated with the expansion of our internal marketing team and an increase of $0.6 million in stock based compensation.

Our general and administrative expense increased $3.1 million, or 21%, for the six months ended June 30, 2010 as compared to the same period in 2009. As a percentage of revenue, this expense remained flat at 20%. The increase in general and administrative expense is primarily due to increases in stock-based compensation of $1.8 million, consulting and other professional service costs of $1.0 million, and personnel and related costs for employees of $0.6 million.  We also incurred a $0.5 million increase in credit card fees, associated with our increased revenue year over year.  These increases were partially offset by the final installment payment from a cross-licensing agreement which was received in the first quarter 2010, a decrease in facility costs of $0.2 million and a gain on the disposal of certain fixed assets of $0.1 million.

	Six Months Ended June 30,
	2010	2009	Change
	(in thousands)
Interest expense	$(42)	$(114)	$72
Interest and other income, net	$436	$607	$(171)

Interest expense decreased by $72,000 or 63% for the six months ended June 30, 2010, as compared to the same period in 2009, due to higher amortization of origination costs associated with our previous line of credit with JP Morgan that expired in April 2009 and was replaced by a $20.0 million line of credit with Silicon Valley Bank on June 23, 2009. On June 23, 2010, the line of credit facility with Silicon Valley Bank expired, and was not renewed.

Interest and other income, net decreased by $171,000 or 28% for the six months ended June 30, 2010, as compared to the same period in 2009.  This decrease is primarily due to an overall lower yield on our investment portfolio relative to our investment balances in the comparable prior year periods.  During the six months ended June 30, 2010, we recorded a $3.0 million mark-to-market gain on our auction-rate securities that have been classified as trading securities which was entirely offset by a $3.0 million loss on the UBS Right.

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Income tax benefit	$6,733	$6,426
Effective tax rate	39%	35%

The benefit for income taxes was $6.7 million for the six months ended June 30, 2010, compared to benefits of $6.4 million for the same period in 2009.  The increase in our effective tax rate was primarily the result of the exclusion of federal research and development credits in the six months ended June 30, 2010, compared to same period in the prior year.  The United States Congress has not extended the tax credits for research and development activities as of June 30, 2010 and therefore, we have not included this credit in our tax rate.

	Six Months Ended June 30,
	2010	2009	% Change
	(in thousands)
Loss before income taxes	$(17,349)	$(18,312)	(5	) %
Net loss	$(10,616)	$(11,886)	(11	) %

Net loss decreased by $1.3 million, or 11%, for the six months ended June 30, 2010 as compared to the same period in 2009.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$8,630	$6,102
Capitalization of software and website development costs	2,049	1,938
Depreciation and amortization	13,969	13,485
Cash flows used in operating activities	(23,163)	(16,411)
Cash flows provided by (used in) investing activities	10,973	(7,990)
Cash flows provided by (used in) financing activities	11,980	(184)

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

At June 30, 2010, we held approximately $26.3 million par value of variable rate bond investments with a fair value of approximately $23.1 million, classified as short-term investments, with an auction reset feature (“auction rate securities” or "ARS") whose underlying assets are student loans which are substantially backed by the federal government.  Since February 2008, these auctions have failed.  In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value ARS purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  During the three and six months ended June 30, 2010 we liquidated ARS investments (at par value) of $21.2 million and $21.6 million, respectively, which were called by the state issuers.  The proceeds were subsequently invested in Treasury securities.

At June 30, 2010, we had $159.0 million of cash, cash equivalents and short-term investments. Also, on June 30, 2010, we exercised the UBS Right to liquidate all of the remaining ARS investments at par value. On July 1, 2010, that transaction was executed and we received proceeds of $26.3 million, which were immediately invested in Treasury securities. With increased liquidity resulting from the ARS redemption, we elected not to renew the $20.0 million line of credit facility with Silicon Valley Bank that expired on June 23, 2010.

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

Operating Activities. For the six months ended June 30, 2010, net cash used in operating activities was $23.2 million, primarily due to our net loss of $10.6 million and the net change in operating assets and liabilities of $31.2 million.  Net cash used in operating activities was adjusted for non-cash items including $12.7 million of depreciation and amortization expense, $3.3 million benefit from deferred income taxes and $8.4 million of stock-based compensation. Another non-cash item included in operating activities is $1.3 million of amortization of intangible assets which includes $0.3 million of amortization of prepaid royalties associated with intellectual property licenses that were entered into during 2009.

For the six months ended June 30, 2009, net cash used in operating activities was $16.4 million, primarily due to our net loss of $11.9 million and the net change in operating assets and liabilities of $23.3 million, adjusted for non-cash items including $13.5 million of depreciation and amortization expense, $0.3 million benefit from deferred income taxes and $5.6 million of stock-based compensation, net of $0.8 million of capitalized stock based compensation related to website development activity.

Investing Activities. For the six months ended June 30, 2010, net cash provided by investing activities was $11.0 million.  We used $8.6 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $2.0 million of capitalized software and website development.  The use of cash was offset by cash provided from the liquidation of $21.6 million (at par value) of our ARS investments that were called by various issuers at par.

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

Financing Activities. For the six months ended June 30, 2010, net cash provided by financing activities was $12.0 million, primarily from $7.9 million of proceeds from issuance of common stock from the exercise of options and $4.1 million from excess tax benefits from stock-based compensation.

Our financing activities for the six months ended June 30, 2009 used $0.2 million of cash, primarily for payments of capitalize lease obligations and for employee withholding tax liability for restricted shares vested offset by proceeds from issuance of common stock.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor two financial measures, adjusted EBITDA and free cash flow which meet the definition of Non-GAAP financial measures. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock-based compensation.  Free cash flow is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs.  Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows.  Refer below for a reconciliation of both adjusted EBITDA and free cash flow to the most comparable GAAP measure.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$46,807	$38,858	$92,549	$74,870

Non-GAAP Adjusted EBITDA	$1,228	$205	$4,659	$318
EBITDA % of Net revenues	3%	1%	5%	0%

Free cash flow	$(4,029)	$(2,735)	$(6,934)	$(7,604)
Free cash flow % of Net revenues	(9)%	(7)%	(7)%	(10)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and improving our free cash flows.  For the three and six months ended June 30, 2010, our adjusted EBITDA profitability was $1.2 million and $4.7 million, respectively, as compared to $0.2 million and $0.3 million in the same periods in 2009.  These adjusted EBITDA improvements resulted from a consistent, sustained effort to manage our cost structure in line with our revenue growth and reflects our commitment of balancing investments in growth with delivering increasing profitability.  During the three and six months ended June 30, 2010, we experienced negative free cash flows of $4.0 million and $6.9 million, respectively. This trend is consistent with the seasonality of our business as we make investments in technology and marketing infrastructure in the first three quarters of the year, to support the increased activity in the fourth quarter.  In addition, on an annual basis, our capital expenditures have decreased each year from 2007 to 2009, as we continue to make strategic capital investments to support our overall growth as a business, improve efficiencies in our production and satisfy our customer needs while improving our cost imperatives. We anticipate that total 2010 capital expenditures will range between 7% to 9% of 2010 net revenues.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow for discretionary expenditures.  For example, free cash flow does not incorporate payments made on capital lease obligations or cash requirements to comply with debt covenants.  Therefore, we believe that it is important to view free cash flow as a complement to our reported consolidated financial statements.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three and six months ended June 30, 2010 and 2009 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(5,885)	$(5,655)	$(10,616)	$(11,886)
Add back:
Interest expense	21	27	42	114
Interest and other income, net	(194)	(283)	(436)	(607)
Tax benefit (provision)	(3,722)	(3,497)	(6,733)	(6,426)
Depreciation and amortization	6,949	6,779	13,969	13,485
Stock-based compensation expense	4,059	2,834	8,433	5,638
Non-GAAP Adjusted EBITDA	$1,228	$205	$4,659	$318

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net cash used in operating activities	$5,101	$2,847	$(23,163)	$(16,411)
Add back:
Interest expense	21	27	42	114
Interest and other income, net	(194)	(283)	(436)	(607)
Tax benefit (provision)	(3,722)	(3,497)	(6,733)	(6,426)
Changes in operating assets and liabilities	(1,969)	(1,236)	31,184	23,275
Other adjustments	1,991	2,347	3,765	373
Non-GAAP Adjusted EBITDA	1,228	205	4,659	318
Less:
Purchases of property and equipment, including accrued amounts	(4,010)	(1,826)	(9,544)	(5,984)
Capitalized technology & development costs	(1,247)	(1,114)	(2,049)	(1,938)
Free cash flow	$(4,029)	$(2,735)	(6,934)	(7,604)

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

During the three and six months ended June 30, 2010 we liquidated ARS investments (at par value) of $21.2 million and $21.6 million, respectively, which were called by the state issuers.  The proceeds were subsequently invested in Treasury securities.  On June 30, 2010, we exercised the UBS Right to liquidate our remaining ARS investments at par value.  On July 1, 2010, that transaction was executed, and we received proceeds of $26.3 million, which were immediately invested in Treasury securities.  As a result of this liquidation, we are no longer subject to the unique market risk associated with these investments and the Right.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our 2009 net revenues in the fourth quarter of 2009, and the net income that we generated during the fourth quarter of 2009 was necessary for us to achieve profitability on an annual basis. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brand will suffer and the market price of our common stock would likely decline.

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

We are subject to macro-economic fluctuations in the U.S. economy.  Macro-economic issues involving the broader financial markets, including the housing and credit system, have negatively impacted the economy and our financial performance.

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

We face many risks, uncertainties, expenses and difficulties relating to increasing our market share and growing our business.

To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

●	maintain and increase the size of our customer base;

●	maintain and enhance our brand;

●	enhance and expand our products and services;

●	maintain and grow our website and customer operations;

●	successfully execute our business and marketing strategy;

●	continue to develop and upgrade our technology and information processing systems;

●	continue to enhance our service to meet the needs of a changing market;

●	provide superior customer service;

●	respond to competitive developments; and

●	attract, integrate, retain and motivate qualified personnel.

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

In order to attract and retain key personnel, we have amended our 2006 Equity Incentive Plan to provide for automatic increases through 2013 of the number of shares issuable under it and we may need to grant inducement equity awards outside of the plan, which would dilute the ownership of our existing stockholders.

At the 2010 annual meeting, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to renew its “evergreen” provision.  According to the amendment, the number of shares available for issuance under the 2006 Plan will automatically increase as follows: (i) on January 1, 2011 by 3.5% of the number of shares issued and outstanding under the 2006 Plan on December 31, 2010; (ii) on January 1, 2012 by 3.3% of the number of shares issued and outstanding under the 2006 Plan on December 31, 2011, and (iii) on January 1, 2013 by 3.1% of the number of shares issued and outstanding under the 2006 Plan on December 31, 2012.  In addition, in order to attract key personnel, the Board authorized 380,000, 135,100 and 200,000 additional inducement stock option grants and restricted stock awards to supplement our 2006 Plan, which were granted in 2007, 2008 and 2009, respectively.  Inducement stock options and awards are granted to certain employees upon hire and do not require shareholder approval.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our 2006 Plan. The increase of the shares available for issuance under the 2006 Plan and grants of awards from it, as well as further inducement equity awards outside of the 2006 Plan, will cause dilution to our stockholders.

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

A component of our business strategy is the continued promotion and strengthening of the Shutterfly brand. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote the Shutterfly brand, we may fail to substantially increase our net revenues. Customer awareness and the perceived value of our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts.

Our ability to provide a high-quality customer experience also depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers and third-party Internet and communication infrastructure providers. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service and United Parcel Service, to deliver our products to customers. Strikes, furloughs, reduced operations or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our products are also subject to damage during delivery and handling by our third-party shippers. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop Shutterfly as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, such as our 2008 acquisition of Nexo and our 2009 acquisition of TinyPictures. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.  If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

If either facility where our computer and communications hardware is located fails or if any of our production facilities fails, our business and results of operations would be harmed.

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

As of June 30, 2010, we had 35 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties may sue us for infringing their intellectual property rights.  For example, in 2009, we settled three patent infringement lawsuits against us.  Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.

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

Our policies concerning the collection of sales and use taxes and the payment of certain corporate level taxes have been based upon decisions of the U.S. Supreme Court that determine when a taxpayer is deemed to have nexus with a state sufficient to impose tax obligations under the Commerce Clause of the U.S. Constitution. Those Supreme Court decisions require that the taxpayer be physically present before a state can require the collection of sales and use taxes. States are currently attempting to expand the definition of what constitutes physical presence for sales and use taxes.  At the same time, the standard governing the imposition of other taxes, for instance, corporate income taxes, is less established and a number of state courts have concluded that the Commerce Clause definition of nexus should be expanded to include either “physical” or “economic” presence (essentially marketing activities) which is a broader definition than is used for sales and use tax.

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

Under current stock option tax regulations, our effective tax rate is subject to fluctuations as a result of stock-based compensation activity.  This includes items such as shortfalls associated with the vesting of restricted stock units and restricted stock awards, disqualifying dispositions when employees exercise and sell their incentive stock options within a two year period, and cancellation of vested non-qualified stock options.

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

To date, we have conducted limited international operations, but we intend to expand into international markets in order to grow our business. These expansion plans will require significant management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with local companies which understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities, in the foreign market. We do not have experience establishing, acquiring or operating such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business to be harmed.

The success of our business depends on our ability to adapt to the continued evolution of digital photography.

The digital photography market is rapidly evolving, characterized by changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service announcements and changing consumer demands and behaviors. To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer. Moreover, we face significant risks that, if the market for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current products and services may become less attractive, which would result in the loss of customers, as well as lower net revenues and/or increased expenses.

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

Because our business currently involves consumers uploading and downloading large data files, we are highly dependent upon the availability of affordable broadband access to consumers. Many areas of the country still do not have broadband access, and broadband access may be too expensive for many potential customers. To the extent that broadband access is not available or not adopted by consumers due to cost, our revenue growth would likely suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2006 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2010)
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
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

SHUTTERFLY, INC.
(Registrant)

Dated: July 29, 2010	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2010	By:	/s/ Mark J. Rubash
Mark J. Rubash
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit Number	Description
10.01	Shutterfly, Inc. 2006 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2010)
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
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