Form 10-Q
period 2010-09-30
SHUTTERFLY INC
filed 2010-10-29
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2010
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

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010
Common stock, $0.0001 par value per share	27,442,153

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$160,512	$132,812
Short-term investments	-	47,925
Accounts receivable, net	2,506	5,472
Inventories	3,427	2,968
Deferred tax asset, current portion	2,747	2,243
Prepaid expenses and other current assets	18,863	4,501
Total current assets	188,055	195,921
Property and equipment, net	38,798	41,845
Goodwill and intangible assets, net	12,034	13,406
Deferred tax asset, net of current portion	17,455	14,674
Other assets	5,050	5,467
Total assets	$261,392	$271,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,982	$13,116
Accrued liabilities	14,499	32,793
Deferred revenue	9,169	8,602
Total current liabilities	32,650	54,511
Other liabilities	3,112	1,638
Total liabilities	35,762	56,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 27,353 and 25,909 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	252,262	226,410
Accumulated deficit	(26,635)	(11,249)
Total stockholders' equity	225,630	215,164
Total liabilities and stockholders' equity	$261,392	$271,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$48,958	$40,495	$141,507	$115,365
Cost of net revenues	24,906	21,420	70,663	61,161
Gross profit	24,052	19,075	70,844	54,204
Operating expenses:
Technology and development	11,602	11,390	36,248	33,347
Sales and marketing	11,500	9,377	32,968	26,075
General and administrative	8,927	7,363	27,348	22,642
Total operating expenses	32,029	28,130	96,564	82,064
Loss from operations	(7,977)	(9,055)	(25,720)	(27,860)
Interest expense	-	(22)	(42)	(136)
Interest and other income, net	26	74	462	681
Loss before income taxes	(7,951)	(9,003)	(25,300)	(27,315)
Benefit from income taxes	3,181	2,657	9,914	9,083
Net loss	$(4,770)	$(6,346)	$(15,386)	$(18,232)

Net loss per share - basic and diluted	$(0.17)	$(0.25)	$(0.57)	$(0.72)

Weighted-average shares outstanding - basic and diluted	27,292	25,517	26,827	25,303

Stock-based compensation is allocated as follows:

Cost of net revenues	$120	$119	$380	$297
Technology and development	759	1,077	2,316	2,292
Sales and marketing	870	955	2,938	2,428
General and administrative	2,117	2,005	6,665	4,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(15,386)	$(18,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,398	18,844
Amortization of intangible assets	1,892	1,491
Stock-based compensation, net of forfeitures	12,299	9,795
Loss/(gain) on disposal of property and equipment	(243)	79
Deferred income taxes	(3,285)	1,223
Tax benefit/(charge) from stock-based compensation	4,302	(93)
Excess tax benefits from stock-based compensation	(4,687)	(427)
Changes in operating assets and liabilities:
Accounts receivable, net	3,027	2,389
Inventories	(459)	294
Prepaid expenses and other current assets	(14,362)	(10,700)
Other assets	1,977	(2,421)
Accounts payable	(4,935)	(5,083)
Accrued and other liabilities	(16,997)	(14,737)
Deferred revenue	567	(546)
Net cash used in operating activities	(17,892)	(18,124)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(150)	(796)
Purchases of property and equipment	(11,532)	(8,272)
Capitalization of software and website development costs	(4,608)	(3,032)
Proceeds from sale of equipment	216	-
Proceeds from the sale of auction rate securities	47,925	3,875
Net cash provided by (used in) investing activities	31,851	(8,225)
Cash flows from financing activities:
Principal payments of capital lease obligations	(7)	(90)
Proceeds from issuance of common stock upon exercise of stock options	9,061	2,139
Excess tax benefits from stock-based compensation	4,687	427
Shares withheld for payment of employees’ withholding tax liability	-	(1,041)
Net cash provided by financing activities	13,741	1,435
Net increase (decrease) in cash and cash equivalents	27,700	(24,914)
Cash and cash equivalents, beginning of period	132,812	88,164
Cash and cash equivalents, end of period	$160,512	$63,250

Supplemental schedule of non-cash investing activities
Net change in accrued purchases of property and equipment	$741	$1,524
Escrow liability from acquisition of business	-	150

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and/or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest or penalties were accrued as of December 31, 2009 or September 30, 2010.

As of September 30, 2010, the Company had approximately $4.5 million of federal net operating loss carryforwards available to reduce future taxable income which is expected to be fully utilized by the end of the tax year ending December 31, 2010. As of September 30, 2010, the Company had approximately $32.7 million of state net operating loss carryforwards available to reduce future taxable income, of which $10.3 million is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. A tax windfall is created when the tax deduction associated with stock options exercised and vesting of restricted stock units exceeds the recognized stock-based compensation expense. These net operating loss carryforwards begin to expire in 2014 for state tax purposes. The Company is subject to taxation in California and other jurisdictions in the United States.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted revised guidance issued by the Financial Accounting Standards Board ("FASB"), that was intended to improve disclosures related to fair value measurements. This guidance requires the Company to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires the Company to provide certain disaggregated information on the fair value of financial assets and requires the Company to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. The Company has provided the additional required disclosures effective January 1, 2010.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2010 is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2009	4,689	$13.88
Granted	63	19.69
Exercised	(526)	10.49
Forfeited, cancelled or expired	(130)	18.07
Balances, March 31, 2010	4,096	$14.29	6.5	$42,836
Granted	66	23.38
Exercised	(186)	12.78
Forfeited, cancelled or expired	(87)	23.09
Balances, June 30, 2010	3,889	$14.32	6.4	$40,108
Granted	60	23.37
Exercised	(108)	10.82
Forfeited, cancelled or expired	(19)	18.69
Balances, September 30, 2010	3,822	$14.54	6.1	$48,110
Options vested and expected to vest at September 30, 2010	3,636	$14.27	6.1	$46,717
Options vested at September 30, 2010	3,091	$13.33	5.7	$42,601

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2010, the Company granted options to purchase an aggregate of 60,000 shares of common stock with an estimated weighted-average grant-date fair value of $10.34 per share. The total intrinsic value of options exercised during the three months ended September 30, 2010, was $1.6 million.  Net cash proceeds from the exercise of stock options were $1.2 million and $9.1 million for the three and nine months ended September 30, 2010, respectively.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Annual risk free rate of return	1.5%	2.5%	2.1%	2.3%
Expected volatility	52.5%	51.9%	51.1%	56.2%
Expected term (years)	4.5	4.6	4.5	4.6

 Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2010 and 2009, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three and nine months ended September 30, 2010, is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Balances, December 31, 2009	1,891	$10.48
Granted	717	19.46
Vested	(364)	9.48
Forfeited, cancelled or expired	(61)	10.60
Balances, March 31, 2010	2,183	$13.59
Granted	113	23.12
Vested	(228)	13.87
Forfeited, cancelled or expired	(52)	13.92
Balances, June 30, 2010	2,016	$14.08
Granted	85	23.91
Vested	(31)	10.61
Forfeited, cancelled or expired	(14)	13.87
Balances, September 30, 2010	2,056	$14.54

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the RSU grants for the nine months ended September 30, 2010, are 162,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance condition is tied to the Company’s future performance, and the service criteria are consistent with the vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At September 30, 2010, the Company had $24,950,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

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

A summary of the net loss per share for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Historical net loss per share:
Numerator
Net loss	$(4,770)	$(6,346)	$(15,386)	$(18,232)

Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	27,292	25,517	26,827	25,303

Net loss per share — basic and diluted	$(0.17)	$(0.25)	$(0.57)	$(0.72)

The following weighted-average outstanding stock options, restricted stock units, and shares subject to repurchase were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options, restricted stock units, and shares subject to repurchase	5,724	6,698	6,049	6,790

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurement

The following table represents the Company’s fair value hierarchy for its financial assets as of September 30, 2010 (in thousands):

	September 30, 2010
	Fair Value	Level 1
Cash equivalents:
Money market funds	$151,366	$151,366
Total financial assets	$151,366	$151,366

Until July 1, 2010, the Company held auction rate securities (“ARS”) with UBS AG ("UBS"), one of the Company’s investment providers, that were Level 3 financial assets. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  On June 30, 2010, the Company exercised the Right to liquidate all of its ARS investments at par value. On July 1, 2010, that transaction was executed and the Company received proceeds of $26.3 million, which were immediately invested in Treasury securities.  As of September 30, 2010, the Company only held Level 1 financial assets which were all invested in money market funds, primarily in U.S. Treasury and U.S. agency securities.

The following table provides a summary of activity related to the Company’s liquidated auction rate security investments and the Right (in thousands):

	Right	ARS
Balance at December 31, 2009	$6,266	$41,659
Sale of auction rate securities	-	(47,925)
Unrealized gain/(loss) included in earnings (Interest and other income, net)	(6,266)	6,266
Balance at September 30, 2010	$-	$-

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2010	December 31, 2009
	(in thousands)
Intra-period deferred tax asset	$6,443	$-
Prepaid income taxes	5,128	-
Prepaid service contracts – current portion	3,160	2,560
Other prepaid expenses and current assets	4,132	1,941
	$18,863	$4,501

Property and Equipment

	September 30, 2010	December 31, 2009
	(in thousands)
Computer and other equipment	$84,814	$84,754
Software	9,132	7,122
Leasehold improvements	6,984	6,848
Furniture and fixtures	2,991	2,956
Capitalized software and website development costs	22,293	17,494
	126,214	119,174
Less: Accumulated depreciation and amortization	(87,416)	(77,329)
Net property and equipment	$38,798	$41,845

Property and equipment includes $35,000 and $1,212,000 of equipment under capital leases at September 30, 2010 and December 31, 2009, respectively. Accumulated depreciation relating to assets under capital leases totaled $29,000 and $1,199,000 at September 30, 2010 and December 31, 2009, respectively.

Depreciation and amortization expense totaled $5,718,000 and $6,301,000 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation and amortization expense totaled $18,398,000 and $18,844,000 for the nine months ended September 30, 2010 and 2009, respectively.

Accrued Liabilities

	September 30, 2010	December 31, 2009
	(in thousands)
Accrued compensation	$3,433	$5,227
Accrued marketing expenses	3,060	10,548
Accrued income and sales taxes	1,796	5,517
Accrued purchases	1,677	1,228
Accrued production costs	1,591	7,241
Accrued other	2,942	3,032
	$14,499	$32,793

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies

Leases

During the third quarter of 2010, the Company entered into various non-cancelable operating leases for certain production equipment with terms ranging from three to five years.  As of September 30, 2010, the total outstanding obligation under these operating leases was $11.7 million.

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

Legal Matters

On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against the Company and four other defendants in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:10-cv-514, in the Eastern District of Texas, Tyler Division.  The complaint asserts infringement of U.S. Patent no. 5,751,590, which claims, among other things, a method related to processing images to define social expression cards in a computer database.  The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  The Company has not yet answered or otherwise responded to the complaint.

In addition to the above case, from time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business.  In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.  In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2010, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our ability to grow our personalized products and services as a percentage of our total revenues, our operating expenses remaining a consistent percentage of our net revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace, the state of the economy and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

Average Order Value.    Average order value is net revenues, excluding revenues from our commercial print services, for a given period divided by the total number of customer orders recorded during that same period. We seek to increase average order value as a means of increasing net revenues. Average order value has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future as consumers shift from prints into personalized products and services.  As a result of discontinuing our referral fee program, effective March 31, 2010, we expect our average order value growth will moderate as a result of the decline in this revenue source.

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

Cost of Net Revenues.    Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service, any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website development costs, and patent royalties.  During 2009, cost of net revenues also includes certain costs associated with the closure of our Hayward manufacturing and production facility.

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

Interest and other income, net.   Interest and other income, net consists of the interest earned on our cash and investment accounts as well as gains/losses on our trading securities and the Right from UBS entitling us to sell at par value auction-rate securities previously purchased from UBS.  On June 30, 2010, we exercised the UBS Right to liquidate all of our ARS investments at par value.  On July 1, 2010, that transaction was executed and we received proceeds of $26.3 million, which were immediately invested in Treasury securities.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	100%	100%	100%	100%
Cost of revenues	51%	53%	50%	53%
Gross profit	49%	47%	50%	47%
Operating expenses:
Technology and development	24%	28%	26%	29%
Sales and marketing	23%	23%	23%	23%
General and administrative	18%	18%	19%	20%
Loss from operations	(16)%	(22)%	(18)%	(25)%
Interest expense	0%	0%	0%	0%
Interest and other income, net	0%	0%	0%	1%
Loss before income taxes	(16)%	(22)%	(18)%	(24)%
Benefit from income taxes	6%	6%	7%	8%

Net loss	(10)%	(16)%	(11)%	(16)%

Comparison of the Three Month Periods Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Net revenues	$48,958	$40,495	$8,463	21%
Cost of net revenues	$24,906	$21,420	$3,486	16%
Gross profit	$24,052	$19,075	$4,977	26%
Percentage of net revenues	49%	47%	-	-

 Net revenues increased $8.5 million, or 21%, for the three months ended September 30, 2010, as compared to the same period in 2009. Revenue growth was attributable to an increase in personalized products and services revenues. PPS revenues increased $9.1 million, or 38%, to $32.7 million for the three months ended September 30, 2010 as compared to the same period in 2009. The increase in PPS is primarily a result of increased sales of photo books and stationery and greeting cards.  PPS represented 67% of net revenue compared to 58% in the same period in 2009.   Revenue from our commercial print initiative decreased $0.6 million, or 54%, to $0.6 million for the three months ended September 30, 2010 as compared to the same period in 2009.  Print revenue was flat compared to the same period in 2009 and represented 32% of revenue compared to 39% in the same period in 2009.  The stabilization of print revenues is the result of increased unit volumes, coupled with a slightly lower ASP from 4x6 prints due to our third quarter promotional activities.  In the third quarter of 2010, 4x6 print revenues represented 18% of total net revenues versus 24% in the third quarter of 2009.

Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders and average order value, as noted below:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	1,246	982	264	27%
Orders	2,037	1,705	332	20%
Average order value	$23.75	$23.03	$0.72	3%

Cost of net revenues increased $3.5 million, or 16%, for the three months ended September 30, 2010 as compared to the same period in 2009.  As a percentage of net revenues, cost of net revenues decreased from 53% to 51% for the same period in 2009, which increased gross margin from 47% in the third quarter of 2009 to 49% in the third quarter of 2010.  The increase in our gross margin percentage is primarily due to the favorable improvements from product mix as well as labor efficiencies and improvements in material costs, partially offset by promotional discounts.  In addition, during the three months ended September 30, 2009, we incurred various costs associated with the transition to our Phoenix manufacturing facility that we did not incur in 2010.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Technology and development	$11,602	$11,390	$212	2%
Percentage of net revenues	24%	28%	-	-
Sales and marketing	$11,500	$9,377	$2,123	23%
Percentage of net revenues	23%	23%	-	-
General and administrative	$8,927	$7,363	$1,564	21%
Percentage of net revenues	18%	18%	-	-

Our technology and development expense increased $0.2 million, or 2%, for the three months ended September 30, 2010, as compared to the same period in 2009.  As a percentage of revenue, this expense decreased from 28% to 24% for the same period in 2009. The overall increase in technology and development expense was primarily attributable to an increase of $1.3 million related to personnel and related costs for employees and consultants involved with website development and website infrastructure support teams and an increase of $1.2 million related to professional and outside service fees.  However, these factors were partially offset by a decrease in depreciation expense of $0.7 million, a decrease in stock based compensation of $0.3 million and higher website development costs capitalized in the current period compared to the same period in the prior year. For the three months ended September 30, 2010 and 2009, we capitalized $2.4 million and $1.5 million, respectively, in eligible costs associated with software developed or obtained for internal use.

Our sales and marketing expense increased $2.1 million, or 23%, for the three months ended September 30, 2010, as compared to the same period in 2009.  As a percentage of net revenues, total sales and marketing expense remained flat at 23%.  The increase in sales and marketing expense was primarily due to an increase of $1.9 million related to expanded online, direct response and partner marketing campaigns.  The increase is also attributable to a $0.3 million increase in personnel and related costs associated with the expansion of our internal marketing team which is partially offset by a decrease of $0.1 million in stock based compensation.

Our general and administrative expense increased $1.6 million, or 21%, for the three months ended September 30, 2010 as compared to the same period in 2009. As a percentage of revenue, this expense remained flat at 18%. The increase was attributable to $0.6 million for personnel related costs and $0.3 million in credit card fees, associated with our increased revenue year over year.  In the three months ended September 30, 2009, we received an installment payment from a cross-licensing agreement that was recognized as a reduction of general and administrative expense, which did not recur in the current period.  The increase in general and administrative expenses was partially offset by a decrease in professional fees of $0.6 million, depreciation of $0.2 million and a gain on the disposal of certain fixed assets of $0.2 million.

	Three Months Ended September 30,
	2010	2009	Change
	(in thousands)
Interest expense	$-	$(22)	$22
Interest and other income, net	$26	$74	$(48)

Interest expense decreased $22,000 in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 primarily due to the expiration of our $20.0 million line of credit facility with Silicon Valley Bank on June 23, 2010, which was not renewed.

Interest and other income, net decreased by $48,000 or 65% for the three months ended September 30, 2010, as compared to the same period in 2009.  The decrease was primarily due to the liquidation of our ARS investments on July 1, 2010, which yielded higher returns and were subsequently invested in Treasury Securities, which yielded lower returns.

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Income tax benefit	$3,181	$2,657
Effective tax rate	40%	30%

The benefit for income taxes was $3.2 million for the three months ended September 30, 2010, compared to the benefit of $2.7 million for the same period in 2009. The increase in our effective tax rate was primarily the result of the exclusion of federal research and development credits in the three months ended September 30, 2010, compared to same period in the prior year.  The United States Congress has not extended the tax credits for research and development activities as of September 30, 2010 and therefore, we have not included this credit in our tax rate.

As of September 30, 2010, we had approximately $4.5 million of federal net operating loss carryforwards available to reduce future taxable income which is expected to be fully utilized by the end of the tax year ending December 31, 2010. As of September 30, 2010, we had approximately $32.7 million of state net operating loss carryforwards available to reduce future taxable income, of which $10.3 million is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These net operating loss carryforwards begin to expire in 2014 for state tax purposes.

	Three Months Ended September 30,
	2010	2009	% Change
	(in thousands)
Loss before income taxes	$(7,951)	$(9,003)	(12	) %
Net loss	$(4,770)	$(6,346)	(25	) %

Net loss decreased by $1.6 million for the three months ended September 30, 2010 as compared to the same period in 2009. As a percentage of net revenue, net loss was 10% and 16% for the three months ended September 30, 2010 and September 30, 2009, respectively.

Comparison of the Nine Month Period Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Net revenues	$141,507	$115,365	$26,142	23%
Cost of net revenues	$70,663	$61,161	$9,502	16%
Gross profit	$70,844	$54,204	$16,640	31%
Percentage of net revenues	50%	47%	-	-

Net revenues increased $26.1 million, or 23% for the nine months ended September 30, 2010 as compared to the same period in 2009. Revenue growth was attributable to the increase in personalized products and services revenues and revenues from our commercial print initiative, offset by a decrease in print revenue. PPS increased $26.4 million, or 39%, to $94.9 million for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in PPS is primarily a result of increased sales of photo books and stationery and greeting cards.  PPS made up 67% of net revenues for the nine months ended September 30, 2010, up from 59% for the same period in 2009.   Revenue from our commercial print initiative increased $0.2 million, or 9%, to $2.8 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  Print revenue decreased $0.5 million, or 1%, to $43.8 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  The decrease in overall print revenue is primarily due to lower average sales prices with various marketing initiatives using 4x6 prints.

Cost of net revenues increased $9.5 million, or 16%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  As a percentage of net revenues, cost of net revenues decreased from 53% to 50% for the same period in 2009, which increased gross margin from 47% to 50% for the nine months ended September 30, 2009 and 2010, respectively.    The increase in our gross margin percentage is primarily due to the favorable improvements from product mix as well as labor efficiencies and improvements in material costs, partially offset by promotional discounts and lower-margin commercial print revenues.  In addition, during the nine months ended September 30, 2009, we incurred various transition costs associated with our Phoenix manufacturing facility that we did not incur in 2010.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Technology and development	$36,248	$33,347	$2,901	9%
Percentage of net revenues	26%	29%	-	-
Sales and marketing	$32,968	$26,075	$6,893	26%
Percentage of net revenues	23%	23%	-	-
General and administrative	$27,348	$22,642	$4,706	21%
Percentage of net revenues	19%	20%	-	-

Our technology and development expense increased $2.9 million, or 9%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  As a percentage of net revenue, this expense decreased from 29% to 26% for the same period in 2009.  The overall increase in technology and development expense was primarily attributable to an increase of $3.6 million related to personnel and related costs for employees and consultants involved with website development and website infrastructure support teams and an increase of $1.8 million related to professional and outside services.  However, these factors were partially offset by a decrease in depreciation expense of $1.2 million and higher website development costs capitalized in the current period compared to the same period in the prior year. For the nine months ended September 30, 2010 and 2009, we capitalized $4.6 million and $4.2 million, respectively, in eligible costs associated with software developed or obtained for internal use.

Our sales and marketing expense increased $6.9 million, or 26%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  As a percentage of net revenue, this expense remained flat at 23%. The increase in sales and marketing expense was primarily due to an increase of $5.1 million related to expanded online advertising, direct response, partner marketing campaigns, and search fees.  The increase is also attributable to a $1.2 million increase in personnel and related costs associated with the expansion of our internal marketing team and an increase of $0.5 million in stock based compensation.

Our general and administrative expense increased $4.7 million, or 21%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  As a percentage of net revenue, this expense decreased from 20% to 19% for the same period in 2009. The increase in general and administrative expense is primarily due to increases in stock-based compensation of $1.9 million, personnel and related costs for employees of $1.2 million, and consulting and other professional service costs of $0.4 million.  We also incurred a $0.8 million increase in credit card fees, associated with our increased revenue year over year.  In the nine months ended September 30, 2009, we received two installment payments from cross-licensing agreements, whereas in the current period we received one installment payment.  These payments were recognized as reductions of general and administrative expense.  These increases were partially offset by a decrease in depreciation of $0.3 million, a gain on the disposal of certain fixed assets of $0.3 million and a decrease in facility costs of $0.2 million.

	Nine Months Ended September 30,
	2010	2009	Change
	(in thousands)
Interest expense	$(42)	$(136)	$94
Interest and other income, net	$462	$681	$(219)

Interest expense decreased by $94,000 or 69% for the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to the expiration of our $20.0 million line of credit facility with Silicon Valley Bank on June 23, 2010, which was not renewed.

Interest and other income, net decreased by $219,000 or 32% for the nine months ended September 30, 2010, as compared to the same period in 2009.  The decrease was primarily due to the liquidation of our ARS investments on July 1, 2010, which yielded higher returns and were subsequently invested in Treasury securities, which yielded lower returns.

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Income tax benefit	$9,914	$9,083
Effective tax rate	39%	33%

The benefit for income taxes was $9.9 million for the nine months ended September 30, 2010, compared to benefits of $9.1 million for the same period in 2009.  The increase in our effective tax rate was primarily the result of the exclusion of federal research and development credits in the nine months ended September 30, 2010, compared to same period in the prior year.  The United States Congress has not extended the tax credits for research and development activities as of September 30, 2010 and therefore, we have not included this credit in our tax rate.

As of September 30, 2010, we had approximately $4.5 million of federal net operating loss carryforwards available to reduce future taxable income which is expected to be fully utilized by the end of the tax year ending December 31, 2010. As of September 30, 2010, we had approximately $32.7 million of state net operating loss carryforwards available to reduce future taxable income, of which $10.3 million is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These net operating loss carryforwards begin to expire in 2014 for state tax purposes.

	Nine Months Ended September 30,
	2010	2009	% Change
	(in thousands)
Loss before income taxes	$(25,300)	$(27,315)	(7	) %
Net loss	$(15,386)	$(18,232)	(16	) %

Net loss decreased by $2.8 million, or 16%, for the nine months ended September 30, 2010 as compared to the same period in 2009.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$11,532	$8,272
Capitalization of software and website development costs	4,608	3,032
Depreciation and amortization	20,290	20,335
Cash flows used in operating activities	(17,892)	(18,124)
Cash flows provided by (used in) investing activities	31,851	(8,225)
Cash flows provided by financing activities	13,741	1,435

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our working capital requirements, lease obligations, expansion plans and technology development projects for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

At September 30, 2010, we had $160.5 million of cash and cash equivalents.  Until July 1, 2010, we held auction rate securities (“ARS”) with UBS AG ("UBS"), one of our investment providers.  In November 2008, we accepted an offer (the “Right”) from UBS entitling us to sell at par value ARS purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  On June 30, 2010, we exercised the Right to liquidate all of our ARS investments at par value. On July 1, 2010, that transaction was executed and we received proceeds of $26.3 million, which were immediately invested in Treasury securities.  With increased liquidity resulting from the ARS redemption, we elected not to renew the $20.0 million line of credit facility with Silicon Valley Bank that expired on June 23, 2010.

We anticipate that total 2010 capital expenditures will range from $22 million to $24 million.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. Our expenditures also include costs associated with capitalized software and website development.  This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past. We believe that such capital expenditures will have a positive effect on our results of operations if demand increases in line with increases in our production capacity. However, these capital expenditures will have a negative effect on our results of operations if demand does not increase as we expect, and will have a negative effect on our results of operations in the short term if demand does not increase simultaneously, as we expect, with the capital expenditures spent to support increased demand.

Operating Activities. For the nine months ended September 30, 2010, net cash used in operating activities was $17.9 million, primarily due to our net loss of $15.4 million and the net change in operating assets and liabilities of $31.2 million.  Net cash used in operating activities was adjusted for non-cash items including $18.4 million of depreciation and amortization expense, $3.3 million benefit from deferred income taxes and $12.3 million of stock-based compensation. Another non-cash item included in operating activities is $1.9 million of amortization of intangible assets which includes $0.5 million of amortization of prepaid royalties associated with intellectual property licenses that were entered into during 2009.

For the nine months ended September 30, 2009, net cash used in operating activities was $18.1 million, primarily due to our net loss of $18.2 million and the net change in operating assets and liabilities of $30.8 million, adjusted for non-cash items including $20.3 million of depreciation and amortization expense, $0.7 million benefit from deferred income taxes and $7.1 million of stock-based compensation.

Investing Activities. For the nine months ended September 30, 2010, net cash provided by investing activities was $31.9 million.  We used $11.5 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $4.6 million of capitalized software and website development.  The use of cash was offset by cash provided from the liquidation of $47.9 million (at par value) of our ARS investments that were either called by various issuers at par or a result of exercising the UBS Right.

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

Financing Activities. For the nine months ended September 30, 2010, net cash provided by financing activities was $13.7 million, primarily from $9.1 million of proceeds from issuance of common stock from the exercise of options and $4.7 million from excess tax benefits from stock-based compensation.

Our financing activities for the nine months ended September 30, 2009 provided cash of $1.4 million, primarily from $2.1 million in proceeds from issuance of common stock and $0.4 million from tax benefit of stock options offset by $1.0 million in cash used to pay employee withholding tax liabilities for restricted shares vested during the period.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$48,958	$40,495	$141,507	$115,365

Non-GAAP Adjusted EBITDA	$2,210	$1,951	$6,869	$2,270
EBITDA % of Net revenues	5%	5%	5%	2%

Free cash flow	$(3,078)	$(2,954)	$(10,012)	$(10,558)
Free cash flow % of Net revenues	(6)%	(7)%	(7)%	(9)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and improving our free cash flows.  For the three and nine months ended September 30, 2010, our adjusted EBITDA profitability was $2.2 million and $6.9 million, respectively, as compared to $2.0 million and $2.3 million in the same periods in 2009.  These adjusted EBITDA improvements resulted from a consistent, sustained effort to manage our cost structure in line with our revenue growth and reflects our commitment of balancing investments for growth with delivering increasing profitability.  During the three and nine months ended September 30, 2010, we experienced negative free cash flows of $3.1 million and $10.0 million, respectively. This trend is consistent with the seasonality of our business as we make investments in technology and marketing infrastructure in the first three quarters of the year, to support the increased activity in the fourth quarter.  In addition, on an annual basis, our capital expenditures have decreased each year from 2007 to 2009, as we continue to make strategic capital investments to support our overall growth as a business, improve efficiencies in our production and satisfy our customer needs while improving our cost imperatives. We anticipate that total 2010 capital expenditures will range from $22 million to $24 million.

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

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(4,770)	$(6,346)	$(15,386)	$(18,232)
Add back:
Interest expense	-	22	42	136
Interest and other income, net	(26)	(74)	(462)	(681)
Tax benefit	(3,181)	(2,657)	(9,914)	(9,083)
Depreciation and amortization	6,321	6,850	20,290	20,335
Stock-based compensation expense	3,866	4,156	12,299	9,795
Non-GAAP Adjusted EBITDA	$2,210	$1,951	$6,869	$2,270

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net cash provided by (used in) operating activities	$5,271	$(1,714)	$(17,892)	$(18,124)
Add back:
Interest expense	-	22	42	136
Interest and other income, net	(26)	(74)	(462)	(681)
Tax benefit	(3,181)	(2,657)	(9,914)	(9,083)
Changes in operating assets and liabilities	(2)	7,529	31,182	30,804
Other adjustments	148	(1,155)	3,913	(782)
Non-GAAP Adjusted EBITDA	2,210	1,951	6,869	2,270
Less:
Purchases of property and equipment, including accrued amounts	(2,729)	(3,811)	(12,273)	(9,796)
Capitalized technology & development costs	(2,559)	(1,094)	(4,608)	(3,032)

Free cash flow	$(3,078)	$(2,954)	$(10,012)	$(10,558)

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

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted revised guidance issued by the Financial Accounting Standards Board ("FASB"), that was intended to improve disclosures related to fair value measurements.  This guidance requires us to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires us to provide certain disaggregated information on the fair value of financial assets and requires us to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. We have provided the additional required disclosures effective January 1, 2010.

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

On June 30, 2010, we exercised the UBS Right to liquidate our ARS investments at par value.  On July 1, 2010, that transaction was executed, and we received proceeds of $26.3 million, which were immediately invested in Treasury securities.  As a result of this liquidation, we are no longer subject to the unique market risk associated with these investments and the Right.

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

ITEM 4 . CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against us and four other defendants in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:10-cv-514, in the Eastern District of Texas, Tyler Division.  The complaint asserts infringement of U.S. Patent no. 5,751,590, which claims, among other things, a method related to processing images to define social expression cards in a computer database.  The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  We have not yet answered or otherwise responded to the complaint.

In addition to the above case, from time to time, we may be involved in various legal proceedings arising in the ordinary course of business.  In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.  In such cases, we accrue for the amount, or if a range, we accrue the low end of the range as a component of legal expense.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total 2010 capital expenditures will range from $22 million to $24 million.  Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona manufacturing facilities could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

We are subject to macro-economic fluctuations in the U.S. economy.  Macro-economic issues involving the broader financial markets, including the housing and credit system, have negatively impacted the economy and our financial performance and may have further negative impact in the future.

Weak economic conditions, low consumer spending and decreased consumption may harm our operating results.  Purchases of our products are often discretionary. If the economic climate does not improve, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales.  In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities.  A prolonged and slow economic recovery or a renewed recession may also lead to additional restructuring actions and associated expenses.  For example, during the first quarter of 2009, we reduced our headcount by 5%.  Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs on to our customers.  The resulting increased expenses and/or reduced income would negatively impact our operating results.

If the economic recovery is slow, or if the economy experiences a prolonged period of decelerating growth, our results of operations may be further harmed.

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

Demand for our products and services is sensitive to price, especially in times of recession, slow economic growth and consumer conservatism. Many external factors, including our production and personnel costs, consumer sentiment and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.

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

Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures.  The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

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

We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4x6 prints. In March 2010, we renewed our supply agreement with Fuji which expires in March 2013.  If that agreement is not renewed before it expires in March 2013, or if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brand and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent a substantial portion of the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

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

As of September 30, 2010, we had 36 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

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

We may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. The resolution of such legal proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense.  For example, we were a party to an Assurance of Discontinuance entered into on September 13, 2010 with the New York Attorney General's office, which related to our business activities in New York regarding discount programs offered by Webloyalty, Inc., one of our former business partners. Given the visibility of our brand, we may regularly be involved in legal proceedings, government investigations or audits that could adversely affect our business and financial performance.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.  In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance.  Factors that could cause our stock price to fluctuate include:

●	slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

●	ratings downgrades by any securities analysts who follow our company;

●	the public’s response to our press releases or other public announcements, including our filings with the SEC;

●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of technologies or product enhancements that reduce the need for our products;

●	impairment or loss in value of our investments in auction rate securities;

●	the loss of key personnel;

●	lawsuits threatened or filed against us;

●	future sales of our common stock by our executive officers, directors and significant stockholders; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

SHUTTERFLY, INC.
(Registrant)

Dated: October 29, 2010	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 29, 2010	By:	/s/ Mark J. Rubash
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