Form 10-K
period 2010-12-31
SHUTTERFLY INC
filed 2011-02-07
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☑       No   ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No   ☑

As of June 30, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price or our Common Stock on June 30, 2010 as reported on the NASDAQ Global Market was $652,024,414.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2011
Common stock, $0.0001 par value per share	28,435,818 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Proxy Statement relating to the 2011 Annual Meeting of the Stockholders to be held on May 25, 2011 (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We are an Internet-based social expression and personal publishing service that enables consumers to share, print and preserve their memories by leveraging our technology, manufacturing, web-design and merchandising capabilities. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting cards and stationery, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Charlotte, North Carolina and Phoenix, Arizona production facilities.   By controlling the production process in our own facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of print and photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our revenue during our fiscal fourth quarter. During fiscal year 2010, we fulfilled 9.2 million orders to 4.1 million customers, at an average order value of $32.88 per order.

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

Business and Marketing Strategy

We drive business and marketing strategies within three key categories:  Personalized Products and Services (“PPS”), Prints, and Commercial Print Services.  To support our business strategies within these categories, we use a variety of integrated marketing programs, including advertising, direct marketing technologies and strategic alliances.  These methods include direct marketing over the Internet, e-mail marketing to prospects and existing customers, search engine marketing, and traditional direct marketing mailings such as postcards and seasonal catalogs. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brand on the products and packaging provides ongoing viral advertising. We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines. We also maintain an affiliate program under which we pay program participants for referral sales generated from hyperlinks to our website from the affiliate’s website and in promotional materials.

In addition, to support our commercial print initiative, we have hired a small sales force to engage with marketing fulfillment organizations and advertisers for commercial print services.

The following paragraphs summarize our business strategies within these three categories:

Personalized Products and Services

Personalized products and services ("PPS") are comprised of our photo book products, greeting cards and stationery, calendars, and other photo-based merchandise.  In addition, PPS also includes revenues from advertising and sponsorship activities and referral fees. Our referral fee program was discontinued effective March 31, 2010, and no referral fee revenue has been recorded subsequent to that date.  We also provide website services which include our share platform called Share Sites, developed from our 2008 acquisition of Nexo Systems, Inc.  PPS as a percentage of total net revenue was 71% in 2010, 66% in 2009 and 61% in 2008.  Within this category, we seek to drive the following strategies:

•	Enhance product and services offerings.

We have focused substantive efforts in enhancing the products and services we offer in our PPS category.  For example, during 2009, we launched the Simple Path feature which instantly creates photo books in all sizes and formats, making it easier and faster for customers to create their photo books.  In 2010, we enabled users to access photos from new sources including: Facebook, Picasa, Share Sites and directly from personal computers, which lowers the barriers to creation of photobooks.  In cards and stationery, we have introduced a wide range of premium designer greeting cards and stationery for many occasions, including holidays, baby announcements, birthdays, and weddings.  For the 2010 holiday season, we offered our largest holiday collection ever with nearly 1,400 new holiday designs across all form factors.  We continue to expand and enhance our Share Sites which allow users to easily create custom, personalized, private web sites for sharing with friends, family and community groups. We launched new templates, themes, and functionality for our Share Sites designed to support new parents, brides, teachers, and coaches.  In 2010 we partnered with the American Youth Soccer Organization ("AYSO") to create Share Sites available to support over 50,000 soccer teams across the country. We also offer the ability to upload, store, and share a limited number of video clips for free and a video subscription service that provides unlimited video storage, larger file sizes, and HD-quality video playback.

•	Expand our customer base.

We intend to leverage our PPS offerings, and to promote the Shutterfly brand through word-of-mouth referrals from existing customers, print advertising, catalogs, online advertising, search engine marketing, and complementary alliances with other companies.   In 2010, we partnered with Groupon to offer multiple nationwide flash promotions to more than 10 million Groupon members.  We also partnered with Best Buy to promote Shutterfly products when customers purchase a qualifying digital camera or camcorder in store.  We leverage our Share Sites platform to drive increased awareness of our brand and our product offerings, as well as increase the engagement of existing customers.  In addition, we have expanded our presence across social networks by enabling customers to post their photo books onto a variety of social networking and blogging websites such as Facebook, MySpace, Twitter, and Blogger.

•	Increase sales to existing customers.

We intend to increase both average order value and repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different holidays and life events and increasing our cross-selling and up-selling activities. In 2010, we introduced new calendar designs and form factors and unveiled a new home décor collection.  We have specifically focused on features that make it easier for customers to personalize products, such as the launch of Simple Path, and offerings that provide new and different occasions to engage with Shutterfly, such as our expanded set of cards and stationery designs.  In 2010, we expanded our card and stationery collection to include occasions like Baptisms, summer parties, moving announcements and birthdays.

•	Develop new lines of business and strategic relationships with complementary business.

We continue to focus our efforts to expand our advertising and sponsorship line of business within the PPS category.  Our loyal customer base has depth in many key demographics, and we seek to continue to monetize that base in a way that is consistent with our premium brand.  In addition, we develop strategic relationships with complementary businesses, such as our relationship with Target, Inc, which provides an alternate sales channel for our products.  In 2010, we expanded our print-to-retail relationships and customers can now pick up 4x6 prints at their local CVS/pharmacy and Walgreens store.  This and other strategic relationships also drive direct customer trial and acquisition, co-marketing opportunities, and opportunities to display the Shutterfly brand to new audiences.

Prints

Our Prints offerings include 4x6 prints, as well as other print sizes ranging from wallet sized to jumbo-sized 20x30 enlargements. Also included in print revenue are photocards, which are personalized silver halide photo prints with designed content, used for greeting card occasions ranging from holidays to birthday cards and thank you notes.  During the last three years, our Prints revenues as a percentage of total revenues have declined to 27% in 2010, from 33% in 2009, and 39% in 2008.   Despite this overall decrease, we continue to utilize our Prints category to drive new and continued engagement with the Shutterfly brand, and we continue to innovate in this category.

Commercial Print Services

In order to use available manufacturing capacity during low volume periods and to leverage our large installed base of digital presses, we provide commercial print services primarily to the direct marketing industry.  Our commercial print revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats.  We continue to focus our efforts in expanding our presence in this market.  For example, in November 2010, we acquired certain assets and liabilities of WMSG, Inc. to enable a complete solution for variable digital print marketers and other print-on-demand opportunities. Our commercial print revenue as a percentage of total net revenue was 2% in 2010, 1% in 2009 and 0% in 2008.

Technology and Production Systems

We use a combination of proprietary and third-party technology, including the following:

Customer relationship management, or CRM, system.   Our integrated CRM system is composed of various tools designed to convert first-time customers into repeat buyers. We seek to increase average order sizes by expanding customer awareness, providing targeted, segmented offers to customers, and encouraging cross- and up-selling. The system uses a variety of data, including website usage patterns, order size, order frequency, products purchased, seasonality factors, image upload, and share usage, as well as customer satisfaction information. This data is continually updated and refreshed in a data warehouse, from which different customer segments are identified and monitored on a continuing basis for targeted marketing communications.

By using this deep customer intelligence and ongoing analysis, we are able to offer customers a more personalized website experience and to target them with specific website promotions, discounts, specialized e-mail, and direct mail offers. Our promotion engine generates special offers that are account specific and applied automatically at checkout.

We are also able to dynamically assign visitors to test and control groups who are shown different versions of our service. This form of A-B testing enables us to continuously optimize products, pricing, promotions, and user interaction with our website.

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

Render farm.   Once a customer orders a photo or any photo-based product, our render farm technology performs fully automated image processing on the image prior to production. The customer’s original uploaded image is retrieved from the image archive, and automatic algorithms enhance the color, contrast and sharpness of the image. The render farm also performs customer-requested edits such as crop, borders, customized back-printing and red-eye removal.

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

Competition

The market for digital photography products and services is large, evolving and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

●
Online digital photography services companies such as Kodak EasyShare Gallery, Snapfish, which is a service of Hewlett-Packard, American Greetings’ Photoworks and Webshots brands, Vistaprint, SmugMug, SeeHere and others;

●
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Drug stores such as Walgreens, CVS/pharmacy and others that offer in-store pick-up from their photo website internet orders;

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;

●	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

●
Home printing service providers such as Hewlett-Packard, Epson, Canon, Kodak and Fuji that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

●	Photo-related software companies such as Apple, Microsoft, Corel, Picnik and FotoFlexer;

●	Social media companies that host images such as MySpace, Facebook, and Twitter;

●
Specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Minted, Picaboo, Blurb, MyPublisher, Mixbook, MOO, Smilebox, Creative Memories and Inkubook;

●	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr, Photobucket and Slide; and

●	Self-publishing companies and services such as Lulu, CafePress, Amazon's CreateSpace and Zazzle.

We believe the primary competitive factors in attracting and retaining customers are:

●	brand recognition and trust;

●	quality of products and services;

●	breadth of products and services;

●	user affinity and loyalty;

●	customer service;

●	ease of use;

●	convenience; and

●	price.

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

As of December 31, 2010, we had 37 issued patents, which expire at various dates between 2019 and 2028, and more than 20 patent applications pending in the United States. Our issued patents and patent applications relate generally to the user interface for our website, our computer network infrastructure and software, personalized photo-related products and automated workflow and digital printing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brand is “Shutterfly.” We hold registrations for the Shutterfly service mark in our major markets of the United States and Canada, as well as in China, the European Community, Mexico, Brazil, Japan, Australia and New Zealand. We also hold “Shutterfly.com” Internet domain registrations in the United States, Mexico, Japan, China, Australia and New Zealand, and a “Shutterfly and Design” trademark, “Tell your story,” “Shutterfly Express”, “Shutterfly Collections” “Postcards by Shutterfly”, “Shutterfly Studio”, a “Shutterfly Studio and Design”, “Picture More,” “Where your pictures live”, “Your pictures and more”, “NEXO”, “VividPics,” “Wink” and “Make one like this” service mark registrations in the United States. We also have pending applications for additional marks, including “Life Happens. Share It” and “Smart AutoFill” in the United States.

Government Regulation

The legal environment of the Internet is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, is unclear in many cases. Accordingly, we often cannot be certain how existing laws will apply in the online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, net neutrality, quality of products, and services and intellectual property ownership and infringement. In particular, legal issues relating to the liability of providers of online services for activities of their users are currently unsettled both within the United States and abroad.

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

●
Statutes adopted in the State of California and other states, require online services to report certain breaches of the security of personal data, and to report to consumers when their personal data might be disclosed to direct marketers.

●
The federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which was signed into law May 22, 2009, includes new provisions governing the use of gift cards, including specific disclosure requirements and a prohibition or limitation on the use of expiration dates and fees.  A recent statute adopted in the State of New Jersey would enforce escheat of the entire remaining gift card balance when the card is redeemable only for goods and services and would include all gift cards sold after January 1, 2003.

To resolve some of the remaining legal uncertainty, we expect new U.S. and foreign laws and regulations to be adopted over time that will be directly or indirectly applicable to the Internet and to our activities. In addition, government agencies may begin regulating previously unregulated Internet activities or applying existing laws in new ways to providers of online services.  Moreover, the law relating to the liability of providers of online services for activities of their users and business partners is currently unsettled both within the United States and abroad. Any existing or new legislation applicable to us could expose us to government investigations or audits, prosecution for violations of applicable laws and/or substantial liability, including penalties, damages, significant attorneys’ fees, expenses necessary to comply with such laws and regulations or the need to modify our business practices.  For example, we were a party to an Assurance of Discontinuance entered into on September 13, 2010 with the New York Attorney General’s office, which related to our business activities in New York regarding discount programs offered by Webloyalty, Inc., one of our former business partners. In addition, from time to time claims may be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that we or others post online.  On a more general level, government regulation of the Internet could dampen the growth in the use of the Internet, have the effect of discouraging innovation and investment in Internet-based enterprises or lead to unpredictable litigation.

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

Employees

As of December 31, 2010, we had 611 full time employees.  Below is a summary of employees by function:

	2010	2009	2008
Cost of revenue	293	243	262
Technology and development	168	148	127
Sales and marketing	79	73	70
General and administrative	71	55	55
Total	611	519	514

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2010, we used approximately 975 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our 2010 net revenues in the fourth quarter of 2010, and the net income that we generated during the fourth quarter of 2010 was necessary for us to achieve profitability on an annual basis. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brand will suffer and the market price of our common stock would likely decline.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total 2011 capital expenditures will range from 7.5% to 8.5% of 2011 net revenues.  Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, we face significant production risks at peak holiday seasons, including the risks of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2010 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production facilities could harm our operations.

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

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, these fees represented approximately 14%, 14% and 17% of our net revenues in 2010, 2009 and 2008 respectively.   We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

●
Online digital photography services companies such as Kodak EasyShare Gallery, Snapfish, which is a service of Hewlett-Packard, American Greetings’ Photoworks and Webshots brands, Vistaprint, SmugMug, SeeHere and others;

●
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Drug stores such as Walgreens, CVS/pharmacy and others that offer in-store pick-up from their photo website internet orders;

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;

●	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

●
Home printing service providers such as Hewlett-Packard, Epson, Canon, Kodak and Fuji that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

●	Photo-related software companies such as Apple, Microsoft, Corel, Picnik and FotoFlexer;

●	Social media companies that host images such as MySpace, Facebook, and Twitter;

●
Specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Tiny Prints, Minted, Picaboo, Blurb, MyPublisher, Mixbook, MOO, Smilebox, Creative Memories and Inkubook;

●	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr, Photobucket and Slide; and

●	Self-publishing companies and services such as Lulu, CafePress, Amazon's CreateSpace and Zazzle.

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

At the 2010 annual meeting, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to renew its “evergreen” provision.  According to the amendment, the number of shares available for issuance under the 2006 Plan will automatically increase as follows: (i) on January 1, 2011 by 3.5% of the number of the Company’s common stock issued and outstanding on December 31, 2010; (ii) on January 1, 2012 by 3.3% of the number of the Company’s common stock issued and outstanding on December 31, 2011, and (iii) on January 1, 2013 by 3.1% of the number of the Company’s common stock issued and outstanding on December 31, 2012.  In addition, in order to attract key personnel, the Board authorized 380,000, 135,100 and 200,000 additional inducement stock option grants and restricted stock awards to supplement our 2006 Plan, which were granted in 2007, 2008 and 2009, respectively.  Inducement stock options and awards are granted to certain employees upon hire and do not require shareholder approval.  In the future, attracting key personnel may require a level of option grants in excess of the amount available in our 2006 Plan. The increase of the shares available for issuance under the 2006 Plan and grants of awards from it, as well as further inducement equity awards outside of the 2006 Plan, will cause dilution to our stockholders.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, such as our 2010 acquisition of WMSG, Inc., our 2009 acquisition of TinyPictures and our 2008 acquisition of Nexo. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.  If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

If either facility where our computer and communications hardware is located fails or if any of our production facilities fails, our business and results of operations would be harmed.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at one third-party hosting facility in Santa Clara, California, and our production facilities are located in Charlotte, North Carolina and Phoenix, Arizona. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Santa Clara is located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance, however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations.  In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

As of December 31, 2010, we had 37 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties may sue us for infringing their intellectual property rights.  For example, in 2009, we settled three patent infringement lawsuits against us.  In 2010, two more patent infringement lawsuits were filed against us.   On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against us and four other defendants in the Eastern District of Texas, Tyler Division.  And on December 10, 2010, Eastman Kodak Company (“Kodak”) filed a complaint for alleged patent infringement against Shutterfly in the District of Delaware.  Likewise, we may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.  On December 13, 2010, we filed a patent infringement complaint against Kodak and Kodak Imaging Network, Inc. in the United States District Court for the Northern District of California.  On January 31, 2011, we voluntarily dismissed that lawsuit without prejudice, and on the same day we filed a complaint in the United States District of Delaware.  The new complaint asserts the same claims of infringement against Kodak.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. CARD Act limits our ability to expire gift cards.  The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

To date, we have conducted limited international operations, but we intend to expand into international markets in order to grow our business. These expansion plans will require significant management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with established local or regional companies which understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities, in the foreign market. We do not have experience establishing, acquiring or operating such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business to be harmed.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

In 2010, we renewed the lease for our corporate headquarters in Redwood City, California in two buildings totaling approximately 100,000 square feet. This lease will expire in 2017, and we have an option to extend the lease for two additional periods of three years each.  The lease provides for a $2.1 million tenant improvement reimbursement allowance which can be utilized during the course of the lease.

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

We maintain our west-coast production and fulfillment operations in Phoenix, Arizona, totaling approximately 101,200 square feet.  The lease for this facility commenced in March 2009, and will continue through 2016.  We have an option to extend the lease for three additional periods of five years each, and a right of first offer to lease space in adjacent buildings.

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

On December 10, 2010, Eastman Kodak Company filed a complaint for alleged patent infringement against us in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware.  The complaint asserts infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claim among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints.  The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  We have not yet answered or otherwise responded to the complaint.

On December 13, 2010, we filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. (“Kodak”) in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., Case No. CV 10 5672 in the U.S. District Court for the Northern District of California.  The complaint asserts infringement of U.S. Patents Nos.  6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product.  The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief.  Kodak has not yet answered or otherwise responded to the complaint.  On January 31, 2011, we voluntarily dismissed that lawsuit without prejudice, and on the same day we filed a complaint in the United States District of Delaware.  The new complaint asserts the same claims of infringement against Kodak.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Shutterfly’s common stock has been traded on the NASDAQ Global Market under the symbol “SFLY” since September 29, 2006. As of February 4, 2011, there were approximately 78 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock.  It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2009	High	Low
First Quarter	$9.92	$5.62
Second Quarter	$15.26	$9.00
Third Quarter	$18.13	$11.68
Fourth Quarter	$18.82	$13.76

Year Ended December 31, 2010	High	Low
First Quarter	$24.68	$15.46
Second Quarter	$25.70	$19.39
Third Quarter	$26.93	$21.96
Fourth Quarter	$36.69	$23.79

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2010.

ITEM 6.   SELECTED FINANCIAL DATA.

The consolidated statements of income data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of income data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements not included in this annual report. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Consolidated Income Statement Data:
Net revenues	$307,707	$246,432	$213,480	$186,727	$123,353
Cost of net revenues	134,491	111,648	96,214	84,111	55,491
Gross profit	173,216	134,784	117,266	102,616	67,862
Operating expenses:
Technology and development	48,393	46,003	39,707	28,822	19,087
Sales and marketing	59,284	44,870	42,212	33,530	21,940
General and administrative	40,764	35,201	32,741	29,888	19,216
Total operating expenses	148,441	126,074	114,660	92,240	60,243
Income from operations	24,775	8,710	2,606	10,376	7,619
Interest expense	(42)	(157)	(273)	(179)	(266)
Interest and other income, net	482	814	2,898	5,515	2,387
Income before income taxes	25,215	9,367	5,231	15,712	9,740
Provision for income taxes	(8,088)	(3,514)	(1,571)	(6,134)	(3,942)
Net income	$17,127	$5,853	$3,660	$9,578	$5,798
Net income per share:
Basic	$0.63	$0.23	$0.15	$0.39	$0.67
Diluted	$0.59	$0.22	$0.14	$0.36	$0.56
Weighted average shares
Basic	27,025	25,420	25,036	24,295	8,622
Diluted	29,249	26,810	25,787	26,273	10,331

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Cost of net revenues	$508	$416	$372	$189	$96
Technology and development	3,069	3,340	2,404	1,067	736
Sales and marketing	3,923	3,577	2,452	1,044	521
General and administration	8,866	6,940	4,522	2,386	947
	$16,366	$14,273	$9,750	$4,686	$2,300

The chart below includes selected data from our balance sheet:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$252,244	$180,737	$88,164	$125,584	$119,051
Property and equipment, net	39,726	41,845	48,108	48,416	30,919
Working capital	200,282	141,410	58,232	104,025	102,165
Total assets	343,830	271,313	233,297	208,938	180,160
Capital lease obligations, less current portion	6	10	17	107	1,742
Total stockholders’ equity	269,607	215,164	186,802	170,734	151,326

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2011, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our ability to grow our personalized products and services as a percentage of our total revenues, our operating expenses remaining a consistent percentage of our net revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

Overview

We are an Internet-based social expression and personal publishing service that enables consumers to share, print and preserve their memories by leveraging our technology, manufacturing, web-design and merchandising capabilities.  Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

We currently generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Charlotte, North Carolina and Phoenix, Arizona production facilities.  By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our revenue during our fiscal fourth quarter. During fiscal year 2010, we fulfilled 9.2 million orders, to 4.1 million customers, at an average order value of $32.88 per order.

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

Our operations and financial performance depend on general economic conditions.  The U.S. economy is experiencing a slow economic recovery from a deep recession and concerns about that recovery could further impact consumer sentiment and consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Basis of Presentation

Net Revenues.   Our net revenues are comprised of sales generated from personalized products and services (“PPS”), prints and commercial printing services.

Personalized products and services
Our personalized products and services revenues are derived from the sale of photo-based products, such as photo books, greeting and stationery cards, calendars and other photo-based merchandise and ancillary products and services, and the related shipping revenues. Revenue from advertising displayed on our website and referral fees are also included in PPS revenue.  Our referral fees were approximately 0.7%, 2.5% and 3.1% of our net annual revenues for 2010, 2009 and 2008.  Our referral fee program was discontinued effective March 31, 2010, and no referral fee revenue has been recorded subsequent to that date.

Prints
We also generate revenue from photo prints and the associated shipping revenue.  Photo prints consist of wallet, 2x6, 4x6, 5x7, 8x10, and large format sizes.  Also included in print revenues are photocards, which are personalized silver halide photo prints with designed content, used for greeting card occasions ranging from holidays to birthday cards and thank you notes.

Commercial print services
In order to use available print capacity during low volume periods and to leverage our large installed base of existing digital presses, we began providing commercial printing services in 2008 to the direct marketing industry. We continue to focus our efforts in expanding our presence in this market. For example, in November 2010, we acquired WMSG, Inc. enabling us to provide a complete solution for variable digital print marketers and other print-on-demand opportunities.

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

Total Number of Orders.   We closely monitor the total number of orders as a leading indicator of net revenue trends. We recognize the net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met.  Orders are typically processed and shipped within two business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and while we anticipate this trend to continue in the future, the number of orders is dependent on whether we are successful in executing our strategy in addition to the conditions of the overall economic environment.

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

Personalized Products and Services Revenues as Percentage of Net Revenues.   We continue to innovate and improve our personalized products and services and expect the net revenues from these products and services to increase as a percentage of total net revenues as we continue to diversify our product offerings.  Personalized products and services as a percentage of total net revenue was 71% in 2010, 66% in 2009 and 61% in 2008.  We believe that this trend results, in part, from the shift of consumer spending from offline to online outlets, as well as the increasing adoption of personalized, designed content.

We believe the analysis of these metrics and others provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

Cost of Net Revenues.     Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service, any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties.  Cost of net revenues also includes certain costs associated with facility closures and restructuring.

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

Sales and marketing expense consists of costs incurred for marketing programs, and personnel and related expenses for our customer acquisition, product marketing, business development, and public relations activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, the purchase of keyword search terms and various strategic alliances. We depend on these efforts to attract customers to our service.

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment, and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.   We recognized a final payment due from one of the agreements in the first quarter of fiscal year 2010.

Interest Expense.     Interest expense consists of interest costs recognized under our capital lease obligations as well as costs associated with our line of credit facility. Our latest facility expired in June 2010 and was not renewed.

Interest and other income, net.   Interest and other income, net primarily consists of the interest earned on our cash and investment accounts as well as gains and losses on our trading securities and the Right from UBS entitling us to sell at par value auction-rate securities ("ARS") investment previously purchased from UBS.  On June 30, 2010, we exercised the UBS Right to liquidate all of our ARS investments at par value.  On July 1, 2010, that transaction was executed and we received proceeds of $26.3 million, which were immediately invested in Treasury securities.

Income Taxes.      We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Historically, we have only been subject to taxation in the United States because we only operate within the United States.

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

Revenue Recognition.   We generally recognize revenue from product sales, net of applicable sales tax, upon shipment of fulfilled orders, when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured.  Shipping charged to customers is recognized as revenue at the time of shipment.

We recognize commercial print revenue upon shipment, consistent with our product revenue policy.

For gift card sales and flash deal promotions through group buying websites, we recognize revenue when redeemed items are shipped.  Revenues from sales of prepaid orders on our website are deferred until shipment of fulfilled orders or until the prepaid period expires.  Our share of revenue generated from our print to retail relationships, is recognized when orders are picked up by our customers at the respective retailer.

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses.  During the year ended December 31, 2010, returns totaled less than 1% of net revenues and have been within management’s expectations.

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

Our advertising revenues are derived from the sale of online advertisements on our website. Advertising revenues are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of the Company's website) are delivered; as “clicks” (which are generated each time users of our website click through the advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement with the expectation that the advertisement will be delivered ratably over the contract period.

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

Goodwill and Intangible Assets.   Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.  Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received.  Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to sixteen years.  Goodwill and intangibles assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during our fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

Software and Website Development Costs.   We capitalize costs associated with website development and software developed or obtained for internal use.  Accordingly, payroll and payroll-related costs and stock-based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is generally three years. Costs associated with minor enhancements and maintenance for our website are expensed as incurred.

Income Taxes.   We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which will impact deferred tax assets and the results of operations in the period the change is made.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  We are required to make subjective assumptions and judgments regarding our income tax exposures.  Interpretations and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Our policy is to recognize interest and/or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Stock-Based Compensation Expense.   We measure our stock based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

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

Results of Operations

The following table presents the components of our income statement as a percent of net revenues:

	Year Ended December 31,
	2010	2009	2008
Net revenues	100%	100%	100%
Cost of revenues	44	45	45
Gross profit	56	55	55
Operating expenses:
Technology and development	16	19	19
Sales and marketing	19	18	20
General and administrative	13	14	15
Total operating expenses	48	51	54
Income from operations	8	4	1
Interest expense	0	0	0
Interest and other income, net	0	0	2
Income before income taxes	8	4	3
Provision for income taxes	(3)	(1)	(1)
Net income	6%	3%	2%

 Comparison of the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(in thousands)
Net Revenues
Personalized products and services	$218,668	$161,650	$57,018	35%
Prints	83,931	80,941	2,990	4
Commercial printing services	5,108	3,841	1,267	33
Total net revenues	307,707	246,432	61,275	25
Cost of net revenues	134,491	111,648	22,843	20
Gross profit	$173,216	$134,784	$38,432	29%
Percentage of net revenues	56%	55%	—	—

Net revenues increased $61.3 million, or 25%, in 2010 compared to 2009.  Revenue growth was attributable to increases in all revenue categories.   PPS revenues increased $57.0 million, or 35%, to $218.7 million in 2010 compared to 2009. The increase in PPS is primarily a result of increased sales of photo books and greeting and stationery cards.   Print revenue increased $3.0 million, or 4%, to $83.9 million in 2010 compared to 2009.  The overall increase in print revenue was primarily due to an increase in photocard revenue offset by a decrease in 4x6 print revenue which represented 10% of total net revenues versus 14% in the prior year.   In terms of product mix, PPS represented 71% and Prints represented 27% of revenue in 2010.  This compares to 66% and 33% in 2009.    Revenue from our commercial print initiative increased $1.3 million, or 33%, to $5.1 million for 2010, and represented 2% of our total net revenues.

Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in each of our key metrics: customers, orders and average order value, as noted below:

	Year Ended December 31,
	2010	2009	Change	% Change
	(In thousands, except AOV amounts)
Customers	4,069	3,281	788	24%
Orders	9,204	7,891	1,313	17%
Average order value	$32.88	$30.74	$2.14	7%

Cost of net revenues increased $22.8 million, or 20%, in 2010 compared to 2009.  As a percentage of net revenues, cost of net revenues decreased slightly from 45% in 2009 to 44% in 2010, which increased gross margin from 55% in 2009 to 56% in 2010.  Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and increased headcount compared to 2009.  These costs were partially offset by favorable improvements from product mix and labor efficiencies from both our Charlotte and Phoenix manufacturing facilities.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(in thousands)
Technology and development	$48,393	$46,003	$2,390	5%
Percentage of net revenues	16%	19%	—	—
Sales and marketing	$59,284	$44,870	$14,414	32%
Percentage of net revenues	19%	18%	—	—
General and administrative	$40,764	$35,201	$5,563	16%
Percentage of net revenues	13%	14%	—	—

Our technology and development expense increased $2.4 million, or 5%, in 2010 compared to 2009. As a percentage of net revenues, technology and development expense decreased to 16% in 2010 from 19% for the same period in 2009. The increase in technology and development expense was primarily due to an increase of $4.5 million related to personnel and related costs for employees and an increase of $3.3 million related to professional and outside services consultants involved with website development and website infrastructure support teams.  These factors were partially offset by a decrease in depreciation expense of $2.1 million, a decrease of $0.3 million in stock-based compensation and higher website development costs capitalized in the current period compared to the same period in the prior year.

During 2010, headcount in technology and development increased by 14% compared to 2009, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency.  As a result, in 2010, we capitalized $7.3 million in eligible salary and consultant costs, including $0.3 million of stock based compensation, associated with software developed or obtained for internal use, compared to $5.4 million, which included $1.6 million of stock based compensation capitalized, in 2009.  We expect this trend to continue in 2011, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $14.4 million, or 32%, in 2010 compared to 2009.  As a percentage of net revenues, total sales and marketing expense increased slightly from 18% in 2009 to 19% in 2010.  The increase in sales and marketing expense was primarily due to an increase of $12.2 million related to expanded online media, direct response, and partner marketing campaigns.  The increase is also attributable to a $1.8 million increase in personnel and related costs associated with the expansion of our internal marketing team and an increase of $0.3 million in stock based compensation.

Our general and administrative expense increased $5.6 million, or 16%, in 2010 compared to 2009, and decreased as a percentage of net revenues from 14% in 2009 to 13% in 2010.  The increase in general and administrative expense is primarily due to an increase in stock based compensation of $1.9 million and personnel related costs of $1.8 million as a result of increased headcount.  In 2010, we also incurred an increase in credit card fees of $1.8 million which was driven by the increase in consumer product revenue as compared to the prior year.  During 2009, we received two installment payments from cross-licensing agreements, whereas in the current period we received one installment payment. These payments were recognized as reductions of general and administrative expense. The overall increase in general and administrative expense was partially offset by a decrease of $0.5 million of depreciation and gains on the disposal of certain fixed assets of $0.7 million.

	Year Ended December 31,
	2010	2009	Change
	(in thousands)
Interest expense	$(42)	$(157)	$(115)
Interest and other income, net	$482	$814	$(332)

Interest expense decreased by $0.1 million or 73% for 2010 compared to 2009 primarily due to the expiration of our $20.0 million line of credit facility with Silicon Valley Bank on June 23, 2010, which was not renewed.

Interest and other income, net decreased by $0.3 million for 2010 compared to 2009. The decrease was primarily due to the liquidation of our ARS investments on July 1, 2010, which yielded higher returns and were subsequently invested in Treasury securities, which yielded lower returns.

	Year Ended December 31,
	2010	2009
	(in thousands)
Income tax provision	$(8,088)	$(3,514)
Effective tax rate	32%	38%

The provision for income taxes was $8.1 million for 2010, compared to a provision of $3.5 million for 2009.  Our effective tax rate was 32% in 2010, down from 38% in 2009.  This decrease in our effective tax rate is primarily the result of disqualifying dispositions of incentive stock option awards.

At December 31, 2010, we had approximately $32.7 million of state net operating loss carryforwards to reduce future regular taxable income, of which $10.3 million is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in 2016, if not utilized.  We recognized the remaining federal net operating loss carryforward in 2010, except for federal net operating losses associated with our acquisition of TinyPictures in the amount of $1.5 million.

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(in thousands)
Income before income taxes	$25,215	$9,367	$15,848	169%
Net income	$17,127	$5,853	$11,274	193%
Percentage of net revenues	6%	3%	—	—

Net income increased by $11.3 million, or 193%, from 2009 to 2010. As a percentage of net revenue, net income was 6% of net revenue for 2010 compared to 3% for 2009.

Comparison of the Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(in thousands)
Net revenues
Personalized products and services	$161,650	$129,523	$32,127	25%
Prints	80,941	83,609	(2,668)	(3)
Commercial printing services	3,841	348	3,493	1004
Total net revenues	246,432	213,480	32,952	15
Cost of net revenues	111,648	96,214	15,434	16
Gross profit	$134,784	$117,266	$17,518	15%
Percentage of net revenues	55%	55%	—	—

Net revenues increased $33.0 million, or 15%, in 2009 compared to 2008.  Revenue growth was primarily attributable to an increase in personalized products and services revenues and revenue from our commercial print initiative, offset by a decrease in print revenue. PPS revenues increased $32.1 million, or 25%, to $161.7 million in 2009 compared to 2008. The increase in PPS is primarily a result of increased sales of photo books, stationery cards and calendars.  Print revenue decreased $2.7 million, or 3%, to $80.9 million in 2009 compared to 2008.  4x6 print revenue represented 14% of total net revenues versus 19% in the prior year.  The decrease in overall print revenue was primarily due to a lower average sales price for 4x6 prints which is a result of our price change in September 2008, offset partially by continued stable growth in unit volumes. In terms of product mix, PPS represented 66% and Prints represented 33% of revenue in 2009.  This compares to 61% and 39% in 2008.    Revenue from our commercial print initiative totaled $3.8 million for 2009, and represented 1% of our total net revenues.

Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in each of our key metrics: customers, orders and average order value, as noted below:

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands, except AOV amounts)
Customers	3,281	2,789	493	18%
Orders	7,891	7,569	322	4%
Average order value	$30.74	$28.16	$2.58	9%

Cost of net revenues increased $15.4 million, or 16%, in 2009 compared to 2008.  As a percentage of net revenues, cost of net revenues remained flat, at 45%, resulting in gross margin percentage remaining flat at 55%.  Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, cost increases from the closure and transition of our Hayward production facility to our new Phoenix production facility, increased headcount, and higher equipment rental expenses compared to 2008.  These costs were partially offset by favorable improvements from product mix, labor efficiencies from both our Charlotte and Phoenix plants and improvements in material costs.

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

Our sales and marketing expense increased $2.7 million, or 6%, in 2009 compared to 2008.  Also as a percentage of net revenues, total sales and marketing expense decreased from 20% in 2008 to 18% in 2009.  The increase in sales and marketing expense was primarily due to an increase of $1.6 million in personnel and related costs as we expanded our internal marketing team and an increase of $1.1 million in stock based compensation.  The increase was offset by a decrease of $0.2 million in customer acquisition costs and affiliate fees due to improved promotional efficiencies and search engine optimization performance.

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

As of December 31, 2009, we had approximately $32.7 million of state net operating loss carryforwards to reduce future regular taxable income. These carryforwards will expire beginning in 2014 through 2016, if not utilized. We recognized the remaining federal net operating loss carryforward in 2009, except for federal net operating losses associated with our acquisition of TinyPictures in the amount of $1.7 million.

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(in thousands)
Income before income taxes	$9,367	$5,231	$4,136	79%
Net income	$5,853	$3,660	$2,193	60%
Percentage of net revenues	3%	2%	—	—

Net income increased by $2.2 million, or 60%, from 2008 to 2009. As a percentage of net revenue, net income was 3% of net revenue for 2009 compared to 2% for 2008.

Liquidity and Capital Resources

Our total capital resources were as follows (in thousands):

	December 31,
	2010	2009
Cash and cash equivalents	$252,244	$132,812
Auction Rate Securities and Rights	-	47,925
Total Capital Resources	$252,244	$180,737

At December 31, 2010, we had $252.2 million of cash and cash equivalents.  In January 2008, we purchased ARS investment held with UBS AG ("UBS"), one of our investment providers. Since inception in 2008 and due to uncertainties in the credit markets, all scheduled auctions began to fail and the investments were illiquid resulting in Level 3 financial asset classification. In November 2008, we accepted an offer (the “Right”) from UBS entitling us to sell at par value ARS purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  On June 30, 2010, we exercised the Right to liquidate all of our ARS investments at par value. On July 1, 2010, that transaction was executed and we received proceeds of $26.3 million, which were immediately invested in Treasury securities.  With increased liquidity resulting from the ARS redemption, we elected not to renew the $20.0 million line of credit facility with Silicon Valley Bank that expired on June 23, 2010.

Below is our cash flow activity for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Consolidated Statement of Cash Flows Data:
Purchases of property and equipment	$14,405	$13,762	$18,220
Capitalization of software and website development costs	7,405	3,891	4,527
Acquisition of business and intangibles, net of cash acquired	5,981	795	10,097
Depreciation and amortization	25,972	27,194	26,038
Cash flows from operating activities	76,161	53,890	47,040
Cash flows provided by (used in) investing activities	22,610	(14,123)	(82,086)
Cash flows from financing activities	20,661	4,881	628

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, expansion plans, and technology development projects for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2011 capital expenditures will range from 7.5% to 8.5% of our expected net revenues in 2011.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. An increasing component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures by category for fiscal years 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Technology equipment and software	$11,585	$8,409	$13,200
Percentage of total capital expenditures	52%	48%	58%
Manufacturing equipment and building improvements	3,376	5,355	5,020
Percentage of total capital expenditures	15%	30%	22%
Capitalized technology and development costs	7,405	3,891	4,527
Percentage of total capital expenditures	33%	22%	20%
Total Capital Expenditures	$22,366	$17,655	$22,747
Total Capital Expenditures percentage of Net revenues	7%	7%	11%

Our capital expenditures have decreased as a percentage of net revenues, to 7% in 2010 from 11% in 2008.  In addition, during this same period, the percentage of total capital expenditures associated with website and product development has increased, to 33% in 2010 from 20% in 2008.  During 2011, we expect that this trend will continue as we add more headcount to our technology and development function consistent with our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency.

Also during 2011, we expect to incur additional capital expenditures associated with building improvements we are making to our headquarters facility.  Our new lease agreement provides for a $2.1 million tenant improvement reimbursement allowance.  Reimbursements under this provision will be recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.  We expect to utilize the entire reimbursement allowance during 2011.

We also expect that capital expenditures associated with our manufacturing equipment and facilities will moderate as a percentage of our total capital expenditures.  This is partially due to our efforts to provide the highest quality products through use of rapidly increasing digital press technology.  Because of these technology increases, we have migrated some of our older press platforms from owned equipment to operating leases.  Specifically, in 2010, we entered into multiple non-cancellable operating leases for new digital presses with terms that expire in five years.  These leases provide greater flexibility to upgrade this equipment in the future, and to keep pace with increasing digital technology.

Operating Activities.   For 2010, net cash provided by operating activities was $76.2 million, primarily due to our net income of $17.1 million and the net change in operating assets and liabilities of $15.0 million, adjusted for non-cash items including $26.0 million of depreciation and amortization expense, $2.0 million benefit from deferred income taxes, and $16.4 million of stock-based compensation.

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

Investing Activities.    For 2010, net cash provided by investing activities was $22.6 million due to the liquidation of $47.9 million (at par value) of our remaining ARS investments as a result of exercising the UBS Right and $2.5 million proceeds from the sale of fixed assets.  This increase was offset by $14.4 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations and $7.4 million of capitalized software and website development.  We also paid $5.8 million in cash to acquire WMSG, Inc. and $0.2 million to settle an escrow liability related to our TinyPictures acquisition in 2009.

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

Financing Activities.   For 2010, net cash provided by financing activities was $20.7 million, primarily from $14.7 million of proceeds from issuance of common stock upon exercise of stock options and $6.0 million excess tax benefit from stock-options.

Our financing activities for 2009, net cash provided by financing activities was $4.9 million, primarily from $3.3 million excess tax benefit from stock-options and $2.7 million of proceeds from issuance of common stock from exercise of stock options, offset by $91,000 principal payments of capital lease obligations and $1.0 million in cash used to pay employee withholding tax liabilities for restricted shares vested during 2009.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor two financial measures, adjusted EBITDA and free cash flow which meet the definition of Non-GAAP financial measures. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, and stock-based compensation.  Free cash flow is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs.  Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows.  Refer below for a reconciliation of both adjusted EBITDA and free cash flow to the most comparable GAAP measure.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues over fiscal years 2010, 2009, and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$307,707	$246,432	$213,480

Non-GAAP Adjusted EBITDA	67,113	50,177	38,394
EBITDA percentage of Net revenues	22%	20%	18%

Free cash flow	44,747	32,522	15,647
Free cash flow percentage of Net revenues	15%	13%	7%

We carefully manage our operating costs and capital expenditures, in order to make the strategic investments necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and improving our free cash flows.  Over the last three years, our full year adjusted EBITDA profitability rate has improved to 22% in 2010 from 20% in 2009 and 18% in 2008.  This continued growth in adjusted EBITDA profitability resulted from increased demand for our products and services, improvements from product mix and consistent efforts to manage our cost structure in line with our revenue growth.  We also increased our free cash flow from 7% of net revenues in 2008 to 15% in 2010.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Reconciliation of Net Income to Non-GAAP Adjusted EBITDA	Year Ended December 31,
	2010	2009	2008
Net income	$17,127	$5,853	$3,660
Add back:
Interest expense	42	157	273
Interest and other income, net	(482)	(814)	(2,898)
Tax provision	8,088	3,514	1,571
Depreciation and amortization	25,972	27,194	26,038
Stock-based compensation expense	16,366	14,273	9,750
Non-GAAP Adjusted EBITDA	$67,113	$50,177	$38,394

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Year Ended December 31,
	2010	2009	2008
Net cash provided operating activities	$76,161	$53,890	$47,040
Add back:
Interest expense	42	157	273
Interest and other income, net	(482)	(814)	(2,898)
Tax provision	8,088	3,514	1,571
Changes in operating assets and liabilities	(15,014)	(7,435)	(7,978)
Other adjustments	(1,682)	865	386
Non-GAAP Adjusted EBITDA	$67,113	$50,177	$38,394
Less:
Purchases of property and equipment, including accrued amounts	(14,961)	(13,764)	(18,220)
Capitalized technology and development costs	(7,405)	(3,891)	(4,527)
Free cash flow	$44,747	$32,522	$15,647

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

Contractual Obligations

We lease office space in Redwood City, California and a production facility in Charlotte, North Carolina and Phoenix, Arizona under non-cancelable operating leases that expire in 2017, 2014, and 2016, respectively.  We have co-location agreements with third-party hosting facilities that expire in 2013. We also have various non-cancellable operating leases for certain production equipment.  Specifically, in 2010, we entered into multiple non-cancellable operating leases for new digital presses with terms that expire in five years.  We anticipate leasing additional office space, production facilities and hosting facilities in future periods as the need arises, consistent with our historical business model.

The following are contractual obligations at December 31, 2010, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations
Operating lease obligations	$32,546	$5,820	$19,069	$6,902	$755
Purchase obligations	16,127	7,954	8,173	—	—
Total contractual obligations	$48,673	$13,774	$27,242	$6,902	$755

The table above excludes the impact of approximately $3.0 million related to unrecognized tax benefits as of December 31, 2010.  We cannot make reliable estimates of the future cash flows by period related to this obligation.

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

Recent Accounting Pronouncements

 Effective January 1, 2010, we adopted revised guidance issued by the Financial Accounting Standards Board ("FASB") that was intended to improve disclosures related to fair value measurements. This guidance requires us to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires us to provide certain disaggregated information on the fair value of financial assets and requires us to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. We have provided the additional required disclosures effective January 1, 2010.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Shutterfly Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of income, shareholders equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Shutterfly Inc, and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 7, 2011

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$252,244	$132,812
Short-term investments	-	47,925
Accounts receivable, net	4,845	5,472
Inventories	3,580	2,968
Deferred tax asset, current portion	3,582	2,243
Prepaid expenses and other current assets	6,934	4,501
Total current assets	271,185	195,921
Property and equipment, net	39,726	41,845
Goodwill and intangible assets, net	16,835	13,406
Deferred tax asset, net of current portion	11,314	14,674
Other assets	4,770	5,467
Total assets	$343,830	$271,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,341	$13,116
Accrued liabilities	38,831	32,793
Deferred revenue	9,731	8,602
Total current liabilities	70,903	54,511
Other liabilities	3,320	1,638
Total liabilities	74,223	56,149
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 27,957 and 25,909 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	263,726	226,410
Accumulated earnings (deficit)	5,878	(11,249)
Total stockholders’ equity	269,607	215,164
Total liabilities and stockholders’ equity	$343,830	$271,313

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net revenues	$307,707	$246,432	$213,480
Cost of net revenues	134,491	111,648	96,214
Gross profit	173,216	134,784	117,266
Operating expenses:
Technology and development	48,393	46,003	39,707
Sales and marketing	59,284	44,870	42,212
General and administrative	40,764	35,201	32,741
Total operating expenses	148,441	126,074	114,660
Income from operations	24,775	8,710	2,606
Interest expense	(42)	(157)	(273)
Interest and other income, net	482	814	2,898
Income before income taxes	25,215	9,367	5,231
Provision for income taxes	(8,088)	(3,514)	(1,571)
Net income	$17,127	$5,853	$3,660

Net income per share:
Basic	$0.63	$0.23	$0.15
Diluted	$0.59	$0.22	$0.14
Weighted average shares:
Basic	27,025	25,420	25,036
Diluted	29,249	26,810	25,787

Stock-based compensation is allocated as follows (Notes 2 and 7):
Cost of net revenues	$508	$416	$372
Technology and development	3,069	3,340	2,404
Sales and marketing	3,923	3,577	2,452
General and administrative	8,866	6,940	4,522

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Common stock (par value)
Balance, beginning of year	$3	$2	$2
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	1	—
Balance, end of year	3	3	2

Additional paid-in capital
Balance, beginning of year	226,410	203,902	191,534
Issuance of common stock upon exercise of options and vesting of restricted stock units	14,703	1,699	899
Stock based compensation, net of estimated forfeiture	16,640	15,844	11,313
Tax benefit of stock options	5,973	4,965	156
Balance, end of year	263,726	226,410	203,902

Deferred stock-based compensation
Balance, beginning of year	—	—	(28)
Amortization of deferred stock-based compensation, net of cancellations	—	—	28
Balance, end of year	—	—	—

Accumulated earnings (deficit)
Balance, beginning of year	(11,249)	(17,102)	(20,762)
Net income	17,127	5,853	3,660
Balance, end of year	5,878	(11,249)	(17,102)

Accumulated other comprehensive loss
Balance, beginning of year	—	—	(12)
Change in unrealized loss in investments, net of tax	—	—	12
Balance, end of year	—	—	—
Total stockholders' equity	$269,607	$215,164	$186,802

Number of shares
Common stock
Balance, beginning of year	25,909	25,138	24,805
Issuance of common stock upon exercise of options and vesting of restricted stock units	2,048	771	333
Balance, end of year	27,957	25,909	25,138

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Net income	$17,127	$5,853	$3,660
Unrealized gain on investments, net of tax
Unrealized loss arising during period	—	—	(5,846)
Less: reclassification adjustment for gain realized in net income	—	—	5,858
Total comprehensive income	$17,127	$5,853	$3,672

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$17,127	$5,853	$3,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,429	25,122	24,211
Amortization of intangible assets	2,543	2,072	1,827
Stock-based compensation, net of forfeitures	16,366	14,273	9,750
Loss/(gain) on disposal of property and equipment	(345)	346	308
Deferred income taxes	2,021	(2,903)	(312)
Tax benefit from stock-based compensation	5,973	4,965	156
Excess tax benefits from stock-based compensation	(5,967)	(3,273)	(538)
Loss/(gain) on auction rate securities Rights	(6,266)	2,747	(9,013)
Loss/(gain) on auction rate securities	6,266	(2,747)	9,013
Changes in operating assets and liabilities:
Accounts receivable, net	688	520	(1,512)
Inventories	(558)	642	1,178
Prepaid expenses and other current assets	(2,402)	501	(120)
Other assets	2	(3,282)	(243)
Accounts payable	8,652	1,947	2,431
Accrued and other liabilities	7,504	7,966	5,482
Deferred revenue	1,128	(859)	762
Net cash provided by operating activities	76,161	53,890	47,040

Cash flows from investing activities:
Purchases of property and equipment	(14,405)	(13,762)	(18,220)
Capitalization of software and website development costs	(7,405)	(3,891)	(4,527)
Acquisition of business and intangibles, net of cash acquired	(5,981)	(795)	(10,097)
Proceeds from sale of short term investments	-	-	3,002
Proceeds from sale of equipment	2,476	-	6
Purchase of auction rate securities	-	-	(52,250)
Proceeds from the sale of auction rate securities	47,925	4,325	-
Net cash provided by (used in) investing activities	22,610	(14,123)	(82,086)

Cash flows from financing activities:
Principal payments of capital lease obligations	(9)	(91)	(808)
Proceeds from issuance of common stock upon exercise of stock options	14,703	2,740	1,158
Shares withheld for payment of employee's withholding tax liability	-	(1,041)	(260)
Excess tax benefits from stock-based compensation	5,967	3,273	538
Net cash provided by financing activities	20,661	4,881	628

Net increase/(decrease) in cash and cash equivalents	119,432	44,648	(34,418)
Cash and cash equivalents, beginning of period	132,812	88,164	122,582
Cash and cash equivalents, end of period	$252,244	$132,812	$88,164

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$12	$47
Income taxes	663	2,644	535

Supplemental schedule of non-cash investing activities:
Accrued acquisition liabilities	-	-	400
Net change in accrued purchases of property and equipment	556	2	-
Escrow liability from acquisition of business	-	150	-

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as photo books, greeting cards and stationery and calendars. The Company is headquartered in Redwood City, California.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, among others, intangible assets valuation, useful lives, excess and obsolete inventories, restructuring, and legal contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of cash equivalents at the time of purchase and reevaluates such designations at each balance sheet date.  Cash equivalents consist of money market funds, primarily invested in U.S. Treasury and U.S. agency securities.

Short Term Investments

The Company reports its investments at fair value and assesses whether any impairment loss exists due to declines in fair value or other market conditions.  In 2009, the Company held auction rate securities (“ARS”) that were classified as trading securities, which were recorded as short term investments at December 31, 2009.  Investments that the Company designates as trading assets are reported at fair value and gains or losses resulting from changes in fair value are recognized in earnings. In 2010, all auction rate securities were liquidated, and the Company no longer held any short term investments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts receivable.  As of December 31, 2010, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in retail stores, sales of commercial print services, and revenue generated from online advertisements posted on the Company's website.  Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit card losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.   Excluding amounts due from credit cards, as of December 31, 2010, three customers accounted for 16%, 12% and 11% of the Company’s net accounts receivable. As of December 31, 2009, two customers accounted for 38% and 14% of the Company’s net accounts receivable.

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

Software and Website Development Costs

The Company capitalize eligible costs associated with website development and software developed or obtained for internal use.  Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Payroll and payroll related costs and stock based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.  Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received.  Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to sixteen years.  Goodwill and intangibles assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the Company’s fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

For the Company’s annual goodwill impairment analysis, the Company operates under one reporting unit.  The Company determined the fair value of its reporting unit based on its enterprise value.  This reporting unit was not at risk of failing step one of the annual goodwill impairment test for years ended December 31, 2010 and 2009.

Intellectual Property Prepaid Royalties

The Company has patent license agreements with various third parties.  The Company has accounted for these agreements as prepaid royalties that are amortized over the remaining life of the patents. Amortization expense is recorded as a component of cost of revenue.  The current portion of the prepaid royalty is recorded as a component of prepaid expenses and the long term portion is recorded in other assets.

Revenue Recognition

The Company generally recognizes revenue from product sales, net of applicable sales tax, upon shipment of fulfilled orders, when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured.  Shipping charged to customers is recognized as revenue at the time of shipment.

The Company recognizes commercial print revenue upon shipment, consistent with its  product revenue policy.

For gift card sales and flash deal promotions through group buying websites, the Company recognizes revenue when redeemed items are shipped.  Revenues from sales of prepaid orders on its website are deferred until shipment of fulfilled orders or until the prepaid period expires.  The Company’s share of revenue generated from its print to retail relationships, is recognized when orders are picked up by its customers at the respective retailer.

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

The Company’s advertising revenues are derived from the sale of online advertisements on its website. Advertising revenues are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of the Company's website) are delivered; as “clicks” (which are generated each time users of our website click through the advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement with the expectation that the advertisement will be delivered ratably over the contract period.

Restructuring Costs

The Company records restructuring costs when expenses are incurred.  The Company accrues for lease termination costs at the time a restructuring event takes place.  The Company accrues for severance once the total severance pool has been calculated, approved and communicated, and recognizes the expense ratably over the required service period, from the communication date to the exit date.  The Company also accelerates depreciation using a revised economic life of the leasehold improvement assets.

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place.  The Company did not have any capitalized direct mail costs at December 31, 2010 and December 31, 2009.  Total advertising costs are included in selling and marketing expenses and totaled approximately $15,849,000, $14,576,000 and $14,740,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards.

The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

The cost of restricted stock awards and performance based restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period.  Compensation expense associated with performance based restricted stock awards is recognized on an accelerated attribution model, and ultimately based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of December 31, 2009 and 2010.

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

	Year Ended December 31,
	2010	2009	2008
Net income per share:	In thousands, except per share amounts
Numerator
Net income	$17,127	$5,853	$3,660
Denominator
Weighted-average common shares outstanding	27,025	25,420	25,038
Less: Weighted-average unvested common shares subject to repurchase	-	-	(2)
Denominator for basic net income per share	27,025	25,420	25,036
Dilutive effect of stock options, restricted awards and shares subject to repurchase	2,224	1,390	751
Denominator for diluted net income per share	29,249	26,810	25,787
Net income per share
Basic	$0.63	$0.23	$0.15
Diluted	$0.59	$0.22	$0.14

The following weighted-average outstanding stock options, restricted stock units, and shares subject to repurchase were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock options, restricted stock units, and shares subject to repurchase	830	2,559	4,230

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income and unrealized gains and losses on marketable securities, which are disclosed in the accompanying consolidated statements of comprehensive income.  Unrealized gain on investments for the years ended December 31, 2010, 2009 and 2008 are net of tax benefit of $0, $0 and $3,148,000 respectively.

Segment Reporting

The Company operates in one industry segment — digital photofinishing services. The Company operates in one geographic area, the United States of America. The Company reports as a single operating segment with the Chief Executive Officer (“CEO”) being the Company’s chief operating decision maker.   The Company’s CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has one business activity and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level.

Recent Accounting Pronouncements

 Effective January 1, 2010, the Company adopted revised guidance issued by the Financial Accounting Standards Board ("FASB") that was intended to improve disclosures related to fair value measurements. This guidance requires the Company to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires the Company to provide certain disaggregated information on the fair value of financial assets and requires the Company to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. The Company has provided the additional required disclosures effective January 1, 2010.

Note 3 – Fair Value Measurement

The components of the Company’s cash equivalents and investments, including the recognized gains (losses) associated with each are as follows (in thousands):

	December 31, 2010			December 31, 2009
	Cost	Recognized Gains / (Losses) included in earnings	Fair Value	Cost	Recognized Gains / (Losses) included in earnings	Fair Value
Cash Equivalents
Money Market Funds	$211,385	$—	$211,385	$113,966	$—	$113,966
Total Cash Equivalents	211,385	—	211,385	113,966	—	113,966
Auction Rate Securities	—	—	—	47,925	(6,266)	41,659
Rights from UBS	—	—	—	—	6,266	6,266
Total Cash Equivalents and Investments	$211,385	$—	$211,385	$161,891	$—	$161,891

In January 2008, the Company purchased Auction Rate Securities ("ARS") investment held with UBS AG ("UBS"), one of the Company’s investment providers. Since inception in 2008 and due to uncertainties in the credit markets, all scheduled auctions began to fail and the investments were illiquid resulting in Level 3 financial asset classification. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  On June 30, 2010, the Company exercised the Right to liquidate its remaining ARS investments at par value. On July 1, 2010, that transaction was executed and the Company received proceeds of $26.3 million, which were immediately invested in Treasury securities.  As of December 31, 2010, the Company only held Level 1 financial assets which were all invested in money market funds, primarily in U.S. Treasury and U.S. agency securities.

The following table provides a summary of activity related to the Company’s ARS investments and the Right (in thousands):

	Rights	ARS
Balance at December 31, 2009	$6,266	$41,659
Sales of ARS investments	—	(47,925)
Recognized gain/(loss) included in earnings (Interest and other income, net)	(6,266)	6,266
Balance at December 31, 2010	$—	$—

Note 4 — Balance Sheet Components

Intellectual Property Prepaid Royalties

Total amortization for these license agreements in 2010 and 2009 were $694,000 and $234,000, respectively.  As of December 31, 2010, the Company had a balance of $4.8 million in unamortized prepaid royalties.  Amortization of these licenses is estimated as follows (in thousands):

Year Ending:
2011	$730
2012	730
2013	730
2014	730
2015	498
Thereafter	1,370
$4,788

Property and Equipment

	December 31,
	2010	2009
	In thousands
Computer and other equipment	$87,531	$84,754
Software	9,124	7,122
Leasehold improvements	7,133	6,848
Furniture and fixtures	3,006	2,956
Capitalized software and website development costs	25,173	17,494
	131,967	119,174
Less: Accumulated depreciation and amortization	(92,241)	(77,329)
Net property and equipment	$39,726	$41,845

Property and equipment includes $35,000 and $1,212,000 of equipment under capital leases at December 31, 2010 and 2009, respectively. Accumulated depreciation of assets under capital leases totaled $31,000 and $1,199,000 at December 31, 2010 and 2009, respectively.

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $23,429,000, $25,122,000 and $24,211,000, respectively.

Total capitalized software and website development costs, net of accumulated amortization totaled $11,588,000 and $8,629,000 at December 31, 2010 and 2009, respectively.  These amounts included $1,846,000 and $1,571,000 of stock based compensation expense at December 31, 2010 and 2009, respectively.  Amortization of capitalized costs totaled approximately $4,207,000, $3,314,000 and $2,456,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible Assets

Intangible assets are comprised of the following at December 31:

	Weighted Average Useful Life	December 31,
		2010	2009
		In thousands
Purchased technology	7 Years	$9,878	$8,578
Less: accumulated amortization		(5,228)	(3,734)
		4,650	4,844

Customer relationships	3 Years	1,935	1,015
Less: accumulated amortization		(1,065)	(777)
		870	238

Licenses and other	3 Years	416	256
Less: accumulated amortization		(264)	(200)
		152	56

Total		$5,672	$5,138

Purchased technology is amortized over a period ranging from two to sixteen years.  Customer relationships are amortized over a period ranging from one to three years.  Licenses and other is amortized over a period ranging from two to five years.

Intangible asset amortization expense for the years ended December 31, 2010, 2009 and 2008 was $1,849,000, $1,838,000 and $1,827,000, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2011	$2,104
2012	1,951
2013	644
2014	388
2015	345
Thereafter	240
$5,672

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance, December 31, 2008	$7,724
Acquisition of business	544
Goodwill adjustments	-
Balance, December 31, 2009	8,268
Acquisition of business	2,895
Goodwill adjustments	-
Balance, December 31, 2010	$11,163

Accrued Liabilities

	December 31,
	2010	2009
	In thousands
Accrued marketing expenses	$11,766	$10,548
Accrued production costs	8,551	7,241
Accrued income and sales taxes	7,342	5,517
Accrued compensation	5,701	5,227
Accrued purchases	1,313	1,228
Accrued other	4,158	3,032
	$38,831	$32,793

Note 5 — Acquisitions

WMSG, Inc.

On November 5, 2010, the Company acquired certain assets and liabilities of WMSG, Inc. (“WMSG”) for a total aggregate purchase price of $6.0 million.  This acquisition enabled the Company to provide a complete solution for variable digital print marketers and other print-on-demand opportunities. WMSG was a privately-held, digital direct marketing specialist with strong data management and marketing analytics capabilities located in Dallas, Texas.  The acquisition was accounted for as a purchase transaction and accordingly, the purchase price was allocated to tangible assets acquired and identifiable intangible assets acquired based on their estimated fair values on the acquisition date.  The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The total aggregate purchase price of $6.0 million was comprised of $5.8 million cash consideration, net of $0.2 million cash acquired.  The Company recorded the assets acquired at fair value at the date of acquisition.  The adjusted purchase price was allocated to tangible assets of $0.6 million and intangible assets of $2.4 million which was comprised of $1.3 million in developed core technology, $0.9 million in customer relationships and $0.2 million in non-compete agreements.  The intangible assets will be amortized over their estimated useful lives ranging from two to five years.  The remaining excess purchase price of approximately $2.9 million was allocated to goodwill. The results of operations for WMSG have been included in the consolidated statement of operations for the period subsequent to the acquisition date. Acquisition-related costs were included in general and administrative expenses in the Company’s consolidated statement of operations for year ended December 31, 2010.

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

Note 6 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than May 2017. Rent expense was $3,964,000, $4,609,000 and $2,786,000, for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, the Company renewed the lease for its corporate office.  The lease provides for a $2.1 million tenant improvement reimbursement allowance. Reimbursements under this provision will be recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company also has non-cancelable operating leases for certain production equipment with terms ranging from three to five years.  In 2010, the Company entered into multiple non-cancellable operating leases for new digital presses with terms that expire in five years.  As of December 31, 2010, the total outstanding obligation under all equipment operating leases was $11.0 million.

At December 31, 2010, the total future minimum payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
Year Ending:
2011	$5,820
2012	6,238
2013	6,405
2014	6,426
2015	4,817
Thereafter	2,840
Total minimum lease payments	$32,546

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2014. As of December 31, 2010, the Company’s purchase obligations totaled $16,127,000.

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

On December 10, 2010, Eastman Kodak Company filed a complaint for alleged patent infringement against the Company in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware.  The complaint asserts infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claim among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints.  The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  The Company has not yet answered or otherwise responded to the complaint.

On December 13, 2010, the Company filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. (“Kodak”) in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., Case No. CV 10 5672 in the U.S. District Court for the Northern District of California.  The complaint asserts infringement of U.S. Patents Nos.  6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product.  The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief.  Kodak has not yet answered or otherwise responded to the complaint.  On January 31, 2011, the Company voluntarily dismissed that lawsuit without prejudice, and on the same day the Company filed a complaint in the United States District of Delaware.  The new complaint asserts the same claims of infringement against Kodak.

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

Note 7 — Stock Based Compensation

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

The 2006 Plan provides for automatic replenishments on January 1 of 2011, 2012, and 2013 of 3.5%, 3.3%, and 3.1%, respectively of the number of shares of the Company’s common stock issued and outstanding on the December 31 immediately prior to the date of increase.

Stock Option Activity

A summary of the status of the Company’s stock option plan at December 31, 2010 and changes during the period are presented in the table below (share numbers and aggregate intrinsic value in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2009	4,689	$13.88
Granted	257	24.29
Exercised	(1,320)	11.14
Forfeited, cancelled or expired	(269)	19.49
Balances, December 31, 2010	3,357	$15.33	6.1	$65,669
Options vested and expected to vest at December 31, 2010	3,196	$15.05	6.0	$63,400
Options vested at December 31, 2010	2,716	$13.98	5.6	$56,807

As of December 31, 2009 and 2008, there were 3,572,000 and 3,237,000 options vested, respectively.

During the year ended December 31, 2010, the Company granted stock options to purchase an aggregate of 257,000 shares of common stock with a weighted average grant-date fair value of $10.62 per share.  In fiscal years ended December 2009 and 2008, the Company granted stock options to purchase an aggregate of 159,000 and 642,000 shares of common stock, respectively, with a weighted average grant-date value of $6.61 and $5.99 per share, respectively.

The total intrinsic value of options exercised during the twelve months ended December 31, 2010, 2009 and 2008 was $19,721,000, $3,963,000 and $3,662,000, respectively. Net cash proceeds from the exercise of stock options were $14,703,000 for the twelve months ended December 31, 2010.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the twelve months ended December 31, 2010, 2009, and 2008, were as follows:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Annual risk free rate of return	1.9%	2.3%	2.5%
Expected volatility	51.1%	54.1%	51.7%
Expected term (years)	4.5	4.6	4.4

Employee stock-based compensation expense recognized during the years ended December 31, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan.  The cost of RSUs is determined using the fair value of the Company's common stock on the date of grant.  RSUs typically vest and become exercisable annually, based on a three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the twelve months ended December 31, 2010, is as follows (share numbers in thousands):

	Restricted Stock Units & Awards	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2009	1,891	$10.48
Granted	1,017	21.36
Vested	(728)	10.58
Forfeited	(161)	12.50
Awarded and unvested, December 31, 2010	2,019	$15.76
Restricted stock units expected to vest, December 31, 2010	1,619

Included in the RSU grants for the twelve months ended December 31, 2010 are 161,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance criteria are tied to the Company’s 2010 financial performance and the service criteria are consistent with vesting described in the Company’s 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  As of December 31, 2010, the performance criteria for the fiscal year was met and the associated stock-based compensation has been recognized.

During the years ended December 31, 2010 and 2009, the fair value of awards vested were $7,703,000 and $5,733,000, respectively.

As of December 31, 2010, the Company had approximately $32.7 million of state net operating loss carryforwards available to reduce future taxable income, of which $10.3 million is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. A tax windfall is created when the tax deduction associated with stock options exercised and vesting of restricted stock units exceeds the recognized stock-based compensation expense.

At December 31, 2010, the Company had $23,742,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and stock awards that will be recognized over a weighted-average period of approximately two years.

Note 8 — Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2010	2009	2008
Federal:
Current	$5,773	$5,440	$727
Deferred	2,247	(2,162)	2,640
	8,020	3,278	3,367
State:
Current	294	977	1,156
Deferred	(226)	(741)	(2,952)
	68	236	(1,796)
Total income tax expense (benefit):
Current	6,067	6,417	1,883
Deferred	2,021	(2,903)	(312)
	$8,088	$3,514	$1,571

The Company’s actual tax expense (benefit) differed from the statutory federal income tax rate of 34.0%, as follows:

	December 31,
	2010	2009	2008
Income tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes	1.7%	3.5%	(3.7)%
Stock-based compensation	(0.4)%	6.2%	16.7%
R&D tax credit	(2.6)%	(6.3)%	(17.4)%
Other	(0.6)%	0.1%	0.4%
	32.1%	37.5%	30.0%

At December 31, 2010, the Company had approximately $32.7 million of state net operating loss carryforwards to reduce future regular taxable income, of which $10.3 million is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2016 for state purposes, if not utilized.  The Company recognized the remaining federal net operating loss carryforward in 2010, except for federal net operating losses associated with the Company's acquisition of TinyPictures in the amount of $1.5 million.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards.

The Company also had federal and state research and development credit carryforwards of approximately $3.4 million and $2.2 million for federal and state income tax purposes, respectively, at December 31, 2010. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes.  The research and development tax credit will expire starting in 2018 for federal and 2023 for Arizona.

The components of the net deferred tax assets as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$1,818	$1,837
Reserves and other tax benefits	7,854	6,909
Tax credits	6,128	4,508
Depreciation and amortization	—	2,897
Other	725	766
Deferred tax assets	16,525	16,917
Deferred tax liabilities:
Depreciation and amortization	(1,629)	—
Net deferred tax assets	$14,896	$16,917

As of January 1, 2010, the Company had $2,179,000 of unrecognized tax benefits.  As of December 31, 2010, the Company booked an additional $776,000 for unrecognized tax benefits for fiscal 2010.  A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the twelve month periods ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Balance of unrecognized tax benefits at January 1	$2,179	$1,766	$756
Additions for tax positions of prior years	132	-	455
Additions for tax positions related to current year	644	551	555
Reductions for tax positions of prior years	-	(138)	-
Balance of unrecognized tax benefits at December 31	$2,955	$2,179	$1,766

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.  The amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

As of December 31, 2010, the Company is subject to tax in the United States, California, and 14 other jurisdictions.  The Company is subject to examination for tax years including and after 1999 for federal, 2004 for California, and 2007 for other jurisdictions.

Note 10 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2010 and 2009, there were no discretionary contributions.

Note 11 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2010 and 2009 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$45,742	$46,807	$48,958	$166,200
Gross Profit	$23,164	$23,628	$24,052	$102,372
Net income (loss)	$(4,731)	$(5,885)	$(4,770)	$32,513

Net income (loss) per common share:
Basic	$(0.18)	$(0.22)	$(0.17)	$1.18
Diluted	$(0.18)	$(0.22)	$(0.17)	$1.09

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$36,012	$38,858	$40,495	$131,067
Gross Profit	$16,340	$18,789	$19,075	$80,580
Net income (loss)	$(6,232)	$(5,655)	$(6,346)	$24,086

Net income (loss) per common share:
Basic	$(0.25)	$(0.22)	$(0.25)	$0.93
Diluted	$(0.25)	$(0.22)	$(0.25)	$0.88

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2008	$—	—	—	—	—
Year ended December 31, 2009	$—	23	—	—	23
Year ended December 31, 2010	$23	168	—	(36)	155

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item, if any, is incorporated by reference to information set forth in the Proxy Statement, in the section entitled “Information Regarding the Board of Directors and its Committees.”

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

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

SHUTTERFLY, INC.
(Registrant)

Dated: February 7, 2011	By:	/s/ Mark J. Rubash Mark J. Rubash Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date
/s/ Jeffrey T. Housenbold Jeffrey T. Housenbold	President, Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2011

/s/ Mark J. Rubash Mark J. Rubash	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2011

/s/ Philip A. Marineau Philip A. Marineau	Chairman of the Board of Directors and Director	February 7, 2011

/s/ Eric J. Keller Eric J. Keller	Director	February 7, 2011

/s/ Stephen J. Killeen Stephen J. Killeen	Director	February 7, 2011

/s/ Nancy J. Schoendorf Nancy J. Schoendorf	Director	February 7, 2011

/s/ Brian T. Swette Brian T. Swette	Director	February 7, 2011

/s/ James N. White James N. White	Director	February 7, 2011

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Registrant’s Restated Bylaws.	S-1	333-135426	June 29, 2006	3.05
4.01	Form of Registrant’s common stock certificate.	S-1	333-135426	June 29, 2006	4.01
4.02	Fifth Amended and Restated Investors’ Rights Agreement, dated as of November 11, 2005, by and among the Registrant and certain investors of Registrant.	S-1	333-135426	June 29, 2006	4.02
10.01	Form of Indemnity Agreement.	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.04	Offer letter dated March 25, 2005 for Douglas J. Galen.*	S-1	333-135426	June 29, 2006	10.12
10.05	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.06	Supply Agreement, dated as of April 20, 2007, by and between Registrant and FujiFilm U.S.A, Inc.**	10-Q	001-33031	August 1, 2007	10.18
10.07	Offer letter dated November 27, 2007 for Mark J. Rubash.*	10-K	001-33031	March 10, 2008	10.20
10.08	Lease Agreement, as amended, dated as of December 22, 2006, by and between the Registrant and 3915 Shopton Road, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.22
10.09	Lease Agreement between Liberty Cotton Center LLC and the Registrant, dated August 22, 2008, as amended on October 29, 2008.	10-Q	001-33031	October 31, 2008	10.02
10.10	Amendment to Offer Letter dated December 26, 2008 for Mark J. Rubash.*	10-K	001-33031	February 24, 2009	10.19
10.11	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.20
10.12	Amendment to Offer Letter dated December 31, 2008 for Douglas J. Galen.*	10-K	001-33031	February 24, 2009	10.21
10.13	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.02
10.14	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.03
10.15	Offer Letter between Company and Peter Elarde, dated August 30, 2001.*	10-Q	001-33031	May 1, 2009	10.04
10.16	Amendment to Offer Letter dated December 30, 2008 for Peter Elarde.*	10-Q	001-33031	May 1, 2009	10.05

10.17	Offer Letter between Company and Neil Day, dated April 17, 2009.*	10-Q	001-33031	July 31, 2009	10.01
10.18	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Registrant and Fuji Photo Film U.S.A., Inc.**	10-Q	001-33031	May 3, 2010	10.01
10.19	Lease Agreement, dated March 18, 2010, by and between the Registrant and Westport Office Park, LLC	10-Q	001-33031	May 3, 2010	10.02
10.20	Offer Letter dated March 21, 2005 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.03
10.21	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.04
10.22	Offer Letter dated December 17, 2007 for Peter Navin.*	10-Q	001-33031	May 3, 2010	10.05
10.23	Amendment to Offer Letter dated December 26, 2008 for Peter Navin.*	10-Q	001-33031	May 3, 2010	10.06
10.24
2006 Equity Incentive Plan, as amended, and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*
						X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 64 of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
__________

*	Represents a management contract or compensatory plan.

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