Form 10-Q
period 2011-03-31
SHUTTERFLY INC
filed 2011-05-09
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2011
Common stock, $0.0001 par value per share	33,776,247

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$216,278	$252,244
Accounts receivable, net	3,799	4,845
Inventories	2,769	3,580
Deferred tax asset, current portion	4,048	3,582
Prepaid expenses and other current assets	26,581	6,934
Total current assets	253,475	271,185
Property and equipment, net	42,440	39,726
Goodwill and intangible assets, net	16,710	16,835
Deferred tax asset, net of current portion	11,314	11,314
Other assets	4,539	4,770
Total assets	$328,478	$343,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,810	$22,341
Accrued liabilities	16,770	38,831
Deferred revenue	9,254	9,731
Total current liabilities	34,834	70,903
Other liabilities	3,312	3,320
Total liabilities	38,146	74,223
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 29,320 and 27,957 shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	292,210	263,726
Accumulated earnings (deficit)	(1,881)	5,878
Total stockholders' equity	290,332	269,607
Total liabilities and stockholders' equity	$328,478	$343,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues	$57,229	$45,742
Cost of net revenues	29,546	22,578
Gross profit	27,683	23,164
Operating expenses:
Technology and development	13,113	12,169
Sales and marketing	14,265	10,157
General and administrative	13,291	8,801
Total operating expenses	40,669	31,127
Loss from operations	(12,986)	(7,963)
Interest expense	-	(21)
Interest and other income, net	14	242
Loss before income taxes	(12,972)	(7,742)
Benefit from income taxes	5,212	3,011
Net loss	$(7,760)	$(4,731)

Net loss per share — basic and diluted	$(0.27)	$(0.18)
Weighted-average shares outstanding — basic and diluted	28,674	26,238

Stock-based compensation is allocated as follows:
Cost of net revenues	$175	$131
Technology and development	914	801
Sales and marketing	1,361	1,102
General and administrative	2,785	2,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,760)	$(4,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,114	6,373
Amortization of intangible assets	719	647
Stock-based compensation, net of forfeitures	5,235	4,374
Loss on disposal of property and equipment	11	-
Deferred income taxes	(466)	(1,551)
Tax benefit from stock-based compensation	15,709	2,653
Excess tax benefits from stock-based compensation	(15,709)	(2,876)
Changes in operating assets and liabilities:
Accounts receivable, net	1,046	1,175
Inventories	811	217
Prepaid expenses and other current assets	(19,646)	(5,437)
Other assets	38	(47)
Accounts payable	(15,403)	(8,688)
Accrued and other liabilities	(22,072)	(20,007)
Deferred revenue	(476)	(366)
Net cash used in operating activities	(52,849)	(28,264)
Cash flows from investing activities:
Acquisition of intangible assets	(400)	-
Purchases of property and equipment	(3,572)	(3,243)
Capitalization of software and website development costs	(2,318)	(802)
Proceeds from sale of equipment	20	-
Proceeds from the sale of auction rate securities	-	375
Net cash used in investing activities	(6,270)	(3,670)
Cash flows from financing activities:
Principal payments of capital lease obligations	-	(3)
Proceeds from issuance of common stock upon exercise of stock options	7,444	5,513
Excess tax benefits from stock-based compensation	15,709	2,876
Net cash provided by financing activities	23,153	8,386
Net decrease in cash and cash equivalents	(35,966)	(23,548)
Cash and cash equivalents, beginning of period	252,244	132,812
Cash and cash equivalents, end of period	$216,278	$109,264

Supplemental schedule of non-cash investing activities
Net increase in accrued purchases of property and equipment	$1,874	$2,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as photo books, cards and stationery and calendars. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiary. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.

The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of December 31, 2010 and March 31, 2011.

The Company is subject to taxation in the United States, California and fourteen other jurisdictions in the United States.

At March 31, 2011, the Company had approximately $32.7 million of state net operating loss carryforwards to reduce future regular taxable income, of which $10.3 million is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2016 for state purposes, if not utilized.  The Company recognized the remaining federal net operating loss carryforward in 2010, except for federal net operating losses associated with the Company’s acquisition of TinyPictures in the amount of $1.5 million.

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2011 is as follows (in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2010	3,357	$15.33
Granted	75	44.70
Exercised	(813)	9.15
Forfeited, cancelled or expired	(12)	19.17
Balances, March 31, 2011	2,607	$18.09	6.4	$89,346
Options vested and expected to vest at March 31, 2011	2,475	$17.81	6.3	$85,516
Options vested at March 31, 2011	2,021	$16.29	5.8	$72,894

 During the three months ended March 31, 2011, the Company granted options to purchase an aggregate of 75,000 shares of common stock with an estimated weighted-average grant-date fair value of $18.62 per share. The total intrinsic value of options exercised during the three months ended March 31, 2011, was $25,907,000.  Net cash proceeds from the exercise of stock options were $7,444,000 for the three months ended March 31, 2011.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three months ended March 31, 2011, the Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term.  In all prior periods, expected volatility also included historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Dividend yield	—	—
Annual risk free rate of return	2.1%	2.4%
Expected volatility	48.1%	49.0%
Expected term (years)	4.5	4.6

Employee stock-based compensation expense recognized in the three months ended March 31, 2011 and 2010, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2011, is as follows (in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2010	2,019	$15.76
Granted	723	45.13
Vested	(547)	13.62
Forfeited	(41)	23.16
Awarded and unvested, March 31, 2011	2,154	$26.02
Restricted stock units expected to vest, March 31, 2011	1,722

Included in the RSU grants for the three months ended March 31, 2011, are 155,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance criteria are tied to the Company’s 2011 financial performance and the service criteria are consistent with vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At March 31, 2011, the Company had $46,916,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock, and incremental shares of common stock issuable upon the exercise of stock options and settlement of RSUs.

A summary of the net loss per share for the three months ended March 31, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss per share:
Numerator
Net loss	$(7,760)	$(4,731)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	28,674	26,238
Net loss per share — basic and diluted	$(0.27)	$(0.18)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options and restricted stock units	4,892	6,448

Note 4 — Fair Value Measurement

The following table represents the Company’s fair value hierarchy for its financial assets as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Fair Value	Level 1
Cash equivalents:
Money market funds	$214,899	$214,899
Total financial assets	$214,899	$214,899

	December 31, 2010
	Fair Value	Level 1
Cash equivalents:
Money market funds	$211,385	$211,385
Total financial assets	$211,385	$211,385

As of March 31, 2011 and December 31, 2010, the Company held Level 1 financial assets which were all invested in money market funds, primarily in U.S. Treasury and U.S. agency securities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2011	December 31, 2010
	(in thousands)
Intra-period deferred tax asset	$20,455	$-
Prepaid service contracts – current portion	3,180	3,189
Prepaid income taxes	658	611
Other prepaid expenses and current assets	2,288	3,134
	$26,581	$6,934

 Intra-period deferred tax asset includes $15.7 million in excess tax benefits from stock-based compensation, that will offset against taxes payable on a full year basis.

Property and Equipment

	March 31, 2011	December 31, 2010
	(in thousands)
Computer and other equipment	$90,465	$87,531
Software	10,016	9,124
Leasehold improvements	8,332	7,133
Furniture and fixtures	3,367	3,006
Capitalized software and website development costs	27,586	25,173
	139,766	131,967
Less: Accumulated depreciation and amortization	(97,326)	(92,241)
Net property and equipment	$42,440	$39,726

Depreciation and amortization expense totaled $5,114,000 and $6,373,000 for the three months ended March 31, 2011 and 2010, respectively.

Accrued Liabilities

	March 31, 2011	December 31, 2010
	(in thousands)
Accrued compensation	$4,545	$5,701
Accrued marketing expenses	3,425	11,766
Accrued income and sales taxes	1,950	7,342
Accrued consulting	1,628	1,750
Accrued production costs	1,613	8,551
Accrued other	3,609	3,721
	$16,770	$38,831

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

Legal Matters

On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against the Company and four other defendants in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:10-cv-514, in the Eastern District of Texas, Tyler Division.  The complaint asserts infringement of U.S. Patent No. 5,751,590, which claims, among other things, a method related to processing images to define social expression cards in a computer database.  The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On December 27, 2010, the Company filed an answer and counterclaims against Express Card Systems.

On December 10, 2010, Eastman Kodak Company filed a complaint for alleged patent infringement against the Company in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware.  The complaint asserts infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claim among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints.  The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On February 3, 2011, the Company filed an answer and counterclaims against Eastman Kodak Company.

On December 13, 2010, the Company filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. (“Kodak”) in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., Case No. CV 10 5672 in the U.S. District Court for the Northern District of California.  The complaint asserts infringement of U.S. Patents Nos.  6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product.  The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief.  Kodak has not yet answered or otherwise responded to the complaint.  On January 31, 2011, the Company voluntarily dismissed that lawsuit without prejudice, and on the same day the Company filed a complaint in the United States District of Delaware.  The new complaint asserts the same claims of infringement against Kodak.  On March 24, 2011, Kodak filed an answer and counterclaims against the Company.

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

Note 7 — Subsequent Events

On April 25, 2011, the Company acquired Tiny Prints, Inc., a privately-held ecommerce company.  Pursuant to the terms of the agreement, all of the outstanding shares of capital stock of Tiny Prints, together with vested and unvested Tiny Prints equity awards, were acquired by the Company for aggregate consideration comprised of (i) approximately $146.5 million in cash, and approximately 4.0 million shares of the Company’s common stock issuable in exchange for shares of Tiny Prints capital stock and (ii) Company equity awards for approximately 1.4 million shares of common stock in exchange for vested and unvested Tiny Prints’ equity awards assumed by the Company, in each case pursuant and subject to the terms of the Merger Agreement. The 5.4 million shares of Shutterfly common stock issuable pursuant to the agreement equals approximately 18.5% of the Company’s outstanding common stock as of March 30, 2011.

Tiny Prints operates tinyprints.com and weddingpaperdivas.com which offer cards, invitations, personalized stationery and photo books.  With the acquisition and combined resources, the Company expects to incur significant revenue and cost synergies through the Tiny Prints brands, customer base and workforce.

Preliminary Purchase Price

The total preliminary purchase price is as follows (in thousands except per share amounts):

Cash consideration	$146,545
Fair value of common stock issued	219,315
Fair value of vested stock awards assumed	41,766
Total fair value of consideration transferred	$407,626

Estimated Fair Value of Stock Awards Assumed

In connection with the acquisition, each Tiny Prints stock option that was outstanding and unexercised was assumed and converted into an option to purchase the Company’s common stock based on a conversion ratio of 0.327, which was calculated as the consideration price per share of $12.44 divided by a fixed per share value of $38. The Company assumed the stock options in accordance with the terms of the applicable Tiny Prints stock option plan and the stock option agreement relating to that Tiny Prints stock option. Based on Tiny Prints’ stock options outstanding at April 25, 2011, the Company converted options to purchase approximately 4.1 million shares of Tiny Prints common stock into options to purchase approximately 1.3 million shares of the Company’s common stock. The Company also assumed and converted approximately 196,896 unvested shares of outstanding Tiny Prints restricted stock units into approximately 64,386 shares of the Company’s restricted stock units, using the same conversion ratios stated above.

The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: closing date market price of $54.64 per share; expected term of 4.5 years: risk-free interest rate of 2.1%; expected volatility of 48.1%; and no dividend yield. The fair value of restricted stock units assumed was calculated using the closing date market price of $54.64 per share for the Company’s common stock. The Company included the fair value of vested stock options assumed of $41.8 million in the consideration transferred for the acquisition. The estimated fair value of unvested stock options and restricted stock units assumed by the Company of $25.8 million was not included in the consideration transferred and is being recognized as stock-based compensation expense over the weighted average remaining vesting period of approximately two years. In addition, the Company determined that $2.9 million of incremental fair value was associated with vested awards at the acquisition date, and has recognized this additional amount in its post-combination financial statements.

Preliminary Purchase Price Allocation

Under the purchase accounting method, the total preliminary purchase price was allocated to Tiny Prints’ tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values as of the April 25, 2011 closing date of the acquisition. The excess purchase price over the value of the net assets acquired is recorded as goodwill.

The preliminary purchase price of Tiny Prints is allocated as follows (in thousands):

	Amount	Estimated Useful Life (in years)

Total assets acquired	$20,911	N/A
Total liabilities assumed	(43,059)	N/A
Identifiable intangible assets:
Trade Name	51,100	15
Customer Base	33,300	7
Developed Technology	12,500	4
Other	3,080	2-3
Goodwill	329,794	N/A
Total preliminary purchase price	$407,626

Included in the total liabilities assumed is a net deferred tax liability balance of $32.4 million, primarily comprised of the difference between the assigned values of the tangible and intangible assets acquired and the tax basis of those assets. This amount is net of deferred tax assets related to vested non-qualified stock options included in the purchase price, as well as other deferred tax assets acquired in the transaction.

Total amortizable intangible assets total $100.0 million and consist of trade name, customer base, developed technology, and other contractual agreements with useful lives that range from two to 15 years.

Goodwill of $329.8 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determined that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The following table presents the pro forma statements of operations obtained by combining the historical consolidated operations of the Company and Tiny Prints for the three months ended March 31, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2011 and 2010, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Pro forma net revenues	$77,263	$58,952
Pro forma net loss	(9,832)	(4,215)
Pro forma basic and diluted net loss per share	$(0.34)	$(0.16)

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

On April 25, 2011, we acquired Tiny Prints, Inc. a privately-held company based in Sunnyvale, California that operates tinyprints.com and weddingpaperdivas.com, two growing ecommerce brands offering stylish cards, invitations, personalized stationary and photo books. We believe the acquisition will accelerate growth in  our cards and stationery offering and will also provide the opportunity for significant synergies through vertical integration. While combined results are not included here, certain transaction costs are included in our results for the three months ended March 31, 2011.

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

Our operations and financial performance depend on general economic conditions in the Untied States.  The U.S. economy is experiencing a slow economic recovery from a deep recession and concerns about that recovery could further impact consumer sentiment and consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Basis of Presentation

Net Revenues.     Our net revenues are comprised of sales generated from personalized products and services (“PPS”), prints and commercial print services.

Personalized products and services

Our personalized products and services revenues are derived from the sale of photo-based products, such as photo books, greeting and stationery cards, calendars and other photo-based merchandise and the related shipping revenues. Included in our photo-based merchandise are items such as mugs, mouse pads, desktop plaques and puzzles. Revenue from advertising displayed on our website and referral fees are also included in PPS revenue.  Our referral fees were approximately 0.7%, 2.5% and 3.1% of our net annual revenues for 2010, 2009 and 2008.  Our referral fee program was discontinued effective March 31, 2010, and no referral fee revenue has been recorded subsequent to that date.

Prints

We also generate revenue from photo prints and the associated shipping revenue.  Photo prints consist of wallet, 2x3, 4x6, 5x7, 8x10, and large format sizes.  Also included in print revenues are photocards, which are personalized silver halide photo prints with designed content, used for greeting card occasions ranging from holidays to birthday cards and thank you notes.

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

Interest Expense.     Interest expense consists of interest costs recognized under our capital lease obligations as well as costs associated with our line of credit facility that expired in June 2010 and was not renewed.

Interest and other income, net.   Interest and other income, net primarily consists of the interest earned on our cash and investment accounts.  In 2010, this also included gains and losses on our trading securities, our auction-rate securities ("ARS") investment, which we liquidated in July 2010.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended March 31,
	2011	2010
Net revenues	100%	100%
Cost of net revenues	52%	49%
Gross profit	48%	51%
Operating expenses:
Technology and development	23%	27%
Sales and marketing	25%	22%
General and administrative	23%	19%
Loss from operations	(23)%	(17)%
Interest expense	0%	0%
Interest and other income, net	0%	1%
Loss before income taxes	(23)%	(16)%
Benefit from income taxes	9%	6%
Net loss	(14)%	(10)%

Comparison of the Three Month Periods Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in thousands)
Net Revenues
Personalized products and services	$40,799	$30,494	$10,305	34%
Prints	14,153	13,736	417	3
Commercial printing services	2,277	1,512	765	51
Total net revenues	57,229	45,742	11,487	25
Cost of net revenues	29,546	22,578	6,968	31
Gross profit	$27,683	$23,164	$4,519	20%
Percentage of net revenues	48%	51%	—	—

Net revenues increased $11.5 million, or 25%, for the three months ended March 31, 2011 as compared to the same period in 2010.  Revenue growth was attributable to increases in all revenue categories.   PPS revenues increased $10.3 million, or 34%, to $40.8 million in the three months ended March 31, 2011 compared to the same period in 2010. The increase in PPS is primarily a result of increased sales of photo books and greeting and stationery cards.   Print revenue increased $0.4 million, or 3%, to $14.1 million in the three months ended March 31, 2011 compared to the same period in 2010.  The overall increase in print revenue was primarily due to an increase in photocard revenue offset by a decrease in 4x6 print revenue, which represented 13% of total net revenues versus 17% in the prior year.   In terms of product mix, PPS represented 71% and Prints represented 25% of revenue in the three months ended March 31, 2011.  This compares to 67% and 30% in the same period in 2010.    Revenue from our commercial print services increased $0.8 million, or 51%, to $2.3 million for the three months ended March 31, 2011, compared to the same period in 2010, and represented 4% of our total net revenues.

Excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders and average order value, as noted below:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	1,336	1,073	263	25%
Orders	2,063	1,673	390	23%
Average order value	$26.64	$26.43	$0.21	1%

Cost of net revenues increased $7.0 million, or 31%, for the three months ended March 31, 2011 as compared to the same period in 2010. As a percentage of net revenues, cost of net revenues increased slightly to 52% in 2011 from 49% in 2010, which decreased gross margin to 48% in the three months ended March 31, 2011 from 51% in the same period in 2010. Excluding referral fees from the three months ended March 31, 2010, gross margin would have been approximately 2% lower and in line with the same period in 2011.  Our referral fee program was discontinued effective March 31, 2010, and no referral fee revenue has been recorded subsequent to that date.  Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and increased headcount. These costs were partially offset by favorable improvements from product mix.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in thousands)
Technology and development	$13,113	$12,169	$944	8%
Percentage of net revenues	23%	27%	-	-
Sales and marketing	$14,265	$10,157	$4,108	40%
Percentage of net revenues	25%	22%	-	-
General and administrative	$13,291	$8,801	$4,490	51%
Percentage of net revenues	23%	19%	-	-

Our technology and development expense increased $0.9 million, or 8%, for the three months ended March 31, 2011, as compared to the same period in 2010. As a percentage of net revenues, technology and development expense decreased to 23% for the three months ended March 31, 2011 from 27% for the same period in 2010. The increase in technology and development expense was primarily due to an increase of $1.3 million related to personnel and related costs for employees, an increase of $1.2 million related to professional and outside services consultants involved with website development and website infrastructure support teams, $0.5 million related to facilities costs and $0.1 million of stock-based compensation.  These factors were partially offset by a decrease in depreciation expense of $0.9 million and higher website development costs capitalized in the current period compared to the same period in the prior year.

At March 31, 2011, headcount in technology and development increased by 15% compared to March 31, 2010, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency.  As a result, in the three months ended March 31, 2011, we capitalized $2.3 million in eligible salary and consultant costs, including $0.1 million of stock based compensation, associated with software developed or obtained for internal use, compared to $0.9 million, which included $0.1 million of stock based compensation capitalized in the three months ended March 31, 2011.  We expect this trend to continue in 2011, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $4.1 million, or 40%, in the three months ended March 31, 2011 compared to the same period in 2010.  As a percentage of net revenues, total sales and marketing expense increased to 25% from 22%. The increase in sales and marketing expense was primarily due to an increase of $2.6 million related to expanded online marketing and partner marketing campaigns.  The increase is also attributable to an increase of $1.0 million in personnel and related costs associated with the expansion of our internal marketing team, an increase of $0.3 million in stock based compensation and $0.2 million for professional fees.

Our general and administrative expense increased $4.5 million, or 51%, in the three months ended March 31, 2011 as compared to the same period in 2010.  As a percentage of net revenues, total general and administrative expense increased to 23% in the three months ended March 31, 2011 from 19% for the comparable period in 2010. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $1.4 million as a result of increased headcount, $1.3 million in transaction costs related to our acquisition of Tiny Prints, and an increase in stock based compensation of $0.4 million, offset by a decrease of $0.5 million for professional fees.  In the three months ended March 31, 2011, we also incurred an increase in credit card fees of $0.4 million which was driven by the increase in consumer product revenue as compared to the same period in 2010.  During the three months ended March 31, 2010, we received the final installment from a cross-licensing agreement, while in the current period we received no installments. These payments were recognized as reductions of general and administrative expense.

	Three Months Ended March 31,
	2011	2010	Change
	(in thousands)
Interest expense	$-	$(21)	$(21)
Interest and other income, net	$14	$242	$(228)

Interest expense decreased in the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to the expiration of our $20.0 million line of credit facility with Silicon Valley Bank on June 23, 2010, which was not renewed.

Interest and other income, net decreased by $0.2 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to the liquidation of our ARS investments on July 1, 2010, which yielded higher returns and were subsequently invested in Treasury securities, which yielded lower returns.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Income tax benefit	$5,212	$3,011
Effective tax rate	40%	39%

The benefit for income taxes was $5.2 million for the three months ended March 31, 2011, compared to a benefit of $3.0 million for the three months ended March 31, 2010.  Our effective tax rate was 40% in the three months ended March 31, 2011, compared to 39% in the same period in 2010.

At March 31, 2011, we had approximately $32.7 million of state net operating loss carryforwards to reduce future regular taxable income, of which $10.3 million is associated with windfall tax benefits that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2016 for state purposes, if not utilized.  We recognized the remaining federal net operating loss carryforward in 2010, except for federal net operating losses associated with our acquisition of TinyPictures in the amount of $1.5 million.

	Three Months Ended March 31,
	2011		2010		$ Change	% Change
	(in thousands)
Loss before income taxes	$(12,972)		$(7,742)		$(5,230)	68%
Net loss	$(7,760)		$(4,731)		$(3,029)	64%
Percentage of net revenues	(14	) %	(10	) %	—	—

Net loss increased by $3.0 million for the three months ended March 31, 2011 as compared to the same period in 2010. As a percentage of net revenue, net loss was 14% and 10% for the three months ended March 31, 2011 and March 31, 2010, respectively.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$3,572	$3,243
Capitalization of software and website development costs	2,318	802
Depreciation and amortization	5,833	7,020
Cash flows used in operating activities	(52,849)	(28,264)
Cash flows used in investing activities	(6,270)	(3,670)
Cash flows provided by financing activities	23,153	8,386

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

On April 25, 2011, we used $146.5 million in cash and cash equivalents to complete the acquisition of Tiny Prints, Inc, reducing our total cash balance to approximately $80.0 million.

We anticipate that total 2011 capital expenditures will range from 6.5% to 7.5% of our expected net revenues in 2011.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. An increasing component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures by category for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Technology equipment and software	$3,762	$4,113
Percentage of total capital expenditures	48%	65%
Manufacturing equipment and building improvements	1,684	1,420
Percentage of total capital expenditures	22%	22%
Capitalized technology and development costs	2,318	802
Percentage of total capital expenditures	30%	13%
Total Capital Expenditures	$7,764	$6,335
Total Capital Expenditures percentage of net revenues	14%	14%

During the three months ended March 31, 2011, as we continued to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency, the percentage of total capital expenditures associated with website and product development has increased to 30% in the three months ended March 31, 2011 from 13% in the comparable period in 2010.

Also in the three months ended March 31, 2011, we incurred approximately $1.3 million in capital expenditures associated with building improvements to our headquarters facility.  We expect these leasehold improvements to be reimbursed under our current lease, which was renewed in March 2010. Reimbursements under this provision will be recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.  We expect to utilize the entire reimbursement allowance during 2011.

Operating Activities. For the three months ended March 31, 2011, net cash used in operating activities was $52.8 million, primarily due to our net loss of $7.8 million and the net change in operating assets and liabilities of $55.7 million.  The net change in operating assets and liabilities is primarily a result of the seasonality of our business which requires us to use cash flows in the first fiscal quarter of the year to settle liabilities incurred during the high-volume fourth quarter of fiscal 2010.  Net cash used in operating activities was adjusted for non-cash items including $5.1 million of depreciation and amortization expense and $5.2 million of stock-based compensation. Another non-cash item included in operating activities is $0.7 million of amortization of intangible assets which includes $0.2 million of amortization of prepaid royalties associated with intellectual property licenses that were entered into during 2009 and 2010.

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

Investing Activities. For the three months ended March 31, 2011, net cash used in investing activities was $6.3 million.  We used $3.6 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $2.3 million of capitalized software and website development.  Additionally, we used $0.4 million for the purchase of certain intangible assets.

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

Financing Activities. For the three months ended March 31, 2011, net cash provided by financing activities was $23.2 million, primarily from $7.4 million of proceeds from issuance of common stock from the exercise of options and $15.7 million from excess tax benefit from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net Revenues	$57,229	45,742

Non-GAAP Adjusted EBITDA	(1,918)	3,431
EBITDA % of Net Revenues	(3)%	8%

Free cash flow	(9,682)	(2,905)
Free cash flow % of Net Revenues	(17)%	(6)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business.  For the three months ended March 31, 2011 and 2010, our adjusted EBITDA was ($1.9) million and $3.4 million, respectively.  This adjusted EBITDA decline resulted from various discrete items, including intellectual property licensing and referral fees of $4.1 million in the three months ended March 31, 2010, and acquisition costs of $1.3 million and incremental payroll taxes related to employee equity awards of $0.7 million in the three months ended March 31, 2011.  After adjusting for these discrete items, adjusted EBITDA would have increased approximately $0.8 million in the three months ended March 31, 2011 compared to the same period in the prior year.  During the three months ended March 31, 2011 and 2010, we experienced negative free cash flows of $9.7 million and $2.9 million, respectively. However, during the fiscal year, we take steps designed to preserve the opportunity to achieve full year positive free cash flows.  For example, on an annual basis, our capital expenditures have decreased each year from 2008 to 2010, as we continue to make strategic capital investments to support our overall growth as a business, improve efficiencies in our production and satisfy our customer needs while improving our cost imperatives.

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

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure for the three months ended March 31, 2011 and 2010 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended March 31,
	2011	2010
Net loss	$(7,760)	(4,731)
Add back:
Interest expense	-	21
Interest and other income, net	(14)	(242)
Tax benefit	(5,212)	(3,011)
Depreciation and amortization	5,833	7,020
Stock-based compensation expense	5,235	4,374
Non-GAAP Adjusted EBITDA	$(1,918)	$3,431

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(52,849)	(28,264)
Add back:
Interest expense	-	21
Interest and other income, net	(14)	(242)
Tax benefit	(5,212)	(3,011)
Changes in operating assets and liabilities	55,702	33,153
Other adjustments	455	1,774
Non-GAAP Adjusted EBITDA	$(1,918)	$3,431
Less:
Purchases of property and equipment, including accrual amounts	(5,446)	(5,534)
Capitalized technology & development costs	(2,318)	(802)
Free cash flow	$(9,682)	$(2,905)

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

Recent Accounting Pronouncements

No new accounting standards have been adopted since our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.

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

 ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against us and four other defendants in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:10-cv-514, in the Eastern District of Texas, Tyler Division.  The complaint asserts infringement of U.S. Patent No. 5,751,590, which claims, among other things, a method related to processing images to define social expression cards in a computer database.  The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On December 27, 2010, we filed an answer and counterclaims against Express Card Systems.

On December 10, 2010, Eastman Kodak Company filed a complaint for alleged patent infringement against us in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware.  The complaint asserts infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claim among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints.  The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On February 3, 2011, we filed an answer and counterclaims against Eastman Kodak Company.

On December 13, 2010, we filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. (“Kodak”) in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., Case No. CV 10 5672 in the U.S. District Court for the Northern District of California.  The complaint asserts infringement of U.S. Patents Nos.  6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product.  The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief.  Kodak has not yet answered or otherwise responded to the complaint.  On January 31, 2011, we voluntarily dismissed that lawsuit without prejudice, and on the same day we filed a complaint in the United States District of Delaware.  On March 24, 2011, Kodak filed an answer and counterclaims against us.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total 2011 capital expenditures will range from 6.5% to 7.5% of 2011 net revenues.  Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

We have website operations, offices and customer support centers in Redwood City, California and Sunnyvale, California, and production facilities in Charlotte, North Carolina and Phoenix, Arizona.  Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

●	Online digital photography services companies such as Kodak EasyShare Gallery, Snapfish, which is a service of Hewlett-Packard, Webshots, Vistaprint, SmugMug, SeeHere and others;

●	Specialized companies in the photo book and stationery business such as Hallmark, American Greetings, Blurb, Minted, Picaboo, MyPublisher, Mixbook, MOO, Smilebox, Creative Memories and Inkubook;

●
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Photo-related software companies such as Apple, Microsoft, Corel, Picnik and FotoFlexer;

●	Social media companies that host images such as Facebook, Twitter, and MySpace;

●	Drug stores such as Walgreens, CVS/pharmacy and others that offer in-store pick-up from their photo website internet orders;

●	Internet portals and search engines such as Google, Yahoo!, and AOL that offer broad-reaching digital photography and related products and services to their large user bases;

●
Home printing service providers such as Hewlett-Packard, Epson, Canon, Kodak and Fuji that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

●	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr, Photobucket and Slide;

●	Self-publishing companies and services such as Lulu, CafePress, Amazon's CreateSpace and Zazzle; and

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, such as our 2011 acquisition of Tiny Prints, Inc., our 2010 acquisition of WMSG, Inc., and our 2009 acquisition of TinyPictures. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. For example, in connection with our Tiny Prints acquisition, we issued approximately 5.4 million shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions.  To finance any future acquisitions, it may also be necessary for us to raise additional funds through public or private debt and equity financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.

Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.

The success of our acquisition strategy depends upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we could be unable to retain key employees or customers of the combined businesses. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. As a result of these and other risks, if we are unable to successfully integrate acquired businesses, we may not realize the anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

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

We may not succeed in promoting, strengthening and continuing to establish the Shutterfly and Tiny Prints brands, which would prevent us from acquiring new customers and increasing revenues.

A component of our business strategy is the continued promotion and strengthening of the Shutterfly and Tiny Prints brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts.

Our ability to provide a high-quality customer experience also depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers and third-party Internet and communication infrastructure providers. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service and United Parcel Service, to deliver our products to customers. Strikes, furloughs, reduced operations or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our products are also subject to damage during delivery and handling by our third-party shippers. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop trusted brands. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

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

As of March 31, 2011, Shutterfly had 38 patents issued, and had more than 20 patent applications pending in the United States. With the acquisition of Tiny Prints on April 25, 2011, Shutterfly acquired more than 20 Tiny Prints patent applications that were pending in the United States.   We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” ”Tiny Prints,” and “Wedding Paper Divas.” We hold registrations for the Shutterfly and other trademarks in our major markets of the United States and Canada, as well as in the European Community, Mexico, Japan, China, Australia and New Zealand. We hold applications and/or registrations for the Tiny Prints, Wedding Paper Divas and other trademarks in the United States as well as in the European Community.  Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or Tiny Prints or one of our other marks. The Shutterfly and Tiny Prints brands are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brand and substantially harm our business and results of operations.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The Credit Card Accountability, Responsibility and Disclosure Act (“CARD Act”) is intended to protect consumers from unfair credit card billing practices and adds new regulations on the use of gift cards, limiting our ability to expire them.  In addition, several states are also attempting to pass new laws regulating the use of gift cards and amending state escheatment laws to try and obtain unused gift card balances.  The Restore Online Shoppers’ Confidence Act (“ROSCA”) prohibits and prevents Internet-based post-transaction third party sales and imposes specific requirements on negative option features.  The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

 ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Agreement and Plan of Merger, dated as of March 21, 2011, by and among Shutterfly, Inc., Horsley Acquisition Sub I, Inc., Horsley Acquisition Sub II, LLC, Tiny Prints, Inc. and the Stockholder Representative (incorporated by reference to Exhibit 2.01 to Shutterfly’s Current Report on Form 8-K dated March 21, 2011).
10.02	Registration Rights Agreement, dated as of April 25, 2011, by and among Shutterfly, Inc. and the parties thereto (incorporated by reference to Exhibit 4.01 to Shutterfly’s Current Report on Form 8-K dated April 25, 2011).
10.03	Shutterfly, Inc. 2011 Quarterly Bonus Plan.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
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

SHUTTERFLY, INC.
(Registrant)

Dated: May 6, 2011	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2011	By:	/s/ Mark J. Rubash
Mark J. Rubash
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit Number	Description
10.01
Agreement and Plan of Merger, dated as of March 21, 2011, by and among Shutterfly, Inc., Horsley Acquisition Sub I, Inc., Horsley Acquisition Sub II, LLC, Tiny Prints, Inc. and the Stockholder Representative (incorporated by reference to Exhibit 2.01 to Shutterfly’s Current Report on Form 8-K dated March 21, 2011).

10.02
Registration Rights Agreement, dated as of April 25, 2011, by and among Shutterfly, Inc. and the parties thereto (incorporated by reference to Exhibit 4.01 to Shutterfly’s Current Report on Form 8-K dated April 25, 2011).

10.03	Shutterfly, Inc. 2011 Quarterly Bonus Plan.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
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