Form 10-Q
period 2011-06-30
SHUTTERFLY INC
filed 2011-08-02
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common stock, $0.0001 par value per share	34,559,003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$75,935	$252,244
Accounts receivable, net	5,606	4,845
Inventories	3,181	3,580
Deferred tax asset, current portion	327	3,582
Prepaid expenses and other current assets	46,631	6,934
Total current assets	131,680	271,185
Property and equipment, net	46,531	39,726
Intangible assets, net	102,376	5,672
Goodwill	342,730	11,163
Deferred tax asset, net of current portion	-	11,314
Other assets	5,330	4,770
Total assets	$628,647	$343,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,678	$22,341
Accrued liabilities	24,733	38,831
Deferred revenue	10,431	9,731
Total current liabilities	39,842	70,903
Deferred tax liability	17,681	-
Other liabilities	5,159	3,320
Total liabilities	62,682	74,223
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 34,414 and 27,957 shares issued and outstanding on June 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	571,494	263,726
Accumulated earnings (deficit)	(5,532)	5,878
Total stockholders' equity	565,965	269,607
Total liabilities and stockholders' equity	$628,647	$343,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$75,764	$46,807	$132,993	$92,549
Cost of net revenues	39,881	23,179	69,427	45,757
Gross profit	35,883	23,628	63,566	46,792
Operating expenses:
Technology and development	16,971	12,477	30,084	24,646
Sales and marketing	24,930	11,311	39,195	21,468
General and administrative	15,522	9,620	28,813	18,421
Total operating expenses	57,423	33,408	98,092	64,535
Loss from operations	(21,540)	(9,780)	(34,526)	(17,743)
Interest expense	-	(21)	-	(42)
Interest and other income, net	6	194	20	436
Loss before income taxes	(21,534)	(9,607)	(34,506)	(17,349)
Benefit from income taxes	17,884	3,722	23,096	6,733
Net loss	$(3,650)	$(5,885)	$(11,410)	$(10,616)

Net loss per share - basic and diluted	$(0.11)	$(0.22)	$(0.37)	$(0.40)

Weighted-average shares outstanding - basic and diluted	33,160	26,952	30,917	26,595

Stock-based compensation is allocated as follows:

Cost of net revenues	$754	$129	$929	$260
Technology and development	2,752	756	3,666	1,557
Sales and marketing	4,156	966	5,517	2,068
General and administrative	4,437	2,208	7,222	4,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,410)	$(10,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,786	12,680
Amortization of intangible assets	4,206	1,289
Stock-based compensation, net of forfeitures	17,334	8,433
Loss/(gain) on disposal of property and equipment	11	(88)
Deferred income taxes	-	(3,285)
Tax benefit from stock-based compensation	11,585	3,710
Excess tax benefits from stock-based compensation	(11,607)	(4,102)
Changes in operating assets and liabilities:
Accounts receivable, net	185	2,575
Inventories	1,311	484
Prepaid expenses and other current assets	(38,149)	(7,905)
Other assets	(887)	(58)
Accounts payable	(20,786)	(6,727)
Accrued and other liabilities	(20,787)	(19,207)
Deferred revenue	194	(346)
Net cash used in operating activities	(58,014)	(23,163)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(134,036)	-
Purchases of property and equipment	(9,064)	(8,630)
Capitalization of software and website development costs	(5,044)	(2,049)
Proceeds from sale of equipment	20	77
Proceeds from the sale of auction rate securities	-	21,575
Net cash provided by (used in) investing activities	(148,124)	10,973
Cash flows from financing activities:
Principal payments of capital lease obligations	(5)	(6)
Proceeds from issuance of common stock upon exercise of stock options	18,227	7,884
Excess tax benefits from stock-based compensation	11,607	4,102
Net cash provided by financing activities	29,829	11,980
Net decrease in cash and cash equivalents	(176,309)	(210)
Cash and cash equivalents, beginning of period	252,244	132,812
Cash and cash equivalents, end of period	$75,935	$132,602

Supplemental schedule of non-cash investing activities
Net change in accrued purchases of property and equipment	$193	$914
Amount due from adjustment of net working capital from acquired business	426	-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial position as of the date of the interim balance sheets have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of December 31, 2010 and June 30, 2011.

The Company is subject to taxation in the United States, California and fourteen other jurisdictions in the United States.

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed. Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company's financial statements once adopted.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and six months ended June 30, 2011 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2010	3,357	$15.33
Granted	75	44.70
Exercised	(813)	9.15
Forfeited, cancelled or expired	(12)	19.17
Balances, March 31, 2011	2,607	$18.09	6.4	$89,346
Granted	16	52.72
Exercised	(911)	11.83
Forfeited, cancelled or expired	(41)	18.72
Increase due to acquisition	1,345	5.35
Balances, June 30, 2011	3,016	$14.48	6.9	$129,502
Options vested and expected to vest at June 30, 2011	2,828	$14.35	6.8	$121,814
Options vested at June 30, 2011	2,177	$13.51	6.3	$95,566

  During the three months ended June 30, 2011, the Company granted options to purchase an aggregate of 16,000 shares of common stock with an estimated weighted-average grant-date fair value of $23.59 per share. The total intrinsic value of options exercised during the three months ended June 30, 2011, was $42,243,000.  Net cash proceeds from the exercise of stock options were $10,782,000 for the three months ended June 30, 2011.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and six months ended June 30, 2011, the Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term.  In all prior periods, expected volatility also included historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Annual risk free rate of return	1.9%	2.3%	2.1%	2.3%
Expected volatility	53.9%	51.7%	49.1%	50.4%
Expected term (years)	4.3	4.5	4.4	4.6

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2011 and 2010, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three and six months ended June 30, 2011, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2010	2,019	$15.76
Granted	723	45.13
Vested	(547)	13.62
Forfeited	(41)	23.16
Awarded and unvested, March 31, 2011	2,154	$26.02
Granted	98	53.39
Vested	(169)	15.50
Forfeited	(106)	25.22
Increase due to acquisition	64	55.36
Awarded and unvested, June 30, 2011	2,041	$29.17
Restricted stock units expected to vest, June 30, 2011	1,590

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the RSU grants for the six months ended June 30, 2011, are 155,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance criteria are tied to the Company’s 2011 financial performance and the service criteria are consistent with vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At June 30, 2011, the Company had $67,079,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

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

A summary of the net loss per share for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss per share:
Numerator
Net loss	$(3,650)	$(5,885)	$(11,410)	$(10,616)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	33,160	26,952	30,917	26,595
Net loss per share — basic and diluted	$(0.11)	$(0.22)	$(0.37)	$(0.40)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options and restricted stock units	5,605	5,981	5,966	6,213

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurement

The following table represents the Company’s fair value hierarchy for its financial assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Fair Value	Level 1
Cash equivalents:
Money market funds	$68,705	$68,705
Total financial assets	$68,705	$68,705

	December 31, 2010
	Fair Value	Level 1
Cash equivalents:
Money market funds	$211,385	$211,385
Total financial assets	$211,385	$211,385

As of June 30, 2011 and December 31, 2010, the Company held Level 1 financial assets which were all invested in money market funds, primarily in U.S. Treasury and U.S. agency securities.

Note 5 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2011	December 31, 2010
	(in thousands)
Intra-period deferred tax asset	$34,681	$-
Prepaid service contracts – current portion	4,129	3,189
Prepaid income taxes	1,231	611
Other prepaid expenses and current assets	6,590	3,134
	$46,631	$6,934

Intra-period deferred tax asset includes $11.6 million in excess tax benefits from stock-based compensation, that will offset against taxes payable on a full year basis.

Property and Equipment

	June 30, 2011	December 31, 2010
	(in thousands)
Computer and other equipment	$95,819	$87,531
Software	10,349	9,124
Leasehold improvements	8,723	7,133
Furniture and fixtures	3,682	3,006
Capitalized software and website development costs	30,593	25,173
	149,166	131,967
Less: Accumulated depreciation and amortization	(102,635)	(92,241)
Net property and equipment	$46,531	$39,726

Depreciation and amortization expense totaled $5,672,000 and $6,307,000 for the three months ended June 30, 2011 and 2010, respectively.  Depreciation and amortization expense totaled $10,786,000 and $12,680,000 for the six months ended June 30, 2011 and 2010, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	June 30, 2011	December 31, 2010
	(in thousands)
Accrued marketing expenses	$6,587	$11,766
Accrued compensation	5,249	5,701
Accrued production costs	3,803	8,551
Accrued income and sales taxes	3,037	7,342
Accrued consulting	1,370	1,750
Accrued other	4,687	3,721
	$24,733	$38,831

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

Legal Matters

On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against the Company and four other defendants in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:10-cv-514, in the Eastern District of Texas, Tyler Division.  The complaint asserts infringement of U.S. Patent No. 5,751,590, which claims, among other things, a method related to processing images to define social expression cards in a computer database.  The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On December 27, 2010, the Company filed an answer and counterclaims against Express Card Systems.  On May 20, 2011, the court for the Eastern District of Texas, Tyler Division, granted Express Card Systems, LLC’s Stipulation of Joint Dismissal without Prejudice of all claims and counterclaims between Express Card and Shutterfly.

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

On January 31, 2011, the Company filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. (“Kodak”) in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR, in the U.S. District Court for the District of Delaware.  The complaint asserts infringement of U.S. Patents Nos.  6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product.  The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief.  On March 24, 2011, Kodak filed an answer and counterclaims against the Company.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 — Acquisition

On April 25, 2011, the Company acquired Tiny Prints, Inc. (“Tiny Prints”), a privately-held ecommerce company.  Pursuant to the terms of the agreement, all of the outstanding shares of capital stock of Tiny Prints, together with vested and unvested Tiny Prints equity awards, were acquired by the Company for aggregate consideration comprised of (i) approximately $146.5 million in cash, and approximately 4.0 million shares of the Company’s common stock issuable in exchange for shares of Tiny Prints capital stock and (ii) Company equity awards for approximately 1.4 million shares of common stock in exchange for vested and unvested Tiny Prints’ equity awards assumed by the Company, in each case pursuant and subject to the terms of the Merger Agreement. The 5.4 million shares of Shutterfly common stock issuable pursuant to the agreement equal approximately 18.5% of the Company’s outstanding common stock as of March 30, 2011.

During the three months ended June 30, 2011, the Company finalized the Net Working Capital, Net Cash, and Net Debt amounts resulting in a reduction of purchase price of approximately $1.1 million.  In accordance with the merger agreement, this amount will be repaid from the consideration held in escrow in the same proportion of cash and stock as was made in the initial escrow contribution.  As of June 30, 2011, the cash proceeds due from escrow have been accrued as a component of other current assets.

Purchase Price

The total purchase price, after adjusting for changes in Net Working Capital, Net Cash, and Net Debt, is as follows (in thousands):

Cash consideration	$146,119
Fair value of common stock issued	218,677
Fair value of vested stock awards assumed	41,766
Total fair value of consideration transferred	$406,562

Tiny Prints operates tinyprints.com and weddingpaperdivas.com which offer cards, invitations, personalized stationery and photo books.  With the acquisition and combined resources, the Company expects to incur significant revenue and cost synergies through the Tiny Prints brands, customer base and workforce.

Estimated Fair Value of Stock Awards Assumed

In connection with the acquisition, each Tiny Prints stock option that was outstanding and unexercised was assumed and converted into an option to purchase the Company’s common stock based on a conversion ratio of 0.327, which was calculated as the consideration price per share of $12.44 divided by a fixed per share value of $38. The Company assumed the stock options in accordance with the terms of the applicable Tiny Prints stock option plan and the stock option agreement. Based on Tiny Prints’ stock options outstanding at April 25, 2011, the Company converted options to purchase approximately 4.1 million shares of Tiny Prints common stock into options to purchase approximately 1.3 million shares of the Company’s common stock. The Company also assumed and converted approximately 196,896 unvested shares of outstanding Tiny Prints restricted stock units into approximately 64,386 shares of the Company’s restricted stock units, using the same conversion ratios stated above.

The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: closing date market price of $54.64 per share; expected term of 4.5 years; risk-free interest rate of 2.1%; expected volatility of 48.1%; and no dividend yield. The fair value of restricted stock units assumed was calculated using the closing date market price of $54.64 per share for the Company’s common stock. The Company included the fair value of vested stock options assumed of $41.8 million in the consideration transferred for the acquisition. The estimated fair value of unvested stock options and restricted stock units assumed by the Company of $25.8 million was not included in the consideration transferred and is being recognized as stock-based compensation expense over the weighted average remaining vesting period of approximately two years. In addition, the Company determined that $2.9 million of incremental fair value was associated with vested awards at the acquisition date, and has recognized this additional amount in its post-combination financial statements.

Purchase Price Allocation

Under the purchase accounting method, the total purchase price was allocated to Tiny Prints’ tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values as of the April 25, 2011 closing date of the acquisition. The excess purchase price over the value of the net assets acquired is recorded as goodwill.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price of Tiny Prints is allocated as follows (in thousands):

	Amount	Estimated Useful Life (in years)

Total assets acquired	$19,235	N/A
Total liabilities assumed	(44,218)	N/A
Identifiable intangible assets:
Trade Name	51,100	15
Customer Base	33,300	7
Developed Technology	12,500	4
Other	3,080	2-3
Goodwill	331,565	N/A
Total purchase price	$406,562

Included in the total liabilities assumed is a net deferred tax liability balance of $32.2 million, primarily comprised of the difference between the assigned values of the tangible and intangible assets acquired and the tax basis of those assets. This amount is net of deferred tax assets related to vested non-qualified stock options included in the purchase price, as well as other deferred tax assets acquired in the transaction.

Total amortizable intangible assets total $100.0 million and consist of trade name, customer base, developed technology, and other contractual agreements with useful lives that range from 2 to 15 years.

Goodwill of $331.6 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determined that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The following table presents the pro forma statements of operations obtained by combining the historical consolidated operations of the Company and Tiny Prints for the three and six months ended June 30, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2011 and 2010, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma net revenues	$81,508	$61,017	$158,771	$119,969
Pro forma net loss	(4,537)	(6,889)	(14,369)	(11,104)
Pro forma basic and diluted net loss per share	$(0.14)	$(0.26)	$(0.46)	$(0.42)

Included in net revenues for the three and six months ended June 30, 2011 is $14.7 million of net revenues from sales of Tiny Prints products from the acquisition date of April 25, 2011 through June 30, 2011.

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

In addition to driving lower customer acquisition costs through viral marketing, our customers provide input on new features, functionalities and products. Close, frequent customer interactions, coupled with significant investments in sophisticated integrated marketing programs, enable us to fine-tune and tailor our promotions and website presentation to specific customer segments. Consequently, customers are presented with a highly personalized Shutterfly shopping experience, which helps foster a unique and deep relationship with our brands.

Our operations and financial performance depend on general economic conditions in the United States.  The U.S. economy is experiencing a slow economic recovery from a deep recession and concerns about that recovery could further impact consumer sentiment and consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Basis of Presentation

Net Revenues.      Our net revenues are comprised of sales generated from personalized products and services (“PPS”), prints and commercial print services.

Personalized products and services

Our personalized products and services revenues are derived from the sale of photo-based products, such as photo books, greeting and stationery cards, calendars and other photo-based merchandise and the related shipping revenues. Greeting and stationery card revenue includes all products sold by Tiny Prints.  Included in our photo-based merchandise are items such as mugs, mouse pads, desktop plaques and puzzles. Revenue from advertising displayed on our website and referral fees are also included in PPS revenue.  Our referral fees were approximately 0.7%, 2.5% and 3.1% of our net annual revenues for 2010, 2009 and 2008.  Our referral fee program was discontinued effective March 31, 2010, and no referral fee revenue has been recorded subsequent to that date.

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

Average Order Value.    For Shutterfly, average order value is net revenues, excluding revenues from our commercial print services, for a given period divided by the total number of customer orders recorded during that same period. For Tiny Prints, average order value excludes the impact of orders and net revenues related to sales of individual greeting cards, referred to as one-to-one greeting cards. We seek to increase average order value as a means of increasing net revenues. Average order value has increased on an annual basis for each year since 2000, and we anticipate that this trend will continue in the future as consumers shift from prints into personalized products and services.

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

General and administrative expense includes general corporate costs, such as rent for our corporate offices, insurance, depreciation on information technology equipment, and legal and accounting fees. Transaction costs related to our acquisition of Tiny Prints are also included in general and administrative expense.  In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.   We recognized a final payment due from one of the agreements in the first quarter of fiscal year 2010.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	100%	100%	100%	100%
Cost of net revenues	53%	50%	52%	49%
Gross profit	47%	50%	48%	51%
Operating expenses:
Technology and development	22%	27%	23%	27%
Sales and marketing	33%	24%	29%	23%
General and administrative	20%	21%	22%	20%
Loss from operations	(28)%	(22)%	(26)%	(19)%
Interest expense	0%	0%	0%	0%
Interest and other income, net	0%	1%	0%	1%
Loss before income taxes	(28)%	(21)%	(26)%	(18)%
Benefit from income taxes	23%	8%	17%	7%
Net loss	(5)%	(13)%	(9)%	(11)%

Comparison of the Three Month Periods Ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Net revenues
Personalized products and services	$58,531	$31,676	$26,855	85%
Prints	14,491	14,371	120	1
Commercial printing services	2,742	760	1,982	261
Total net revenues	75,764	46,807	28,957	62
Cost of net revenues	39,881	23,179	16,702	72
Gross profit	$35,883	$23,628	$12,255	52%
Percentage of net revenues	47%	50%	—	—

Net revenues increased $29.0 million, or 62%, for the three months ended June 30, 2011 as compared to the same period in 2010.  Revenue growth was attributable to increases in all revenue categories.   PPS revenues increased $26.9 million, or 85%, to $58.5 million in the three months ended June 30, 2011 compared to the same period in 2010. The increase in PPS is primarily a result of increased sales of photo books and greeting and stationery cards.  In addition, PPS includes $14.7 million of revenues from sales of Tiny Prints greeting card and stationery products from the acquisition date of April 25, 2011 through June 30, 2011.    Print revenue increased $0.1 million, or 1%, to $14.5 million in the three months ended June 30, 2011 compared to the same period in 2010.  Print revenues from sales of 4x6 prints represented 9% of total net revenues for the three months ended June 30, 2011, versus 16% in the prior year.   In terms of product mix, PPS represented 77% and Prints represented 19% of revenue in the three months ended June 30, 2011.  This compares to 68% and 31% in the same period in 2010.    Revenue from our commercial print services increased $2.0 million, or 261%, to $2.7 million for the three months ended June 30, 2011, representing 4% of our total net revenues in the three months ended June 30, 2011.

For Shutterfly, excluding commercial print revenues, net revenue increases were also the result of year-over-year increases in all of our key metrics: customers, orders and average order value, as noted below:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Shutterfly		(in thousands, except AOV amounts)
Customers	1,413	1,118	295	26%
Orders	2,235	1,802	433	24%
Average order value	$26.10	$25.56	$0.54	2%

On a pro forma basis, comparing the full three months ended June 30, 2011 to the three months ended June 30, 2010, Tiny Prints key metrics, also increased, as noted below:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Tiny Prints	(in thousands, except AOV amounts)
Customers	224	134	90	67%
Orders	362	162	200	124%
Average order value (excluding one-to-one greeting cards)	$112.13	$100.17	$11.96	12%

Cost of net revenues increased $16.7 million, or 72%, for the three months ended June 30, 2011 as compared to the same period in 2010. As a percentage of net revenues, cost of net revenues increased to 53% in 2011 from 50% in 2010, which decreased gross margin to 47% in the three months ended June 30, 2011 from 50% in the same period in 2010. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, increased headcount and greater third-party fulfillment costs associated with Tiny Prints products. These costs were partially offset by favorable improvements from product mix.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Technology and development	$16,971	$12,477	$4,494	36%
Percentage of net revenues	22%	27%	-	-
Sales and marketing	$24,930	$11,311	$13,619	120%
Percentage of net revenues	33%	24%	-	-
General and administrative	$15,522	$9,620	$5,902	61%
Percentage of net revenues	20%	21%	-	-

Our technology and development expense increased $4.5 million, or 36%, for the three months ended June 30, 2011, as compared to the same period in 2010. As a percentage of net revenues, technology and development expense decreased to 22% for the three months ended June 30, 2011 from 27% for the same period in 2010. The increase in technology and development expense was primarily due to an increase of $2.6 million related to personnel and related costs for employees, $2.0 million of stock-based compensation, $1.2 million related to professional and outside services consultants involved with website development and website infrastructure support teams and $0.4 million related to facilities costs.  These factors were partially offset by a decrease in depreciation expense of $0.7 million and higher website development costs capitalized in the current period compared to the same period in the prior year.

At June 30, 2011, headcount in technology and development increased by 55% compared to June 30, 2010 reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency.  In addition, the increase in headcount is also the result of the completion of the Tiny Prints acquisition during the period. As a result, in the three months ended June 30, 2011, we capitalized $2.4 million in eligible salary and consultant costs, including $0.1 million of stock based compensation, associated with software developed or obtained for internal use, compared to $1.3 million, which included $0.1 million of stock based compensation capitalized in the three months ended June 30, 2010.  We expect this trend to continue in 2011, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $13.6 million, or 120%, in the three months ended June 30, 2011 compared to the same period in 2010.  As a percentage of net revenues, total sales and marketing expense increased to 33% in the three months ended June 30, 2011 from 24% in the three months ended June 30, 2010. The increase in sales and marketing expense was primarily due to an increase of $5.8 million related to expanded online marketing and partner marketing campaigns, as well as an increase of $3.2 million in stock-based compensation, and $2.1 million for depreciation.  Personnel and related costs increased $2.3 million  due to the additional headcount from our acquisition of Tiny Prints as well as the expansion of our existing marketing team.

Our general and administrative expense increased $5.9 million, or 61%, in the three months ended June 30, 2011 as compared to the same period in 2010.  As a percentage of net revenues, total general and administrative expense decreased slightly to 20% for the three months ended June 30, 2011 from 21% in the three months ended June 30, 2010. The increase in general and administrative expense is primarily due to an increase in stock-based compensation of $2.2 million, an increase in personnel related costs of $1.6 million as a result of increased headcount, $0.9 million in transaction costs and $0.3 million related to facility costs.  In the three months ended June 30, 2011, we also incurred an increase in credit card fees of $0.7 million which was driven by the increase in consumer product revenue as compared to the same period in 2010.

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands)
Interest expense	$-	$(21)	$(21)
Interest and other income, net	$6	$194	$(188)

Interest expense decreased in the three months ended June 30, 2011 as compared to the same period in 2010 primarily due to the expiration of our $20.0 million line of credit facility with Silicon Valley Bank on June 23, 2010, which we did not renew.

Interest and other income, net decreased by $0.2 million for the three months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily due to the liquidation of our ARS investments on July 1, 2010, which yielded higher returns and were subsequently invested in Treasury securities, which yielded lower returns.

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Income tax benefit	$17,884	$3,722
Effective tax rate	83%	39%

The benefit for income taxes was $17.9 million for the three months ended June 30, 2011, compared to a benefit of $3.7 million for the three months ended June 30, 2010.  Our effective tax rate was 83% in the three months ended June 30, 2011, compared to 39% in the same period in 2010, primarily reflecting non-deductible stock-based compensation and transaction expenses, offset by tax benefits resulting from disqualifying dispositions of employee incentive stock options during the period.

	Three Months Ended June 30,
	2011		2010		$ Change	% Change
	(in thousands)
Loss before income taxes	$(21,534)		$(9,607)		$(11,927)	124%
Net loss	$(3,650)		$(5,885)		$2,235	(38)%
Percentage of net revenues	(5	) %	(13	) %	—	—

Net loss decreased by $2.2 million for the three months ended June 30, 2011 as compared to the same period in 2010. As a percentage of net revenue, net loss was 5% and 13% for the three months ended June 30, 2011 and June 30, 2010, respectively.

Comparison of the Six Month Period Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Net revenues
Personalized products and services	$99,330	$62,170	$37,160	60%
Prints	28,644	28,107	537	2
Commercial printing services	5,019	2,272	2,747	121
Total net revenues	132,993	92,549	40,444	44
Cost of net revenues	69,427	45,757	23,670	52
Gross profit	$63,566	$46,792	$16,774	36%
Percentage of net revenues	48%	51%	—	—

Net revenues increased $40.4 million, or 44%, for the six months ended June 30, 2011 as compared to the same period in 2010.  Revenue growth was attributable to increases in all revenue categories.   PPS revenues increased $37.2 million, or 60%, to $99.3 million in the six months ended June 30, 2011 compared to the same period in 2010. The increase in PPS is primarily a result of increased sales of photo books and greeting and stationery cards. In addition, PPS includes $14.7 million of revenues from sales of Tiny Prints greeting card and stationery products from the acquisition date of April 25, 2011 through June 30, 2011.   Print revenue increased $0.5 million, or 2%, to $28.6 million in the six months ended June 30, 2011 compared to the same period in 2010.  The overall increase in print revenue was primarily due to an increase in large format prints offset by a decrease in photocard revenue and 4x6 print revenue, which represented 11% of total net revenues versus 16% in the prior year.   In terms of product mix, PPS represented 77% and Prints represented 19% of revenue in the three months ended June 30, 2011.  This compares to 67% and 31% in the same period in 2010.    Revenue from our commercial print services increased $2.7 million, or 121%, to $5.0 million for the six months ended June 30, 2011, compared to the same period in 2010, and represented 4% of our total net revenues in the six months ended June 30, 2011.

Cost of net revenues increased $23.7 million, or 52%, for the six months ended June 30, 2011 as compared to the same period in 2010. As a percentage of net revenues, cost of net revenues increased slightly to 52% in 2011 from 49% in 2010, which decreased gross margin to 48% in the six months ended June 30, 2011 from 51% in the same period in 2010. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and increased headcount, as well as additional third party fulfillment costs associated with Tiny Prints products. These costs were partially offset by favorable improvements from product mix.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Technology and development	$30,084	$24,646	$5,438	22%
Percentage of net revenues	23%	27%	-	-
Sales and marketing	$39,195	$21,468	$17,727	83%
Percentage of net revenues	29%	23%	-	-
General and administrative	$28,813	$18,421	$10,392	56%
Percentage of net revenues	22%	20%	-	-

Our technology and development expense increased $5.4 million, or 22%, for the six months ended June 30, 2011, as compared to the same period in 2010. As a percentage of net revenues, technology and development expense decreased to 23% for the six months ended June 30, 2011 from 27% for the same period in 2010. The increase in technology and development expense was primarily due to an increase of $3.9 million related to personnel and related costs for employees, an increase of $2.4 million related to professional and outside services consultants involved with website development and website infrastructure support teams, $2.1 million of stock-based compensation and $0.9 million related to facilities costs.  These factors were partially offset by a decrease in depreciation expense of $1.6 million and higher website development costs capitalized in the current period compared to the same period in the prior year.

In the six months ended June 30, 2011, we capitalized $4.7 million in eligible salary and consultant costs, including $0.2 million of stock based compensation, associated with software developed or obtained for internal use, compared to $2.2 million, which included $0.1 million of stock based compensation capitalized in the six months ended June 30, 2010.  We expect this trend to continue in 2011, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $17.7 million, or 83%, in the six months ended June 30, 2011 compared to the same period in 2010.  As a percentage of net revenues, total sales and marketing expense increased to 29% from 23%. The increase in sales and marketing expense was primarily due to an increase of $8.4 million related to expanded online marketing and partner marketing campaigns.  The increase is also attributable to an increase of $3.4 million in personnel and related costs associated with our acquisition of Tiny Prints as well as the expansion of our internal marketing team, an increase of $3.4 million in stock based compensation, $2.1 million in depreciation and $0.4 million for professional fees.

Our general and administrative expense increased $10.4 million, or 56%, in the six months ended June 30, 2011 as compared to the same period in 2010.  As a percentage of net revenues, total general and administrative expense increased to 22% in the six months ended June 30, 2011 from 20% for the comparable period in 2010. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $3.1 million as a result of increased headcount, $2.7 million in stock-based compensation, $2.2 million in transaction costs related to our acquisition of Tiny Prints and $0.4 million for facility costs offset by a decrease  in professional fees of $0.9 million.  In the six months ended June 30, 2011, we also incurred an increase in credit card fees of $1.1 million which was driven by the increase in consumer product revenue as compared to the same period in 2010.  During the six months ended June 30, 2010, we received the final installment from a cross-licensing agreement, while in the current period we received no installments. These payments were recognized as reductions of general and administrative expense.

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
Interest expense	$-	$(42)	$(42)
Interest and other income, net	$20	$436	$(416)

Interest expense decreased in the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to the expiration of our $20.0 million line of credit facility with Silicon Valley Bank on June 23, 2010, which we did not renew.

Interest and other income, net decreased by $0.4 million for the six months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily due to the liquidation of our ARS investments on July 1, 2010, which yielded higher returns and were subsequently invested in Treasury securities, which yielded lower returns.

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Income tax benefit	$23,096	$6,733
Effective tax rate	67%	39%

The benefit for income taxes was $23.1 million for the six months ended June 30, 2011, compared to a benefit of $6.7 million for the six months ended June 30, 2010.  Our effective tax rate was 67% in the six months ended June 30, 2011, compared to 39% in the same period in 2010, primarily reflecting non-deductible stock-based compensation and transaction expenses, offset by tax benefits resulting from disqualifying dispositions of employee incentive stock options during the period.

	Six Months Ended June 30,
	2011		2010		$ Change	% Change
	(in thousands)
Loss before income taxes	$(34,506)		$(17,349)		$(17,157)	99%
Net loss	$(11,410)		$(10,616)		$(794)	7%
Percentage of net revenues	(9	) %	(11	) %	—	—

Net loss increased by $0.8 million for the six months ended June 30, 2011 as compared to the same period in 2010. As a percentage of net revenue, net loss was 9% and 11% for the six months ended June 30, 2011 and June 30, 2010, respectively.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$9,064	$8,630
Capitalization of software and website development costs	5,044	2,049
Depreciation and amortization	14,992	13,969
Cash flows used in operating activities	(58,014)	(23,163)
Cash flows provided by (used in) investing activities	(148,124)	10,973
Cash flows provided by financing activities	29,829	11,980

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

We anticipate that total 2011 capital expenditures will range from 7.0% to 7.5% of our expected net revenues in 2011.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. An increasing component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies.

The following table shows total capital expenditures by category for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Technology equipment and software	$5,665	$7,688
Percentage of total capital expenditures	40%	66%
Manufacturing equipment and building improvements	3,591	1,856
Percentage of total capital expenditures	25%	16%
Capitalized technology and development costs	5,045	2,049
Percentage of total capital expenditures	35%	18%
Total Capital Expenditures	$14,301	$11,593
Total Capital Expenditures percentage of net revenues	11%	13%

During the six months ended June 30, 2011, as we continued to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency, the percentage of total capital expenditures associated with website and product development has increased to 35% in the six months ended June 30, 2011 from 18% in the comparable period in 2010.

Also in the six months ended June 30, 2011, we incurred approximately $1.9 million in capital expenditures associated with building improvements to our headquarters facility.  We expect these leasehold improvements to be reimbursed under our current lease, which was renewed in March 2010. Reimbursements under this provision have been recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.  We expect to utilize the remaining reimbursement allowance during 2011.

Operating Activities. For the six months ended June 30, 2011, net cash used in operating activities was $58.0 million, primarily due to our net loss of $11.4 million and the net change in operating assets and liabilities of $78.9 million largely due to payments of  year-end obligations.  Net cash used in operating activities was adjusted for non-cash items including $10.8 million of depreciation and amortization expense and $17.3 million of stock-based compensation. Another non-cash item included in operating activities is $4.2 million of amortization of intangible assets which includes $0.2 million of amortization of prepaid royalties associated with intellectual property licenses that were entered into since 2009.

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

Investing Activities. For the six months ended June 30, 2011, net cash used in investing activities was $148.1 million.  We used $146.5 million in the acquisition of Tiny Prints net of cash acquired, $9.1 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $5.0 million of capitalized software and website development.

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

Financing Activities. For the six months ended June 30, 2011, net cash provided by financing activities was $29.8 million, primarily from $18.2 million of proceeds from issuance of common stock from the exercise of options and $11.6 million from excess tax benefits from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$75,764	$46,807	$132,993	$92,549

Non-GAAP Adjusted EBITDA	$(282)	$1,228	$(2,200)	$4,659
EBITDA % of Net revenues	0%	3%	(2)%	5%

Free cash flow	$(6,819)	$(4,029)	$(16,501)	$(6,934)
Free cash flow % of Net revenues	(9)%	(9)%	(12)%	(7)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business.  For the three and six months ended June 30, 2011, our adjusted EBITDA was ($0.3) million and ($2.2) million, respectively, as compared to $1.2 million and $4.7 million in the same periods in 2010.  This adjusted EBITDA decline resulted from various discrete items, including intellectual property licensing and referral fees of $4.1 million in the six months ended June 30, 2010, and acquisition costs of $2.2 million and incremental payroll taxes related to employee equity awards of $1.1 million in the six months ended June 30, 2011.  After adjusting for these discrete items, for the six months ended June 30, 2011, adjusted EBITDA would have increased $0.5 million compared to the prior year.

 During the six months ended June 30, 2011 and 2010, we experienced negative free cash flows of $16.5 million and $6.9 million, respectively. However, during the fiscal year, we take steps designed to preserve the opportunity to achieve full year positive free cash flows.  For example, on an annual basis, our capital expenditures have decreased each year from 2008 to 2010, as we continue to make strategic capital investments to support our overall growth as a business, improve efficiencies in our production and satisfy our customer needs while improving our cost imperatives.

 Free cash flow has limitations due to the fact that it does not represent the residual cash flow for discretionary expenditures.  For example, free cash flow does not incorporate payments made on capital lease obligations.  Therefore, we believe that it is important to view free cash flow as a complement to our reported consolidated financial statements.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three and six months ended June 30, 2011 and 2010 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(3,650)	$(5,885)	$(11,410)	$(10,616)
Add back:
Interest expense	-	21	-	42
Interest and other income, net	(6)	(194)	(20)	(436)
Tax benefit	(17,884)	(3,722)	(23,096)	(6,733)
Depreciation and amortization	9,159	6,949	14,992	13,969
Stock-based compensation expense	12,099	4,059	17,334	8,433
Non-GAAP Adjusted EBITDA	$(282)	$1,228	$(2,200)	$4,659

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net cash used in operating activities	$(5,165)	$5,101	$(58,014)	$(23,163)
Add back:
Interest expense	-	21	-	42
Interest and other income, net	(6)	(194)	(20)	(436)
Tax benefit	(17,884)	(3,722)	(23,096)	(6,733)
Changes in operating assets and liabilities	23,217	(1,969)	78,919	31,184
Other adjustments	(444)	1,991	11	3,765
Non-GAAP Adjusted EBITDA	(282)	1,228	(2,200)	4,659
Less:
Purchases of property and equipment, including accrued amounts	(3,811)	(4,010)	(9,257)	(9,544)
Capitalized technology & development costs	(2,726)	(1,247)	(5,044)	(2,049)
Free cash flow	$(6,819)	$(4,029)	$(16,501)	$(6,934)

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

Recent Accounting Pronouncements

No new accounting standards have been adopted since our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed. We do not believe that any new accounting pronouncements not yet effective will have a material impact on our financial statements once adopted.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against us and four other defendants in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:10-cv-514, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patent No. 5,751,590, which claims, among other things, a method related to processing images to define social expression cards in a computer database.  The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On December 27, 2010, we filed an answer and counterclaims against Express Card Systems. On May 20, 2011, the court for the Eastern District of Texas, Tyler Division, granted Express Card Systems, LLC’s Stipulation of Joint Dismissal without Prejudice of all claims and counterclaims between Express Card and us.

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

On January 31, 2011, we filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. (“Kodak”) in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR, in the U.S. District Court for the District of Delaware.  The complaint asserts infringement of U.S. Patents Nos.  6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product.  The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief.  On March 24, 2011, Kodak filed an answer and counterclaims against us.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. We anticipate that total 2011 capital expenditures will range from 7.0% to 7.5% of 2011 net revenues.  Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities could delay production or shipment of our products.  Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brand, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at one third-party hosting facility in Santa Clara, California, and our production facilities are located in Charlotte, North Carolina and Phoenix, Arizona. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Santa Clara is located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations.  In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

As of June 30, 2011, Shutterfly had 38 patents issued, and had more than 20 patent applications pending in the United States. With the acquisition of Tiny Prints on April 25, 2011, Shutterfly acquired more than 20 Tiny Prints patent applications that were pending in the United States.   We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” ”Tiny Prints,” and “Wedding Paper Divas.” We hold applications and/or registrations for the Shutterfly, Tiny Prints and Wedding Paper Divas trademarks in our major markets of the United States and Canada as well as in the European Community.  We also hold applications and registrations for the Shutterfly mark in Mexico, Japan, China, Australia and New Zealand.  Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or Tiny Prints or one of our other marks. The Shutterfly and Tiny Prints brands are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brand and substantially harm our business and results of operations.

If we become involved in intellectual property litigation or other proceedings related to a determination of rights, we could incur substantial costs, expenses or liability, lose our exclusive rights or be required to stop certain of our business activities.

From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief to bar the manufacture and sale of our products and services in the United States or elsewhere. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. As competition in our market grows, the possibility of patent infringement claims against us or litigation we will initiate increases.

 For example, in 2009, we settled three patent infringement lawsuits against us.  In 2010, two more patent infringement lawsuits were filed against us, one of which is currently pending.  The other, filed by Express Card Systems, LLC on October 1, 2010, was recently dismissed.  On May 20, 2011, the court for the Eastern District of Texas, Tyler Division, granted Express Card Systems, LLC’s Stipulation of Joint Dismissal without Prejudice of all claims and counterclaims between Express Card and Shutterfly.  On December 10, 2010, Eastman Kodak Company (“Kodak”) filed a complaint for alleged patent infringement against Shutterfly in the District of Delaware.  On January 31, 2011, we filed a patent infringement complaint against Kodak and Kodak Imaging Network, Inc. in the United States District Court of Delaware.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101	The following materials from Shutterfly, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Satements of Operations, (iii) Condensed Consolidated Satements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.
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

SHUTTERFLY, INC.
(Registrant)

Dated: August 2, 2011	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2011	By:	/s/ Mark J. Rubash
Mark J. Rubash
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101	The following materials from Shutterfly, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Satements of Operations, (iii) Condensed Consolidated Satements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.z
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