Form 10-Q
period 2011-09-30
SHUTTERFLY INC
filed 2011-10-31
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2011
Common stock, $0.0001 par value per share	34,671,022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$68,710	$252,244
Accounts receivable, net	8,375	4,845
Inventories	3,027	3,580
Deferred tax asset, current portion	327	3,582
Prepaid expenses and other current assets	57,539	6,934
Total current assets	137,978	271,185
Property and equipment, net	53,103	39,726
Intangible assets, net	98,611	5,672
Goodwill	342,431	11,163
Deferred tax asset, net of current portion	-	11,314
Other assets	5,055	4,770
Total assets	$637,178	$343,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,652	$22,341
Accrued liabilities	23,864	38,831
Deferred revenue	11,459	9,731
Total current liabilities	45,975	70,903
Deferred tax liability	15,830	-
Other liabilities	5,383	3,320
Total liabilities	67,188	74,223
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 34,666 and 27,957 shares issued and outstanding on September 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	585,471	263,726
Accumulated earnings (deficit)	(15,484)	5,878
Total stockholders' equity	569,990	269,607
Total liabilities and stockholders' equity	$637,178	$343,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$76,523	$48,958	$209,516	$141,507
Cost of net revenues	41,647	24,906	111,074	70,663
Gross profit	34,876	24,052	98,442	70,844
Operating expenses:
Technology and development	18,106	11,602	48,190	36,248
Sales and marketing	25,252	11,500	64,447	32,968
General and administrative	14,210	8,927	43,023	27,348
Total operating expenses	57,568	32,029	155,660	96,564
Loss from operations	(22,692)	(7,977)	(57,218)	(25,720)
Interest expense	-	-	-	(42)
Interest and other income, net	5	26	25	462
Loss before income taxes	(22,687)	(7,951)	(57,193)	(25,300)
Benefit from income taxes	12,734	3,181	35,830	9,914
Net loss	$(9,953)	$(4,770)	$(21,363)	$(15,386)

Net loss per share - basic and diluted	$(0.29)	$(0.17)	$(0.66)	$(0.57)

Weighted-average shares outstanding - basic and diluted	34,576	27,292	32,136	26,827

Stock-based compensation is allocated as follows:
Cost of net revenues	$584	$120	$1,513	$380
Technology and development	2,353	759	6,019	2,316
Sales and marketing	3,259	870	8,776	2,938
General and administrative	3,626	2,117	10,848	6,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(21,363)	$(15,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,359	18,398
Amortization of intangible assets	8,167	1,892
Stock-based compensation, net of forfeitures	27,156	12,299
Gain on disposal of property and equipment	(155)	(243)
Deferred income taxes	(1,851)	(3,285)
Tax benefit from stock-based compensation	12,363	4,302
Excess tax benefits from stock-based compensation	(12,386)	(4,687)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,583)	3,027
Inventories	1,464	(459)
Prepaid expenses and other current assets	(48,978)	(14,362)
Other assets	(809)	1,977
Accounts payable	(15,993)	(4,935)
Accrued and other liabilities	(22,204)	(16,997)
Deferred revenue	1,222	567
Net cash used in operating activities	(59,591)	(17,892)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(134,036)	(150)
Purchases of property and equipment	(16,319)	(11,532)
Capitalization of software and website development costs	(7,877)	(4,608)
Proceeds from sale of equipment	326	216
Proceeds from the sale of auction rate securities	-	47,925
Net cash provided by (used in) investing activities	(157,906)	31,851
Cash flows from financing activities:
Principal payments of capital lease obligations	(6)	(7)
Proceeds from issuance of common stock upon exercise of stock options	21,583	9,061
Excess tax benefits from stock-based compensation	12,386	4,687
Net cash provided by financing activities	33,963	13,741
Net increase (decrease) in cash and cash equivalents	(183,534)	27,700
Cash and cash equivalents, beginning of period	252,244	132,812
Cash and cash equivalents, end of period	$68,710	$160,512

Supplemental schedule of non-cash investing activities
Net change in accrued purchases of property and equipment	$2,248	$741
Amount due from adjustment of net working capital from acquired business	505	-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial position as of the date of the interim balance sheets have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of December 31, 2010 and September 30, 2011.

The Company is subject to taxation in the United States, California and fourteen other jurisdictions in the United States.

Recent Accounting Pronouncements

 No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.

In September 2011, the Financial Accounting Standards Board issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2011 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2010	3,357	$15.33
Granted	75	44.70
Exercised	(813)	9.15
Forfeited, cancelled or expired	(12)	19.17
Balances, March 31, 2011	2,607	$18.09	6.4	$89,346
Granted	16	52.72
Exercised	(911)	11.83
Forfeited, cancelled or expired	(41)	18.72
Increase due to acquisition	1,345	5.35
Balances, June 30, 2011	3,016	$14.48	6.9	$129,502
Granted	68	51.88
Exercised	(217)	15.43
Forfeited, cancelled or expired	(51)	12.06
Balances, September 30, 2011	2,816	$15.36	6.7	$73,909
Options vested and expected to vest at September 30, 2011	2,660	$15.10	6.6	$70,374
Options vested at September 30, 2011	2,124	$13.39	6.1	$59,031

During the three months ended September 30, 2011, the Company granted options to purchase an aggregate of 68,000 shares of common stock with an estimated weighted-average grant-date fair value of $22.94 per share. The total intrinsic value of options exercised during the three months ended September 30, 2011, was $9,105,000.  Net cash proceeds from the exercise of stock options were $3,356,000 for the three months ended September 30, 2011.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and nine months ended September 30, 2011, the Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term.  In all prior periods, expected volatility also included historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Annual risk free rate of return	1.1%	1.5%	1.7%	2.1%
Expected volatility	54.7%	52.5%	51.5%	51.1%
Expected term (years)	4.3	4.5	4.4	4.5

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2011 and 2010, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three and nine months ended September 30, 2011, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2010	2,019	$15.76
Granted	723	45.13
Vested	(547)	13.62
Forfeited	(41)	23.16
Awarded and unvested, March 31, 2011	2,154	$26.02
Granted	98	53.39
Vested	(169)	15.50
Forfeited	(106)	25.22
Increase due to acquisition	64	55.36
Awarded and unvested, June 30, 2011	2,041	$29.17
Granted	116	52.06
Vested	(35)	19.37
Forfeited	(41)	31.63
Awarded and unvested, September 30, 2011	2,081	$30.53
Restricted stock units expected to vest, September 30, 2011	1,617

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the RSU grants for the nine months ended September 30, 2011, are 155,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance criteria are tied to the Company’s 2011 financial performance and the service criteria are consistent with vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At September 30, 2011, the Company had $63,042,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and settlement of RSUs.

A summary of the net loss per share for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss per share:
Numerator
Net loss	$(9,953)	$(4,770)	$(21,363)	$(15,386)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	34,576	27,292	32,136	26,827
Net loss per share — basic and diluted	$(0.29)	$(0.17)	$(0.66)	$(0.57)

 The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options and restricted stock units	4,939	5,724	5,620	6,049

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Fair Value Measurement

The following table represents the Company’s fair value hierarchy for its financial assets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Fair Value	Level 1
Cash equivalents:
Money market funds	$68,710	$68,710
Total financial assets	$68,710	$68,710

	December 31, 2010
	Fair Value	Level 1
Cash equivalents:
Money market funds	$211,385	$211,385
Total financial assets	$211,385	$211,385

As of September 30, 2011 and December 31, 2010, the Company held Level 1 financial assets which were all invested in money market funds, primarily in U.S. Treasury and U.S. agency securities.

Note 5 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2011	December 31, 2010
	(in thousands)
Intra-period tax asset	$46,343	$-
Prepaid service contracts – current portion	3,937	3,189
Prepaid income taxes	1,178	611
Other prepaid expenses and current assets	6,081	3,134
	$57,539	$6,934

Intra-period tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable, or become a component of deferred taxes on a full year basis.

Property and Equipment

	September 30, 2011	December 31, 2010
	(in thousands)
Computer and other equipment	$100,959	$87,531
Software	11,329	9,124
Leasehold improvements	9,274	7,133
Furniture and fixtures	3,718	3,006
Capitalized software and website development costs	33,566	25,173
	158,846	131,967
Less: accumulated depreciation and amortization	(105,743)	(92,241)
Net property and equipment	$53,103	$39,726

Depreciation and amortization expense totaled $5,572,000 and $5,718,000 for the three months ended September 30, 2011 and 2010, respectively.  Depreciation and amortization expense totaled $16,359,000 and $18,398,000 for the nine months ended September 30, 2011 and 2010, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	September 30, 2011	December 31, 2010
	(in thousands)
Accrued compensation	$5,642	$5,701
Accrued marketing expenses	4,838	11,766
Accrued production costs	3,726	8,551
Accrued income and sales taxes	3,034	7,342
Accrued consulting	1,215	1,750
Accrued other	5,409	3,721
	$23,864	$38,831

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

Legal Matters

On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against the Company and four other defendants in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:10-cv-514, in the U.S. District Court for the Eastern District of Texas, Tyler Division.  The complaint asserts infringement of U.S. Patent No. 5,751,590, which claims, among other things, a method related to processing images to define social expression cards in a computer database.  The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On December 27, 2010, the Company filed an answer and counterclaims against Express Card Systems.  On May 20, 2011, the court for the Eastern District of Texas, Tyler Division, granted Express Card Systems, LLC’s Stipulation of Joint Dismissal without Prejudice of all claims and counterclaims between Express Card and Shutterfly.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2011, Princeton Digital Image Corporation (“Princeton”) filed a complaint for alleged patent infringement against the Company and seven other defendants in Princeton Digital Image Corporation v. Facebook, Inc. et al., Civ. No. 2:2011cv00400, in the U.S. District Court for the Eastern District of Texas, Tyler Division.  The complaint asserts infringement of U.S. Patent No. 4,813,056, which claims, among other things, a method for encoding user’s images.  The Complaint asserts that the Company directly or indirectly infringes the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On September 12, 2011, Princeton filed a First Amended Complaint adding additional defendants.

On September 15, 2011, Select Retrieval, LLC (“Select Retrieval”) filed identical complaints for alleged patent infringement against Shutterfly and Tiny Prints as well as 32 other defendants in Select Retrieval, LLC. v. American Apparel, LLC et. al., Civ. No. 3:2011cv02158, in the USDC Southern District of California.  The complaint asserts infringement of U.S. Patent No. 6,128,617, which claims, among other things, a method allowing users to perform sequential searches using computer databases and/or the Internet.  The Complaint asserts that the Company directly or indirectly infringes the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.

The Company cannot predict the impact, if any, that any of the matters described above for the period ended September 30, 2011 may have on its business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, the Company cannot estimate the range of possible losses from them.

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

Note 7 — Acquisition

On April 25, 2011, the Company acquired Tiny Prints, Inc. (“Tiny Prints”), a privately-held ecommerce company.  Pursuant to the terms of the agreement, all of the outstanding shares of capital stock of Tiny Prints, together with vested and unvested Tiny Prints equity awards, were acquired by the Company for aggregate consideration comprised of (i) approximately $146.0 million in cash, and approximately 4.0 million shares of the Company’s common stock issuable in exchange for shares of Tiny Prints capital stock and (ii) Company equity awards for approximately 1.4 million shares of common stock in exchange for vested and unvested Tiny Prints’ equity awards assumed by the Company, in each case pursuant and subject to the terms of the Merger Agreement. The 5.4 million shares of Shutterfly common stock issuable pursuant to the agreement equal approximately 18.5% of the Company’s outstanding common stock as of March 30, 2011.

During the nine months ended September 30, 2011, the Company finalized the Net Working Capital, Net Cash, and Net Debt amounts resulting in a reduction of purchase price of approximately $1.3 million.  In accordance with the merger agreement, this amount will be repaid from the consideration held in escrow in the same proportion of cash and stock as was made in the initial escrow contribution.  As of September 30, 2011, the cash proceeds due from escrow have been accrued as a component of other current assets.

Purchase Price

The total purchase price, after adjusting for changes in Net Working Capital, Net Cash, and Net Debt, is as follows (in thousands):

Cash consideration	$146,040
Fair value of common stock issued	218,557
Fair value of vested stock awards assumed	41,766
Total fair value of consideration transferred	$406,363

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The purchase price of Tiny Prints is allocated as follows (in thousands):

	Amount	Estimated Useful Life (in years)

Total assets acquired	$19,235	N/A
Total liabilities assumed	(44,118)	N/A
Identifiable intangible assets:
Trade name	51,100	15
Customer base	33,300	7
Developed technology	12,500	4
Other	3,080	2-3
Goodwill	331,266	N/A
Total purchase price	$406,363

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

Goodwill of $331.3 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determined that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The following table presents the pro forma statements of operations obtained by combining the historical consolidated operations of the Company and Tiny Prints for the three and nine months ended September 30, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2011 and 2010, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro forma net revenues	$76,523	$62,144	$235,294	$182,113
Pro forma net loss	(9,953)	(7,235)	(24,322)	(18,339)
Pro forma basic and diluted net loss per share	$(0.29)	$(0.27)	$(0.76)	$(0.68)

      Included in net revenues for the three and nine months ended September 30, 2011 is $16.0 million and $30.7 million, respectively, of net revenues from sales of Tiny Prints products from the acquisition date of April 25, 2011 through September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS O.F OPERATIONS.

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

Prints

We also generate revenue from photo prints and the associated shipping revenue.  Photo prints consist of wallet, 4x6, 5x7, 8x10, and large format sizes.  Also included in print revenues are photocards, which are personalized silver halide photo prints with designed content, used for greeting card occasions ranging from holidays to birthday cards and thank you notes.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	100%	100%	100%	100%
Cost of net revenues	54%	51%	53%	50%
Gross profit	46%	49%	47%	50%
Operating expenses:
Technology and development	24%	24%	23%	26%
Sales and marketing	33%	23%	31%	23%
General and administrative	19%	18%	20%	19%
Loss from operations	(30)%	(16)%	(27)%	(18)%
Interest expense	0%	0%	0%	0%
Interest and other income, net	0%	0%	0%	0%
Loss before income taxes	(30)%	(16)%	(27)%	(18)%
Benefit from income taxes	17%	6%	17%	7%
Net loss	(13)%	(10)%	(10)%	(11)%

Comparison of the Three Month Periods Ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Net revenues
Personalized products and services	$56,528	$32,699	$23,829	73%
Prints	16,083	15,688	395	3
Commercial printing services	3,912	571	3,341	585
Total net revenues	76,523	48,958	27,565	56
Cost of net revenues	41,647	24,906	16,741	67
Gross profit	$34,876	$24,052	$10,824	45%
Percentage of net revenues	46%	49%	—	—

Net revenues increased $27.6 million, or 56%, for the three months ended September 30, 2011 as compared to the same period in 2010.  Revenue growth was attributable to increases in all revenue categories.   PPS revenues increased $23.8 million, or 73%, to $56.5 million in the three months ended September 30, 2011 compared to the same period in 2010. The increase in PPS is primarily a result of increased sales of photo books and greeting and stationery cards, including sales from our Tiny Prints and Wedding Paper Divas brands.   Print revenue increased $0.4 million, or 3%, to $16.1 million in the three months ended September 30, 2011 compared to the same period in 2010.  Print revenues from sales of 4x6 prints represented 12% of total net revenues for the three months ended September 30, 2011, versus 18% in the prior year.   In terms of product mix, PPS represented 74% and Prints represented 21% of revenue in the three months ended September 30, 2011.  This compares to 67% and 32% in the same period in 2010.    Revenue from our commercial print services increased $3.3 million, or 585%, to $3.9 million for the three months ended September 30, 2011, compared to the same period in 2010, and represented 5% of our total net revenues in the three months ended September 30, 2011.

For Shutterfly and Tiny Prints, net revenue increases were also the result of year-over-year increases in each of our key metrics: customers, orders, and average order value, as noted below:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Shutterfly	(in thousands, except AOV amounts)
Customers	1,440	1,246	194	16%
Orders	2,388	2,037	351	17%
Average order value (excluding commercial print revenues)	$23.71	$23.75	$(0.04)	0%

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Tiny Prints	(in thousands, except AOV amounts)
Customers	144	136	8	6%
Orders	189	168	21	12%
Average order value (excluding one-to-one greeting cards)	$103.82	$89.33	$14.49	16%

Cost of net revenues increased $16.7 million, or 67%, for the three months ended September 30, 2011 as compared to the same period in 2010. As a percentage of net revenues, cost of net revenues increased to 54% in 2011 from 51% in 2010, which decreased gross margin to 46% in the three months ended September 30, 2011 from 49% in the same period in 2010. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, increased headcount and greater third-party fulfillment costs associated with Tiny Prints products. These costs were partially offset by favorable improvements from product mix.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Technology and development	$18,106	$11,602	$6,504	56%
Percentage of net revenues	24%	24%	-	-
Sales and marketing	$25,252	$11,500	$13,752	120%
Percentage of net revenues	33%	23%	-	-
General and administrative	$14,210	$8,927	$5,283	59%
Percentage of net revenues	19%	18%	-	-

Our technology and development expense increased $6.5 million, or 56%, for the three months ended September 30, 2011, as compared to the same period in 2010. As a percentage of net revenues, technology and development expense remained flat at 24%. The increase in technology and development expense was primarily due to an increase of $3.4 million related to personnel and related costs for employees, $1.7 million of stock-based compensation, $0.8 million related to professional and outside services consultants involved with website development and website infrastructure support teams and $0.7 million related to facilities costs.

At September 30, 2011, headcount in technology and development increased by 59% compared to September 30, 2010 reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency.  In addition, the increase in headcount is also the result of the completion of the Tiny Prints acquisition during the year. In the three months ended September 30, 2011, we capitalized $2.4 million in eligible salary and consultant costs, including $0.1 million of stock based compensation, associated with software developed or obtained for internal use, compared to $2.4 million, which included $0.1 million of stock based compensation capitalized in the three months ended September 30, 2010.

Our sales and marketing expense increased $13.8 million, or 120%, in the three months ended September 30, 2011 compared to the same period in 2010.  As a percentage of net revenues, total sales and marketing expense increased to 33% in the three months ended September 30, 2011 from 23% in the three months ended September 30, 2010. The increase in sales and marketing expense was primarily due to an increase of $5.7 million related to expanded online marketing and partner marketing campaigns, as well as an increase of $2.5 million for depreciation, $2.4 million in stock-based compensation, and $0.3 million in professional fees.  Personnel and related costs increased $2.8 million due to the additional headcount from our acquisition of Tiny Prints as well as the expansion of our existing marketing team.

Our general and administrative expense increased $5.3 million, or 59%, in the three months ended September 30, 2011 as compared to the same period in 2010.  As a percentage of net revenues, total general and administrative expense increased slightly to 19% in the three months ended September 30, 2011 from 18% in the three months ended September 30, 2010. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $1.7 million as a result of increased headcount, an increase in stock-based compensation of $1.5 million, $0.6 million in professional fees, and $0.4 million related to facility costs.  In the three months ended September 30, 2011, we also incurred an increase in credit card fees of $0.6 million which was driven by the increase in consumer product revenue as compared to the same period in 2010.

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)
Interest expense	$-	$-	$-
Interest and other income, net	$5	$26	$(21)

  Interest and other income, net decreased by $21,000 for the three months ended September 30, 2011 as compared to the same period in 2010.

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Income tax benefit	$12,734	$3,181
Effective tax rate	56%	40%

The benefit for income taxes was $12.7 million for the three months ended September 30, 2011, compared to a benefit of $3.2 million for the three months ended September 30, 2010.  Our effective tax rate was 56% in the three months ended September 30, 2011, compared to 40% in the same period in 2010, primarily reflecting non-deductible stock-based compensation and transaction expenses, offset by tax benefits resulting from disqualifying dispositions of employee incentive stock options during the period plus additional benefits related to research and development tax credits from prior year.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Loss before income taxes	$(22,687)	$(7,951)	$(14,736)	185%
Net loss	$(9,953)	$(4,770)	$(5,183)	109%
Percentage of net revenues	(13)%	(10)%	—	—

 Net loss increased by $5.2 million for the three months ended September 30, 2011 as compared to the same period in 2010. As a percentage of net revenue, net loss was 13% and 10% for the three months ended September 30, 2011 and September 30, 2010, respectively.

Comparison of the Nine Month Period Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Net revenues
Personalized products and services	$155,858	$94,870	$60,988	64%
Prints	44,727	43,795	932	2
Commercial printing services	8,931	2,842	6,089	214
Total net revenues	209,516	141,507	68,009	48
Cost of net revenues	111,074	70,663	40,411	57
Gross profit	$98,442	$70,844	$27,598	39%
Percentage of net revenues	47%	50%	—	—

Net revenues increased $68.0 million, or 48%, for the nine months ended September 30, 2011 as compared to the same period in 2010.  Revenue growth was attributable to increases in all revenue categories.   PPS revenues increased $61.0 million, or 64%, to $155.9 million in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in PPS is primarily a result of increased sales of photo books and greeting and stationery cards, including sales from our Tiny Prints and Wedding Paper Divas brands. Print revenue increased $0.9 million, or 2%, to $44.7 million in the nine months ended September 30, 2011 compared to the same period in 2010.  The overall increase in print revenue was primarily due to an increase in large format prints offset by a decrease in 4x6 print revenue, which represented 11% of total net revenues versus 17% in the prior year.   In terms of product mix, PPS represented 75% and Prints represented 21% of revenue in the three months ended September 30, 2011.  This compares to 67% and 32% in the same period in 2010.    Revenue from our commercial print services increased $6.1 million, or 214%, to $8.9 million for the nine months ended September 30, 2011, compared to the same period in 2010, and represented 4% of our total net revenues in the nine months ended September 30, 2011.

Cost of net revenues increased $40.4 million, or 57%, for the nine months ended September 30, 2011 as compared to the same period in 2010. As a percentage of net revenues, cost of net revenues increased slightly to 53% in 2011 from 50% in 2010, which decreased gross margin to 47% in the nine months ended September 30, 2011 from 50% in the same period in 2010. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and increased headcount, as well as additional third party fulfillment costs associated with Tiny Prints products. These costs were partially offset by favorable improvements from product mix.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Technology and development	$48,190	$36,248	$11,942	33%
Percentage of net revenues	23%	26%	-	-
Sales and marketing	$64,447	$32,968	$31,479	95%
Percentage of net revenues	31%	23%	-	-
General and administrative	$43,023	$27,348	$15,675	57%
Percentage of net revenues	20%	19%	-	-

Our technology and development expense increased $11.9 million, or 33%, for the nine months ended September 30, 2011, as compared to the same period in 2010. As a percentage of net revenues, technology and development expense decreased to 23% for the nine months ended September 30, 2011 from 26% for the same period in 2010. The increase in technology and development expense was primarily due to an increase of $7.3 million related to personnel and related costs for employees, $3.8 million of stock-based compensation, an increase of $3.1 million related to professional and outside services consultants involved with website development and website infrastructure support teams, and $1.6 million related to facilities costs.  These factors were partially offset by a decrease in depreciation expense of $1.7 million and higher website development costs capitalized in the current period compared to the same period in the prior year.

In the nine months ended September 30, 2011, we capitalized $7.1 million in eligible salary and consultant costs, including $0.3 million of stock based compensation, associated with software developed or obtained for internal use, compared to $4.6 million, which included $0.2 million of stock based compensation capitalized in the nine months ended September 30, 2010.  We expect this trend to continue in 2011, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $31.5 million, or 95%, in the nine months ended September 30, 2011 compared to the same period in 2010.  As a percentage of net revenues, total sales and marketing expense increased to 31% from 23%. The increase in sales and marketing expense was primarily due to an increase of $14.1 million related to expanded online marketing and partner marketing campaigns.  The increase is also attributable to an increase of $6.2 million in personnel and related costs associated with our acquisition of Tiny Prints as well as the expansion of our internal marketing team, an increase of $5.8 million in stock based compensation, $4.6 million in depreciation and $0.7 million for professional fees.

Our general and administrative expense increased $15.7 million, or 57%, in the nine months ended September 30, 2011 as compared to the same period in 2010.  As a percentage of net revenues, total general and administrative expense increased to 20% in the nine months ended September 30, 2011 from 19% for the comparable period in 2010. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $4.7 million as a result of increased headcount, $4.2 million in stock-based compensation, $2.0 million in professional fees, and $0.8 million for facility costs.  In the nine months ended September 30, 2011, we also incurred an increase in credit card fees of $1.7 million, which was driven by the increase in consumer product revenue as compared to the same period in 2010.  During the nine months ended September 30, 2010, we received the final installment from a cross-licensing agreement, while in the current period we received no installments. These payments were recognized as reductions of general and administrative expense.

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)
Interest expense	$-	$(42)	$(42)
Interest and other income, net	$25	$462	$(437)

Interest expense decreased in the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to the expiration of our $20.0 million line of credit facility with Silicon Valley Bank on June 23, 2010, which we did not renew.

Interest and other income, net decreased by $0.4 million for the nine months ended September 30, 2011 compared to the same period in 2010. The decrease was primarily due to the liquidation of our ARS investments on July 1, 2010, which yielded higher returns and were subsequently invested in Treasury securities, which yielded lower returns.

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Income tax benefit	$35,830	$9,914
Effective tax rate	63%	39%

The benefit for income taxes was $35.8 million for the nine months ended September 30, 2011, compared to a benefit of $9.9 million for the nine months ended September 30, 2010.  Our effective tax rate was 63% in the nine months ended September 30, 2011, compared to 39% in the same period in 2010, primarily reflecting non-deductible stock-based compensation and transaction expenses, offset by tax benefits resulting from disqualifying dispositions of employee incentive stock options during the period plus additional benefits related to research and development tax credits from prior year.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Loss before income taxes	$(57,193)	$(25,300)	$(31,893)	126%
Net loss	$(21,363)	$(15,386)	$(5,977)	39%
Percentage of net revenues	(10)%	(11)%	—	—

Net loss increased by $6.0 million for the nine months ended September 30, 2011 as compared to the same period in 2010. As a percentage of net revenue, net loss was 10% and 11% for the nine months ended September 30, 2011 and September 30, 2010, respectively.

 Liquidity and Capital Resources

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$16,319	$11,532
Capitalization of software and website development costs	7,877	4,608
Depreciation and amortization	24,526	20,290
Cash flows used in operating activities	(59,591)	(17,892)
Cash flows provided by (used in) investing activities	(157,906)	31,851
Cash flows provided by financing activities	33,963	13,741

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, expansion plans, and technology development projects for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to obtain additional debt or equity financing. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

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

The following table shows total capital expenditures by category for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Technology equipment and software	$10,277	$9,481
Percentage of total capital expenditures	39%	56%
Manufacturing equipment and building improvements	8,290	2,792
Percentage of total capital expenditures	31%	17%
Capitalized technology and development costs	7,877	4,608
Percentage of total capital expenditures	30%	27%
Total Capital Expenditures	$26,444	$16,881
Total Capital Expenditures percentage of net revenues	13%	12%

During the nine months ended September 30, 2011, as we continued to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency, the percentage of total capital expenditures associated with website and product development has increased to 30% in the nine months ended September 30, 2011 from 27% in the comparable period in 2010.

Also in the nine months ended September 30, 2011, we incurred approximately $2.1 million in capital expenditures associated with building improvements to our headquarters facility that are reimbursable under our current lease. As of September 30, 2011, a portion of these leasehold improvements have been reimbursed and we expect the remainder to be reimbursed by December 31, 2011. Reimbursements under this provision have been recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.

Operating Activities. For the nine months ended September 30, 2011, net cash used in operating activities was $59.6 million, primarily due to our net loss of $21.4 million and the net change in operating assets and liabilities of $87.9 million.  Net cash used in operating activities was adjusted for non-cash items including $16.4 million of depreciation and amortization expense and $27.2 million of stock-based compensation. Another non-cash item included in operating activities is $8.2 million of amortization of intangible assets which includes $0.6 million of amortization of prepaid royalties associated with intellectual property licenses that were entered into since 2009.

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

Investing Activities. For the nine months ended September 30, 2011, net cash used in investing activities was $157.9 million.  We used $134.0 million in the acquisition of Tiny Prints net of cash acquired, $16.3 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $7.9 million of capitalized software and website development.

For the nine months ended September 30, 2010, net cash provided by investing activities was $31.9 million.  We used $11.5 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $4.6 million of capitalized software and website development.  The use of cash was offset by cash provided from the liquidation of $47.9 million (at par value) of our ARS investments that were either called by various issuers at par or as a result of exercising a Right from UBS entitling us to sell at par value ARS investment previously purchased from UBS.

Financing Activities. For the nine months ended September 30, 2011, net cash provided by financing activities was $34.0 million, primarily from $21.6 million of proceeds from issuance of common stock from the exercise of options and $12.4 million from excess tax benefits from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$76,523	$48,958	$209,516	$141,507

Non-GAAP Adjusted EBITDA	$(3,336)	$2,210	$(5,536)	$6,869
EBITDA % of Net revenues	(4)%	5%	(3)%	5%

Free cash flow	$(15,479)	$(3,078)	$(31,980)	$(10,012)
Free cash flow % of Net revenues	(20)%	(6)%	(15)%	(7)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business.  For the three and nine months ended September 30, 2011, our adjusted EBITDA was ($3.3) million and ($5.5) million, respectively, as compared to $2.2 million and $6.9 million in the same periods in 2010.

During the nine months ended September 30, 2011 and 2010, we experienced negative free cash flows of $32.0 million and $10.0 million, respectively. However, during the fiscal year, we take steps designed to preserve the opportunity to achieve full year positive free cash flows.  For example, on an annual basis, our capital expenditures have decreased each year from 2008 to 2010, as we continue to make strategic capital investments to support our overall growth as a business, improve efficiencies in our production and satisfy our customer needs while improving our cost imperatives.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow for discretionary expenditures.  For example, free cash flow does not incorporate payments made on capital lease obligations.  Therefore, we believe that it is important to view free cash flow as a complement to our reported consolidated financial statements.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(9,953)	$(4,770)	$(21,363)	$(15,386)
Add back:
Interest expense	-	-	-	42
Interest and other income, net	(5)	(26)	(25)	(462)
Tax benefit	(12,734)	(3,181)	(35,830)	(9,914)
Depreciation and amortization	9,534	6,321	24,526	20,290
Stock-based compensation expense	9,822	3,866	27,156	12,299
Non-GAAP Adjusted EBITDA	$(3,336)	$2,210	$(5,536)	$6,869

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net cash (used in) provided by operating activities	$(1,577)	$5,271	$(59,591)	$(17,892)
Add back:
Interest expense	-	-	-	42
Interest and other income, net	(5)	(26)	(25)	(462)
Tax benefit	(12,734)	(3,181)	(35,830)	(9,914)
Changes in operating assets and liabilities	8,962	(2)	87,881	31,182
Other adjustments	2,018	148	2,029	3,913
Non-GAAP Adjusted EBITDA	(3,336)	2,210	(5,536)	6,869
Less:
Purchases of property and equipment, including accrued amounts	(9,310)	(2,729)	(18,567)	(12,273)
Capitalized technology & development costs	(2,833)	(2,559)	(7,877)	(4,608)
Free cash flow	$(15,479)	$(3,078)	$(31,980)	$(10,012)

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for our interim and annual periods beginning January 1, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL P ROCEEDINGS

On October 1, 2010, Express Card Systems, LLC filed a complaint for alleged patent infringement against us and four other defendants in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:10-cv-514, in the U.S. District Court for the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patent No. 5,751,590, which claims, among other things, a method related to processing images to define social expression cards in a computer database.  The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On December 27, 2010, we filed an answer and counterclaims against Express Card Systems. On May 20, 2011, the court for the Eastern District of Texas, Tyler Division, granted Express Card Systems, LLC’s Stipulation of Joint Dismissal without Prejudice of all claims and counterclaims between Express Card and us.

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

On September 10, 2011, Princeton Digital Image Corporation (“Princeton”) filed a complaint for alleged patent infringement against us and seven other defendants in Princeton Digital Image Corporation v. Facebook, Inc. et al., Civ. No. 2:2011cv00400, in the U.S. District Court for the Eastern District of Texas, Tyler Division.  The complaint asserts infringement of U.S. Patent No. 4,813,056, which claims, among other things, a method for encoding user’s images.  The Complaint asserts that we directly or indirectly infringe the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.  On September 12, 2011, Princeton filed a First Amended Complaint adding additional defendants.

On September 15, 2011, Select Retrieval, LLC (“Select Retrieval”) filed identical complaints for alleged patent infringement against us as well as 32 other defendants in Select Retrieval, LLC. v. American Apparel, LLC et. al., Civ. No. 3:2011cv02158, in the USDC Southern District of California.  The complaint asserts infringement of U.S. Patent No. 6,128,617, which claims, among other things, a method allowing users to perform sequential searches using computer databases and/or the Internet.  The Complaint asserts that we directly or indirectly infringe the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.

We cannot predict the impact, if any, that any of the matters described above for the period ended September 30, 2011 may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, we cannot estimate the range of possible losses from them.

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

●	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr and Photobucket;

●	Self-publishing companies and services such as Lulu, CafePress, Amazon's CreateSpace and Zazzle; and

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets.

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

As of September 30, 2011, Shutterfly had 40 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brand and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” and “Wedding Paper Divas.” We hold applications and/or registrations for the Shutterfly, Tiny Prints and Wedding Paper Divas trademarks in our major markets of the United States and Canada as well as in the European Community.  We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand.  Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or Tiny Prints or one of our other marks. The Shutterfly and Tiny Prints brands are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brand and substantially harm our business and results of operations.

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

For example, in September of 2011, two patent infringement lawsuits were filed against us by Select Retrieval LLC in the U.S. District Court for the Southern District of California and by Princeton Digital Image Corporation in the U.S. District Court for the Eastern District of Texas, Tyler Division.   In 2010, two more patent infringement lawsuits were filed against us, one of which -- Express Card Systems, LLC -- was dismissed without prejudice of all claims and the other of which, filed by Eastman Kodak Company (“Kodak”), is still pending.  Also still pending is the patent infringement complaint against Kodak and Kodak Imaging Network, Inc., which we filed in the United States District Court of Delaware.  In 2009, we settled three other patent infringement lawsuits against us.

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
101
The following materials from Shutterfly, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SHUTTERFLY, INC.
(Registrant)

Dated: October 28, 2011	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 28, 2011	By:	/s/ Mark J. Rubash
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
101
The following materials from Shutterfly, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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