Form 10-K
period 2011-12-31
SHUTTERFLY INC
filed 2012-02-13
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price or our Common Stock on June 30, 2011 as reported on the NASDAQ Global Market was $1,976,029,142.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2012
Common stock, $0.0001 par value per share	34,863,594 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Proxy Statement relating to the 2012 Annual Meeting of the Stockholders to be held on May 23, 2012 (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

On April 25, 2011, we acquired Tiny Prints, Inc. a privately-held company based in Sunnyvale, California that operates two growing ecommerce brands primarily offering stylish cards, invitations and personalized stationery. Through this acquisition, we now offer multiple premium brands including shutterfly.com, tinyprints.com and weddingpaperdivas.com and believe the acquisition will accelerate growth in our cards and stationery offering and provide the opportunity for significant synergies through vertical integration.

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

Our high-quality products and services and the compelling online experience we create for our customers, combined with our focus on continuous innovation, have allowed us to establish premium brands. We realize the benefits of premium brands through high customer loyalty, low customer acquisition costs and premium pricing.

Our customers are a central part of our business model. They generate most of the content on our service by uploading their photos and storing their memories. In addition, they share their photos electronically with their friends and families, extending and endorsing our brands and creating a sense of community. Finally, by giving Shutterfly-branded products to colleagues, friends and loved ones throughout the year, customers reinforce the Shutterfly brands. Through these various activities, our customers create a viral network of new users and customers.

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

Business and Marketing Strategy

We drive business and marketing strategies within three key categories: Personalized Products and Services (“PPS”), Prints, and Commercial Print Services. To support our business strategies within these categories, we use a variety of integrated marketing programs, including advertising, direct marketing technologies and strategic alliances. These methods include direct marketing over the Internet, e-mail marketing to prospects and existing customers, search engine marketing, and traditional direct marketing mailings such as postcards and seasonal catalogs. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brands on the products and packaging provides ongoing viral advertising. We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines.

In addition, to support our commercial print initiative, we have hired a small sales force to engage with marketing fulfillment organizations and advertisers for commercial print services.

The following paragraphs summarize our business strategies within these three categories:

Personalized Products and Services

Personalized products and services ("PPS") are comprised of our photo book products, greeting cards and stationery, calendars, and other photo-based merchandise. Net revenues from sales of Tiny Prints products are included in PPS. In addition, PPS also includes revenues from advertising and sponsorship activities and referral fees. Our referral fee program was discontinued effective March 31, 2010, and no referral fee revenue has been recorded subsequent to that date. We also provide website services which include our share platform called Share Sites, developed from our 2008 acquisition of Nexo Systems, Inc. PPS as a percentage of total net revenue was 79% in 2011, 71% in 2010 and 66% in 2009. Within this category, we seek to drive the following strategies:

•	Enhance product and services offerings.

We have focused substantive efforts to improve the products and services we offer in our PPS category. For example, in 2011, we launched the all new Custom Path photo book creation experience allowing customers creative control while providing guidance to tell their story just the way they want. In 2010, we enabled users to access photos from new sources including: Facebook, Picasa, Share Sites and directly from personal computers, which lowers the barriers to creation of photo books. During 2009, we launched the Simple Path feature which instantly creates photo books in all sizes and formats, making it easier and faster for customers to create their photo books. In cards and stationery, we have introduced a wide range of premium designer greeting cards and stationery for many occasions, including holidays, baby announcements, birthdays, and weddings. And in 2011, with the acquisition of Tiny Prints, we added a larger variety of greeting cards and stationery. We continue to expand and enhance our Share Sites which allow users to easily create custom, personalized, private web sites for sharing with friends, family and community groups. We launched new templates, themes, and functionality for our Share Sites designed to support new parents, brides, teachers, and coaches. In 2010 we partnered with the American Youth Soccer Organization ("AYSO") to create Share Sites available to support over 50,000 soccer teams across the country. We also offer the ability to upload, store, and share a limited number of video clips for free and a video subscription service that provides unlimited video storage, larger file sizes, and HD-quality video playback.

•	Expand our customer base.

We intend to leverage our PPS offerings, and to promote the Shutterfly brands through word-of-mouth referrals from existing customers, print advertising, catalogs, online advertising, search engine marketing, and complementary alliances with other companies. In 2010 and 2011, we partnered with various companies to offer multiple nationwide flash promotions to those companies’ members. We also partnered with Best Buy to promote Shutterfly products when customers purchase a qualifying digital camera or camcorder in store. In 2011, we ran a limited, direct response television campaign targeting new customers from our core demographic on various cable channels. We leverage our Share Sites platform to drive increased awareness of our brands and our product offerings, as well as increase the engagement of existing customers. In addition, we have expanded our presence across social networks by enabling customers to post their photo books onto a variety of social networking and blogging websites such as Facebook, MySpace, Twitter, and Blogger and by updating our iPhone application to allow customers to upload, view and share their photos more easily on-the-go.

•	Increase sales to existing customers.

We intend to increase repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different holidays and life events and increasing our cross-selling and up-selling activities. In 2011, we introduced a variety of new photo gifts for our seasonally important fourth quarter, including photo blankets, travel mugs, and new home décor items, such as acrylic prints. In 2010, we introduced new calendar designs and form factors and introduced our home décor collection. We have specifically focused on features that make it easier for customers to personalize products, such as the launch of Simple Path and Custom Path, and offerings that provide new and different occasions to engage with Shutterfly, such as our expanded set of cards and stationery designs. Also, through our acquisition of Tiny Prints, we began initial efforts to cross sell Shutterfly brand products like photo books and calendars on the Tiny Prints brand sites.

•	Develop new lines of business and strategic relationships with complementary businesses.

We continue to focus our efforts to expand our advertising and sponsorship line of business within the PPS category. Our loyal customer base has depth in many key demographics, and we seek to continue to monetize that base in a way that is consistent with our premium brands. In addition, we develop strategic relationships with complementary businesses, such as our relationship with Target, Inc, which provides an alternate sales channel for our products. In 2010, we expanded our print-to-retail relationships and customers can now pick up 4x6 prints at their local CVS/pharmacy and Walgreens store. This and other strategic relationships also drive direct customer trial and acquisition, co-marketing opportunities, and opportunities to display the Shutterfly brands to new audiences.

Prints

Our Prints offerings include 4x6 prints, as well as other print sizes ranging from wallet sized to jumbo-sized 20x30 enlargements. Also included in print revenue are photocards, which are personalized silver halide photo prints with designed content, used for greeting card occasions ranging from holidays to birthday cards and thank you notes. During the last three years, our Prints revenues as a percentage of total revenues have declined to 18% in 2011, from 27% in 2010, and 33% in 2009. Despite this overall decrease, we continue to utilize our Prints category to drive new and continued engagement with the Shutterfly brand, and we continue to innovate in this category.

Commercial Print Services

In order to use available manufacturing capacity during low volume periods and to leverage our large installed base of digital presses, we provide commercial print services primarily to the direct marketing industry. Our commercial print revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats. We continue to focus our efforts in expanding our presence in this market. For example, in November 2010, we acquired certain assets and liabilities of WMSG, Inc. to enable a complete solution for variable digital print marketers and other print-on-demand opportunities. Our commercial print revenue as a percentage of total net revenue was 3% in 2011, 2% in 2010 and 1% in 2009.

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

Website system. We have designed our website systems to be highly available, secure and cost-effective. We can scale to increasing numbers of customers by adding relatively inexpensive industry-standard computers and servers. We have a strong commitment to our privacy policy, and we utilize technologies such as firewalls, encryption technology for secure transmission of personal information between customers’ computers and our website system and intrusion detection systems.

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

Competition

The market for digital photography products and services is large, evolving and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

●
Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, American Greetings’ Webshots brand, Kodak EasyShare Gallery, Vistaprint, SmugMug, SeeHere and many others;

●
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Drug stores such as Walgreens, CVS/pharmacy and others that offer in-store pick-up from their photo website internet orders;

●	Self-publishing companies and services such as Lulu, CafePress and Zazzle;

●
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Picaboo, Blurb, MyPublisher, Mixbook, MOO, Smilebox, Creative Memories and Inkubook;

●	Photo-related software companies such as Apple, Microsoft, Corel and FotoFlexer;

●	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

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

As of December 31, 2011, we had 45 issued patents, which expire at various dates between 2019 and 2029, and more than 40 patent applications pending in the United States. Our issued patents and patent applications relate generally to the user interface for our website, our computer network infrastructure and software, personalized photo-related products and automated workflow and digital printing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brands are “Shutterfly,” “Tiny Prints,” and “Wedding Paper Divas.” We hold applications and/or registrations for the Shutterfly, Tiny Prints and Wedding Paper Divas service mark in our major markets of the United States and Canada, as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. We own the domains Shutterfly, TinyPrints and WeddingPaperDivas.com among others. Other marks that we use and for which we have applications on file or have obtained registrations in the United States include “Treat,” “Life Happens. Share It,” “Tell Your Story,” “Storyboard,” “Picture the Possibilities,” “Smart Autofill,” “Photoworks,” “Shutterfly Studio,” “Your Pictures and More,” “Nexo,” “VividPics,” ”Where Your Pictures Live,” “Picture More,” “Shutterfly Collections,” “Make One Like This,”“Tell Your Story,” and “Shutterfly Express.”

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

Employees

As of December 31, 2011, we had 956 full time employees. Below is a summary of employees by function:

	2011	2010	2009
Cost of revenue	422	293	243
Technology and development	264	168	148
Sales and marketing	166	79	73
General and administrative	104	71	55
Total	956	611	519

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2011, we used approximately 1,271 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our 2011 net revenues in the fourth quarter of 2011, and the net income that we generated during the fourth quarter of 2011 was necessary for us to achieve profitability on an annual basis. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. For the last three years ended December 31, 2011, 2010, and 2009, our capital expenditures were approximately 7% of net revenues. We anticipate that total 2012 capital expenditures will range from 7.0% to 7.5% of 2012 net revenues. Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, we face significant production risks at peak holiday seasons, including the risks of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2011 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production facilities could harm our operations.

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

If the economic recovery continues to be slow, or if the economy experiences a prolonged period of decelerating growth, our results of operations may be further harmed.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure, specifically for 4x6 prints, in order to remain competitive. Most of our other products, including photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. And during the fourth quarter of 2011, many of these competitors discounted those products at an unprecedented level. As a result, we also changed our discounting strategy which impacted our acquisition of new customers, average order value, net revenues, gross margin, and our EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, shipping revenue for the Shutterfly branded site represented approximately 15%, 14% and 14% of our net revenues in 2011, 2010 and 2009 respectively. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

●
Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, American Greetings’ Webshots brand, Kodak EasyShare Gallery, Vistaprint, SmugMug, SeeHere and many others;

●
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Drug stores such as Walgreens, CVS/pharmacy and others that offer in-store pick-up from their photo website internet orders;

●	Self-publishing companies and services such as Lulu, CafePress and Zazzle;

●
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Picaboo, Blurb, MyPublisher, Mixbook, MOO, Smilebox, Creative Memories and Inkubook;

●	Photo-related software companies such as Apple, Microsoft, Corel and FotoFlexer;

●	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

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

We face many risks, uncertainties, expenses and difficulties relating to increasing our market share and growing our business.

To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

●	maintain and increase the size of our customer base;

●	maintain and enhance our brands;

●	enhance and expand our products and services;

●	maintain and grow our website and customer operations;

●	successfully execute our business and marketing strategy;

●	continue to develop and upgrade our technology and information processing systems;

●	continue to enhance our service to meet the needs of a changing market;

●	provide superior customer service;

●	respond to competitive developments; and

●	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these requirements, which could cause our business to suffer. Accomplishing one or more of these requirements might be very expensive, which could harm our financial results.

If we are not able to reliably meet our data storage and management requirements, customer satisfaction and our reputation could be harmed.

As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds our expectations, our results of operations would be harmed. For example, after massive flooding shut down major hard disk drive production sites in Thailand, our ability to timely acquire data storage products was adversely affected.

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

Interruptions to our website, information technology systems, print production processes or customer service operations could damage our reputation and brands and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our website, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our website or reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brands and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our website during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter.

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

If we are unable to manage future expansion, we may not be able to implement improvements to our controls, policies and systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to provide a high-quality customer experience could be compromised, which would damage our reputation and brands and substantially harm our business and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. For example, in January 2012, our chief financial officer announced his intention to resign effective February 24, 2012. A lack of management continuity could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, we must successfully integrate our new chief financial officer and changes in this and other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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

Our ability to provide a high-quality customer experience also depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers and third-party Internet and communication infrastructure providers. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service, United Parcel Service and FedEx, to deliver our products to customers. Strikes, furloughs, reduced operations or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our products are also subject to damage during delivery and handling by our third-party shippers. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop trusted brands. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

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

We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4x6 prints. In March 2010, we renewed our supply agreement with Fuji which expires in March 2013. If that agreement is not renewed before it expires in March 2013, or if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brands and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent a substantial portion of the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

We currently outsource some of our customer service activities and our production of photo-based products to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

We currently outsource some of our customer service activities and the production of some of our print and photo-based products to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brands and harm our business and results of operations.

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

As of December 31, 2011, Shutterfly had 45 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” and “Wedding Paper Divas.” We hold applications and/or registrations for the Shutterfly, Tiny Prints and Wedding Paper Divas trademarks in our major markets of the United States and Canada as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or Tiny Prints or one of our other marks. The Shutterfly and Tiny Prints brands are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brands and substantially harm our business and results of operations.

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

For example, in September of 2011, two patent infringement lawsuits were filed against us. The one filed against us by Select Retrieval LLC was dismissed with prejudice and the other filed by Princeton Digital Image Corporation in the U.S. District Court for the Eastern District of Texas, Tyler Division is still pending. In 2010, two more patent infringement lawsuits were filed against us, one of which -- Express Card Systems, LLC -- was dismissed without prejudice of all claims and the other of which, filed by Eastman Kodak Company (“Kodak”), is still pending. The case, which we filed in the United States District Court of Delaware against Kodak and Kodak Imaging Network, Inc., was automatically stayed upon Kodak's filing of a Chapter 11 petition. In 2009, we settled three other patent infringement lawsuits against us.

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

We may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. The resolution of such legal proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. For example, we were a party to an Assurance of Discontinuance entered into on September 13, 2010 with the New York Attorney General's office, which related to our business activities in New York regarding discount programs offered by Webloyalty, Inc., one of our former business partners. Given the visibility of our brands, we may regularly be involved in legal proceedings, government investigations or audits that could adversely affect our business and financial performance.

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

Any failure by us to protect the confidential information of our customers and networks against security breaches and the risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, a majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their e-mail address. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

In addition, contractors that we hire as well as other employees have access to confidential information, including credit card data. Although we take steps to limit this access, this data could be compromised by these contractors or other employee personnel. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to adequately control fraudulent credit card transactions and use of confidential information could damage our reputation and brands and substantially harm our business and results of operations.

The inability to acquire or maintain domain names for our website could substantially harm our business and results of operations.

We currently are the registrant of the Internet domain name for our websites, Shutterfly.com, TinyPrints.com and WeddingPaperDivas.com as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved an expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly, TinyPrints or WeddingPaperDivas in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

In 2011, in conjunction with our acquisition of Tiny Prints, we assumed the remaining term of a lease in Sunnyvale, California for office space totaling approximately 37,500 square feet. This lease will expire in 2014, and we have an option to extend the lease for one additional period of one year. We also assumed a lease in Tempe, Arizona which is approximately 25,400 square feet of office space used primarily for customer service. This lease will expire in 2014, and we have an option to extend the lease for one additional period of five years.

In 2010, we renewed the lease for our corporate headquarters in Redwood City, California in two buildings totaling approximately 100,000 square feet. This lease will expire in 2017, and we have an option to extend the lease for two additional periods of three years each. The lease provides for a $2.1 million tenant improvement reimbursement allowance which was fully utilized as of December 31, 2011.

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

 On December 10, 2010, Eastman Kodak Company (“Kodak”) filed a complaint for alleged patent infringement against us in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claim among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints. The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On February 3, 2011, we filed an answer and counterclaims against Kodak. On November 16, 2011, Kodak filed its First Amended Complaint adding Tiny Prints, Inc. as a defendant. On December 13, 2011, we filed our answer and counterclaims against Kodak. A trial date is currently set for on or around October 21, 2013.  In light of the provisions of federal bankruptcy law, we have requested that the court stay the entirety of Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR.  We believe the suit is without merit and will defend ourselves vigorously.

On January 31, 2011, we filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patents Nos. 6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product. The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief. On March 24, 2011, Kodak filed an answer and counterclaims against us. On November 16, 2011, we filed our First Amended Complaint to include U.S. Patent No. 7,243,079. On the same day, November 16, 2011, Kodak filed its answer. Upon Kodak’s filing of a Chapter 11 petition on January 19, 2012, Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR was automatically stayed pursuant to provisions of federal bankruptcy law. On January 30, 2012, we filed a Notice of Suggestion of Bankruptcy, suggesting that our counterclaims and affirmative defenses also be automatically stayed.

On September 10, 2011, Princeton Digital Image Corporation (“Princeton”) filed a complaint for alleged patent infringement against us and seven other defendants in Princeton Digital Image Corporation v. Facebook, Inc. et al., Civ. No. 2:2011cv00400, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patent No. 4,813,056, which claims, among other things, a method for encoding user’s images. The Complaint asserts that we directly or indirectly infringe the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On September 12, 2011 Princeton filed a First Amended Complaint adding additional defendants.

On September 15, 2011, Select Retrieval, LLC (“Select Retrieval”) filed identical complaints for alleged patent infringement against us as well as 32 other defendants in Select Retrieval, LLC. v. American Apparel, LLC et. al., Civ. No. 3:2011cv02158, in the U.S. District Court for the Southern District of California. On December 9, 2011, we and Select Retrieval filed a Joint Motion to Dismiss all claims.

We cannot predict the impact, if any, that any of the matters described above for the period ended December 31, 2011 may have on our business, results of operations, financial position, or cash flows. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, we are not able to estimate any amount of loss or range of loss.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Shutterfly’s common stock has been traded on the NASDAQ Global Market under the symbol “SFLY” since September 29, 2006. As of February 6, 2012, there were approximately 104 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2010	High	Low
First Quarter	$24.68	$15.46
Second Quarter	$25.70	$19.39
Third Quarter	$26.93	$21.96
Fourth Quarter	$36.69	$23.79

Year Ended December 31, 2011	High	Low
First Quarter	$52.39	$32.54
Second Quarter	$63.49	$49.40
Third Quarter	$63.10	$41.18
Fourth Quarter	$48.78	$22.54

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in fiscal year 2011.

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statements of income data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of income data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements not included in this annual report. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Income Statement Data:
Net revenues	$473,270	$307,707	$246,432	$213,480	$186,727
Cost of net revenues	219,542	134,491	111,648	96,214	84,111
Gross profit	253,728	173,216	134,784	117,266	102,616
Operating expenses:
Technology and development	65,675	48,393	46,003	39,707	28,822
Sales and marketing	113,952	59,284	44,870	42,212	33,530
General and administrative	58,710	40,764	35,201	32,741	29,888
Total operating expenses	238,337	148,441	126,074	114,660	92,240
Income from operations	15,391	24,775	8,710	2,606	10,376
Interest expense	(64)	(42)	(157)	(273)	(179)
Interest and other income, net	35	482	814	2,898	5,515
Income before income taxes	15,362	25,215	9,367	5,231	15,712
Provision for income taxes	(1,314)	(8,088)	(3,514)	(1,571)	(6,134)
Net income	$14,048	$17,127	$5,853	$3,660	$9,578
Net income per share:
Basic	$0.43	$0.63	$0.23	$0.15	$0.39
Diluted	$0.40	$0.59	$0.22	$0.14	$0.36
Weighted average shares:
Basic	32,788	27,025	25,420	25,036	24,295
Diluted	35,007	29,249	26,810	25,787	26,273

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cost of net revenues	$2,138	$508	$416	$372	$189
Technology and development	8,201	3,069	3,340	2,404	1,067
Sales and marketing	11,350	3,923	3,577	2,452	1,044
General and administration	12,181	8,866	6,940	4,522	2,386
	$33,870	$16,366	$14,273	$9,750	$4,686

The chart below includes selected data from our balance sheet:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$179,915	$252,244	$180,737	$88,164	$125,584
Property and equipment, net	54,123	39,726	41,845	48,108	48,416
Working capital	130,259	200,282	141,410	58,232	104,025
Total assets	709,886	343,830	271,313	233,297	208,938
Capital lease obligations, less current portion	-	6	10	17	107
Total stockholders’ equity	608,997	269,607	215,164	186,802	170,734

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2012, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our ability to grow our personalized products and services as a percentage of our total revenues, our operating expenses remaining a consistent percentage of our net revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

On April 25, 2011, we acquired Tiny Prints, Inc. a privately-held company based in Sunnyvale, California that operates two growing ecommerce brands offering primarily stylish cards, invitations and personalized stationery. Through this acquisition, we now offer multiple premium brands including shutterfly.com, tinyprints.com and weddingpaperdivas.com and believe the acquisition will accelerate growth in our cards and stationery offering and provide the opportunity for significant synergies through vertical integration.

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

Our high-quality products and services and the compelling online experience we create for our customers, combined with our focus on continuous innovation, have allowed us to establish premium brands. We realize the benefits of premium brands through high customer loyalty, low customer acquisition costs and premium pricing.

Our customers are a central part of our business model. They generate most of the content on our service by uploading their photos and storing their memories. In addition, they share their photos electronically with their friends and families, extending and endorsing our brands and creating a sense of community. Finally, by giving Shutterfly-branded products to colleagues, friends and loved ones throughout the year, customers reinforce the Shutterfly brand. Through these various activities, our customers create a viral network of new users and customers.

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

Our operations and financial performance depend on general economic conditions in the United States. The U.S. economy is experiencing a slow economic recovery from a deep recession and concerns about that recovery could further impact consumer sentiment and consumer discretionary spending. We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business. In addition, the digital photography products and services industries are intensively competitive, and our competitors include both long-established companies, as well as new entrants.  During the fourth quarter of 2011, many of these competitors discounted their products at an unprecedented level, both in the depth and duration of those discounts.  As a result, we also changed our discounting strategy which impacted our acquisition of new customers, average order value, net revenues, gross margins, and our EBITDA and net income profitability measures.  We believe that these competitor actions are not sustainable, but it is impractical to predict if or when they will cease.

Basis of Presentation

Net Revenues. Our net revenues are comprised of sales generated from personalized products and services (“PPS”), prints and commercial printing services.

Personalized products and services
Our personalized products and services revenues are derived from the sale of photo-based products, such as photo books, greeting and stationery cards, calendars and other photo-based merchandise and the related shipping revenues. Greeting and stationery card revenue includes all products sold by Tiny Prints. Included in our photo-based merchandise are items such as mugs, mouse pads, desktop plaques and puzzles. Revenue from advertising displayed on our website and referral fees are also included in PPS revenue. Our referral fees were approximately 0.7% and 2.5% of our net annual revenues for 2010 and 2009. Our referral fee program was discontinued effective March 31, 2010, and no referral fee revenue has been recorded subsequent to that date.

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

To further understand net revenue trends, we monitor several key metrics including:

Total Customers. We closely monitor total customers as a key indicator of demand. Total customers include the number of transacting customers in a given period. We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Gallery and Shutterfly Share Sites), and by conducting integrated marketing and advertising programs. Total customers have increased on an annual basis for each year since inception and we expect this trend to continue. However, the growth rate of new customers slowed during the fourth quarter of 2011, primarily due to the unprecedented level of competitor discounting. We believe that these competitor actions are not sustainable, but it is impractical to predict if or when they will cease.

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

Average Order Value. For Shutterfly, average order value is net revenues, excluding revenues from our commercial print services, for a given period divided by the total number of customer orders recorded during that same period. For Tiny Prints, for comparative purposes, average order value excludes the impact of orders and net revenues related to sales of individual greeting cards, referred to as one-to-one greeting cards which were launched in mid 2010. Except for 2011, average order value has increased on an annual basis for each year since 2000. In 2011, we experienced unprecedented competitive discounting which impacted our average order value.  We believe that these competitor actions are not sustainable, but it is impractical to predict if or when they will cease.  As a result, we expect that our average order values may fluctuate on an annual basis.

Personalized Products and Services Revenues as Percentage of Net Revenues. We continue to innovate and improve our personalized products and services and expect the net revenues from these products and services to increase as a percentage of total net revenues as we continue to diversify our product offerings. Personalized products and services as a percentage of total net revenue was 79% in 2011, 71% in 2010 and 66% in 2009. We believe that this trend results, in part, from the shift of consumer spending from offline to online outlets, as well as the increasing adoption of personalized, designed content.

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

Interest Expense. Interest expense consists of interest costs recognized under our capital lease obligations. Beginning in 2011, interest expense also includes costs associated with our 5-year syndicated line of credit facility that became effective in November 2011.

Interest and other income, net. Interest and other income, net primarily consists of the interest earned on our cash and investment accounts. In 2010 and 2009, this also included gains and losses on our trading securities, our auction-rate securities ("ARS") investment, which we liquidated in July 2010.

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

For gift card sales and flash deal promotions through group buying websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. Revenues from sales of prepaid orders on our website are deferred until shipment of fulfilled orders or until the prepaid period expires. Our share of revenue generated from our print to retail relationships, is recognized when orders are picked up by our customers at the respective retailer.

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses. During the year ended December 31, 2011, returns totaled approximately 1% of net revenues and have been within management’s expectations.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to sixteen years, and the amortization is allocated between cost of net revenues and operating expenses. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during our fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

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

We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using historical and implied volatility and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

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

Results of Operations

The following table presents the components of our income statement as a percent of net revenues:

	Year Ended December 31,
	2011	2010	2009
Net revenues	100%	100%	100%
Cost of revenues	46	44	45
Gross profit	54	56	55
Operating expenses:
Technology and development	14	16	19
Sales and marketing	24	19	18
General and administrative	13	13	14
Total operating expenses	51	48	51
Income from operations	3	8	4
Interest expense	-	-	-
Interest and other income, net	-	-	-
Income before income taxes	3	8	4
Provision for income taxes	-	(3)	(1)
Net income	3%	6%	3%

Comparison of the Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
Net Revenues
Personalized products and services	$374,733	$218,668	$156,065	71%
Prints	84,992	83,931	1,061	1
Commercial printing services	13,545	5,108	8,437	165
Total net revenues	473,270	307,707	165,563	54
Cost of net revenues	219,542	134,491	85,051	63
Gross profit	$253,728	$173,216	$80,512	46%
Percentage of net revenues	54%	56%	—	—

Net revenues increased $165.6 million, or 54%, in 2011 compared to 2010. Revenue growth was attributable to increases in all revenue categories. PPS revenues increased $156.1 million, or 71%, to $374.7 million in 2011 compared to 2010. The increase in PPS is primarily a result of increased sales of photo books and greeting and stationery cards; including $93.0 million of net revenues from the sales of Tiny Prints products from the acquisition date through December 31, 2011. Print revenue increased $1.1 million, or 1%, to $85.0 million in 2011 compared to 2010. The overall increase in print revenue was primarily due to an increase in large format print revenue offset by a decrease in photocard revenue and 4x6 print revenue which represented 7% of total net revenues versus 10% in the prior year. In terms of product mix, PPS represented 79% and Prints represented 18% of revenue in 2011. This compares to 71% and 27% in 2010. Revenue from our commercial print initiative increased $8.4 million, or 165%, to $13.5 million for 2011, and represented 3% of our total net revenues in 2011 compared to 2% in 2010. This increase is primarily the result of sales to customers acquired in the WMSG acquisition.

For Shutterfly, net revenue increases were also the result of year-over-year increases in customers and orders. Average order value was down 1% year-over-year reflecting a discount intensive environment in 2011, primarily during the fourth quarter.

	Year Ended December 31,
	2011	2010	Change	% Change
Shutterfly	(In thousands, except AOV amounts)
Customers	4,864	4,069	795	20%
Orders	11,259	9,204	2,055	22%
Average order value (excluding commercial print revenues)	$32.57	$32.88	$(0.31)	(1	) %

On a pro forma basis, comparing the full year ended December 31, 2011 to the year ended December 31, 2010, Tiny Prints’ key metrics increased as noted below:

	Year Ended December 31,
	2011	2010	$ Change	% Change
Tiny Prints	(in thousands, except AOV amounts)
Customers	1,030	759	271	36%
Orders	1,417	920	497	54%
Average order value (excluding one-to-one greeting cards)	$110.63	$102.40	$8.23	8%

Cost of net revenues increased $85.1 million, or 63%, in 2011 compared to 2010. As a percentage of net revenues, cost of net revenues increased to 46% in 2011 from 44% in 2010, which decreased gross margin to 54% in 2011 from 56% in 2010. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, increased headcount and greater third-party fulfillment costs associated with Tiny Prints products. These costs were partially offset by favorable improvements from product mix and unit cost synergies associated with Tiny Prints incremental volume.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
Technology and development	$65,675	$48,393	$17,282	36%
Percentage of net revenues	14%	16%	—	—
Sales and marketing	$113,952	$59,284	$54,668	92%
Percentage of net revenues	24%	19%	—	—
General and administrative	$58,710	$40,764	$17,946	44%
Percentage of net revenues	13%	13%	—	—

Our technology and development expense increased $17.3 million, or 36%, in 2011 compared to 2010, primarily as a result of our acquisition of Tiny Prints in April 2011. As a percentage of net revenues, technology and development expense decreased to 14% in 2011 from 16% for the same period in 2010. The increase in technology and development expense was primarily composed of an increase of $9.7 million related to personnel and related costs for employees, an increase in stock-based compensation of $5.3 million, an increase of $3.1 million related to professional and outside services consultants involved with website development and website infrastructure support teams, and an increase in facility related costs of $2.3 million largely related to co-location and other support contracts. These factors were partially offset by a decrease in depreciation expense of $1.5 million and an increase of $1.9 million in website development costs capitalized in the current period compared to the same period in the prior year.

During 2011 headcount in technology and development increased by 57% compared to 2010, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In addition, the increase in headcount is also the result of the completion of the Tiny Prints acquisition during the year. For the year ended December 31, 2011, we capitalized $9.2 million in eligible salary and consultant costs, including $0.5 million of stock based compensation, associated with software developed or obtained for internal use, compared to $7.3 million, which included $0.3 million of stock based compensation capitalized, in 2010. We expect this trend to continue in 2012, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $54.7 million, or 92%, in 2011 compared to 2010, primarily as a result of our acquisition of Tiny Prints in April 2011. As a percentage of net revenues, total sales and marketing expense increased to 24% in 2011 from 19% in 2010. The increase in sales and marketing expense was primarily composed of an increase of $31.0 million related to expanded online media, direct response, and partner marketing campaigns. The increase is also attributable to a $8.0 million increase in personnel and related costs associated with the expansion of our internal marketing team including the addition of Tiny Prints headcount, an increase of $7.4 million in stock based compensation, a $7.1 million increase in amortization which is mostly a result of intangible asset amortization from the Tiny Prints acquisition, and $0.9 million in professional fees.

Our general and administrative expense increased $17.9 million, or 44%, in 2011 compared to 2010, primarily as a result of our acquisition of Tiny Prints in April 2011, however, it remained flat as a percentage of net revenues at 13%. The increase in general and administrative expense is primarily composed of an increase in personnel related costs of $5.5 million as a result of increased headcount, an increase in stock based compensation of $3.3 million, $2.2 million in transaction costs related to our acquisition of Tiny Prints, and $1.3 million related to facility costs. In 2011, we also incurred an increase in credit card fees of $3.4 million which was driven by the increase in consumer product revenue as compared to the prior year. During 2010, we received the final installment from a cross-licensing agreement, while in 2011 we received no installments. These payments were recognized as reductions of general and administrative expense.

	Year Ended December 31,
	2011	2010	Change
	(in thousands)
Interest expense	$(64)	$(42)	$22
Interest and other income, net	$35	$482	$(447)

Interest expense increased slightly for 2011 compared to 2010 primarily due to origination costs incurred as a result of the closing of our 5-year syndicated line of credit facility that became effective in November 2011.

Interest and other income, net decreased by $0.5 million for 2011 compared to 2010. The decrease was primarily due to the liquidation of our ARS investments on July 1, 2010, which yielded higher returns and were subsequently invested in Treasury securities, which yielded lower returns.

	Year Ended December 31,
	2011	2010
	(in thousands)
Income tax provision	$(1,314)	$(8,088)
Effective tax rate	9%	32%

The provision for income taxes was $1.3 million for 2011, compared to a provision of $8.1 million for 2010. Our effective tax rate was 9% in 2011, down from 32% in 2010. This decrease in our effective tax rate is primarily the result of disqualifying dispositions of incentive stock option awards largely related to assumed Tiny Prints options and from Research and Development tax credits.

At December 31, 2011, we had approximately $41.1 million, $55.1 million, and $20.3 million of federal, California, and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2013 for federal and California purposes, respectively, and no sooner than 2022 for the portion related to 15 other state jurisdictions, if not utilized.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
Income before income taxes	$15,362	$25,215	$(9,853)	(39	) %
Net income	$14,048	$17,127	$(3,079)	(18	) %
Percentage of net revenues	3%	6%	—	—

Net income decreased by $3.1 million, or 18%, from 2010 to 2011. As a percentage of net revenue, net income was 3% of net revenue for 2011 compared to 6% for 2010.

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

Liquidity and Capital Resources

At December 31, 2011, we had $179.9 million of cash and cash equivalents. In addition, to supplement our overall liquidity position, we entered into a 5-year senior secured syndicated credit facility to provide up to $125.0 million in additional capital resources. As of December 31, 2011, no amounts have been drawn against this facility. For additional details related to the line of credit, please see "Note 5 – Commitments and Contingencies" to the consolidated financial statements included in this report.

Below is our cash flow activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated Statement of Cash Flows Data:
Purchases of property and equipment	$23,149	$14,405	$13,762
Capitalization of software and website development costs	10,050	7,405	3,891
Acquisition of business and intangible assets, net of cash acquired	133,705	5,981	795
Depreciation and amortization	34,452	25,972	27,194
Cash flows from operating activities	63,248	76,161	53,890
Cash flows provided by (used in) investing activities	(166,228)	22,610	(14,123)
Cash flows from financing activities	30,651	20,661	4,881

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, and technology development projects for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2012 capital expenditures will range from 7.0% to 7.5% of our expected net revenues in 2012. These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. An increasing component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures by category for fiscal years 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Technology equipment and software	$13,956	$11,585	$8,409
Percentage of total capital expenditures	41%	52%	48%
Manufacturing equipment and building improvements	9,605	3,376	5,355
Percentage of total capital expenditures	29%	15%	30%
Capitalized technology and development costs	10,050	7,405	3,891
Percentage of total capital expenditures	30%	33%	22%
Total Capital Expenditures	$33,611	$22,366	$17,655
Total Capital Expenditures percentage of net revenues	7%	7%	7%

Our capital expenditures has remained flat as a percentage of net revenues from 2009 through 2011, at 7% of net revenues. In addition, during this same period, the percentage of total capital expenditures associated with website and product development has increased, to 30% in 2011 from 22% in 2009. During 2012, we expect that this trend will continue as we add more headcount to our technology and development function consistent with our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency.

Also during 2011 we incurred approximately $2.1 million in capital expenditures associated with building improvements to our headquarters facility that we expect to be fully reimbursed under our current lease. Reimbursements received under this provision were recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.

We also expect that capital expenditures associated with our manufacturing equipment and facilities will moderate as a percentage of our total capital expenditures. This is partially due to our efforts to provide the highest quality products through use of rapidly increasing digital press technology. Because of these technology increases, we have migrated some of our older press platforms from owned equipment to operating leases. Specifically, in 2011 and 2010, we entered into multiple non-cancellable operating leases for new digital presses with terms that expire in five years. These leases provide greater flexibility to upgrade this equipment in the future, and to keep pace with increasing digital technology.

Operating Activities. For 2011, net cash provided by operating activities was $63.2 million, primarily due to our net income of $14.0 million and the net change in operating assets and liabilities of $13.1 million, adjusted for non-cash items including $34.5 million of depreciation and amortization expense, $5.8 million provision from deferred income taxes, and $33.9 million of stock-based compensation.

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

Investing Activities. For 2011, net cash used in investing activities was $166.2 million. We used $133.1 million in the acquisition of Tiny Prints net of cash acquired, $23.1 million for capital expenditures for computer and network hardware for our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations and $10.1 million of capitalized software and website development.

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

Financing Activities. For 2011, net cash provided by financing activities was $30.7 million, primarily from $22.3 million of proceeds from issuance of common stock upon exercise of stock options and $8.4 million excess tax benefit from stock-options.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues over fiscal years 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$473,270	$307,707	$246,432

Non-GAAP Adjusted EBITDA	83,713	67,113	50,177
EBITDA percentage of net revenues	18%	22%	20%

Free cash flow	50,102	44,747	32,522
Free cash flow percentage of net revenues	11%	15%	13%

We carefully manage our operating costs and capital expenditures, in order to make the strategic investments necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and improving our free cash flows. Over the last three years, our full year adjusted EBITDA profitability has improved to $83.7 million in 2011 from $50.2 million in 2009. This continued growth in adjusted EBITDA profitability resulted from increased demand for our products and services, improvements from product mix and consistent efforts to manage our cost structure in line with our revenue growth. We also increased our free cash flow to $50.1 million in 2011 from $32.5 million in 2009.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Reconciliation of Net Income to Non-GAAP Adjusted EBITDA	Year Ended December 31,
	2011	2010	2009
Net income	$14,048	$17,127	$5,853
Add back:
Interest expense	64	42	157
Interest and other income, net	(35)	(482)	(814)
Tax provision	1,314	8,088	3,514
Depreciation and amortization	34,452	25,972	27,194
Stock-based compensation expense	33,870	16,366	14,273
Non-GAAP Adjusted EBITDA	$83,713	$67,113	$50,177

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Year Ended December 31,
	2011	2010	2009
Net cash provided operating activities	$63,248	$76,161	$53,890
Add back:
Interest expense	64	42	157
Interest and other income, net	(35)	(482)	(814)
Tax provision	1,314	8,088	3,514
Changes in operating assets and liabilities	13,066	(15,014)	(7,435)
Other adjustments	6,056	(1,682)	865
Non-GAAP Adjusted EBITDA	$83,713	$67,113	$50,177
Less:
Purchases of property and equipment, including accrued amounts	(23,561)	(14,961)	(13,764)
Capitalized technology and development costs	(10,050)	(7,405)	(3,891)
Free cash flow	$50,102	$44,747	$32,522

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

Contractual Obligations

We lease office space in Redwood City, California, Sunnyvale, California, and Tempe, Arizona and a production facility in Charlotte, North Carolina and Phoenix, Arizona under non-cancelable operating leases that expire in 2017, 2014, 2014, 2014, and 2016, respectively. We have co-location agreements with third-party hosting facilities that expire in 2013. We also have various non-cancellable operating leases for certain production equipment. Specifically, in 2011 and 2010, we entered into multiple non-cancellable operating leases for new digital presses with terms that expire in five years. We anticipate leasing additional office space, production facilities and hosting facilities in future periods as the need arises, consistent with our historical business model.

The following are contractual obligations at December 31, 2011, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations
Operating lease obligations	$41,515	$9,203	$27,096	$5,216	$—
Purchase obligations	14,255	10,663	3,592	—	—
Total contractual obligations	$55,770	$19,866	$30,688	$5,216	$—

The table above excludes the impact of approximately $4.4 million related to unrecognized tax benefits as of December 31, 2011. We cannot make reliable estimates of the future cash flows by period related to this obligation.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. We prospectively adopted this ASU effective January 1, 2011, with no material impact on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Shutterfly, Inc.

In our opinion, the consolidated balance sheets and related statements of income, shareholders equity, and cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc., and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed  in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 10, 2012

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$179,915	$252,244
Accounts receivable, net	12,997	4,845
Inventories	3,726	3,580
Deferred tax asset, current portion	598	3,582
Prepaid expenses and other current assets	13,870	6,934
Total current assets	211,106	271,185
Property and equipment, net	54,123	39,726
Intangible assets, net	95,016	5,672
Goodwill	340,408	11,163
Deferred tax asset, net of current portion	3,785	11,314
Other assets	5,448	4,770
Total assets	$709,886	$343,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,470	$22,341
Accrued liabilities	59,271	38,831
Deferred revenue	12,106	9,731
Total current liabilities	80,847	70,903
Deferred tax liability	13,948	-
Other liabilities	6,094	3,320
Total liabilities	100,889	74,223
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 34,839 and 27,957 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	4	3
Additional paid-in capital	589,067	263,726
Accumulated earnings	19,926	5,878
Total stockholders’ equity	608,997	269,607
Total liabilities and stockholders’ equity	$709,886	$343,830

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net revenues	$473,270	$307,707	$246,432
Cost of net revenues	219,542	134,491	111,648
Gross profit	253,728	173,216	134,784
Operating expenses:
Technology and development	65,675	48,393	46,003
Sales and marketing	113,952	59,284	44,870
General and administrative	58,710	40,764	35,201
Total operating expenses	238,337	148,441	126,074
Income from operations	15,391	24,775	8,710
Interest expense	(64)	(42)	(157)
Interest and other income, net	35	482	814
Income before income taxes	15,362	25,215	9,367
Provision for income taxes	(1,314)	(8,088)	(3,514)
Net income	$14,048	$17,127	$5,853

Net income per share:
Basic	$0.43	$0.63	$0.23
Diluted	$0.40	$0.59	$0.22
Weighted average shares:
Basic	32,788	27,025	25,420
Diluted	35,007	29,249	26,810

Stock-based compensation is allocated as follows (Notes 2 and 6):
Cost of net revenues	$2,138	$508	$416
Technology and development	8,201	3,069	3,340
Sales and marketing	11,350	3,923	3,577
General and administrative	12,181	8,866	6,940

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Common stock (par value)
Balance, beginning of year	$3	$3	$2
Issuance of common stock in connection with acquisition and upon exercise of options and vesting of restricted stock units	1	—	1
Balance, end of year	4	3	3

Additional paid-in capital
Balance, beginning of year	263,726	226,410	203,902
Issuance of common stock upon exercise of options and vesting of restricted stock units	22,277	14,703	1,699
Stock based compensation, net of estimated forfeiture	34,351	16,640	15,844
Issuance of common stock in connection with acquisition	260,322	-	-
Tax benefit of stock options	8,391	5,973	4,965
Balance, end of year	589,067	263,726	226,410

Accumulated earnings (deficit)
Balance, beginning of year	5,878	(11,249)	(17,102)
Net income	14,048	17,127	5,853
Balance, end of year	19,926	5,878	(11,249)
Total stockholders' equity	$608,997	$269,607	$215,164

Number of shares
Common stock
Balance, beginning of year	27,957	25,909	25,138
Issuance of common stock upon exercise of options and vesting of restricted stock units	2,882	2,048	771
Issuance of common stock in connection with acquisition	4,000	-	-
Balance, end of year	34,839	27,957	25,909

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$14,048	$17,127	$5,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,316	23,429	25,122
Amortization of intangible assets	12,136	2,543	2,072
Stock-based compensation, net of forfeitures	33,870	16,366	14,273
Loss/(gain) on disposal of property and equipment	(301)	(345)	346
Deferred income taxes	(5,766)	2,021	(2,903)
Tax benefit from stock-based compensation	8,391	5,973	4,965
Excess tax benefits from stock-based compensation	(8,380)	(5,967)	(3,273)
Loss/(gain) on auction rate securities Rights	-	(6,266)	2,747
Loss/(gain) on auction rate securities	-	6,266	(2,747)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,205)	688	520
Inventories	766	(558)	642
Prepaid expenses and other current assets	(5,667)	(2,402)	501
Other assets	(1,402)	2	(3,282)
Accounts payable	(16,458)	8,652	1,947
Accrued and other liabilities	15,030	7,504	7,966
Deferred revenue	1,870	1,128	(859)
Net cash provided by operating activities	63,248	76,161	53,890

Cash flows from investing activities:
Acquisition of business and intangible assets, net of cash acquired	(133,705)	(5,981)	(795)
Purchases of property and equipment	(23,149)	(14,405)	(13,762)
Capitalization of software and website development costs	(10,050)	(7,405)	(3,891)
Proceeds from sale of equipment	676	2,476	-
Proceeds from the sale of auction rate securities	-	47,925	4,325
Net cash provided by (used in) investing activities	(166,228)	22,610	(14,123)

Cash flows from financing activities:
Principal payments of capital lease obligations	(6)	(9)	(91)
Proceeds from issuance of common stock upon exercise of stock options	22,277	14,703	2,740
Shares withheld for payment of employee's withholding tax liability	-	-	(1,041)
Excess tax benefits from stock-based compensation	8,380	5,967	3,273
Net cash provided by financing activities	30,651	20,661	4,881

Net increase/(decrease) in cash and cash equivalents	(72,329)	119,432	44,648
Cash and cash equivalents, beginning of period	252,244	132,812	88,164
Cash and cash equivalents, end of period	$179,915	$252,244	$132,812

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$1	$12
Income taxes	140	663	2,644

Supplemental schedule of non-cash investing activities:
Net change in accrued purchases of property and equipment	412	556	2
Escrow liability from acquisition of business	-	-	150

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as photo books, greeting cards and stationery and calendars. The Company also provides commercial print services; printing and shipping of direct marketing and other variable data print products and formats. The Company is headquartered in Redwood City, California.

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

As of December 31, 2011, and 2010, the Company had cash of $121.2 million and $40.8 million, respectively, and cash equivalents of $58.7 million and $211.4 million, respectively, which are classified in the Level 1 heirarchy.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts receivable. As of December 31, 2011, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in retail stores, sales of commercial print services, and revenue generated from online advertisements posted on the Company's website. Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit card losses based on historical experience. To date, such losses have not been material and have been within management’s expectations. Excluding amounts due from credit cards, as of December 31, 2011, one customer accounted for 40% of the Company’s net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2011. As of December 31, 2010, three customers accounted for 16%, 12% and 11% of the Company’s net accounts receivable.

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

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, generally three to five years, and are allocated between cost of net revenues and operating expenses. Leasehold improvements are amortized over their estimated useful lives, or the lease term if shorter, generally three to seven years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the life of the asset are charged to expense as incurred.

Software and Website Development Costs

The Company capitalizes eligible costs associated with website development and software developed or obtained for internal use. Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Payroll and payroll related costs and stock based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s website are expensed as incurred.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to sixteen years, and the amortization is allocated between cost of net revenues and operating expenses. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. The Company conducted their annual goodwill impairment test as of December 31, 2011 and 2010.

For the Company’s annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on its enterprise value. This reporting unit was not at risk of failing step one of the annual goodwill impairment test for years ended December 31, 2011 and 2010.

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

For gift card sales and flash deal promotions through group buying websites, the Company recognizes revenue on a gross basis, as it is the primary obligor, when redeemed items are shipped. Revenues from sales of prepaid orders on its website are deferred until shipment of fulfilled orders or until the prepaid period expires. The Company’s share of revenue generated from its print to retail relationships, is recognized when orders are picked up by its customers at the respective retailer.

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

Restructuring Costs

The Company records restructuring costs when expenses are incurred. The Company accrues for lease termination costs when the restructuring event takes place and the building is no longer in use. The Company accrues for severance once the total severance pool has been calculated, approved and communicated, and recognizes the expense ratably over the required service period, from the communication date to the exit date. The Company also accelerates depreciation using a revised economic life of the leasehold improvement assets.

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place. The Company did not have any capitalized direct mail costs at December 31, 2011 and December 31, 2010. Total advertising costs are a component of sales and marketing expenses and include print advertising, internet advertising, such as display ads and keyword search terms and TV and radio advertising. These amounts totaled approximately $54,112,000, $30,651,000 and $20,192,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of December 31, 2011 and 2010.

The Company is subject to taxation in the United States, California and fifteen other jurisdictions in the United States.

Net Income Per Share

Basic net income per share attributed to common shares is computed by dividing the net income attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net income per share attributed to common shares is computed by dividing the net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted common stock units and incremental shares of common stock issuable upon the exercise of stock options.

	Year Ended December 31,
	2011	2010	2009
Net income per share:	In thousands, except per share amounts
Numerator
Net income	$14,048	$17,127	$5,853
Denominator
Denominator for basic net income per share
Weighted-average common shares outstanding	32,788	27,025	25,420
Dilutive effect of stock options and restricted awards	2,219	2,224	1,390
Denominator for diluted net income per share	35,007	29,249	26,810
Net income per share
Basic	$0.43	$0.63	$0.23
Diluted	$0.40	$0.59	$0.22

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options and restricted stock units	278	830	2,559

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income and unrealized gains and losses on marketable securities. There were no unrealized gains or losses on investments for the years ended December 31, 2011, 2010 and 2009 and as such the accompanying consolidated statements of income reflect all changes in comprehensive income.

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

Net revenues broken out by personalized products and services, prints, and commercial printing services were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net Revenues
Personalized products and services	$374,733	$218,668	$161,650
Prints	84,992	83,931	80,941
Commercial printing services	13,545	5,108	3,841
Total net revenues	$473,270	$307,707	$246,432

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. The Company prospectively adopted this ASU effective January 1, 2011, with no material impact on its consolidated financial statements.

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

Note 3 — Balance Sheet Components

Intellectual Property Prepaid Royalties

Total amortization for these license agreements in 2011 and 2010 were $761,000 and $694,000, respectively. As of December 31, 2011, the Company had a balance of $4.3 million in unamortized prepaid royalties. Amortization of these licenses is estimated as follows (in thousands):

Year Ending:
2012	$833
2013	833
2014	815
2015	498
2016	389
Thereafter	980
$4,348

Property and Equipment

	December 31,
	2011	2010
	In thousands
Computer and other equipment	$102,061	$87,531
Software	12,579	9,124
Leasehold improvements	9,559	7,133
Furniture and fixtures	3,762	3,006
Capitalized software and website development costs	35,842	25,173
	163,803	131,967
Less: Accumulated depreciation and amortization	(109,680)	(92,241)
Net property and equipment	$54,123	$39,726

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $22,316,000, $23,429,000 and $25,122,000, respectively.

Total capitalized software and website development costs, net of accumulated amortization totaled $16,923,000 and $11,588,000 at December 31,2011 and 2010, respectively. Amortization of capitalized costs totaled approximately $5,371,000, $4,207,000 and $3,314,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible Assets

Intangible assets are comprised of the following at December 31:

	Weighted Average Useful Life	December 31,
		2011	2010
		In thousands
Purchased technology	12 Years	$76,843	$9,878
Less: accumulated amortization		(12,771)	(5,228)
		64,072	4,650

Customer relationships	7 Years	35,235	1,935
Less: accumulated amortization		(4,742)	(1,065)
		30,493	870

Licenses and other	3 Years	871	416
Less: accumulated amortization		(420)	(264)
		451	152

Total		$95,016	$5,672

Purchased technology is amortized over a period ranging from two to sixteen years. Customer relationships are amortized over a period ranging from one to seven years. Licenses and other is amortized over a period ranging from two to five years.

Intangible asset amortization expense for the years ended December 31, 2011, 2010 and 2009 was $11,375,000, $1,849,000 and $1,838,000, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2012	$14,931
2013	12,638
2014	11,762
2015	9,455
2016	8,321
Thereafter	37,909
$95,016

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance, December 31, 2009	$8,268
Acquisition of business	2,895
Goodwill adjustments	-
Balance, December 31, 2010	11,163
Acquisition of business	329,245
Goodwill adjustments	-
Balance, December 31, 2011	$340,408

The increase in goodwill for the year ended December 31, 2011 was a result of the acquisition of Tiny Prints in April 2011.

Accrued Liabilities

	December 31,
	2011	2010
	In thousands
Accrued marketing expenses	$19,072	$11,766
Accrued production costs	16,939	8,551
Accrued income and sales taxes	11,106	7,342
Accrued compensation	5,485	5,701
Accrued purchases	1,504	1,313
Accrued other	5,165	4,158
	$59,271	$38,831

Note 4 — Acquisitions

Tiny Prints, Inc.

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

Subsequent to the acquisition date, the Company finalized the Net Working Capital, Net Cash, and Net Debt amounts resulting in a reduction of purchase price of approximately $1.3 million. In accordance with the merger agreement, this amount will be repaid from the consideration held in escrow in the same proportion of cash and stock as was made in the initial escrow contribution. As of December 31, 2011, the cash proceeds due from escrow have been received and the stock has been deducted from shares outstanding.

Purchase Price

The total purchase price, after adjusting for changes in Net Working Capital, Net Cash, and Net Debt, is as follows (in thousands):

Cash consideration	$146,040
Fair value of common stock issued	218,557
Fair value of vested stock awards assumed	41,766
Total fair value of consideration transferred	$406,363

Tiny Prints operates tinyprints.com and weddingpaperdivas.com which offer cards, invitations, and personalized stationery. With the acquisition and combined resources, the Company expects to incur significant revenue and cost synergies through the Tiny Prints brands, customer base and workforce.

Estimated Fair Value of Stock Awards Assumed

In connection with the acquisition, each Tiny Prints stock option that was outstanding and unexercised was assumed and converted into an option to purchase the Company’s common stock based on a conversion ratio of 0.327, which was calculated as the consideration price per share of $12.44 divided by a fixed per share value of $38. The Company assumed the stock options in accordance with the terms of the applicable Tiny Prints stock option plan and the stock option agreement. Based on Tiny Prints’ stock options outstanding at April 25, 2011, the Company converted options to purchase approximately 4.1 million shares of Tiny Prints common stock into options to purchase approximately 1.3 million shares of the Company’s common stock. The Company also assumed and converted 196,896 unvested shares of outstanding Tiny Prints restricted stock units into 64,386 shares of the Company’s restricted stock units, using the same conversion ratios stated above.

The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: closing date market price of $54.64 per share; expected term of 4.5 years; risk-free interest rate of 2.1%; expected volatility of 48.1%; and no dividend yield. The fair value of restricted stock units assumed was calculated using the closing date market price of $54.64 per share for the Company’s common stock. The Company included the fair value of vested stock options assumed of $41.8 million in the consideration transferred for the acquisition. The estimated fair value of unvested stock options and restricted stock units assumed by the Company of $25.8 million was not included in the consideration transferred and is being recognized as stock-based compensation expense over the weighted average remaining vesting period of approximately two years. In addition, the Company determined that $2.9 million of incremental fair value was associated with vested awards at the acquisition date, and has recognized this additional amount in its post-combination financial statements as stock-based compensation.

Purchase Price Allocation

Under the purchase accounting method, the total purchase price was allocated to Tiny Prints’ tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values as of the April 25, 2011 closing date of the acquisition. The excess purchase price over the value of the net assets acquired is recorded as goodwill.

The purchase price of Tiny Prints is allocated as follows (in thousands):

	Amount	Estimated Useful Life (in years)

Total assets acquired	$19,235	N/A
Total liabilities assumed	(42,097)	N/A
Identifiable intangible assets:
Trade name	51,100	15
Customer base	33,300	7
Developed technology	12,500	4
Other	3,080	2-3
Goodwill	329,245	N/A
Total purchase price	$406,363

Initially, included in the total liabilities assumed was a net deferred tax liability balance of $32.2 million, primarily comprised of the difference between the assigned values of the tangible and intangible assets acquired and the tax basis of those assets. This amount is net of deferred tax assets related to vested non-qualified stock options included in the purchase price, as well as other deferred tax assets acquired in the transaction. Subsequent to recording the transaction, and upon filing of the Tiny Prints tax returns, the Company reduced its estimate of acquired deferred tax liabilities by $2.0 million, with an offsetting reduction in goodwill. This resulted in an adjusted net deferred tax liability balance of $30.2 million.

Amortizable intangible assets total $100.0 million and consist of trade name, customer base, developed technology, and other contractual agreements with useful lives that range from 2 to 15 years.

Goodwill of $329.2 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determined that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Acquisition-related costs were included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2011.

The following table presents the pro forma statements of operations obtained by combining the historical consolidated operations of the Company and Tiny Prints for the year ended December 31, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2011 and 2010, respectively (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Pro forma net revenues	$499,048	$395,069
Pro forma net income	11,089	16,266
Pro forma diluted net income per share	$0.32	$0.56

Included in net revenues for the year ended December 31, 2011 is $93.0 million of net revenues from sales of Tiny Prints products from the acquisition date of April 25, 2011 through December 31, 2011.

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

The total aggregate purchase price of $1.3 million was comprised of $1.0 million in cash consideration and $0.3 million in assumed working capital deficit. Of the purchase price, $0.2 million was allocated to in-process research and development, core technology, and user base which will be amortized over their estimated useful lives of one to three years. The Company also recorded a deferred tax asset of $0.6 million which relates to the net operating loss carry-forwards from TinyPictures. The remaining excess purchase price of approximately $0.5 million was allocated to goodwill which represents the knowledge and experience of the assembled workforce and future technology. The results of operations for TinyPictures have been included in the consolidated statement of operations for the period subsequent to the acquisition date. Acquisition-related costs were included in general and administrative expenses in the Company’s consolidated statement of operations for year ended December 31, 2009.

Note 5 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than May 2017. Rent expense was $4,201,000, $3,964,000 and $4,609,000, for the years ended December 31, 2011, 2010 and 2009, respectively. In 2010, the Company renewed the lease for its corporate office. The lease provided for a $2.1 million tenant improvement reimbursement allowance which the Company utilized during 2011. Reimbursements under this provision will be recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company also has non-cancelable operating leases for certain production equipment with terms ranging from three to five years. In 2011 and 2010, the Company entered into multiple non-cancellable operating leases for new digital presses with terms that expire in five years. As of December 31, 2011, the total outstanding obligation under all equipment operating leases was $21.5 million.

At December 31, 2011, the total future minimum payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
Year Ending:
2012	$9,203
2013	9,948
2014	9,576
2015	7,572
2016	4,450
Thereafter	766
Total minimum lease payments	$41,515

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2014. As of December 31, 2011, the Company’s purchase obligations totaled $14,255,000.

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions, for a total credit facility of $200.0 million. From inception through December 31, 2011, the Company has not drawn on the credit facility.

At the Company’s option, loans under the Facility will bear stated interest based on the Base Rate or Adjusted LIBO Rate, in each case plus the Applicable Rate (respectively, as defined in the Credit Agreement). The Base Rate will be, for any day, the highest of (a) 1/2 of 1% per annum above the Federal Funds Effective Rate (as defined in the Credit Agreement), (b) JPMorgan Chase Bank’s prime rate and (c) the Adjusted LIBO Rate for a term of one month plus 1.00%. Eurodollar borrowings may be for one, two, three or six months (or such period that is 12 months or less, requested by Intersil and consented to by all the Lenders) and will be at an annual rate equal to the period-applicable Eurodollar Rate plus the Applicable Rate. The Applicable Rate for all revolving loans is based on a pricing grid ranging from 0.500% to 1.25% per annum for Base Rate loans and 1.50% to 2.250% for Adjusted LIBO Rate loans based on the Company’s Leverage Ratio (as defined in the Credit Agreement).

Amounts repaid under the Facility may be reborrowed. The revolving loan facility matures on the fifth anniversary of its closing and is payable in full upon maturity. The Company intends to use the new Facility from time to time for general corporate purposes, working capital and potential acquisitions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Among other covenants, the Company may not permit (i) the ratio of Consolidated Total Indebtedness on any date to Consolidated EBITDA (each as defined in the Credit Agreement) for the most recent four consecutive fiscal quarters to exceed 2.75 to 1.00, and (ii) the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of December 31, 2011, the Company is in compliance with these covenants.

The Company incurred $1.1 million of Credit Facility origination costs which have been capitalized within prepaid expenses for the current portion and other assets for the non-current portion. These fees are being amortized over the 5-year term of the Credit Facility as a component of interest expense.

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

 On December 10, 2010, Eastman Kodak Company (“Kodak”) filed a complaint for alleged patent infringement against the Company in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claim among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints. The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On February 3, 2011, the Company filed an answer and counterclaims against  Kodak. On November 16, 2011, Kodak filed its First Amended Complaint adding Tiny Prints, Inc. as a defendant. On December 13, 2011, the Company and Tiny Prints, Inc. each filed its answer and counterclaims against Kodak. A trial date is currently set for on or around October 21, 2013.  In light of the provisions of federal bankruptcy law, the Company has requested that the court stay the entirety of Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR.  The Company believes the suit is without merit and will defend itself vigorously.

On January 31, 2011, the Company filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patents Nos. 6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product. The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief. On March 24, 2011, Kodak filed an answer and counterclaims against the Company. On November 16, 2011, Company filed its First Amended Complaint to include U.S. Patent No. 7,243,079. On the same day, November 16, 2011, Kodak filed its answer. Upon Kodak’s filing of a Chapter 11 petition on January 19, 2012, Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR was automatically stayed pursuant to provisions of federal bankruptcy law. On January 30, 2012, the Company filed a Notice of Suggestion of Bankruptcy, suggesting that the Company’s counterclaims and affirmative defenses also be automatically stayed.

On September 10, 2011, Princeton Digital Image Corporation (“Princeton”) filed a complaint for alleged patent infringement against the Company and seven other defendants in Princeton Digital Image Corporation v. Facebook, Inc. et al., Civ. No. 2:2011cv00400, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patent No. 4,813,056, which claims, among other things, a method for encoding user’s images. The Complaint asserts that the Company directly or indirectly infringes the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On September 12, 2011 Princeton filed a First Amended Complaint adding additional defendants.

On September 15, 2011, Select Retrieval, LLC (“Select Retrieval”) filed identical complaints for alleged patent infringement against Shutterfly and Tiny Prints as well as 32 other defendants in Select Retrieval, LLC. v. American Apparel, LLC et. al., Civ. No. 3:2011cv02158, in the U.S. District Court for the Southern District of California. On December 9, 2011, Select Retrieval and the Company filed a Joint Motion to Dismiss all claims.

The Company cannot predict the impact, if any, that any of the matters described above for the period ended December 31, 2011 may have on its business, results of operations, financial position, or cash flows. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

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

Note 6 — Stock Based Compensation

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

Tiny Prints 2008 Equity Incentive Plan

In April, 2011, in connection with the acquisition of Tiny Prints, the Company converted and assumed the equity awards granted under the Tiny Prints 2008 Equity Incentive Plan (the “Tiny Prints Plan”)  (See Note 4 – Acquisitions).   Awards granted under the Tiny Prints Plan include ISO, NSO, and restricted share awards, all of which generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years.  Options under this plan will expire if not exercised within 10 years from the date of grant, and options and awards will expire if forfeited due to termination.

Stock Option Activity

A summary of the status of the Company’s stock option plan at December 31, 2011 and changes during the period are presented in the table below (share numbers and aggregate intrinsic value in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2010	3,357	$15.33
Granted	197	46.23
Exercised	(1,998)	11.02
Forfeited, cancelled or expired	(133)	17.25
Increase due to acquisition	1,345	5.35
Balances, December 31, 2011	2,768	$15.71	6.5	$26,143
Options vested and expected to vest at December 31, 2011	2,637	$15.42	6.4	$25,105
Options vested at December 31, 2011	2,188	$13.55	5.9	$21,983

As of December 31, 2010 and 2009, there were 2,716,000 and 3,572,000 options vested, respectively.

During the year ended December 31, 2011, the Company granted stock options to purchase an aggregate of 197,000 shares of common stock with a weighted average grant-date fair value of $20.32 per share. In fiscal years ended December 2010 and 2009, the Company granted stock options to purchase an aggregate of 257,000 and 159,000 shares of common stock, respectively, with a weighted average grant-date value of $10.62 and $6.61 per share, respectively.

In connection with the acquisition of Tiny Prints on April 25, 2011, the Company assumed 1,345,000 stock options with a weighted average grant-date fair value of $49.76.

The total intrinsic value of options exercised during the twelve months ended December 31, 2011, 2010 and 2009 was $78,641,000, $19,721,000 and $3,963,000, respectively. Net cash proceeds from the exercise of stock options were $22,277,000 for the twelve months ended December 31, 2011.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. In the year ended December 31, 2011, the Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. In all prior years, expected volatility also included historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the twelve months ended December 31, 2011, 2010, and 2009, were as follows:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Annual risk free rate of return	1.5%	1.9%	2.3%
Expected volatility	53.3%	51.1%	54.1%
Expected term (years)	4.3	4.5	4.6

Employee stock-based compensation expense recognized during the years ended December 31, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the twelve months ended December 31, 2011, is as follows (share numbers in thousands):

	Restricted Stock Units & Awards	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2010	2,019	$15.76
Granted	1,126	45.20
Vested	(882)	14.08
Forfeited	(358)	33.72
Increase due to acquisition	64	54.64
Awarded and unvested, December 31, 2011	1,969	$31.33
Restricted stock units expected to vest, December 31, 2011	1,496

In connection with the acquisition of Tiny Prints on April 25, 2011, the Company assumed 64,000 RSUs. Also included in the RSU grants for the twelve months ended December 31, 2011, are 155,000 RSUs that have both performance and service vesting criteria (“PBRSU”). The performance criteria are tied to the Company’s 2011 financial performance and the service criteria are consistent with vesting described in the Company's 2006 Equity Incentive Plan. Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. As of December 31, 2011, the performance criteria for these awards was not met and the associated stock-based compensation of $2.3 million recorded in 2011 has been reversed.

During the years ended December 31, 2011 and 2010, the fair value of awards vested were $12,419,000 and $7,703,000, respectively.

At December 31, 2011, the Company had approximately $41.1 million, $55.1 million, and $20.3 million of federal, California and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. A tax windfall is created when the tax deduction associated with stock options exercised and vesting of restricted stock units exceeds the recognized stock-based compensation expense.

At December 31, 2011, the Company had $53,535,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and stock awards that will be recognized over a weighted-average period of approximately two years.

Note 7 — Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2011	2010	2009
Federal:
Current	$5,800	$5,773	$5,440
Deferred	(3,095)	2,247	(2,162)
	2,705	8,020	3,278
State:
Current	1,280	294	977
Deferred	(2,671)	(226)	(741)
	(1,391)	68	236
Total income tax expense (benefit):
Current	7,080	6,067	6,417
Deferred	(5,766)	2,021	(2,903)
	$1,314	$8,088	$3,514

The Company’s actual tax expense differed from the statutory federal income tax rate of 34.0%, as follows:

	December 31,
	2011		2010		2009
Income tax expense at statutory rate	34.0%		34.0%		34.0%
State income taxes	(7.7	) %	1.7%		3.5%
Stock-based compensation	(13.5	) %	(0.4	) %	6.2%
R&D tax credit	(7.2	) %	(2.6	) %	(6.3	) %
Acquisition costs	3.0%		-		-
Other	-		(0.6	) %	0.1%
	8.6%		32.1%		37.5%

At December 31, 2011, the Company had approximately $41.1 million, $55.1 million, and $20.3 million of federal, California, and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2013 for federal and California purposes, respectively, and no sooner than 2022 for the portion related to 15 other state jurisdictions, if not utilized. The Company believes these deferred tax assets will be realized and as such, no valuation allowance has been set up.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards.

The Company also had research and development credit carryforwards of approximately $4.7 million and $4.2 million for federal and state income tax purposes, respectively, at December 31, 2011, $4.7 million and $1.9 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes. The research and development tax credit will expire starting in 2018 for federal and 2023 for Arizona.

The components of the net deferred tax assets as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,979	$1,818
Reserves and other tax benefits	18,457	7,854
Tax credits	3,176	6,128
Other	15	725
Deferred tax assets	23,627	16,525
Deferred tax liabilities:
Depreciation and amortization	(33,192)	(1,629)
Net deferred tax assets / (liabilities)	$(9,565)	$14,896

As of January 1, 2011, the Company had $2,955,000 of unrecognized tax benefits. As of December 31, 2011, the Company booked an additional $1,409,000 for unrecognized tax benefits for fiscal 2011. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the twelve month periods ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Balance of unrecognized tax benefits at January 1	$2,955	$2,179	$1,766
Additions for tax positions of prior years	-	132	-
Additions for tax positions related to current year	1,409	644	551
Reductions for tax positions of prior years	-	-	(138)
Balance of unrecognized tax benefits at December 31	$4,364	$2,955	$2,179

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months. The amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

As of December 31, 2011, the Company is subject to tax in the United States, California, and 15 other jurisdictions. The Company is subject to examination for tax years including and after 1999 for federal, 2004 for California, and 2007 for other jurisdictions.

Note 8 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2011 and 2010, there were no discretionary contributions.

Note 9 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2011 and 2010 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$57,229	$75,764	$76,523	$263,754
Gross profit	$27,683	$35,883	$34,876	$155,286
Net income (loss)	$(7,760)	$(3,650)	$(9,953)	$35,411

Net income (loss) per common share:
Basic	$(0.27)	$(0.11)	$(0.29)	$1.02
Diluted	$(0.27)	$(0.11)	$(0.29)	$0.97

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$45,742	$46,807	$48,958	$166,200
Gross profit	$23,164	$23,628	$24,052	$102,372
Net income (loss)	$(4,731)	$(5,885)	$(4,770)	$32,513

Net income (loss) per common share:
Basic	$(0.18)	$(0.22)	$(0.17)	$1.18
Diluted	$(0.18)	$(0.22)	$(0.17)	$1.09

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2009	$—	23	—	—	$23
Year ended December 31, 2010	$23	168	—	(36)	$155
Year ended December 31, 2011	$155	259	—	(80)	$334

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a) The following documents are filed as part of this annual report:

1. Financial Statements . The consolidated financial statements of Shutterfly, Inc. are incorporated by reference to Part II, Item 8 of this annual report.

2. Financial Statement Schedule . The Valuation and Qualifying Accounts schedule is incorporated by reference to Part II, Item 8 of this annual report.

3. Exhibits . We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: February 10, 2012	By:	/s/ Mark J. Rubash
Mark J. Rubash Senior Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey T. Housenbold, Mark J. Rubash and Brian R. Manca, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ Jeffrey T. Housenbold	President, Chief Executive Officer and Director	February 10, 2012
Jeffrey T. Housenbold	(Principal Executive Officer)

/s/ Mark J. Rubash	Senior Vice President and Chief Financial Officer	February 10, 2012
Mark J. Rubash	(Principal Financial Officer)

/s/ Brian R. Manca	Vice President and Chief Accounting Officer	February 10, 2012
Brian R. Manca	(Principal Accounting Officer)

/s/ Philip A. Marineau	Chairman of the Board of Directors and Director	February 10, 2012
Philip A. Marineau

/s/ Eric J. Keller	Director	February 10, 2012
Eric J. Keller

/s/ Stephen J. Killeen	Director	February 10, 2012
Stephen J. Killeen

/s/ Nancy J. Schoendorf	Director	February 10, 2012
Nancy J. Schoendorf

/s/ Brian T. Swette	Director	February 10, 2012
Brian T. Swette

/s/ James N. White	Director	February 10, 2012
James N. White

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
2.01	Agreement and Plan of Merger, dated as of March 21, 2011, by and among Shutterfly, Inc., Horsley Acquisition Sub I, Inc., Horsley Acquisition Sub II, LLC, Tiny Prints, Inc. and the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Shutterfly’s Current Report on Form 8-K dated March 21, 2011).	8-K	001-33031	March 21, 2011	2.01
3.01	Registrants’ Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Registrant’s Amended and Restated Bylaws.	8-K	001-33031	January 18, 2012	3.01
4.01	Form of Registrant’s common stock certificate.	S-1	333-135426	June 29, 2006	4.01
4.02	Fifth Amended and Restated Investors’ Rights Agreement, dated as of November 11, 2005, by and among the Registrant and certain investors of Registrant.	S-1	333-135426	June 29, 2006	4.02
4.03	Registration Rights Agreement, dated April 25, 2011, by and among Shutterfly, Inc. and the parties thereto.	8-K	001-33031	April 25, 2011	4.01
10.01	Form of Indemnity Agreement.	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.04	Offer letter dated March 25, 2005 for Douglas J. Galen.*	S-1	333-135426	June 29, 2006	10.12
10.05	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.06	Supply Agreement, dated as of April 20, 2007, by and between Registrant and FujiFilm U.S.A, Inc.**	10-Q	001-33031	August 1, 2007	10.18
10.07	Offer letter dated November 27, 2007 for Mark J. Rubash.*	10-K	001-33031	March 10, 2008	10.20
10.08	Lease Agreement, as amended, dated as of December 22, 2006, by and between the Registrant and 3915 Shopton Road, LLC, as amended to date.	10-K	001-33031	March 10, 2008	10.22
10.09	Lease Agreement between Liberty Cotton Center LLC and the Registrant, dated August 22, 2008, as amended on October 29, 2008.	10-Q	001-33031	October 31, 2008	10.02
10.10	Amendment to Offer Letter dated December 26, 2008 for Mark J. Rubash.*	10-K	001-33031	February 24, 2009	10.19
10.11	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.20
10.12	Amendment to Offer Letter dated December 31, 2008 for Douglas J. Galen.*	10-K	001-33031	February 24, 2009	10.21
10.13	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.02
10.14	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.03

10.15	Offer Letter between Company and Peter Elarde, dated August 30, 2001.*	10-Q	001-33031	May 1, 2009	10.04
10.16	Amendment to Offer Letter dated December 30, 2008 for Peter Elarde.*	10-Q	001-33031	May 1, 2009	10.05
10.17	Offer Letter between Company and Neil Day, dated April 17, 2009.*	10-Q	001-33031	July 31, 2009	10.01
10.18	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Registrant and Fuji Photo Film U.S.A., Inc.**	10-Q	001-33031	May 3, 2010	10.01
10.19	Lease Agreement, dated March 18, 2010, by and between the Registrant and Westport Office Park, LLC	10-Q	001-33031	May 3, 2010	10.02
10.20	Offer Letter dated March 21, 2005 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.03
10.21	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.04
10.22	Offer Letter dated December 17, 2007 for Peter Navin.*	10-Q	001-33031	May 3, 2010	10.05
10.23	Amendment to Offer Letter dated December 26, 2008 for Peter Navin.*	10-Q	001-33031	May 3, 2010	10.06
10.24	2006 Equity Incentive Plan, as amended, and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*	10-K	001-33031	February 7, 2011	10.24
10.25	Credit Agreement, dated November 22, 2011, by and among the Company, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A. (“Credit Agreement”).					X
10.26	Shutterfly, Inc. 2011 Quarterly Bonus Plan.*	10-Q	001-33031	May 6, 2011	10.03
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See page 64 of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.
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