Form 10-Q
period 2012-03-31
SHUTTERFLY INC
filed 2012-05-03
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common stock, $0.0001 par value per share	35,762,776

Page Number
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheet	3
Condensed Consolidated Statement of Income	4
Condensed Consolidated Statement of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II - Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities And Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37
Signatures	38
Index to Exhibits	39
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 10.05
EXHIBIT 10.06
EXHIBIT 10.07
EXHIBIT 10.08
EXHIBIT 31.01
EXHIBIT 32.01

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$143,934	$179,915
Accounts receivable, net	13,378	12,997
Inventories	3,699	3,726
Deferred tax asset, current portion	598	598
Prepaid expenses and other current assets	37,073	13,870
Total current assets	198,682	211,106
Property and equipment, net	57,860	54,123
Intangible assets, net	91,244	95,016
Goodwill	340,408	340,408
Deferred tax asset, net of current portion	3,785	3,785
Other assets	7,461	5,448
Total assets	$699,440	$709,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,575	$9,470
Accrued liabilities	30,601	59,271
Deferred revenue	13,178	12,106
Total current liabilities	52,354	80,847
Deferred tax liability	12,700	13,948
Other liabilities	5,949	6,094
Total liabilities	71,003	100,889
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 35,638 and 34,839 shares issued and outstanding on March 31, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	618,547	589,067
Accumulated earnings	9,886	19,926
Total stockholders' equity	628,437	608,997
Total liabilities and stockholders' equity	$699,440	$709,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues	$91,291	$57,229
Cost of net revenues	50,053	29,546
Gross profit	41,238	27,683
Operating expenses:
Technology and development	18,508	13,113
Sales and marketing	27,038	14,265
General and administrative	14,772	13,291
Total operating expenses	60,318	40,669
Loss from operations	(19,080)	(12,986)
Interest expense	(152)	-
Interest and other income, net	7	14
Loss before income taxes	(19,225)	(12,972)
Benefit from income taxes	9,185	5,212
Net loss	$(10,040)	$(7,760)

Net loss per share — basic and diluted	$(0.29)	$(0.27)
Weighted-average shares outstanding — basic and diluted	35,199	28,674

Stock-based compensation is allocated as follows :
Cost of net revenues	$462	$175
Technology and development	2,288	914
Sales and marketing	3,150	1,361
General and administrative	3,717	2,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,040)	$(7,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,011	5,114
Amortization of intangible assets	4,013	719
Stock-based compensation, net of forfeitures	9,617	5,235
Loss/(gain) on disposal of property and equipment	(402)	11
Deferred income taxes	(1,248)	(466)
Tax benefit from stock-based compensation	16,334	15,709
Excess tax benefits from stock-based compensation	(16,334)	(15,709)
Changes in operating assets and liabilities:
Accounts receivable, net	(381)	1,046
Inventories	27	811
Prepaid expenses and other current assets	(23,204)	(19,646)
Other assets	(2,253)	38
Accounts payable	(2,257)	(15,403)
Accrued and other liabilities	(28,916)	(22,072)
Deferred revenue	1,072	(476)
Net cash used in operating activities	(47,961)	(52,849)
Cash flows from investing activities:
Acquisition of intangible assets	-	(400)
Purchases of property and equipment	(5,037)	(3,572)
Capitalization of software and website development costs	(3,072)	(2,318)
Proceeds from sale of equipment	410	20
Net cash used in investing activities	(7,699)	(6,270)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3,345	7,444
Excess tax benefits from stock-based compensation	16,334	15,709
Net cash provided by financing activities	19,679	23,153
Net decrease in cash and cash equivalents	(35,981)	(35,966)
Cash and cash equivalents, beginning of period	179,915	252,244
Cash and cash equivalents, end of period	$143,934	$216,278

Supplemental schedule of non-cash investing activities
Net increase in accrued purchases of property and equipment	$1,462	$1,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is an Internet-based social expression and personal publishing service that enables customers to share, print and preserve their memories by leveraging a technology-based platform and manufacturing processes. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as photo books, greeting cards and stationery and calendars. The Company also provides commercial print services: printing and shipping of direct marketing and other variable data print products and formats. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.

The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

As of March 31, 2012 and December 31, 2011, the Company had cash of $85.2 million and $121.2 million, respectively, and cash equivalents of $58.7 million and $58.7 million, respectively, which are classified in the Level 1 hierarchy.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of March 31, 2012 and December 31, 2011.

The Company is subject to taxation in the United States, California and fifteen other jurisdictions in the United States.

At March 31, 2012, the Company had approximately $41.1 million, $55.1 million, and $20.3 million of federal, California and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2013 for federal and California purposes, respectively, and no sooner than 2022 for the portion related to 15 other state jurisdictions, if not utilized. The Company believes these deferred tax assets will be realized and as such, no valuation allowance has been set up.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company's interim and annual periods beginning January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2012 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2011	2,768	$15.71
Granted	43	27.00
Exercised	(190)	17.63
Forfeited, cancelled or expired	(23)	20.38
Balances, March 31, 2012	2,598	$15.71	6.1	$43,498
Options vested and expected to vest at March 31, 2012	2,500	$15.41	6.0	$42,310
Options vested at March 31, 2012	2,093	$13.28	5.5	$38,053

During the three months ended March 31, 2012, the Company granted options to purchase an aggregate of 43,000 shares of common stock with an estimated weighted-average grant-date fair value of $12.66 per share. The total intrinsic value of options exercised during the three months ended March 31, 2012, was $2,411,000.  Net cash proceeds from the exercise of stock options were $3,345,000 for the three months ended March 31, 2012.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three months ended March 31, 2012 and 2011, the Company calculated volatility using an average of its historical and implied volatilities.  The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Dividend yield	—	—
Annual risk free rate of return	0.9%	2.1%
Expected volatility	58.7%	48.1%
Expected term (years)	4.3	4.5

Employee stock-based compensation expense recognized in the three months ended March 31, 2012 and 2011, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2012, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2011	1,969	$31.33
Granted	1,395	27.60
Vested	(609)	21.13
Forfeited	(72)	34.80
Awarded and unvested, March 31, 2012	2,683	$31.61
Restricted stock units expected to vest, March 31, 2012	2,211

Included in the RSU grants for the three months ended March 31, 2012, are 445,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance criteria are tied to the Company’s 2012 financial performance and the service criteria are consistent with vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At March 31, 2012, the Company had $80,081,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately three years.

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

A summary of the net loss per share for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss per share:
Numerator
Net loss	$(10,040)	$(7,760)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	35,199	28,674
Net loss per share — basic and diluted	$(0.29)	$(0.27)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options and restricted stock units	5,090	4,892

Note 4 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2012	December 31, 2011
	(in thousands)
Intra-period deferred tax asset	$24,271	$-
Prepaid service contracts – current portion	3,767	4,727
Prepaid income taxes	1,956	1,952
Other prepaid expenses and current assets	7,079	7,191
	$37,073	$13,870

Intra-period tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

	March 31, 2012	December 31, 2011
	(in thousands)
Computer and other equipment	$105,806	$102,061
Software	13,625	12,579
Leasehold improvements	9,664	9,559
Furniture and fixtures	3,785	3,762
Capitalized software and website development costs	39,008	35,842
	171,888	163,803
Less: Accumulated depreciation and amortization	(114,028)	(109,680)
Net property and equipment	$57,860	$54,123

Depreciation and amortization expense totaled $6,011,000 and $5,114,000 for the three months ended March 31, 2012 and 2011, respectively.

Accrued Liabilities

	March 31, 2012	December 31, 2011
	(in thousands)
Accrued compensation	$7,251	$5,485
Accrued marketing expenses	5,260	19,072
Accrued production costs	5,143	16,939
Accrued income and sales taxes	4,261	11,106
Accrued consulting	1,443	1,861
Accrued other	7,243	4,808
	$30,601	$59,271

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

On January 31, 2011, the Company filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patents Nos. 6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product. The Complaint asserts that Kodak directly or indirectly infringes the patents, and it seeks unspecified damages and injunctive relief. On March 24, 2011, Kodak filed an answer and counterclaims against the Company. On November 16, 2011, the Company filed its First Amended Complaint to include U.S. Patent No. 7,243,079. On the same day, November 16, 2011, Kodak filed its answer. Upon Kodak’s filing of a Chapter 11 petition on January 19, 2012, Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR was automatically stayed pursuant to provisions of federal bankruptcy law. On January 30, 2012, the Company filed a Notice of Suggestion of Bankruptcy, suggesting that the Company’s counterclaims and affirmative defenses also be automatically stayed.

On September 10, 2011, Princeton Digital Image Corporation (“Princeton”) filed a complaint for alleged patent infringement against the Company and seven other defendants in Princeton Digital Image Corporation v. Facebook, Inc. et al., Civ. No. 2:2011cv00400, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patent No. 4,813,056, which claims, among other things, a method for encoding user’s images. The Complaint asserts that the Company directly or indirectly infringes the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On September 12, 2011 Princeton filed a First Amended Complaint adding additional defendants.  On January 23, 2012, the Company filed its Answer to Princeton’s First Amended Complaint, and on March 12, 2012, the Company filed a Motion to Transfer Venue to the U.S. District Court for the Northern District of California.

The Company cannot predict the impact, if any, that any of the matters described above for the period ended March 31, 2012 may have on its business, results of operations, financial position, or cash flows. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

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

Note 6 — Subsequent Events

On March 1, 2012, the Company entered into an agreement with Eastman Kodak Company (“Kodak”) for the proposed sale of certain assets of its Kodak Gallery online photo services business for $23.8 million.  The terms of the agreement include the transfer of Gallery customer accounts and images in the U.S. and Canada to Shutterfly.  The agreement comprised the initial stalking horse bid in a Court-supervised auction.  Subsequent to the end of the quarter, on April 24, 2012, the Company announced that there were no competing bidders in the $23.8 million stalking horse bid.  On April 30, 2012, the transaction was approved by the bankruptcy court and on May 2, 2012 the transaction closed.

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

On April 16, 2012, we launched Treat.com, a destination that enables users to easily personalize and send unique greeting cards. Our Treat launch signifies our focused expansion into the 1:1 U.S. greeting card market, to complement our existing one-to-many card business.

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

Personalized products and services
Our personalized products and services revenues are derived from the sale of photo-based products, such as photo books, greeting and stationery cards, calendars and other photo-based merchandise and the related shipping revenues. Greeting and stationery card revenue includes all products sold by Tiny Prints. Included in our photo-based merchandise are items such as mugs, mouse pads, desktop plaques and puzzles. Revenue from advertising displayed on our website is also included in PPS revenue.

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

Personalized Products and Services Revenues as Percentage of Net Revenues.    We continue to innovate and improve our personalized products and services and expect the net revenues from these products and services to increase as a percentage of total net revenues as we continue to diversify our product offerings.  Personalized products and services as a percentage of total net revenues was 79% in 2011, 71% in 2010 and 66% in 2009.  We believe that this trend results, in part, from the shift of consumer spending from offline to online outlets, as well as the increasing adoption of personalized, designed content.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment, and legal and accounting fees. Transaction costs related to our acquisition of Tiny Prints are also included in general and administrative expense in 2011. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.

Interest Expense.      Interest expense consists of costs associated with our 5-year syndicated line of credit facility that became effective in November 2011.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended March 31,
	2012	2011
Net revenues	100%	100%
Cost of net revenues	55	52
Gross profit	45	48
Operating expenses:
Technology and development	20	23
Sales and marketing	30	25
General and administrative	16	23
Total operating expenses	66	71
Loss from operations	(21)	(23)
Interest expense	0	0
Interest and other income, net	0	0
Loss before income taxes	(21)	(23)
Benefit from income taxes	10	9
Net loss	(11)%	(14)%

Comparison of the Three Month Periods Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in thousands)
Net Revenues
Personalized products and services	$70,165	$40,799	$29,366	72%
Prints	14,944	14,153	791	6
Commercial printing services	6,182	2,277	3,905	171
Total net revenues	91,291	57,229	34,062	60
Cost of net revenues	50,053	29,546	20,507	69
Gross profit	$41,238	$27,683	$13,555	49%
Percentage of net revenues	45%	48%	—	—

Net revenues increased $34.1 million, or 60%, for the three months ended March 31, 2012 as compared to the same period in 2011.  PPS revenues increased $29.4 million, or 72%, to $70.2 million in the three months ended March 31, 2012 compared to the same period in 2011. The increase in PPS is primarily a result of increased sales of greeting and stationery cards and photo books; including $23.2 million of net revenues from the sales of Tiny Prints products.   Print revenue increased $0.8 million, or 6%, to $14.9 million in the three months ended March 31, 2012 compared to the same period in 2011. In terms of product mix, PPS represented 77% and Prints represented 16% of revenue in the three months ended March 31, 2012.  This compares to 71% and 25% in the same period in 2011.    Revenue from our commercial print initiative increased $3.9 million, or 171%, to $6.2 million for the three months ended March 31, 2012, and represented 7% of our total net revenues compared to 4% for the same period in 2011.

For Shutterfly and Tiny Prints (on a pro forma basis), net revenue increases were also the result of year-over-year increases in customers and orders.  Average order value was down year-over-year reflecting a discount intensive environment during the first quarter of 2012.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Shutterfly	(in thousands, except AOV amounts)
Customers	1,582	1,336	246	18%
Orders	2,518	2,063	455	22%
Average order value (excluding commercial print revenues)	$24.60	$26.64	$(2.04)	(8)%

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Tiny Prints	(in thousands, except AOV amounts)
Customers	231	197	34	17%
Orders	322	249	73	29%
Average order value (excluding one-to-one greeting cards)	$96.92	$98.23	$(1.31)	(1)%

Cost of net revenues increased $20.5 million, or 69%, for the three months ended March 31, 2012 as compared to the same period in 2011. As a percentage of net revenues, cost of net revenues increased to 55% in the three months ended March 31, 2012 from 52% in the same period in 2011, which decreased gross margin to 45% in the three months ended March 31, 2012 from 48% in the same period in 2011. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, increased headcount and greater third-party fulfillment costs associated with Tiny Prints products. These costs were partially offset by favorable changes in product mix and cost efficiencies in manufacturing.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in thousands)
Technology and development	$18,508	$13,113	$5,395	41%
Percentage of net revenues	20%	23%	-	-
Sales and marketing	$27,038	$14,265	$12,773	90%
Percentage of net revenues	30%	25%	-	-
General and administrative	$14,772	$13,291	$1,481	11%
Percentage of net revenues	16%	23%	-	-

Our technology and development expense increased $5.4 million, or 41%, for the three months ended March 31, 2012, compared to the same period in 2011, primarily as a result of our acquisition of Tiny Prints in April 2011. As a percentage of net revenues, technology and development expense decreased to 20% for the three months ended March 31, 2012 from 23% for the same period in 2011. The increase in technology and development expense was primarily due to an increase of $3.1 million related to personal and related costs for employees, reflecting the addition of the Tiny Prints technology team.  The overall increase was also due to an increase of $1.5 million of stock based compensation, an increase of $0.8 million related to professional consultants to support website development and infrastructure, an increase of $0.6 million related to facilities costs, and an increase of $0.3 million in depreciation expense. These factors were partially offset by an increase of $0.8 million in website development costs capitalized in the current period compared to the same period in the prior year.

At March 31, 2012, headcount in technology and development increased by 53% compared to March 31, 2011, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency.  In addition, the increase in headcount is also the result of the completion of our acquisition of Tiny Prints in April 2011.  In the three months ended March 31, 2012, we capitalized $3.1 million in eligible salary and consultant costs, including $0.2 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $2.3 million, which included $0.1 million of stock-based compensation capitalized in the three months ended March 31, 2011.  We expect this trend to continue in 2012, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $12.8 million, or 90%, in the three months ended March 31, 2012 compared to the same period in 2011. The increase in sales and marketing expense was primarily due to an increase of $5.9 million related to expanded online marketing campaigns.  The increase is also attributable to an increase of $2.5 million in personnel and related costs associated with the expansion of our internal marketing team including the addition of Tiny Prints headcount, an increase of $1.8 million in stock-based compensation and a $2.5 million increase in intangible asset amortization primarily from the Tiny Prints acquisition. As a percentage of net revenues, total sales and marketing expense increased to 30% in the three months ended March 31, 2012 from 25% for the same period in 2011. Excluding stock-based compensation and amortization of intangibles, sales and marketing expense was 23% of net revenues for the three months ended March 31, 2012, and approximately in line with 22% of net revenues in the same period of 2011.

Our general and administrative expense increased $1.5 million, or 11%, in the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of our acquisition of Tiny Prints in April 2011.  As a percentage of net revenues, total general and administrative expense decreased to 16% in the three months ended March 31, 2012 from 23% for the comparable period in 2011. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $1.3 million as a result of increased headcount and an increase in stock-based compensation of $0.9 million.  We also incurred an increase in credit card fees of $0.6 million which was driven by the increase in consumer product revenue as compared to the prior year.  These increases were partially offset by a decrease in professional fees of $1.4 million which was largely due to transaction costs related to our acquisition of Tiny Prints incurred in the three months ended March 31, 2011.

	Three Months Ended March 31 ,
	2012	2011	Change
	(in thousands)
Interest expense	$(152)	$-	$(152)
Interest and other income, net	$7	$14	$(7)

Interest expense increased in the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to origination and ongoing commitment fees from our 5-year syndicated line of credit facility that became effective in November 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Income tax benefit	$9,185	$5,212
Effective tax rate	48%	40%

The benefit for income taxes was $9.2 million for the three months ended March 31, 2012, compared to a benefit of $5.2 million for the three months ended March 31, 2011.  Our effective tax rate was 48% in the three months ended March 31, 2012, compared to 40% in the same period in 2011, and includes the impact of disqualifying dispositions of incentive stock options.

At March 31, 2012, we had approximately $41.1 million, $55.1 million, and $20.3 million of federal, California, and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2013 for federal and California purposes, respectively, and no sooner than 2022 for the portion related to 15 other state jurisdictions, if not utilized.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in thousands)
Loss before income taxes	$(19,225)	$(12,972)	$(6,253)	48%
Net loss	$(10,040)	$(7,760)	$(2,280)	29%
Percentage of net revenues	(11)%	(14)%	—	—

Net loss increased by $2.3 million for the three months ended March 31, 2012 as compared to the same period in 2011. As a percentage of net revenues, net loss was 11% and 14% for the three months ended March 31, 2012 and March 31, 2011, respectively.

Liquidity and Capital Resources

At March 31, 2012, we had $143.9 million of cash and cash equivalents. In addition, to supplement our overall liquidity position, we entered into a 5-year senior secured syndicated credit facility to provide up to $125.0 million in additional capital resources. As of March 31, 2012, no amounts have been drawn against this facility.

Below is our cash flow activity for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$5,037	$3,572
Capitalization of software and website development costs	3,072	2,318
Depreciation and amortization	10,024	5,833
Cash flows used in operating activities	(47,961)	(52,849)
Cash flows used in investing activities	(7,699)	(6,270)
Cash flows provided by financing activities	19,679	23,153

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

On April 5, 2012, we paid $2.4 million in cash into an escrow account related to our bid to acquire certain assets of Eastman Kodak Company’s Kodak Gallery online photo service as further discussed in Note 6 – Subsequent Events.  We anticipate using an additional $16.6 million in cash to close this acquisition during the second quarter of 2012, and upon completion of the migration period, make a final payment of $4.8 million.

We anticipate that total 2012 capital expenditures will range from 8.0% to 9.0% of our expected net revenues in 2012.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. These expenditures will also be used to purchase additional storage and computer infrastructure to support the migration of Kodak Gallery’s customer accounts and images. An increasing component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures, by category for the three months ended March 31, 2012 and 2011 including the change in accrued purchases of property and equipment of $1.5 million and $1.9 million, respectively (in thousands):
	Three Months Ended March 31,
	2012	2011
Technology equipment and software	$2,521	$3,762
Percentage of total capital expenditures	26%	48%
Manufacturing equipment and building improvements	3,978	1,684
Percentage of total capital expenditures	42%	22%
Capitalized technology and development costs	3,072	2,318
Percentage of total capital expenditures	32%	30%
Total Capital Expenditures	$9,571	$7,764
Total Capital Expenditures percentage of net revenues	10%	14%

During the three months ended March 31, 2012, as we continued to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency, the percentage of total capital expenditures associated with website and product development has increased to 32% in the three months ended March 31, 2012 from 30% in the comparable period in 2011.

Operating Activities. For the three months ended March 31, 2012, net cash used in operating activities was $48.0 million, primarily due to our net loss of $10.0 million and the net change in operating assets and liabilities of $55.9 million.  The net change in operating assets and liabilities is primarily a result of the seasonality of our business which requires us to use cash flows in the first fiscal quarter of the year to settle liabilities incurred during the high-volume fourth quarter of fiscal 2011.  Net cash used in operating activities was adjusted for non-cash items including $9.6 million of stock-based compensation, $6.0 million of depreciation and amortization expense and $4.0 million of amortization of intangible assets.

For the three months ended March 31, 2011, net cash used in operating activities was $52.8 million, primarily due to our net loss of $7.8 million and the net change in operating assets and liabilities of $55.7 million.  The net change in operating assets and liabilities is primarily a result of the seasonality of our business which requires us to use cash flows in the first fiscal quarter of the year to settle liabilities incurred during the high-volume fourth quarter of fiscal 2010.  Net cash used in operating activities was adjusted for non-cash items including $5.1 million of depreciation and amortization expense and $5.2 million of stock-based compensation. Another non-cash item included in operating activities is $0.7 million of amortization of intangible assets.

Investing Activities. For the three months ended March 31, 2012, net cash used in investing activities was $7.7 million.  We used $5.0 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $3.1 million of capitalized software and website development.  Additionally, we received $0.4 million from the sale of equipment.

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

Financing Activities. For the three months ended March 31, 2012, net cash provided by financing activities was $19.7 million, primarily from $3.3 million of proceeds from issuance of common stock from the exercise of options and $16.3 million from excess tax benefit from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net Revenues	$91,291	$57,229

Non-GAAP Adjusted EBITDA	561	(1,918)
EBITDA percentage of net revenues	1%	(3)%

Free cash flow	(9,010)	(9,682)
Free cash flow percentage of net revenues	(10)%	(17)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business.  For the three months ended March 31, 2012 and 2011, our adjusted EBITDA was $0.6 million and ($1.9) million, respectively. This favorable EBITDA performace was driven largely by revenue growth combined with disciplined operational efficiency. During the three months ended March 31, 2012 and 2011, we experienced negative free cash flows of $9.0 million and $9.7 million, respectively. However, during the fiscal year, we take steps designed to preserve the opportunity to achieve full year positive free cash flows.

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

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure for the three months ended March 31, 2012 and 2011 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended March 31,
	2012	2011
Net loss	$(10,040)	$(7,760)
Add back:
Interest expense	152	-
Interest and other income, net	(7)	(14)
Tax benefit	(9,185)	(5,212)
Depreciation and amortization	10,024	5,833
Stock-based compensation expense	9,617	5,235
Non-GAAP Adjusted EBITDA	$561	$(1,918)

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(47,961)	$(52,849)
Add back:
Interest expense	152	-
Interest and other income, net	(7)	(14)
Tax benefit	(9,185)	(5,212)
Changes in operating assets and liabilities	55,912	55,702
Other adjustments	1,650	455
Non-GAAP Adjusted EBITDA	$561	$(1,918)
Less:
Purchases of property and equipment, including accrual amounts	(6,499)	(5,446)
Capitalized technology & development costs	(3,072)	(2,318)
Free cash flow	$(9,010)	$(9,682)

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for our interim and annual periods beginning January 1, 2012. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2011, Princeton Digital Image Corporation (“Princeton”) filed a complaint for alleged patent infringement against us and seven other defendants in Princeton Digital Image Corporation v. Facebook, Inc. et al., Civ. No. 2:2011cv00400, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patent No. 4,813,056, which claims, among other things, a method for encoding user’s images. The Complaint asserts that we directly or indirectly infringe the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On September 12, 2011 Princeton filed a First Amended Complaint adding additional defendants.  On January 23, 2012, we filed our Answer to Princeton’s First Amended Complaint, and on March 12, 2012, we filed a Motion to Transfer Venue to the U.S. District Court for the Northern District of California.

We cannot predict the impact, if any, that any of the matters described above for the period ended March 31, 2012 may have on our business, results of operations, financial position, or cash flows. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, we are not able to estimate any amount of loss or range of loss.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. For the last three years ended December 31, 2011, 2010, and 2009, our capital expenditures were approximately 7% of net revenues. We anticipate that total 2012 capital expenditures will range from 8.0% to 9.0% of 2012 net revenues. Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure, specifically for 4x6 prints, in order to remain competitive. Most of our other products, including photo books, calendars, cards and stationery and other photo merchandise, are also offered by our competitors. During the fourth quarter of 2011, many of these competitors discounted those products at an unprecedented level. As a result, we also changed our discounting strategy, which impacted our acquisition of new customers, average order value, net revenues, gross margin, and our EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. For example, our former chief financial officer resigned effective February 24, 2012. A lack of management continuity could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, we must successfully integrate our new chief financial officer and changes in this and other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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

In order to attract and retain key personnel, in 2010 we amended our 2006 Equity Incentive Plan to provide for automatic increases through 2013 of the number of shares issuable under it and we may need to grant inducement equity awards outside of the plan, which would dilute the ownership of our existing stockholders.

At the 2010 annual meeting, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to renew its “evergreen” provision. According to the amendment, the number of shares available for issuance under the 2006 Plan automatically increase as follows: (i) on January 1, 2011 by 3.5% of the number of the Company’s common stock issued and outstanding on December 31, 2010; (ii) on January 1, 2012 by 3.3% of the number of the Company’s common stock issued and outstanding on December 31, 2011, and (iii) on January 1, 2013 by 3.1% of the number of the Company’s common stock issued and outstanding on December 31, 2012. In addition, in order to attract key personnel, the Board authorized 380,000, 135,100 and 200,000 additional inducement stock option grants and restricted stock awards to supplement our 2006 Plan, which were granted in 2007, 2008 and 2009, respectively. Inducement stock options and awards are granted to certain employees upon hire and do not require stockholder approval. In the future, attracting key personnel may require a level of option grants in excess of the amount available in our 2006 Plan. The increase of the shares available for issuance under the 2006 Plan and grants of awards from it, as well as further inducement equity awards outside of the 2006 Plan, will cause dilution to our stockholders.

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

We currently outsource some of our customer service activities and some of our production of print and photo-based products to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

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

As of March 31, 2012, Shutterfly had 47 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and "Treat." We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas and Treat trademarks in our major markets of the United States and Canada as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly or Tiny Prints or one of our other marks. The Shutterfly and Tiny Prints brands are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brands and substantially harm our business and results of operations.

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

For example, in September of 2011, two patent infringement lawsuits were filed against us. The one filed against us by Select Retrieval LLC was dismissed with prejudice and the other filed by Princeton Digital Image Corporation in the U.S. District Court for the Eastern District of Texas, Tyler Division is still pending. In 2010, two more patent infringement lawsuits were filed against us, one of which -- Express Card Systems, LLC -- was dismissed without prejudice of all claims and the other of which, filed by Eastman Kodak Company (“Kodak”), is still pending. In light of Kodak's Chapter 11 proceeding, we have requested the Court stay the entirely of this case.

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

We currently are the registrant of the Internet domain name for our websites, Shutterfly.com, TinyPrints.com and WeddingPaperDivas.com as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly, TinyPrints or WeddingPaperDivas in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.

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

The online market for digital photography products and services is less developed than the online market for other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who historically have used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to attract additional online consumers to our website and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. Significant resources and management oversight are required to design, document, test, implement and monitor internal control over relevant processes and to remediate any deficiencies. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts also involve substantial accounting related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2012 Quarterly Bonus Plan.
10.02	Shutterfly, Inc. Executive Stock Ownership Guidelines
10.03
Amendment Number 3 to Offer Letter, dated February 17, 2012, by and between Shutterfly, Inc. and Jeffrey Housenbold (incorporated by reference to Exhibit 10.01 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.04
Amendment Number 2 to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Dan McCormick (incorporated by reference to Exhibit 10.02 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.05
Amendment Number 2 to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Dwayne Black (incorporated by reference to Exhibit 10.03 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.06
Amendment Number 2 to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Peter Navin (incorporated by reference to Exhibit 10.04 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.07
Amendment Number 2 to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Peter Elarde (incorporated by reference to Exhibit 10.05 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.08
Amendment to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Neil Day, Jr. (incorporated by reference to Exhibit 10.06 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: May 2, 2012	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Dated: May 2, 2012	By:	/s/ Brian R. Manca
Brian R. Manca
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2012 Quarterly Bonus Plan.
10.02	Shutterfly, Inc. Executive Stock Ownership Guidelines
10.03
Amendment Number 3 to Offer Letter, dated February 17, 2012, by and between Shutterfly, Inc. and Jeffrey Housenbold (incorporated by reference to Exhibit 10.01 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.04
Amendment Number 2 to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Dan McCormick (incorporated by reference to Exhibit 10.02 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.05
Amendment Number 2 to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Dwayne Black (incorporated by reference to Exhibit 10.03 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.06
Amendment Number 2 to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Peter Navin (incorporated by reference to Exhibit 10.04 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.07
Amendment Number 2 to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Peter Elarde (incorporated by reference to Exhibit 10.05 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

10.08
Amendment to Offer Letter, dated February 16, 2012, by and between Shutterfly, Inc. and Neil Day, Jr. (incorporated by reference to Exhibit 10.06 to Shutterfly’s Current Report on Form 8-K dated February 21, 2012).

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

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