Form 10-Q
period 2012-06-30
SHUTTERFLY INC
filed 2012-07-31
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or
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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2012
Common stock, $0.0001 par value per share	35,991,646

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$118,083	$179,915
Accounts receivable, net	11,110	12,997
Inventories	3,884	3,726
Deferred tax asset, current portion	598	598
Prepaid expenses and other current assets	43,320	13,870
Total current assets	176,995	211,106
Property and equipment, net	66,361	54,123
Intangible assets, net	114,588	95,016
Goodwill	342,046	340,408
Deferred tax asset, net of current portion	4,075	3,785
Other assets	5,186	5,448
Total assets	$709,251	$709,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,356	$9,470
Accrued liabilities	31,933	59,271
Deferred revenue	13,584	12,106
Total current liabilities	58,873	80,847
Deferred tax liability	12,403	13,948
Other liabilities	5,736	6,094
Total liabilities	77,012	100,889
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 35,958 and 34,839 shares issued and outstanding on June 30, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	631,859	589,067
Accumulated earnings	376	19,926
Total stockholders' equity	632,239	608,997
Total liabilities and stockholders' equity	$709,251	$709,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenues	$99,020	$75,764	$190,311	$132,993
Cost of net revenues	50,710	39,881	100,763	69,427
Gross profit	48,310	35,883	89,548	63,566
Operating expenses:
Technology and development	20,930	16,971	39,438	30,084
Sales and marketing	30,002	24,930	57,040	39,195
General and administrative	15,164	15,522	29,936	28,813
Total operating expenses	66,096	57,423	126,414	98,092
Loss from operations	(17,786)	(21,540)	(36,866)	(34,526)
Interest expense	(156)	-	(308)	-
Interest and other income, net	9	6	16	20
Loss before income taxes	(17,933)	(21,534)	(37,158)	(34,506)
Benefit from income taxes	8,422	17,884	17,607	23,096
Net loss	$(9,511)	$(3,650)	$(19,551)	$(11,410)

Net loss per share - basic and diluted	$(0.27)	$(0.11)	$(0.55)	$(0.37)

Weighted-average shares outstanding - basic and diluted	35,812	33,160	35,506	30,917

Stock-based compensation is allocated as follows:
Cost of net revenues	$443	$754	$905	$929
Technology and development	2,675	2,752	4,963	3,666
Sales and marketing	2,745	4,156	5,895	5,517
General and administrative	3,663	4,437	7,380	7,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(19,551)	$(11,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,741	10,786
Amortization of intangible assets	9,103	4,206
Stock-based compensation, net of forfeitures	19,143	17,334
Loss/(gain) on disposal of property and equipment	(622)	11
Deferred income taxes	(2,785)	-
Tax benefit from stock-based compensation	16,135	11,585
Excess tax benefits from stock-based compensation	(16,135)	(11,607)
Changes in operating assets and liabilities:
Accounts receivable, net	1,887	185
Inventories	(159)	1,311
Prepaid expenses and other current assets	(29,440)	(38,149)
Other assets	(211)	(887)
Accounts payable	2,880	(20,786)
Accrued and other liabilities	(33,086)	(20,787)
Deferred revenue	1,478	194
Net cash used in operating activities	(38,622)	(58,014)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(24,077)	(134,036)
Purchases of property and equipment	(17,193)	(9,064)
Capitalization of software and website development costs	(5,873)	(5,044)
Proceeds from sale of equipment	682	20
Net cash used in investing activities	(46,461)	(148,124)
Cash flows from financing activities:
Principal payments of capital lease obligations	-	(5)
Proceeds from issuance of common stock upon exercise of stock options	7,116	18,227
Excess tax benefits from stock-based compensation	16,135	11,607
Net cash provided by financing activities	23,251	29,829
Net decrease in cash and cash equivalents	(61,832)	(176,309)
Cash and cash equivalents, beginning of period	179,915	252,244
Cash and cash equivalents, end of period	$118,083	$75,935

Supplemental schedule of non-cash investing activities
Net increase in accrued purchases of property and equipment	$1,570	$193
Amount due from adjustment of net working capital from acquired business	-	426
Remaining amount due for acquisition of intangible assets	4,760	-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.

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

As of June 30, 2012 and December 31, 2011, the Company had cash of $59.4 million and $121.2 million, respectively, and cash equivalents of $58.7 million and $58.7 million, respectively, which are classified in the Level 1 hierarchy.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of June 30, 2012 and December 31, 2011.

The Company is subject to taxation in Israel, the United States, California and fifteen other jurisdictions in the United States.

At June 30, 2012, the Company had approximately $41.1 million, $55.1 million, and $20.3 million of federal, California and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2015 for federal and California purposes, respectively, and no sooner than 2022 for the portion related to 15 other state jurisdictions, if not utilized. The Company believes these deferred tax assets will be realized and as such, no valuation allowance has been set up.

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

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and six months ended June 30, 2012 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2011	2,768	$15.71
Granted	43	27.00
Exercised	(190)	17.63
Forfeited, cancelled or expired	(23)	20.38
Balances, March 31, 2012	2,598	$15.71	6.1	$43,498
Granted	19	27.81
Exercised	(177)	21.35
Forfeited, cancelled or expired	(37)	24.68
Balances, June 30, 2012	2,403	$15.26	6.1	$39,909
Options vested and expected to vest at June 30, 2012	2,320	$14.90	6.0	$39,064
Options vested at June 30, 2012	1,982	$12.69	5.6	$36,188

During the three months ended June 30, 2012, the Company granted options to purchase an aggregate of 19,000 shares of common stock with an estimated weighted-average grant-date fair value of $13.31 per share. The total intrinsic value of options exercised during the three months ended June 30, 2012, was $1,453,000.  Net cash proceeds from the exercise of stock options were $3,771,000 for the three months ended June 30, 2012.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and six months ended June 30, 2012 and 2011, the Company calculated volatility using an average of its historical and implied volatilities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Annual risk free rate of return	0.8%	1.9%	0.9%	2.1%
Expected volatility	60.6%	53.9%	59.3%	49.1%
Expected term (years)	4.3	4.3	4.3	4.4

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2012 and 2011, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three and six months ended June 30, 2012, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2011	1,969	$31.33
Granted	1,395	27.60
Vested	(609)	21.13
Forfeited	(72)	34.80
Awarded and unvested, March 31, 2012	2,683	$31.61
Granted	370	26.67
Vested	(144)	22.06
Forfeited	(81)	37.63
Awarded and unvested, June 30, 2012	2,828	$31.28
Restricted stock units expected to vest, June 30, 2012	2,329

Included in the restricted stock unit activity above, and in connection with the acquisition of Photoccino on May 25, 2012, the Company granted 146,000 RSUs to certain employees of Photoccino. These awards vest annually over a three year period based on continued employment.

Also, included in the RSU grants for the six months ended June 30, 2012, are 445,000 RSUs that have both performance and service vesting criteria (“PBRSU”).  The performance criteria are tied to the Company’s 2012 financial performance and the service criteria are consistent with vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At June 30, 2012, the Company had $77,399,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately three years.

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

A summary of the net loss per share for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss per share:
Numerator
Net loss	$(9,511)	$(3,650)	$(19,551)	$(11,410)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	35,812	33,160	35,506	30,917
Net loss per share — basic and diluted	$(0.27)	$(0.11)	$(0.55)	$(0.37)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options and restricted stock units	5,206	5,605	5,148	5,966

Note 4 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2012	December 31, 2011
	(in thousands)
Intra-period deferred tax asset	$30,982	$-
Prepaid service contracts – current portion	5,440	4,727
Prepaid income taxes	1,020	1,952
Other prepaid expenses and current assets	5,878	7,191
	$43,320	$13,870

Intra-period tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

	June 30, 2012	December 31, 2011
	(in thousands)
Computer and other equipment	$111,606	$102,061
Software	15,656	12.579
Leasehold improvements	9,750	9,559
Furniture and fixtures	3,797	3,762
Capitalized software and website development costs	42,029	35,842
	182,838	163,803
Less: Accumulated depreciation and amortization	(116,477)	(109,680)
Net property and equipment	$66,361	$54,123

Depreciation and amortization expense totaled $6,730,000 and $5,672,000 for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization expense totaled $12,741,000 and $10,786,000 for the six months ended June 30, 2012 and 2011, respectively.

Accrued Liabilities

	June 30, 2012	December 31, 2011
	(in thousands)
Accrued compensation	$7,362	$5,485
Accrued marketing expenses	5,443	19,072
Accrued income and sales taxes	4,503	11,106
Accrued production costs	3,703	16,939
Accrued consulting	1,549	1,861
Accrued other	9,373	4,808
	$31,933	$59,271

Included in Accrued other is the remaining payment of $4.8 million which is due upon completion of the transition of Kodak Gallery customer accounts and images.

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

In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense. The Company monitors developments in these legal matters that could affect the estimate it has previously accrued.  There are no amounts accrued which the Company believes would be material to its financial position and results of operations.

Note 6 — Acquisitions

Purchased Intangible Assets

Eastman Kodak Gallery Assets

On March 1, 2012, the Company entered into an agreement with Eastman Kodak Company (“Kodak”) for the proposed sale of certain assets of its Kodak Gallery online photo services business for $23.8 million through a court-supervised auction process. On April 30, 2012, the transaction was approved by the bankruptcy court and on May 2, 2012 the transaction closed.  The Company paid $19.0 million as of June 30, 2012 and the remaining $4.8 million is to be paid at the end of the transition period, but not later than nine months from the acquisition date.  This acquisition was accounted for as an asset acquisition and as such the Company has capitalized transaction costs of approximately $0.6 million, for a total purchase price of $24.4 million.  The purchase price was allocated to a single asset, customer list, which will be amortized over its useful life of four years.

Business Combination

Photoccino Ltd.

On May 25, 2012, the Company acquired Photoccino Ltd. (“Photoccino”) for a total aggregate cash purchase price of $4.6 million. Photoccino has developed technologies for photo ranking, analysis and organization which will allow customers to more efficiently organize and select the best photos from their archives so they can quickly and easily create photo books, calendars, cards, and photo gifts. Photoccino’s technology applies proprietary algorithms to analyze and evaluate the quality and content of photos, ranks them, and automatically creates photo products using the customer’s best images. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. In addition, restricted stock awards were granted to certain Photoccino employees contingent upon their continued employment for a period of three years and will be recorded as stock-based compensation over the vesting period.

Of the total purchase price, $3.0 million was allocated to developed technology and is being amortized over an estimated useful life of five years, $0.7 million was allocated to in-process research and development, and $80,000 was allocated to non-compete agreements with the founders which will be amortized over an estimated useful life of two years. The assets and liabilities acquired totaled approximately $0.1 million. The remaining excess purchase price of approximately $0.7 million was allocated to goodwill primarily representing the assembled workforce. In addition, $950,000 was recorded as a deferred tax liability representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company’s acquisition of Photoccino. Photoccino’s results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2012, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We are building four trusted lifestyle brands:  Shutterfly, Tiny Prints, Wedding Paper Divas, and Treat.  We have operated the Shutterfly.com brand since inception in 1999.  In 2011, we acquired Tiny Prints, Inc. a privately-held company based in Sunnyvale, California that operated tinyprints.com and weddingpaperdivas.com, two growing ecommerce brands primarily offering stylish cards, invitations and personalized stationery.  On April 16, 2012, we launched Treat.com, a destination that enables users to easily personalize and send unique greeting cards. Our Treat launch signifies our focused expansion into the one-to-one U.S. greeting card market, to complement our existing one-to-many card business.  And in May 2012, we acquired the customer accounts and images of Kodak Gallery’s online photo service through a bankruptcy court supervised auction.  In July 2012, we began the process to transfer the more than five billion Kodak Gallery customer photos onto the Shutterfly technology platform.

In addition, on May 25, 2012, we acquired Photoccino Ltd. (“Photoccino”), a privately-held company based in Haifa, Israel, which has developed ground breaking technologies for photo ranking, analysis and organization which will allow customers to more efficiently organize and select the best photos from their ever-increasing archives so they can quickly and easily create photo books, calendars, cards, and photo gifts. Photoccino’s technology applies proprietary algorithms to analyze and evaluate the quality and content of photos, ranks them, and automatically creates photo products using the customer’s best images.  We expect to integrate the Photoccino technology into the products and services that our brands offer.

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

Our customers are a central part of our business model. They generate most of the content on our service by uploading their photos and storing their memories. In addition, they share their photos electronically with their friends and families, extending and endorsing our brand and creating a sense of community. Finally, by giving our branded products to colleagues, friends and loved ones throughout the year, customers reinforce our brands. Through these various activities, our customers create a viral network of new users and customers.

In addition to driving lower customer acquisition costs through viral marketing, our customers provide input on new features, functionalities and products. Close, frequent customer interactions, coupled with significant investments in sophisticated integrated marketing programs, enable us to fine-tune and tailor our promotions and website presentation to specific customer segments. Consequently, customers are presented with a highly personalized shopping experience, which helps foster a unique and deep relationship with our brands.

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

Basis of Presentation

Net Revenues.      In the second quarter of 2012, we changed the categories within net revenues by consolidating our Personalized Products and Services (PPS) and Prints revenue into a single category called Consumer. We have also renamed our Commercial Printing net revenue category as Enterprise. Our net revenues are now comprised of sales generated from Consumer and Enterprise categories. All prior periods included below now reflect the new presentation of net revenues categories.

Consumer
Our Consumer revenues include sales from all of our brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, and the related shipping revenues.  Included in our photo-based merchandise are items such as mugs, mouse pads, desktop plaques and puzzles.  Photo prints consist of wallet, 4x6, 5x7, 8x10, and large format sizes.  Revenue from advertising displayed on our website is also included in Consumer revenues.

Enterprise
Our Enterprise revenues are primarily from variable, four-color direct marketing collateral manufactured and fulfilled for business customers.  We continue to focus our efforts in expanding our presence in this market.

All of our Consumer revenue is recorded net of estimated returns, promotions redeemed by customers and other discounts. Customers place orders through our website and pay primarily using credit cards.  Advertising and Enterprise customers are invoiced upon fulfillment.

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

To further understand net revenue trends in our Consumer category, we monitor several key metrics including, total customers, number of orders, and average order value.  In the second quarter of 2012, we changed our disclosures of these metrics to be the aggregate of all customers and orders across all our Consumer brands, instead of our previous, separate disclosures of Shutterfly and Tiny Prints customers and orders.  As a result, our average order value metric is also presented in the aggregate for all brands.

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

Average Order Value.     Average order value is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period.

The table below highlights the trends of each of these aggregated metrics, as they are now presented, for the last four quarters covering the period since the Tiny Prints acquisition.  In addition, we have provided pro forma metrics covering the three month period ended June 30, 2011 as the acquisition of Tiny Prints closed on April 25, 2011.

	Three Months Ended
	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	Jun. 30, 2012
	(Pro-Forma)
	(in thousands, except AOV amounts)
Customers	1,668	1,600	3,226	1,880	1,894
Orders	2,597	2,577	5,190	2,840	2,978
Average order value	$30.33	$28.18	$49.93	$29.97	$31.70

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment, and legal and accounting fees. Transaction costs are also included in general and administrative expense. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All of the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	100%	100%	100%	100%
Cost of net revenues	51%	53%	53%	52%
Gross profit	49%	47%	47%	48%
Operating expenses:
Technology and development	21%	22%	21%	23%
Sales and marketing	30%	33%	30%	29%
General and administrative	16%	20%	16%	22%
Total operating expenses	67%	75%	67%	74%
Loss from operations	(18)%	(28)%	(20)%	(26)%
Interest expense	0%	0%	0%	0%
Interest and other income, net	0%	0%	0%	0%
Loss before income taxes	(18)%	(28)%	(20)%	(26)%
Benefit from income taxes	8%	23%	10%	17%
Net loss	(10)%	(5)%	(10)%	(9)%

Comparison of the Three Month Periods Ended June 30, 2012 and 2011

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$94,422	$73,022	$21,400	29%
Enterprise	4,598	2,742	1,856	68
Total net revenues	99,020	75,764	23,256	31
Cost of net revenues	50,710	39,881	10,829	27
Gross profit	$48,310	$35,883	$12,427	35%
Percentage of net revenues	49%	47%	—	—

Net revenues increased $23.3 million, or 31% for the three months ended June 30, 2012 as compared to the same period in 2011. Consumer net revenues increased $21.4 million or 29% in the three months ended June 30, 2012 compared to the same period in 2011.  The increase in Consumer revenue is primarily a result of increased sales of greeting and stationery cards and photo books.  The increase in Consumer revenue is also a result of the addition of Tiny Prints sales during the three months ended June 30, 2012 while the three months ended June 30, 2011 only included Tiny Prints sales from April 25 to June 30, 2011. Enterprise revenues increased $1.9 million or 68% in the three months ended June 30, 2012 compared to the same period in 2011.

On a pro forma basis (as the acquisition of Tiny Prints was completed on April 25, 2011), Consumer net revenue increases were also the result of year-over-year increases in our key metrics as outlined below.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	1,894	1,668	226	14%
Orders	2,978	2,597	381	15%
Average order value	$31.70	$30.33	$1.37	5%

Cost of net revenues increased $10.8 million, or 27%, for the three months ended June 30, 2012 as compared to the same period in 2011. As a percentage of net revenues, cost of net revenues decreased to 51% in the three months ended June 30, 2012 from 53% in the same period in 2011, which increased gross margin to 49% in the three months ended June 30, 2012 from 47% in the same period in 2011. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and increased headcount. These costs were partially offset by favorable changes in product mix and cost efficiencies in manufacturing.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)
Technology and development	$20,930	$16,971	$3,959	23%
Percentage of net revenues	21%	22%	-	-
Sales and marketing	$30,002	$24,930	$5,072	20%
Percentage of net revenues	30%	33%	-	-
General and administrative	$15,164	$15,522	$(358)	(2)%
Percentage of net revenues	16%	20%	-	-

Our technology and development expense increased $4.0 million, or 23%, for the three months ended June 30, 2012, compared to the same period in 2011. As a percentage of net revenues, technology and development expense decreased to 21% for the three months ended June 30, 2012 from 22% for the same period in 2011. The increase in technology and development expense was primarily due to an increase of $2.2 million related to facilities costs. The overall increase was also due to an increase of $1.7 million related to personnel and related costs and an increase of $0.6 million in depreciation expense. These factors were partially offset by an increase of $0.4 million in website development costs capitalized in the current period compared to the same period in the prior year.

At June 30, 2012, headcount in technology and development increased by 13% compared to June 30, 2011, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended June 30, 2012, we capitalized $2.8 million in eligible salary and consultant costs, including $0.2 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $2.4 million, which included $0.1 million of stock-based compensation capitalized in the three months ended June 30, 2011.  We expect this trend to continue in 2012, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $5.1 million, or 20%, in the three months ended June 30, 2012 compared to the same period in 2011. The increase in sales and marketing expense was primarily due to an increase of $3.4 million related to expanded online marketing campaigns and advertising.  The increase is also attributable to an increase of $1.6 million in personnel and related costs associated with the expansion of our internal marketing team and an increase of $1.5 million in intangible asset amortization primarily from the Kodak Gallery customer list. These factors were partially offset by a decrease of $1.4 million of stock-based compensation. As a percentage of net revenues, total sales and marketing expense decreased to 30% in the three months ended June 30, 2012 from 33% for the same period in 2011. Excluding stock-based compensation and amortization of intangibles, sales and marketing expense was 24% of net revenues for the three months ended June 30, 2012, and approximately in line with 25% of net revenues in the same period of 2011.

Our general and administrative expense decreased $0.4 million, or 2%, in the three months ended June 30, 2012 as compared to the same period in 2011. As a percentage of net revenues, total general and administrative expense decreased to 16% in the three months ended June 30, 2012 from 20% for the comparable period in 2011. The decrease in general and administrative expense is primarily due to a decrease in professional fees of $0.4 million which was largely due to transaction costs related to our acquisition of Tiny Prints incurred in the three months ended June 30, 2011, a decrease in stock-based compensation of $0.8 million, and a gain on disposition of assets of $0.2 million. These decreases were partially offset by an increase in personnel related costs of $0.4 million as a result of increased headcount, an increase of $0.2 million related to facilities costs, and an increase in credit card fees of $0.2 which was driven by the increase in Consumer product revenue as compared to the prior year.

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands)
Interest expense	$(156)	$-	$(156)
Interest and other income, net	$9	$6	$3

Interest expense increased in the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to origination and ongoing commitment fees from our 5-year syndicated line of credit facility that became effective in November 2011.

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Income tax benefit	$8,442	$17,884
Effective tax rate	47%	83%

The benefit for income taxes was $8.4 million for the three months ended June 30, 2012, compared to a benefit of $17.9 million for the three months ended June 30, 2011.  Our effective tax rate was 47% in the three months ended June 30, 2012, compared to 83% in the same period in 2011, and includes the impact of disqualifying dispositions of incentive stock options.

At June 30, 2012, we had approximately $41.1 million, $55.1 million, and $20.3 million of federal, California, and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2015 for federal and California purposes, respectively, and no sooner than 2022 for the portion related to 15 other state jurisdictions, if not utilized.

	Three Months Ended June 30,
	2012		2011		$ Change	% Change
	(in thousands)
Loss before income taxes	$(17,993)		$(21,534)		$3,541	(16)%
Net loss	$(9,511)		$(3,650)		$(5,861)	161%
Percentage of net revenues	(10	) %	(5	) %	—	—

Net loss increased by $5.9 million for the three months ended June 30, 2012 as compared to the same period in 2011. As a percentage of net revenues, net loss was 10% and 5% for the three months ended June 30, 2012 and June 30, 2011, respectively.

Comparison of the Six Month Period Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$179,532	$127,974	$51,558	40%
Enterprise	10,779	5,019	5,760	115
Total net revenues	190,311	132,993	57,318	43
Cost of net revenues	100,763	69,427	31,336	45
Gross profit	$89,548	$63,566	$25,982	41%
Percentage of net revenues	47%	48%	—	—

Net revenues increased $57.3 million, or 43%, for the six months ended June 30, 2012 as compared to the same period in 2011. Consumer net revenues increased $51.6 million or 40% in the six months ended June 30, 2012 compared to the same period in 2011. The increase in Consumer revenue is primarily a result of increased sales of greeting and stationery cards and photo books as well as the addition of Tiny Prints sales during the six months ended June 30, 2012 while the six months ended June 30, 2011 only included Tiny Print sales from April 25 to June 30, 2011.  Enterprise revenues increased $5.8 million or 115% in the six months ended June 30, 2012 compared to the same period in 2011.

Cost of net revenues increased $31.3 million, or 45%, for the six months ended June 30, 2012 as compared to the same period in 2011. As a percentage of net revenues, cost of net revenues increased slightly to 53% in 2012 from 52% in 2011, which decreased gross margin to 47% in the six months ended June 30, 2012 from 48% in the same period in 2011. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and increased headcount, as well as additional third party fulfillment costs associated with Tiny Prints products. These costs were partially offset by favorable improvements from product mix.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)
Technology and development	$39,438	$30,084	$9,354	31%
Percentage of net revenues	21%	23%	-	-
Sales and marketing	$57,040	$39,195	$17,845	46%
Percentage of net revenues	30%	29%	-	-
General and administrative	$29,936	$28,813	$1,123	4%
Percentage of net revenues	16%	22%	-	-

Our technology and development expense increased $9.4 million, or 31%, for the six months ended June 30, 2012, as compared to the same period in 2011. As a percentage of net revenues, technology and development expense decreased to 21% for the six months ended June 30, 2012 from 23% for the same period in 2011. The increase in technology and development expense was primarily due to an increase of $4.8 million related to personnel and related costs for employees, reflecting the addition of the Tiny Prints technology team.  The overall increase was also due to an increase of $2.7 million related to facilitates costs, an increase of $1.5 million of stock-based compensation, an increase of $0.7 million related to professional consultants to support website development and infrastructure, and an increase of $0.9 million in depreciation expense. These factors were partially offset by an increase of $1.3 million in website development costs capitalized in the current period compared to the same period in the prior year.

In the six months ended June 30, 2012, we capitalized $6.0 million in eligible salary and consultant costs, including $0.4 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $4.7 million, which included $0.2 million of stock-based compensation capitalized in the six months ended June 30, 2011.  We expect this trend to continue in 2012, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $17.8 million, or 46%, in the six months ended June 30, 2012 compared to the same period in 2011.  As a percentage of net revenues, total sales and marketing expense increased to 30% for the six months ended June 30, 2012 from 29% for the same period in 2011. The increase in sales and marketing expense was primarily due to an increase of $9.3 million related to expanded online marketing campaigns and advertising. The increase is also attributable to an increase of $4.1 million in personnel and related costs associated with the expansion of our internal marketing team including the addition of Tiny Prints headcount, an increase of  $3.9 million in intangible asset amortization primarily from the Tiny Prints acquisition and the Kodak Gallery customer list acquisition, and an increase of $0.4 million in stock-based compensation. Excluding stock-based compensation and amortization of intangibles, sales and marketing expense was 24% of net revenues for the six months ended June 30, 2012, and approximately in line with 25% of net revenues in the same period of 2011.

Our general and administrative expense increased $1.1 million, or 4%, in the six months ended June 30, 2012 as compared to the same period in 2011.  As a percentage of net revenues, total general and administrative expense decreased to 16% in the six months ended June 30, 2012 from 22% for the comparable period in 2011. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $1.7 million as a result of increased headcount.  We also incurred an increase in credit card fees of $0.8 million which was driven by the increase in Consumer product revenue as compared to the prior year, an increase in facilities costs of $0.4 million, an increase of $0.3 million in depreciation expense, and an increase in stock-based compensation of $0.2 million.  These increases were partially offset by a decrease in professional fees of $1.8 million which was largely due to transaction costs related to our acquisition of Tiny Prints incurred in the six months ended June 30, 2011 and gain on disposition of assets of $0.6 million.

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)
Interest expense	$(308)	$-	$(308)
Interest and other income, net	$16	$20	$(4)

Interest expense increased in the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to origination and ongoing commitment fees from our 5-year syndicated line of credit facility that became effective in November 2011.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Income tax benefit	$17,607	$23,096
Effective tax rate	47%	67%

The benefit for income taxes was $17.6 million for the six months ended June 30, 2012, compared to a benefit of $23.1 million for the six months ended June 30, 2011.  Our effective tax rate was 47% in the six months ended June 30, 2012, compared to 67% in the same period in 2011, which includes the impact of disqualifying dispositions of employee incentive stock options during the period.

	Six Months Ended June 30,
	2012		2011		$ Change	% Change
	(in thousands)
Loss before income taxes	$(37,158)		$(34,506)		$(2,652)	8%
Net loss	$(19,551)		$(11,410)		$(8,141)	71%
Percentage of net revenues	(10	) %	(9	) %	—	—

Net loss increased by $8.1 million for the six months ended June 30, 2012 as compared to the same period in 2011. As a percentage of net revenue, net loss was 10% and 9% for the six months ended June 30, 2011 and June 30, 2010, respectively.

Liquidity and Capital Resources

 At June 30, 2012, we had $118.1 million of cash and cash equivalents. In addition, to supplement our overall liquidity position, we entered into a 5-year senior secured syndicated credit facility to provide up to $125.0 million in additional capital resources. As of June 30, 2012, no amounts have been drawn against this facility.

Below is our cash flow activity for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$17,193	$9,064
Capitalization of software and website development costs	5,873	5,044
Depreciation and amortization	21,844	14,992
Cash flows used in operating activities	(38,622)	(58,014)
Cash flows used in investing activities	(46,461)	(148,124)
Cash flows provided by financing activities	23,251	29,829

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

We anticipate that total 2012 capital expenditures will range from 9.7% to 10.2% of our expected net revenues in 2012.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. These expenditures will also be used to purchase additional storage and computer infrastructure to support the migration of Kodak Gallery’s customer accounts and images. An increasing component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures by category for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Technology equipment and software	$13,720	$5,665
Percentage of total capital expenditures	56%	40%
Manufacturing equipment and building improvements	5,043	3,591
Percentage of total capital expenditures	20%	25%
Capitalized technology and development costs	5,873	5,045
Percentage of total capital expenditures	24%	35%
Total Capital Expenditures	$24,636	$14,301
Total Capital Expenditures percentage of net revenues	13%	11%

Operating Activities. For the six months ended June 30, 2012, net cash used in operating activities was $38.6 million, primarily due to our net loss of $19.6 million and the net change in operating assets and liabilities of $56.7 million largely due to payments of fiscal 2011 year-end obligations.  Net cash used in operating activities was adjusted for non-cash items including $19.1 million of stock-based compensation, $12.7 million of depreciation and amortization expense and $9.1 million of amortization of intangible assets.

For the six months ended June 30, 2011, net cash used in operating activities was $58.0 million, primarily due to our net loss of $11.4 million and the net change in operating assets and liabilities of $78.9 million largely due to payments of fiscal 2010 year-end obligations.  Net cash used in operating activities was adjusted for non-cash items including $10.8 million of depreciation and amortization expense and $17.3 million of stock-based compensation. Another non-cash item included in operating activities is $4.2 million of amortization of intangible assets.

Investing Activities. For the six months ended June 30, 2012, net cash used in investing activities was $46.5 million.  We used $19.6 million in the acquisition of Kodak Gallery's customer accounts and images and $4.5 million in the acquisition of Photoccino Ltd, net of cash acquired. We used $17.2 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $5.9 million of capitalized software and website development.  Additionally, we received proceeds of $0.7 million from the sale of equipment.

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

Financing Activities. For the six months ended June 30, 2012, net cash provided by financing activities was $23.3 million, primarily from $7.1 million of proceeds from issuance of common stock from the exercise of options and $16.1 million from excess tax benefit from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$99,020	$75,764	$190,311	$132,993

Non-GAAP Adjusted EBITDA	$3,560	$(282)	$4,121	$(2,200)
EBITDA % of Net revenues	4%	0%	2%	(2)%

Free cash flow	$(11,505)	$(6,819)	$(20,515)	$(16,501)
Free cash flow % of Net revenues	(12)%	(9)%	(11)%	(12)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business.  For the three and six months ended June 30, 2012, our adjusted EBITDA was $3.6 million and $4.1 million, respectively, as compared to ($0.3) million and ($2.2) million in the same periods in 2011.

During the three and six months ended June 30, 2012, we experienced negative free cash flows of $11.5 million and $20.5 million, respectively. However, during the fiscal year, we take steps designed to preserve the opportunity to achieve full year positive free cash flows.

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

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three and six months ended June 30, 2012 and 2011 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(9,511)	$(3,650)	$(19,551)	$(11,410)
Add back:
Interest expense	156	-	308	-
Interest and other income, net	(9)	(6)	(16)	(20)
Tax benefit	(8,422)	(17,884)	(17,607)	(23,096)
Depreciation and amortization	11,820	9,159	21,844	14.992
Stock-based compensation expense	9,526	12,099	19,143	17,334
Non-GAAP Adjusted EBITDA	$3,560	$(282)	$4,121	$(2,200)

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net cash provided by / (used in) operating activities	$9,339	$(5,165)	$(38,622)	$(58,014)
Add back:
Interest expense	156	-	308	-
Interest and other income, net	(9)	(6)	(16)	(20)
Tax benefit	(8,422)	(17,884)	(17,607)	(23,096)
Changes in operating assets and liabilities	739	23,217	56,651	78,919
Other adjustments	1,757	(444)	3,407	11
Non-GAAP Adjusted EBITDA	3,560	(282)	4,121	(2,200)
Less:
Purchases of property and equipment, including accrued amounts	(12,264)	(3,811)	(18,763)	(9,257)
Capitalized technology & development costs	(2,801)	(2,726)	(5,873)	(5,044)
Free cash flow	$(11,505)	$(6,819)	$(20,515)	$(16,501)

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, we accrue for the amount, or if a range, we accrue the low end of the range as a component of legal expense. We monitor developments in these legal matters that could affect the estimate we have previously accrued.  There are no amounts accrued which we believe would be material to our financial position and results of operations.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. For the last three years ended December 31, 2011, 2010, and 2009, our capital expenditures were approximately 7% of net revenues. We anticipate that total 2012 capital expenditures will range from 9.7% to 10.2% of 2012 net revenues. Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

If the economic recovery continues to be slow, or if the economy experiences a prolonged period of decelerating or negative growth, our results of operations may be further harmed.

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

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

●	Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, American Greetings’ Webshots brand, Vistaprint, SmugMug, SeeHere and many others;

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

●	Social media companies that host and enable mobile access to and posting of images such as Facebook, Twitter, and Myspace;

●	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr and Photobucket; and

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, such as our 2012 acquisition of Photoccino, Ltd., our 2011 acquisition of Tiny Prints, Inc., our 2010 acquisition of WMSG, Inc., and our 2009 acquisition of TinyPictures. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. For example, in connection with our Tiny Prints acquisition, we issued approximately 5.4 million shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. To finance any future acquisitions, it may also be necessary for us to raise additional funds through public or private debt and equity financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.

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

As of June 30, 2012, Shutterfly had 50 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief to bar the manufacture and sale of our products and services in the United States or elsewhere. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. Additionally, from time to time, we have to defend against infringement of our intellectual property by bringing suit against other parties. As competition in our market grows, the possibility of patent infringement claims against us or litigation we will initiate increases.

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

We collect sales and use taxes in jurisdictions where we have employees and/or property and in other states where we have implemented joint sales efforts with Target Corporation, Walgreens, and CVS/pharmacy.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

●	slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

●	ratings downgrades by any securities analysts who follow our company;

●	the public’s response to our press releases or other public announcements, including our filings with the SEC;

●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of technologies or product enhancements that reduce the need for our products;

●	impairment or loss in value of our investments;

●	the loss of key personnel;

●	lawsuits threatened or filed against us;

●	future sales of our common stock by our executive officers, directors and significant stockholders; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The board of directors of Shutterfly, Inc. adopted Restated Bylaws of the Company, amending Article I, Section 1.11 of the Company’s existing Bylaws, effective July 30, 2012, to clarify the requirements for stockholders to disclose their beneficial ownership and derivative positions with respect to shares of the Company's capital stock in any notice to the Company for director nominations and other business intended to be brought before a stockholder meeting, and making other conforming and minor procedural changes.

A copy of the Amended Bylaws is attached hereto as Exhibit 3.02.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.02	Restated Bylaws of Shutterfly, Inc.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: July 31, 2012	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Dated: July 31, 2012	By:	/s/ Brian R. Manca
Brian R. Manca
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.02	Restated Bylaws of Shutterfly, Inc.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.