Form 10-Q
period 2012-09-30
SHUTTERFLY INC
filed 2012-11-06
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common stock, $0.0001 par value per share	36,181,894

Page Number
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheet	3
Condensed Consolidated Statement of Income	4
Condensed Consolidated Statement of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
Part II - Other Information
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosures	44
Item 5. Other Information	44
Item 6. Exhibits	45
Signatures	46
Index to Exhibits	47
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02
EXHIBIT 101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$89,985	$179,915
Accounts receivable, net	14,584	12,997
Inventories	5,569	3,726
Deferred tax asset, current portion	459	598
Prepaid expenses and other current assets	58,229	13,870
Total current assets	168,826	211,106
Property and equipment, net	85,262	54,123
Intangible assets, net	113,123	95,016
Goodwill	346,243	340,408
Deferred tax asset, net of current portion	4,512	3,785
Other assets	4,772	5,448
Total assets	$722,738	$709,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,450	$9,470
Accrued liabilities	39,690	59,271
Deferred revenue	15,727	12,106
Total current liabilities	69,867	80,847
Deferred tax liability	11,715	13,948
Other liabilities	10,537	6,094
Total liabilities	92,119	100,889
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 36,158 and 34,839 shares issued and outstanding on September 30, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	640,717	589,067
Accumulated earnings (deficit)	(10,102)	19,926
Total stockholders' equity	630,619	608,997
Total liabilities and stockholders' equity	$722,738	$709,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$98,536	$76,523	$288,847	$209,516
Cost of net revenues	55,129	41,647	155,892	111,074
Gross profit	43,407	34,876	132,955	98,442
Operating expenses:
Technology and development	21,538	18,106	60,976	48,190
Sales and marketing	29,575	25,252	86,615	64,447
General and administrative	16,039	14,210	45,975	43,023
Total operating expenses	67,152	57,568	193,566	155,660
Loss from operations	(23,745)	(22,692)	(60,611)	(57,218)
Interest expense	(148)	—	(456)	—
Interest and other income, net	14	5	30	25
Loss before income taxes	(23,879)	(22,687)	(61,037)	(57,193)
Benefit from income taxes	13,401	12,734	31,008	35,830
Net loss	$(10,478)	$(9,953)	$(30,029)	$(21,363)

Net loss per share - basic and diluted	$(0.29)	$(0.29)	$(0.84)	$(0.66)

Weighted-average shares outstanding - basic and diluted	36,062	34,576	35,691	32,136

Stock-based compensation is allocated as follows:
Cost of net revenues	$424	$584	$1,329	$1,513
Technology and development	1,502	2,353	6,465	6,019
Sales and marketing	2,613	3,259	8,508	8,776
General and administrative	3,826	3,626	11,206	10,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(30,029)	$(21,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,327	16,359
Amortization of intangible assets	14,761	8,167
Stock-based compensation, net of forfeitures	27,508	27,156
Gain on disposal of property and equipment	(895)	(155)
Deferred income taxes	(4,729)	(1,851)
Tax benefit from stock-based compensation	14,938	12,363
Excess tax benefits from stock-based compensation	(14,938)	(12,386)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,587)	(2,583)
Inventories	(1,843)	1,464
Prepaid expenses and other current assets	(44,349)	(48,978)
Other assets	(30)	(809)
Accounts payable	3,790	(15,993)
Accrued and other liabilities	(27,327)	(24,268)
Deferred revenue	3,620	1,222
Other non-current liabilities	(407)	2,064
Net cash used in operating activities	(42,190)	(59,591)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(35,683)	(134,036)
Purchases of property and equipment	(26,912)	(16,319)
Capitalization of software and website development costs	(9,603)	(7,877)
Proceeds from sale of equipment	982	326
Net cash used in investing activities	(71,216)	(157,906)
Cash flows from financing activities:
Principal payments of capital lease obligations	—	(6)
Proceeds from issuance of common stock upon exercise of stock options	8,538	21,583
Excess tax benefits from stock-based compensation	14,938	12,386
Net cash provided by financing activities	23,476	33,963
Net decrease in cash and cash equivalents	(89,930)	(183,534)
Cash and cash equivalents, beginning of period	179,915	252,244
Cash and cash equivalents, end of period	$89,985	$68,710

Supplemental schedule of non-cash investing activities
Net increase in accrued purchases of property and equipment	$8,479	$2,248
Estimated fair market value of building under build-to-suit lease	4,850	—
Amount due from adjustment of net working capital from acquired business	—	505
Amount due for acquisition of business	165	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.

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

As of September 30, 2012 and December 31, 2011, the Company had cash of $31.3 million and $121.2 million, respectively, and cash equivalents of $58.7 million and $58.7 million, respectively, which are classified in the Level 1 hierarchy.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense.  To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.  No interest and penalties were accrued as of September 30, 2012 and December 31, 2011.

The Company is subject to taxation in Israel, the United States, California and 17 other jurisdictions in the United States.

At September 30, 2012, the Company had approximately $42.2 million, $55.1 million, and $20.3 million of federal, California and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2015 for federal and California purposes, respectively, and no sooner than 2022 for the portion related to 17 other state jurisdictions, if not utilized. The Company believes these deferred tax assets will be realized and as such, no valuation allowance has been established.

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

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2012 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2011	2,768	$15.71
Granted	43	27.00
Exercised	(190)	17.63
Forfeited, cancelled or expired	(23)	20.38
Balances, March 31, 2012	2,598	$15.71	6.1	$43,498
Granted	19	27.81
Exercised	(177)	21.35
Forfeited, cancelled or expired	(37)	24.68
Balances, June 30, 2012	2,403	$15.26	6.1	$39,909
Granted	37	31.58
Exercised	(147)	9.65
Forfeited, cancelled or expired	(22)	25.79
Balances, September 30, 2012	2,271	$15.78	5.1	$36,597
Options vested and expected to vest at September 30, 2012	2,234	$15.55	5.1	$36,372
Options vested at September 30, 2012	1,894	$13.36	4.5	$33,725

During the three months ended September 30, 2012, the Company granted options to purchase an aggregate of 37,000 shares

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of common stock with an estimated weighted-average grant-date fair value of $13.99 per share. The total intrinsic value of options exercised during the three months ended September 30, 2012, was $3,188,000.  Net cash proceeds from the exercise of stock options were $1,422,000 for the three months ended September 30, 2012.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and nine months ended September 30, 2012 and 2011, the Company calculated volatility using an average of its historical and implied volatilities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Annual risk free rate of return	0.7%	1.1%	0.8%	1.7%
Expected volatility	55.6%	54.7%	57.9%	51.5%
Expected term (years)	4.3	4.3	4.3	4.4

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2012 and 2011, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant.  RSUs typically vest and are settled annually, based on a three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the three and nine months ended September 30, 2012, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2011	1,969	$31.33
Granted	1,395	27.60
Vested	(609)	21.13
Forfeited	(72)	34.80
Awarded and unvested, March 31, 2012	2,683	$31.61
Granted	370	26.67
Vested	(144)	22.06
Forfeited	(81)	37.63
Awarded and unvested, June 30, 2012	2,828	$31.28
Granted	553	32.16
Vested	(52)	34.17
Forfeited	(192)	31.15
Awarded and unvested, September 30, 2012	3,137	$31.40
Restricted stock units expected to vest, September 30, 2012	2,768

Included in the restricted stock unit activity above, and in connection with the acquisition of Penguin Digital, Inc. ("Penguin Digital") on September 14, 2012, the Company granted 106,000 RSUs to certain employees of Penguin Digital. These awards vest annually over a three year period based on continued employment. The Company also granted 74,000 RSUs that have both performance and service vesting criteria ("PBRSU") which vest annually over a three year term contingent on achieving certain performance milestones and continued employment.

Also included in the RSU grants above for the nine months ended September 30, 2012, and in connection with the acquisition of Photoccino on May 25, 2012, the Company granted 146,000 RSUs to certain employees of Photoccino. These awards vest annually over a three year period based on continued employment.

An additional 445,000 PBRSUs are included in the RSU grants for the nine months ended September 30, 2012.  The performance criteria for these PBRSUs are tied to the Company’s 2012 financial performance and the service criteria are consistent with vesting described in the Company's 2006 Equity Incentive Plan.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At September 30, 2012, the Company had $81,694,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately three years.

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted stock units and incremental shares of common stock issuable upon the exercise of stock options.

A summary of the net loss per share for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss per share:
Numerator
Net loss	$(10,478)	$(9,953)	$(30,029)	$(21,363)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	36,062	34,576	35,691	32,136
Net loss per share — basic and diluted	$(0.29)	$(0.29)	$(0.84)	$(0.66)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options and restricted stock units	5,011	4,939	5,101	5,620

Note 4 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2012	December 31, 2011
	(in thousands)
Intra-period deferred tax asset	$41,506	$—
Prepaid service contracts – current portion	5,151	4,727
Prepaid marketing	4,383	348
Prepaid income taxes	490	1,952
Other prepaid expenses and current assets	6,699	6,843
	$58,229	$13,870

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

	September 30, 2012	December 31, 2011
	(in thousands)
Computer and other equipment	$126,646	$102,061
Software	16,105	12,579
Leasehold improvements	7,979	9,559
Building construction-in-progress	4,850	—
Furniture and fixtures	3,997	3,762
Capitalized software and website development costs	46,039	35,842
	205,616	163,803
Less: Accumulated depreciation and amortization	(120,354)	(109,680)
Net property and equipment	$85,262	$54,123

Building construction-in-progress value of $4.9 million represents the estimated fair market value of a building under a build-to-suit lease of which the Company is the "deemed owner" for accounting purposes only. (See Note 5.)

Depreciation and amortization expense totaled $6,586,000 and $5,572,000 for the three months ended September 30, 2012 and 2011, respectively. Depreciation and amortization expense totaled $19,327,000 and $16,359,000 for the nine months ended September 30, 2012 and 2011, respectively.

Accrued Liabilities

	September 30, 2012	December 31, 2011
	(in thousands)
Accrued compensation	$8,703	$5,485
Accrued fixed assets	7,952	633
Accrued production costs	6,057	16,939
Accrued marketing expenses	5,088	19,072
Accrued income and sales tax	4,459	11,106
Accrued consulting	2,204	1,861
Accrued other	5,227	4,175
	$39,690	$59,271

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

Lease Obligations
During the three months ended September 30, 2012, the Company executed a lease for a new 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. This facility will replace the Company's current east coast production facility in Charlotte, North Carolina and is expected to open during 2013. In order for the facility to meet the Company's operating specifications, both the landlord and the Company are making structural changes as part of the uplift of the building, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $4.9 million, representing its estimate of the fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.
Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under the provisions of ASC 840.40 Leases - Sale-Leaseback Transactions. However, if the Company does not comply with the provisions needed for sale-leaseback accounting, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life of 30 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

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

Legal Matters

On December 10, 2010, Eastman Kodak Company (“Kodak”) filed a complaint for alleged patent infringement against the Company in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claim among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints. The Complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On February 3, 2011, the Company filed an answer and counterclaims against Kodak. On November 16, 2011, Kodak filed its First Amended Complaint adding Tiny Prints, Inc. as a defendant. On December 13, 2011, the Company and Tiny Prints, Inc. each filed its answer and counterclaims against Kodak. A trial date is currently set for on or around September, 2014. The Company believes the suit is without merit and will defend itself vigorously.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inc., C.A. No. 11-099-SLR was automatically stayed pursuant to provisions of federal bankruptcy law.

On September 10, 2011, Princeton Digital Image Corporation (“Princeton”) filed a complaint for alleged patent infringement against the Company and seven other defendants in Princeton Digital Image Corporation v. Facebook, Inc. et al., Civ. No. 2:2011cv00400, in the Eastern District of Texas, Tyler Division. The case was dismissed with prejudice on July 30, 2012.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Acquisitions

Purchased Intangible Assets

Eastman Kodak Gallery Assets

On March 1, 2012, the Company entered into an agreement with Kodak for the proposed sale of certain assets of its Kodak Gallery online photo services business for $23.8 million through a court-supervised auction process. On April 30, 2012, the transaction was approved by the bankruptcy court and on May 2, 2012 the transaction closed.  The Company paid $19.0 million at close. The remaining $4.8 million which was due at the end of the transition period, was paid during the three months ended September 30, 2012 upon completion of the transition period.  This acquisition was accounted for as an asset acquisition and as such the Company has capitalized transaction costs of approximately $0.6 million, for a total purchase price of $24.4 million.  The purchase price was allocated to a single asset, customer list, which will be amortized over its estimated useful life of four years.

Business Combinations

Penguin Digital, Inc.

On September 14, 2012, the Company acquired Penguin Digital for a total aggregate cash purchase price of $7.1 million. Penguin Digital is a mobile application development company that has an iPhone application that allows users to access their photos from iPhones or their Facebook or Instagram accounts and create customized products and gifts from their mobile devices. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. In addition, RSUs were granted to certain Penguin Digital employees contingent upon their continued employment for a period of three years. Also, PBRSUs were granted to certain Penguin Digital employees contingent on achieving certain performance milestones and continued employment for a period of three years. These awards will be recorded as stock-based compensation over the vesting period.

Of the total purchase price, $2.9 million was allocated to developed technology and is being amortized over an estimated useful life of three years, $0.9 million was allocated to in-process research and development, and $0.2 million was allocated to the active user base which will be amortized over an estimated useful life of two years. The assets and liabilities acquired totaled approximately $0.1 million and $0.2 million, respectively. The remaining excess purchase price of approximately $3.2 million was allocated to goodwill primarily representing the assembled workforce and synergies from the accelerated time to market. In addition, $1.0 million was recorded as a deferred tax liability which represents the difference between the assigned values of the assets acquired and the tax basis of those assets offset by net operating loss carryforwards. The offset is recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of income for the period subsequent to the acquisition. Penguin Digital’s results of operations for periods prior to this acquisition were not material to the consolidated statement of income and, accordingly, pro forma financial information has not been presented.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 — Subsequent Event

On October 24, 2012, the Company's Board of Directors conditionally authorized a share repurchase program of the Company's common stock subject to the approval of the Audit Committee of the Board of Directors. On October 29, 2012, the Audit Committee approved a share repurchase program for up to $60.0 million of the Company's common stock. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2012, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We are building four trusted lifestyle brands:  Shutterfly, Tiny Prints, Wedding Paper Divas, and Treat.  We have operated the Shutterfly.com brand since inception in 1999.  In 2011, we acquired Tiny Prints, Inc. a privately-held company based in Sunnyvale, California that operated tinyprints.com and weddingpaperdivas.com, two growing ecommerce brands primarily offering stylish cards, invitations and personalized stationery.  On April 16, 2012, we launched Treat.com, a destination that enables users to easily personalize and send unique greeting cards. Our Treat launch signifies our focused expansion into the one-to-one U.S. greeting card market, to complement our existing one-to-many card business.  And in May 2012, we acquired the customer accounts and images of Kodak Gallery’s online photo service through a bankruptcy court supervised auction.  In July 2012, we began the process to transfer the more than five billion Kodak Gallery customer photos onto the Shutterfly technology platform, which was completed in September 2012.

On May 25, 2012, we acquired Photoccino Ltd., a privately-held company based in Haifa, Israel, which has developed ground breaking technologies for photo ranking, analysis and organization which will allow customers to more efficiently organize and select the best photos from their ever-increasing archives so they can quickly and easily create photo books, calendars, cards, and photo gifts. Photoccino’s technology applies proprietary algorithms to analyze and evaluate the quality and content of photos, ranks them, and automatically creates photo products using the customer’s best images.  We expect to integrate the Photoccino technology into the products and services that our brands offer.

And on September 14, 2012, we acquired Penguin Digital, Inc., a mobile application development company that has an iPhone application that allows users to access their photos from iPhones or their Facebook or Instagram accounts and create customized products and gifts from their mobile devices. We expect to integrate the application into our group of mobile offerings.

We currently generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Charlotte, North Carolina and Phoenix, Arizona production facilities.  By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter.

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

Basis of Presentation

Net Revenues.      In the second quarter of 2012, we changed the categories within net revenues by consolidating our Personalized Products and Services (PPS) and Prints revenue into a single category called Consumer. We also renamed our Commercial Printing net revenue category as Enterprise. Our net revenues are now comprised of sales generated from Consumer and Enterprise categories. All prior periods included below now reflect the new presentation of net revenues categories.

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

Our business is subject to seasonal fluctuations. In particular, we generate a substantial portion of our revenues during the holiday season in the fourth quarter. We also typically experience increases in net revenues during other shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day, and Halloween. We generally experience lower net revenues during the first, second and third calendar quarters and have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, order backlog is not material to our business.

To further understand net revenue trends in our Consumer category, we monitor several key metrics including, total customers, total number of orders, and average order value.  In the second quarter of 2012, we changed our disclosures of these metrics to be the aggregate of all customers and orders across all our Consumer brands, instead of our previous, separate disclosures of

Shutterfly and Tiny Prints customers and orders.  As a result, our average order value metric is also presented in the aggregate for all brands.

Total Customers.     We closely monitor total customers as a key indicator of demand.  Total customers include the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Share Sites), and by conducting integrated marketing and advertising programs.

Total Number of Orders.     We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met. Orders are typically processed and shipped within two business days after a customer places an order.

Average Order Value.     Average order value is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period.

The table below highlights the trends of each of these aggregated metrics, as they are now presented, for the last five quarters covering the period since the Tiny Prints acquisition. In addition, we have provided pro forma metrics covering the three month period ended June 30, 2011 as the acquisition of Tiny Prints closed on April 25, 2011.

	Three Months Ended
	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012
	(Pro-Forma)
	(in thousands, except AOV amounts)
Customers	1,668	1,600	3,226	1,880	1,894	2,247
Orders	2,597	2,577	5,190	2,840	2,978	3,606
Average order value	$30.33	$28.18	$49.93	$29.97	$31.70	$25.06

We believe the analysis of these metrics and others described below provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

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

Interest Expense.       Interest expense consists of costs associated with our five-year syndicated credit facility that became effective in November 2011.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	100%	100%	100%	100%
Cost of net revenues	56%	54%	54%	53%
Gross profit	44%	46%	46%	47%
Operating expenses:
Technology and development	22%	24%	21%	23%
Sales and marketing	30%	33%	30%	31%
General and administrative	16%	19%	16%	20%
Total operating expenses	68%	76%	67%	74%
Loss from operations	(24)%	(30)%	(21)%	(27)%
Interest expense	—%	—%	—%	—%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(24)%	(30)%	(21)%	(27)%
Benefit from income taxes	13%	17%	11%	17%
Net loss	(11)%	(13)%	(10)%	(10)%

Comparison of the Three Month Periods Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$90,378	$72,611	$17,767	24%
Enterprise	8,158	3,912	4,246	109%
Total net revenues	98,536	76,523	22,013	29%
Cost of net revenues	55,129	41,647	13,482	32%
Gross profit	$43,407	$34,876	$8,531	24%
Percentage of net revenues	44%	46%	—	—

Net revenues increased $22.0 million, or 29%, for the three months ended September 30, 2012 as compared to the same period in 2011. Consumer net revenues increased $17.8 million, or 24%, in the three months ended September 30, 2012 compared to the same period in 2011.  The increase in Consumer net revenues is primarily a result of increased sales of photo books, greeting and stationery cards, and prints.  Enterprise revenues increased $4.2 million, or 109%, in the three months ended September 30, 2012 compared to the same period in 2011.

Consumer net revenue increases were also the result of year-over-year increases in total transacting customers and orders as outlined below. Average order value was down year-over-year reflecting a discount intensive environment and a shift to prints products during the third quarter of 2012.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	2,247	1,600	647	40%
Orders	3,606	2,577	1,029	40%
Average order value	$25.06	$28.18	$(3.12)	(11)%

Cost of net revenues increased $13.5 million, or 32%, for the three months ended September 30, 2012 as compared to the same period in 2011. As a percentage of net revenues, cost of net revenues increased to 56% in the three months ended September 30, 2012 from 54% in the same period in 2011, which decreased gross margin to 44% in the three months ended September 30, 2012 from 46% in the same period in 2011. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and discounting. These costs were partially offset by favorable changes in product mix and cost efficiencies in manufacturing. The decrease in gross margin was primarily driven by Enterprise net revenues which typically result in a lower gross margin, lease termination fees associated with our existing Charlotte, North Carolina production facility and depreciation.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Technology and development	$21,538	$18,106	$3,432	19%
Percentage of net revenues	22%	24%	—	—
Sales and marketing	$29,575	$25,252	$4,323	17%
Percentage of net revenues	30%	33%	—	—
General and administrative	$16,039	$14,210	$1,829	13%
Percentage of net revenues	16%	19%	—	—

Our technology and development expense increased $3.4 million, or 19%, for the three months ended September 30, 2012, compared to the same period in 2011. As a percentage of net revenues, technology and development expense decreased to 22%

for the three months ended September 30, 2012 from 24% for the same period in 2011. The increase in technology and development expense was primarily due to an increase of $2.1 million related to incremental facilities costs associated with our acquisition of Photoccino and Kodak Gallery's accounts. The overall increase was also due to an increase of $1.6 million related to personnel and related costs, an increase of $1.1 million in depreciation expense and an increase of $0.7 million in professional fees. These factors were partially offset by an increase of $1.2 million in website development costs capitalized and a decrease of $0.7 million in stock-based compensation in the current period compared to the same period in the prior year.

At September 30, 2012, headcount in technology and development increased by 21% compared to September 30, 2011, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended September 30, 2012, we capitalized $3.6 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $2.4 million, which included $0.1 million of stock-based compensation capitalized in the three months ended September 30, 2011.

Our sales and marketing expense increased $4.3 million, or 17%, in the three months ended September 30, 2012 compared to the same period in 2011. The increase in sales and marketing expense was primarily due to an increase of $1.8 million related to expanded online marketing campaigns and advertising.  The increase is also attributable to an increase of $1.7 million in personnel and related costs associated with the expansion of our internal marketing team and an increase of $1.6 million in intangible asset amortization primarily from the Kodak Gallery customer list. These factors were partially offset by a decrease of $0.6 million of stock-based compensation. As a percentage of net revenues, total sales and marketing expense decreased to 30% in the three months ended September 30, 2012 from 33% for the same period in 2011.

Our general and administrative expense increased $1.8 million, or 13%, in the three months ended September 30, 2012 as compared to the same period in 2011. As a percentage of net revenues, general and administrative expense decreased to 16% in the three months ended September 30, 2012 from 19% for the comparable period in 2011. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $0.8 million as a result of increased headcount, an increase in credit card fees of $0.4 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in depreciation of $0.2 million and an increase in stock-based compensation of $0.2 million.

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)
Interest expense	$(148)	$—	$(148)
Interest and other income, net	$14	$5	$9

Interest expense increased in the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to origination and ongoing commitment fees from our five-year syndicated credit facility that became effective in November 2011.

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Income tax benefit	$13,401	$12,734
Effective tax rate	56%	56%

The benefit for income taxes was $13.4 million for the three months ended September 30, 2012, compared to a benefit of $12.7 million for the three months ended September 30, 2011.  Our effective tax rate was 56% in the three months ended September 30, 2012 and September 30, 2011, primarily reflecting federal and state statutory rates, and including the tax benefits resulting from disqualifying dispositions of employee incentive stock options during the period.

At September 30, 2012, we had approximately $42.2 million, $55.1 million, and $20.3 million of federal, California, and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income, $39.5 million, $29.9 million and $20.3 million of which is associated with windfall tax benefits, respectively, that will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2015 for federal and California purposes, respectively, and no sooner than 2022 for the portion related to 17 other state jurisdictions, if not utilized.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Loss before income taxes	$(23,879)	$(22,687)	$(1,192)	5%
Net loss	$(10,478)	$(9,953)	$(525)	5%
Percentage of net revenues	(11)%	(13)%	—	—

Net loss increased by $0.5 million for the three months ended September 30, 2012 as compared to the same period in 2011. As a percentage of net revenues, net loss was 11% and 13% for the three months ended September 30, 2012 and September 30, 2011, respectively.

Comparison of the Nine Month Periods Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$269,910	$200,585	$69,325	35%
Enterprise	18,937	8,931	10,006	112%
Total net revenues	288,847	209,516	79,331	38%
Cost of net revenues	155,892	111,074	44,818	40%
Gross profit	$132,955	$98,442	$34,513	35%
Percentage of net revenues	46%	47%	—	—

Net revenues increased $79.3 million, or 38%, for the nine months ended September 30, 2012 as compared to the same period in 2011. Consumer net revenues increased $69.3 million, or 35%, in the nine months ended September 30, 2012 compared to the same period in 2011. The increase in Consumer net revenues is primarily a result of increased sales of greeting and stationery cards and photo books as well as the addition of Tiny Prints sales during the nine months ended September 30, 2012 while the nine months ended September 30, 2011 only included Tiny Prints sales from April 25 to September 30, 2011.  Enterprise revenues increased $10.0 million, or 112%, in the nine months ended September 30, 2012 compared to the same period in 2011.

Cost of net revenues increased $44.8 million, or 40%, for the nine months ended September 30, 2012 as compared to the same period in 2011. As a percentage of net revenues, cost of net revenues increased slightly to 54% in 2012 from 53% in 2011, which decreased gross margin to 46% in the nine months ended September 30, 2012 from 47% in the same period in 2011. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products and increased headcount, as well as additional third party fulfillment costs associated with Tiny Prints products. These costs were partially offset by favorable changes in product mix and cost efficiencies in manufacturing.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Technology and development	$60,976	$48,190	$12,786	27%
Percentage of net revenues	21%	23%	—	—
Sales and marketing	$86,615	$64,447	$22,168	34%
Percentage of net revenues	30%	31%	—	—
General and administrative	$45,975	$43,023	$2,952	7%
Percentage of net revenues	16%	20%	—	—

Our technology and development expense increased $12.8 million, or 27%, for the nine months ended September 30, 2012, as compared to the same period in 2011. As a percentage of net revenues, technology and development expense decreased to 21%

for the nine months ended September 30, 2012 from 23% for the same period in 2011. The increase in technology and development expense was primarily due to an increase of $6.3 million related to personnel and related costs for employees, reflecting the addition of the Tiny Prints technology team.  The overall increase was also due to an increase of $4.8 million related to facilities costs, an increase of $1.4 million related to professional consultants to support website development and infrastructure, an increase of $2.0 million in depreciation expense, and an increase of $0.8 million of stock-based compensation. These factors were partially offset by an increase of $2.5 million in website development costs capitalized in the current period compared to the same period in the prior year.

In the nine months ended September 30, 2012, we capitalized $9.6 million in eligible salary and consultant costs, including $0.6 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $7.1 million, which included $0.3 million of stock-based compensation capitalized in the nine months ended September 30, 2011.  We expect this trend to continue in 2012, further increasing capitalized website and software development costs as a percentage of our total capital expenditures.

Our sales and marketing expense increased $22.2 million, or 34%, in the nine months ended September 30, 2012 compared to the same period in 2011.  As a percentage of net revenues, total sales and marketing expense decreased to 30% for the nine months ended September 30, 2012 from 31% for the same period in 2011. The increase in sales and marketing expense was primarily due to an increase of $11.0 million related to expanded online marketing campaigns and advertising. The increase is also attributable to an increase of $5.8 million in personnel and related costs associated with the expansion of our internal marketing team including the addition of Tiny Prints headcount, and an increase of $5.5 million in intangible asset amortization primarily from the Tiny Prints acquisition and the Kodak Gallery customer list acquisition. This increase was partially offset by a decrease of $0.3 million in stock-based compensation.

Our general and administrative expense increased $3.0 million, or 7%, in the nine months ended September 30, 2012 as compared to the same period in 2011.  As a percentage of net revenues, general and administrative expense decreased to 16% in the nine months ended September 30, 2012 from 20% for the comparable period in 2011. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $2.5 million as a result of increased headcount.  We also incurred an increase in credit card fees of $1.2 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in facilities costs of $0.5 million, an increase of $0.5 million in depreciation expense, and an increase in stock-based compensation of $0.4 million.  These increases were partially offset by a decrease in professional fees of $1.7 million which was largely due to transaction costs related to our acquisition of Tiny Prints incurred in the nine months ended September 30, 2011 and gain on disposition of assets of $0.7 million.

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)
Interest expense	$(456)	$—	$(456)
Interest and other income, net	$30	$25	$5

Interest expense increased in the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to origination and ongoing commitment fees from our five-year syndicated credit facility that became effective in November 2011.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Income tax benefit	$31,008	$35,830
Effective tax rate	51%	63%

The benefit for income taxes was $31.0 million for the nine months ended September 30, 2012, compared to a benefit of $35.8 million for the nine months ended September 30, 2011.  Our effective tax rate was 51% in the nine months ended September 30, 2012, compared to 63% in the same period in 2011, primarily reflecting non-deductible stock-based compensation and transaction expenses, offset by tax benefits resulting from disqualifying dispositions of employee incentive stock options during the period.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Loss before income taxes	$(61,037)	$(57,193)	$(3,844)	7%
Net loss	$(30,029)	$(21,363)	$(8,666)	41%
Percentage of net revenues	(10)%	(10)%	—	—

Net loss increased by $8.7 million for the nine months ended September 30, 2012 as compared to the same period in 2011. As a percentage of net revenue, net loss was 10% for the nine months ended September 30, 2012 and September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we had $90.0 million of cash and cash equivalents. In addition, to supplement our overall liquidity position, we entered into a five-year senior secured syndicated credit facility in November 2011 to provide up to $125.0 million in additional capital resources. In addition, we may request to increase the credit facility by $75.0 million. As of September 30, 2012, no amounts have been drawn against this facility.

Below is our cash flow activity for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$26,912	$16,319
Capitalization of software and website development costs	9,603	7,877
Depreciation and amortization	34,088	24,526
Cash flows used in operating activities	(42,190)	(59,591)
Cash flows used in investing activities	(71,216)	(157,906)
Cash flows provided by financing activities	23,476	33,963

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, and any repurchases of shares under our recently approved Share Repurchase Program for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2012 capital expenditures will range from 9.7% to 10.2% of our expected net revenues in 2012.  Of that total amount, approximately $12.0 million is expected to be used to purchase additional storage and computer infrastructure to support the acquisition of Kodak Gallery's customer accounts and images, and to begin the uplift of our new east coast manufacturing facility in Fort Mill, South Carolina.  These expenditures will also be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. A significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Technology equipment and software	$20,469	$10,277
Percentage of total capital expenditures	45%	39%
Manufacturing equipment and building improvements	14,922	8,290
Percentage of total capital expenditures	33%	31%
Capitalized technology and development costs	9,603	7,877
Percentage of total capital expenditures	21%	30%
Total Capital Expenditures	$44,994	$26,444
Total Capital Expenditures percentage of net revenues	16%	13%

Operating Activities. For the nine months ended September 30, 2012, net cash used in operating activities was $42.2 million, primarily due to our net loss of $30.0 million and the net change in operating assets and liabilities of $68.1 million.  Net cash used in operating activities was adjusted for non-cash items including $27.5 million of stock-based compensation, $19.3 million of depreciation and amortization expense, $14.8 million of amortization of intangible assets and $4.7 million benefit from deferred income taxes.

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

Investing Activities. For the nine months ended September 30, 2012, net cash used in investing activities was $71.2 million.  We used $24.4 million in the acquisition of Kodak Gallery's customer accounts and images and $4.5 million and $6.8 million in the acquisitions of Photoccino Ltd and Penguin Digital, Inc., respectively, net of cash acquired. We used $26.9 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $9.6 million of capitalized software and website development.  Additionally, we received proceeds of $1.0 million from the sale of equipment.

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

Financing Activities. For the nine months ended September 30, 2012, net cash provided by financing activities was $23.5 million, primarily from $14.9 million from excess tax benefit from stock-based compensation and $8.5 million of proceeds from issuance of common stock from the exercise of options.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$98,536	$76,523	$288,847	$209,516

Non-GAAP Adjusted EBITDA	$(3,136)	$(3,336)	$985	$(5,536)
EBITDA % of Net revenues	(3)%	(4)%	—%	(3)%

Free cash flow	$(23,494)	$(15,479)	$(44,009)	$(31,980)
Free cash flow % of Net revenues	(24)%	(20)%	(15)%	(15)%

By carefully managing our operating costs and capital expenditures, we were able to make the strategic investments we believe are necessary to grow and strengthen our business.  For the three and nine months ended September 30, 2012, our adjusted EBITDA was $(3.1) million and $1.0 million, respectively, as compared to $(3.3) million and $(5.5) million in the same periods in 2011. The increase in adjusted EBITDA was primarily driven by higher Enterprise revenue in the three and nine months ended September 30, 2012 compared to the same periods in the prior year, as well as our continued emphasis to incur costs in line with overall growth.

During the three and nine months ended September 30, 2012, we experienced negative free cash flows of $23.5 million and $44.0 million, respectively. However, during the fiscal year, we take steps designed to preserve the opportunity to achieve full year positive free cash flows.

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

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(10,478)	$(9,953)	$(30,029)	$(21,363)
Add back:
Interest expense	148	—	456	—
Interest and other income, net	(14)	(5)	(30)	(25)
Benefit from income taxes	(13,401)	(12,734)	(31,008)	(35,830)
Depreciation and amortization	12,244	9,534	34,088	24,526
Stock-based compensation expense	8,365	9,822	27,508	27,156
Non-GAAP Adjusted EBITDA	$(3,136)	$(3,336)	$985	$(5,536)

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net cash used in operating activities	$(3,568)	$(1,577)	$(42,190)	$(59,591)
Add back:
Interest expense	148	—	456	—
Interest and other income, net	(14)	(5)	(30)	(25)
Benefit from income taxes	(13,401)	(12,734)	(31,008)	(35,830)
Changes in operating assets and liabilities	11,482	8,962	68,133	87,881
Other adjustments	2,217	2,018	5,624	2,029
Non-GAAP Adjusted EBITDA	(3,136)	(3,336)	985	(5,536)
Less:
Purchases of property and equipment, including accrued amounts	(16,628)	(9,310)	(35,391)	(18,567)
Capitalized technology & development costs	(3,730)	(2,833)	(9,603)	(7,877)
Free cash flow	$(23,494)	$(15,479)	$(44,009)	$(31,980)

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On December 10, 2010, Eastman Kodak Company (“Kodak”) filed a complaint for alleged patent infringement against us in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claim among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints. The Complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief.   On February 3, 2011, we filed an answer and counterclaims against Kodak. On November 16, 2011, Kodak filed its First Amended Complaint adding Tiny Prints, Inc. as a defendant. On December 13, 2011, we filed our answer and counterclaims against Kodak. A trial date is currently set for on or around September, 2014. We believe the suit is without merit and will defend ourselves vigorously.

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

On September 10, 2011, Princeton Digital Image Corporation (“Princeton”) filed a complaint for alleged patent infringement against us and seven other defendants in Princeton Digital Image Corporation v. Facebook, Inc. et al., Civ. No. 2:2011cv00400, in the Eastern District of Texas, Tyler Division. The case was dismissed with prejudice on July 30, 2012.

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

In addition, our operations and financial performance depend on general economic conditions. The U.S. economy is experiencing a slow economic recovery from a deep recession, concerns about inflation, low consumer confidence, high unemployment rate and other adverse business conditions. Fluctuations in the U.S. economy such as the recent recession could cause, among other conditions, a prolonged decline in consumer spending and an increase in the cost of labor and materials. These conditions could exacerbate variability in our forecasting and could negatively affect our results of operations.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. For each of the last three years ended December 31, 2011, 2010, and 2009, our capital expenditures were approximately 7% of net revenues. We anticipate that total 2012 capital expenditures will range from 9.7% to 10.2% of 2012 net revenues. Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities, could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, we face significant production risks at peak holiday seasons, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2011 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production facilities could harm our operations.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure, specifically for 4x6 prints, in order to remain competitive. Most of our other products, including photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. During the fourth quarter of 2011, many of these competitors discounted those products at an unprecedented level. As a result, we also changed our discounting strategy, which impacted our acquisition of new customers, average order value, net revenues, gross margin, and our adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, shipping revenue for the Shutterfly brand website represented approximately 15%, 14% and 14% of our net revenues in 2011, 2010 and 2009, respectively. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, American Greetings’ Webshots brand, Vistaprint, SmugMug and many others;

•
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS/pharmacy and others that offer in-store pick-up from their photo website internet orders;

•	Mobile digital photography services companies such as Instagram, Woven, and iPhoto.

•	Self-publishing companies and services such as Lulu, CafePress and Zazzle;

•
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Picaboo, Blurb, MyPublisher, Mixbook, MOO, Smilebox, Creative Memories and Snap MyLife;

•	Photo-related software companies such as Apple, Microsoft, Corel and FotoFlexer;

•	Internet portals and search engines such as Yahoo!, AOL and Google that offer broad-reaching digital photography and related products and services to their large user bases;

•
Home printing service providers such as Hewlett-Packard, Epson, Canon, and Kodak that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Twitter, and Myspace;

•	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr and Photobucket; and

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets.
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

Our future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•
general economic conditions, including recession and slow economic growth in the U.S. and worldwide and higher inflation, as well as those economic conditions specific to the Internet and e-commerce industries;

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our website and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	our ability to retain customers and encourage repeat purchases;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or website;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays;

•	volatility in our stock price, which may lead to higher stock-based compensation expense;

•	consumer preferences for digital photography services;

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products; and

•	global and geopolitical events with indirect economic effects such as pandemic disease, hurricane and other natural disasters, war, threat of war or terrorist actions.
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

We face many risks, uncertainties, expenses and difficulties relating to increasing our market share and growing our business.

To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

•	maintain and increase the size of our customer base;

•	maintain and enhance our brands;

•	enhance and expand our products and services;

•	maintain and grow our website and customer operations;

•	successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology and information processing systems;

•	continue to enhance our service to meet the needs of a changing market;

•	provide superior customer service;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.
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

Our data storage system could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our primary storage facilities are located near a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm our data storage system. If we experience disruption to our redundant systems located at our data storage center, such disruption could result in the deletion or corruption of customers' stored images.

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

We have website operations, offices and customer support centers in Redwood City, California, Sunnyvale, California, and Tempe, Arizona and production facilities in Charlotte, North Carolina and Phoenix, Arizona and a new facility in Fort Mill, South Carolina that will replace our Charlotte, North Carolina facility, and is expected to be operational in 2013. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, such as our 2012 acquisitions of Penguin Digital, Inc. and Photoccino, Ltd., our 2011 acquisition of Tiny Prints, Inc., and our 2010 acquisition of WMSG, Inc. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. For example, in connection with our Tiny Prints acquisition, we issued approximately 5.4 million shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. To finance any future acquisitions, it may also be necessary for us to raise additional funds through public or private debt and equity financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.

Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.

The success of our acquisition strategy depends upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, such as with our acquisition of Photoccino, an Israeli based organization, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we could be unable to retain key employees or customers of the combined businesses. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. As a result of these and other risks, if we are unable to successfully integrate acquired businesses, we may not realize the anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. For example, our former chief financial officer resigned effective February 24, 2012 and our chief technology officer resigned effective July 10, 2012. A lack of management continuity could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, we must successfully integrate our new chief financial officer who began in August, 2010, and changes in this and other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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

At the 2010 annual meeting, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to renew its “evergreen” provision. According to the amendment, the number of shares available for issuance under the 2006 Plan automatically increase as follows: (i) on January 1, 2011 by 3.5% of the number of the Company’s common stock issued and outstanding on December 31, 2010; (ii) on January 1, 2012 by 3.3% of the number of the Company’s common stock issued and outstanding on December 31, 2011, and (iii) on January 1, 2013 by 3.1% of the number of the Company’s common stock issued and outstanding on December 31, 2012. In addition, in order to attract key personnel, the Board authorized 380,000, 135,100, 200,000, and 602,932 additional inducement stock option grants and restricted stock unit awards to supplement our 2006 Plan, which were granted in 2007, 2008, 2009, and 2012 respectively. Inducement stock options and restricted stock unit awards are granted to certain employees upon hire and do not require stockholder approval. In the future, attracting key personnel may require a level of option and restricted stock unit grants in excess of the amount available in our 2006 Plan. The increase of the shares available for issuance under the 2006 Plan and grants of awards from it, as well as further inducement equity awards outside of the 2006 Plan, will cause dilution to our stockholders.

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

We may not succeed in promoting, strengthening and continuing to establish the Shutterfly, Tiny Prints, Wedding Paper Divas and Treat brands, which would prevent us from acquiring new customers and increasing revenues.

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Wedding Paper Divas and Treat brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts.

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

We have historically relied on an exclusive supply relationship with Fuji Photo Film U.S.A. to supply all of our photographic paper for silver halide print production, such as 4x6 prints. In August 2012, we renewed our supply agreement with Fuji which now expires in August 2015. If that agreement is not renewed before it expires in August 2015, or if Fuji fails to perform in accordance with the terms of our agreement and if we are unable to secure a paper supply from a different source in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brands and harm our business and results of operations. We purchase other photo-based supplies from third parties on a purchase order basis, and, as a result, these parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. In addition, we purchase or rent a substantial portion of the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

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

As of September 30, 2012, Shutterfly had 53 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and "Treat." We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas and Treat trademarks in our major markets of the United States and Canada as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. Our competitors may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly, Tiny Prints, Wedding Paper Divas, Treat or one of our other marks. The Shutterfly and Tiny Prints brands are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market. Any claims or customer confusion related to our marks could damage our reputation and brands and substantially harm our business and results of operations.

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

For example, in September of 2011, two patent infringement lawsuits were filed against us. The one filed against us by Select Retrieval LLC as well as the one filed against us by Princeton Digital Image were dismissed with prejudice. In 2010, two more patent infringement lawsuits were filed against us, one of which -- Express Card Systems, LLC -- was dismissed without prejudice of all claims and the other of which, filed by Eastman Kodak Company (“Kodak”), is still pending.

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

We currently are the registrant of the Internet domain name for our websites, Shutterfly.com, TinyPrints.com and WeddingPaperDivas.com as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly, TinyPrints, WeddingPaperDivas or Treat in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Stock Market. In addition, the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations will likely continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Offer Letter, dated July 18, 2012, by and between Shutterfly, Inc. and Brian Regan (incorporated by reference to Exhibit 10.1 to Shutterfly's Current Report on Form 8-K filed on July 30, 2012).
10.02	Amendment No. 2 to Supply Agreement made as of August 23, 2012 by and between Shutterfly, Inc. and FUJIFILM North America Corporation.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: November 6, 2012	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2012	By:	/s/ Brian M. Regan
Brian M. Regan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Offer Letter, dated July 18, 2012, by and between Shutterfly, Inc. and Brian Regan (incorporated by reference to Exhibit 10.1 to Shutterfly's Current Report on Form 8-K filed on July 30, 2012).
10.02	Amendment No. 2 to Supply Agreement made as of August 23, 2012 by and between Shutterfly, Inc. and FUJIFILM North America Corporation.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.