Form 10-K
period 2012-12-31
SHUTTERFLY INC
filed 2013-02-14
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

As of June 29, 2012, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price or our Common Stock on June 29, 2012 as reported on the NASDAQ Global Select Market was $1,103,549,240.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2013
Common stock, $0.0001 par value per share	36,331,407

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved:

Designated portions of the Proxy Statement relating to the 2013 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

ITEM 1. BUSINESS.

Overview

Shutterfly, Inc. was incorporated in Delaware in 1999. In September 2006, we completed our initial public offering and our common stock is listed on the NASDAQ Global Select Market under the symbol “SFLY.” Our principal corporate offices are located in Redwood City, California.

We are the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

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

On May 25, 2012, we acquired Photoccino Ltd., a privately-held company based in Haifa, Israel, which has developed innovative technologies for photo ranking, analysis and organization which will allow customers to more efficiently organize and select the best photos from their ever-increasing archives so they can quickly and easily create photo books, calendars, cards, and photo gifts. Photoccino’s technology applies proprietary algorithms to analyze and evaluate the quality and content of photos, ranks them, and automatically creates photo products using the customer’s best images.  During the fourth quarter of 2012, we began to integrate the Photoccino technology by offering smart product creation capabilities to a select set of customers. We expect to further integrate the Photoccino technology into the products and services that our brands offer.

On September 14, 2012, we acquired Penguin Digital, Inc., a mobile application development company that has an iPhone application that allows users to access their photos from iPhones or their Facebook or Instagram accounts and create customized products and gifts from their mobile devices. We subsequently introduced our new Shutterfly iPhone Photo App which combines storage, viewing and photo gift creation right from one's phone.

On December 28, 2012, we acquired ThisLife.com, Inc. (“ThisLife”) a cloud-based service provider for protecting, organizing, storing and sharing photos and videos which will strengthen our photo and video storage and sharing capabilities, as well as the ability to intelligently organize across devices and mobile platforms and enable the more efficient creation of products across the web and on mobile devices. In 2013, we expect to integrate this technology into the products and services that our Shutterfly brand offers.

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Charlotte, North Carolina and Phoenix, Arizona production facilities.  In 2012, we entered into a lease for a new facility in Fort Mill, South Carolina that will replace our Charlotte, North Carolina facility, and is expected to be operational in 2013. By controlling the production process in our own facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter.

Our high-quality products and services and the compelling online experience we create for our customers, combined with our focus on continuous innovation, have allowed us to establish premium brands. We realize the benefits of premium brands through high customer loyalty, low customer acquisition costs and premium pricing.

Our customers are a central part of our business model. They generate most of the content on our service by uploading their photos and preserving their memories. In addition, they share their photos electronically with their friends and families, extending and endorsing our brand and creating a sense of community. Finally, by giving our branded products to colleagues, friends and loved ones throughout the year, customers reinforce our brands. Through these various activities, our customers create a viral network of new users and customers.

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

The Company operates in one geographic area, the United States. Our operations and financial performance depend on general economic conditions in the United States.  The U.S. economy is experiencing a slow economic recovery from a deep recession and concerns about that recovery could further impact consumer sentiment and consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Business and Marketing Strategy

We drive business and marketing strategies within two key categories: Consumer and Enterprise. To support our business strategies within these categories, we use a variety of integrated marketing programs, including advertising, direct marketing technologies, and strategic alliances. These methods include direct marketing over the Internet, e-mail marketing to prospects and existing customers, search engine marketing, strategic marketing relationships, and traditional direct marketing mailings such as postcards and seasonal catalogs and more recently with a national cable TV campaign during the holiday season. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brands on the products and packaging provides ongoing viral advertising. We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines.

In addition, to support our Enterprise category, we have hired a small sales force to engage with marketing fulfillment organizations and advertisers for Enterprise services.

The following paragraphs summarize our business strategies within these two categories:

Consumer

Our Consumer revenues include sales from all of our brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, and the related shipping revenues.  Included in our photo-based merchandise are items such as mugs, mouse pads, desktop plaques and puzzles.  Photo prints consist of wallet, 4x6, 5x7, 8x10, and large format sizes.  In addition, Consumer revenues also includes revenues from advertising and sponsorship activities. We also provide website services which include our share platform called Share Sites. Consumer revenues as a percentage of total net revenues were 96% in 2012, 97% in 2011 and 98% in 2010. Within this category, we seek to drive the following strategies:

•	Continue to grow and optimize our core brands.

We have a primary strategy to grow our core Shutterfly and Tiny Prints brands by acquiring new customers, expanding the lifetime value of our existing customers, and improving conversion rates. In 2012, we acquired over five billion of Kodak Gallery customer photos and migrated those customers onto the Shutterfly platform. Also in 2012, we offered SeeHere.com customers an opportunity to transfer photos from their SeeHere.com accounts to our Shutterfly platform. Our Share Sites platform is also a significant source of our new customer registrations.

We intend to increase repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different holidays and life events and increasing our cross-selling and up-selling activities. In 2012, we added more styles and introduced premium content across our brands. We also introduced new products in 2012, such as a 6x8 sized flat stationery card and iPhone cases, which add to our existing variety of photo-based merchandise. We have specifically focused on features that make it easier for customers to personalize products, such as our Custom Path photo book creation solution which we launched in 2011; as well as the integration of advanced image analysis and selection technologies from our acquisition of Photoccino into some of our product creation solutions to a select set of customers. Finally, we intend to continue our efforts to promote and cross-sell products across our various brands, such as Shutterfly photo books and calendars on the Tiny Prints brand website.

•	Invest in early stage strategic growth initiatives.

We have made investments in key, early stage initiatives. We intend to continue our efforts to develop products and services for Treat, within the Wedding and Mobile categories, and to continue our efforts to develop our new enhanced cloud service. In addition, we plan to make continued improvements in our platform and infrastructure including our big data strategy and analytics, e-commerce development, and manufacturing automation.

During 2012, we introduced a wide range of premium designer stationery for many occasions, including weddings. Also during 2012, we launched Treat.com, a destination that enables customers to easily personalize and send unique greeting cards. We expect to continue our efforts to highlight Treat.com as the online destination where customers can create one-of-a-kind personalized greeting cards in minutes. Our recent acquisitions of Photoccino Ltd., Penguin Digital Inc., and ThisLife.com, Inc. represent our commitment to increase the rate of innovation and invest in future products and services that lessen the friction in product creation experiences and solutions. We intend to integrate the products and services acquired in these transactions with our mobile and cloud service offerings.

Finally, we expect to continue our back-end efforts to manage and analyze the large amounts of customer data that we store, build technologies based on widely accepted platforms (such as HTML5), and continue our efforts to automate production in our manufacturing facilities. During 2012, for example, we invested approximately $9 million dollars in additional printing presses and automation technologies.

•	Expand and enhance our brand equity.

We seek to delight our customers by offering robust solutions and to expand and enhance our brand equity through all consumer touch points - marketing, business development, multi-brand site experiences and customer service. During 2012, we partnered with various companies to offer our products through multiple nationwide flash promotions to those companies' members, and partnered with retailers, like Best Buy, to promote Shutterfly products at retail outlets. We recently launched a ship-to-store relationship with Costco for our Tiny Prints and Wedding Paper Divas' brands. And we continue to expand alternate sales channels for our products in retail outlets through our relationships with Target, Inc., CVS/pharmacy, and Walgreens stores. These relationships provide our customers with the option to pick up 4x6 prints at many of these retail locations across the United States. We have run limited, direct response television campaigns targeting new customers from our core demographic on various cable channels. We believe these efforts will drive increased awareness of our brands and our product offerings, as well as increase the engagement of existing customers.

•	Attract, retain, and grow our leadership team.

In order to successfully execute our strategies, we require a talented leadership team. As a result, we intend to continue our focus to attract, retain, and grow our team; and to build continuity and pursue executional excellence in our daily operations everywhere. By providing our employees with a great place to work, we believe that we continue to strengthen our high performance culture.

•	Maintain financial discipline.

We manage our business activities with a focus on continued revenue and profitability growth. Our financial strategy involves growing revenues across our brands and initiatives to take advantage of the multi-billion dollar social expression and personal publishing markets, but in a way that generates continued net income and adjusted EBITDA growth.

Enterprise

In order to use available manufacturing capacity during low volume periods and to leverage our large installed base of digital presses, we provide Enterprise services primarily to the direct marketing industry. Our Enterprise revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats. We continue to focus our efforts in expanding our presence in this market. For example, in November 2010, we acquired certain assets and liabilities of WMSG, Inc. to enable a complete solution for variable digital print marketers and other print-on-demand opportunities. Enterprise revenues as a percentage of total net revenues were 4% in 2012, 3% in 2011 and 2% in 2010.

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

We are also able to dynamically assign visitors to test and control groups who are shown different versions of our service. This form of A-B testing enables us to continuously optimize products, pricing, promotions, and user interaction with our websites.

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

Competition

The market for digital photography products and services is large, evolving, and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

●	Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, American Greetings’ Webshots brand, Vistaprint, SmugMug, and many others;

●
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Drug stores such as Walgreens, CVS/pharmacy, and others that offer in-store pick-up from their photo website internet orders;

●	Mobile digital photography services companies such as Instagram, Woven, and iPhoto;

●	Self-publishing companies and services such as Lulu, CafePress, and Zazzle;

●	Cloud-based storage services and file-syncing services such as Dropbox, SugarSync, Box, Amazon Cloud Drive, and iCloud;

●
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Picaboo, Blurb, MyPublisher, Mixbook, MOO, Smilebox, Creative Memories, and Photobook America;

●	Photo-related software companies such as Apple, Microsoft, Corel, and FotoFlexer;

●	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

●
Home printing service providers such as Hewlett-Packard, Epson, Canon, and Kodak that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

●	Social media companies that host images such as Facebook, Twitter, and Myspace;

●	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr, and Photobucket; and

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets.

We believe the primary competitive factors in attracting and retaining customers are:

●	brand recognition and trust;

●	quality of products and services;

●	breadth of products and services;

●	user affinity and loyalty;

●	customer service;

●	ease of use;

●	convenience; and

●	price.

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

As of December 31, 2012, we had 55 issued patents, which expire at various dates between 2019 and 2031, and more than 40 patent applications pending in the United States. Our issued patents and patent applications relate primarily to intelligent production creation; image uploading, sharing, and editing; ordering and sharing products; cloud image storage infrastructure; manufacturing optimization; and mobile and social media technologies. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and "Treat." We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas and Treat trademarks in our major markets of the United States and Canada, as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. We own the domains Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com and Treat.com among others. We have other marks that we use and for which we have applications on file or have obtained registrations in the United States including among others, “Cardworthy,” “Tell Your Story,” “Storyboard,” “Custom Path,” “Bookworthy,” “Smart Autofill,” and “Photoworks.”

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

●
The Patient Protection and Affordable Care Act (the “Patient Act”), as well as other healthcare reform legislation being considered by Congress and state legislatures. While the significant costs of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could increase our employee healthcare-related costs.

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

We post on our websites our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of federal and state legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, such as required use of disclaimers, if adopted, could harm our business through a decrease in user registrations and revenues.

Employees

As of December 31, 2012, we had 1,107 full time employees. Below is a summary of employees by function:

	2012	2011	2010
Cost of revenue	453	422	293
Technology and development	327	264	168
Sales and marketing	213	166	79
General and administrative	114	104	71
Total	1,107	956	611

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2012, we used approximately 1,101 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet website is located at http://www.shutterfly.com. The information on our website is not a part of this annual report on Form 10-K. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our SEC reports can be accessed through the investor relations section of our Internet website.

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

ITEM 1A. RISK FACTORS

Our net revenues, operating results and cash requirements are affected by the seasonal nature of our business and cyclical fluctuations in the U.S. economy.

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our 2012 net revenues in the fourth quarter of 2012, and the net income that we generated during the fourth quarter of 2012 was necessary for us to achieve profitability on an annual basis. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 9% of total net revenues for the year ended December 31, 2012 and approximately 7% of net revenues for the years ended December 31, 2011 and 2010. We anticipate that total 2013 capital expenditures will range from 9.4% to 10.4% of 2013 net revenues. Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities, could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, we face significant production risks at peak holiday seasons, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2012 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production facilities could harm our operations.

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

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, shipping revenue for the Shutterfly brand website represented approximately 16%, 15% and 14% of our net revenues in 2012, 2011 and 2010, respectively. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, American Greetings’ Webshots brand, Vistaprint, SmugMug, and many others;

•
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club and others that are seeking to offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS/pharmacy, and others that offer in-store pick-up from their photo website internet orders;

•	Mobile digital photography services companies such as Instagram, Woven, and iPhoto;

•	Self-publishing companies and services such as Lulu, CafePress, and Zazzle;

•	Cloud-based storage services and file-syncing services such as Dropbox, SugarSync, Box, Amazon Cloud Drive, and iCloud;

•
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Picaboo, Blurb, MyPublisher, Mixbook, MOO, Smilebox, Creative Memories, and Photobook America;

•	Photo-related software companies such as Apple, Microsoft, Corel, and FotoFlexer;

•	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

•
Home printing service providers such as Hewlett-Packard, Epson, Canon, and Kodak that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Twitter, and Myspace;

•	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr, and Photobucket; and

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets.
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

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or websites;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays;

•	volatility in our stock price, which may lead to higher stock-based compensation expense;

•	consumer preferences for digital photography services;

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products; and

•	global and geopolitical events with indirect economic effects such as pandemic disease, hurricane and other natural disasters, war, threat of war or terrorist actions.
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

We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year. This typically has enabled us to generate the majority of our net revenue during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if customer demand decreases and revenues decline or if our expenses exceed our expectations, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.

We face many risks, uncertainties, expenses and difficulties relating to increasing our market share and growing our business.

To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

•	maintain and increase the size of our customer base;

•	maintain and enhance our brands;

•	enhance and expand our products and services;

•	maintain and grow our websites and customer operations;

•	successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology and information processing systems;

•	continue to enhance our service to meet the needs of a changing market;

•	provide superior customer service;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.
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

Interruptions to our websites, information technology systems, print production processes or customer service operations could damage our reputation and brands and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our websites or reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brands and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2012 acquisitions of ThisLife, Inc., Penguin Digital, Inc. and Photoccino, Ltd., our 2011 acquisition of Tiny Prints, Inc., and our 2010 acquisition of WMSG, Inc. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; difficulty integrating data systems; and the need to implement or remediate the controls, procedures or policies of the acquired company. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

In addition, we may issue equity securities to complete an acquisition, which would dilute our existing shareholders' ownership, perhaps significantly depending on the terms of such acquisitions and could adversely affect the price of our common stock. In connection with our Tiny Prints acquisition, we issued approximately 5.4 million shares of our common stock as transaction consideration. To finance any future acquisitions, it may also be necessary for us to raise additional funds through public or private debt and equity financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. For example, our former chief financial officer resigned effective February 24, 2012 and our chief technology officer resigned effective July 10, 2012. A lack of management continuity could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, we must successfully integrate our new chief financial officer who began in August 2012, and changes in this and other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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

If we do not obtain shareholder approval for the issuance of additional shares under the 2006 Equity Incentive Plan, our ability to attract and retain key personnel may be adversely affected.

At the 2010 annual meeting, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to renew its “evergreen” provision. According to the amendment, the number of shares available for issuance under the 2006 Plan automatically increased as follows: (i) on January 1, 2011 by 3.5% of the number of the Company’s common stock issued and outstanding on December 31, 2010; (ii) on January 1, 2012 by 3.3% of the number of the Company’s common stock issued and outstanding on December 31, 2011, and (iii) on January 1, 2013 by 3.1% of the number of the Company’s common stock issued and outstanding on December 31, 2012. In addition, in order to attract key personnel, the Board authorized 380,000, 135,100, 200,000, and 736,573 additional inducement stock option grants and restricted stock unit awards to supplement our 2006 Plan, which were granted in 2007, 2008, 2009, and 2012 respectively. As of January 1, 2013, we no longer have automatic increases in the shares issued under the 2006 Plan, and plan to seek shareholder approval for additional shares so that we can continue to attract and retain key personnel. Although we obtained approval to increase the authorized number of shares available for issuance under the 2006 Plan at our 2010 annual meeting, there can be no assurances that our stockholders will approve further increases.

In order to attract new personnel, we will need to grant inducement equity awards outside of our 2006 Equity Incentive Plan, which dilutes the ownership of our existing shareholders.

Inducement stock options and restricted stock unit awards granted to new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4) do not require stockholder approval. In 2012, inducement equity awards outside of our 2006 Plan were issued to our new Chief Financial Officer and new Chief Marketing Officer. In addition, inducement equity awards outside of our 2006 Plan were issued to the new employees that we acquired as part of our purchase of Photoccino, Ltd., Penguin Digital, Inc., and ThisLife, Inc. The issuance of additional shares of common or preferred stock may significantly dilute the equity interest of our stockholders, could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and may adversely affect prevailing market prices for our common stock.

If we are unable to attract customers in a cost-effective manner, or if we were to become subject to e-mail blacklisting, traffic to our websites would be reduced and our business and results of operations would be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our websites and promote our products, including paying fees to third parties who drive new customers to our websites, purchasing search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also use e-mail and direct mail to offer free products and services to attract customers, and we offer substantial pricing discounts to encourage repeat purchases. Our methods of attracting customers, including acquiring customer lists from third parties, can involve substantial costs, regardless of whether we acquire new customers. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value. These potential impairment charges could harm our results from operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

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
Our business could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation.
We rely on Internet search engines such as Google, including through the purchase of keywords related to photo-based products, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as search engine optimization and search engine marketing to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of search engine optimization or search engine marketing in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

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

If we do not successfully develop and maintain a relevant multichannel experience for our customers, our results of operations may suffer.

Our customers are increasingly using computers, tablets, mobile phones, and other devices to produce photos and photo-based products online. As part of our multichannel strategy, we are making technology investments in our websites and recently launched a mobile application for mobile phones and other electronic devices. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete could be adversely affected and may result in the loss of market share, which could harm our results of operations. In addition, if our technology systems do not function as designed, we may experience a loss of confidence, data security breaches or lost sales, which could adversely affect our reputation and results of operations.

If either facility where our computer and communications hardware is located fails or if any of our production facilities fails, our business and results of operations would be harmed.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our websites is located at one third-party hosting facility in Santa Clara, California, and our production facilities are located in Charlotte, North Carolina and Phoenix, Arizona. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Santa Clara is located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

Capacity constraints and system failures could prevent access to our websites, which could harm our reputation and negatively affect our net revenues.

Our business requires that we have adequate capacity in our computer systems to cope with the high volume of visits to our websites. As our operations grow in size and scope, we continually need to improve and upgrade our computer systems and network infrastructure to ensure reliable access to our websites, in order to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our net revenues will increase.

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

Our technology, infrastructure and processes may contain undetected errors or design faults. These errors or design faults may cause our websites to fail and result in loss of, or delay in, market acceptance of our products and services. If we experience a delay in a website release that results in customer dissatisfaction during the period required to correct errors and design faults, we would lose revenue. In the future, we may encounter scalability limitations, in current or future technology releases, or delays in the commercial release of any future version of our technology, infrastructure and processes that could seriously harm our business.

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

We currently outsource some of our off-line and on-line marketing, our customer service activities and some of our production of print and photo-based products to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

We currently outsource some of our off-line and on-line marketing, our customer service activities and the production of some of our print and photo-based products to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brands and harm our business and results of operations.

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features and functionalities or to obtain and use information that we consider proprietary, such as the technology used to operate our websites, our production operations and our trademarks.

As of December 31, 2012, Shutterfly had 55 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

From time to time, third parties have adopted names similar to ours, have applied to register trademarks similar to ours, and we believe have infringed or misappropriated our intellectual property rights and impeded our ability to build brand identity and possibly leading to customer confusion. In addition, we have been and may continue to be subject to potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly, Tiny Prints, Wedding Paper Divas, Treat or one of our other marks.

We respond on a case-by-case basis and where appropriate may send cease and desist letters or commence opposition actions and litigation. However, we cannot ensure that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers' perception of our brands, products, and services. Any claims or customer confusion related to our marks could damage our reputation and brands and substantially harm our business and results of operations.

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

For example, in January 2013, a patent infringement lawsuit was filed against us by Express Card Systems, LLC. In September 2011, two patent infringement lawsuits were filed against us and both were dismissed with prejudice. In 2010, two more patent infringement lawsuits were filed against us, one by Express Card Systems, LLC was dismissed without prejudice of all claims and the other, filed by Eastman Kodak Company (“Kodak”), was stayed pending the outcome of the sale of the Kodak patents at issue in the lawsuit. On February 5, 2013, Kodak filed a stipulation and order lifting the stay and dismissing the case with prejudice.

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

While we believe the U.S. Supreme Court decisions support our policies concerning the collection and payment of taxes, tax authorities could disagree with our interpretations. If sustained, those authorities might seek to impose past as well as future liability for taxes and/or penalties. Such impositions could also impose significant administrative burdens and decrease our future sales. Moreover, the U.S. Congress has been considering various initiatives that could limit or supersede the U.S. Supreme Court's position regarding sales and use taxes.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example:

•
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

•
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

•	The Restore Online Shoppers’ Confidence Act (“ROSCA”) prohibits and prevents Internet-based post-transaction third party sales and imposes specific requirements on negative option features.

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

Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content. Although our websites' terms of use specifically require customers to represent that they have the right and authority to reproduce the content they provide and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, pornographic, hateful, racist, scandalous, obscene or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction. That could substantially harm our business and results of operations.

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

The inability to acquire or maintain domain names for our brands could substantially harm our business and results of operations.

We currently are the registrant of the Internet domain name for Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com and Treat.com as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly, TinyPrints, WeddingPaperDivas or Treat in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.

Changes in regulations or user concerns regarding privacy and protection of user data could harm our business.

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

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

The online market for digital photography products and services is less developed than the online market for other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who historically have used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

We use numerous third party licensed software packages, most notably our equity software and our enterprise resource planning software, which are complex and fully integrated into our financial reporting. Such third party software may contain errors that we may not identify in a timely manner. If those errors are not identified and addressed timely, our financial reporting may not be in compliance with generally accepted accounting principles.

If our internal controls are not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings, and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. Significant resources and management oversight are required to design, document, test, implement and monitor internal control over relevant processes and to remediate any deficiencies. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts also involve substantial accounting related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Select Market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We maintain our primary corporate headquarters facilities in Redwood City, California. In 2010, we renewed the lease for our corporate headquarters in two buildings totaling approximately 100,000 square feet. This lease will expire in 2017, and we have an option to extend the lease for two additional periods of three years each. The lease provides for a $2.1 million tenant improvement reimbursement allowance which was fully utilized as of December 31, 2011.

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

We maintain our west coast production and fulfillment operations in Phoenix, Arizona, totaling approximately 101,200 square feet. The lease for this facility commenced in March 2009, and will continue through 2016. We have an option to extend the lease for three additional periods of five years each, and a right of first offer to lease space in adjacent buildings.

We maintain our east coast production and fulfillment operations in Charlotte, North Carolina in leased facilities totaling approximately 102,400 square feet. The lease for this facility commenced on May 31, 2007. We have an option to extend the lease for three additional periods of either three or five years in length, and first rights of refusal to lease space in certain adjacent buildings. We terminated this lease early and expect to move to our newly leased South Carolina production facility during 2013.

In 2012, we executed a lease for a new 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina with the right to expand the facility by an additional 100,000 square feet. We also have the right of first offer for adjacent parcels as well as with respect to any outright sale of the premises to an unrelated third party. This facility will replace our current east coast production facility in Charlotte, North Carolina and is expected to open during 2013. In order for the facility to meet our operating specifications, we and our landlord are making structural changes as part of the uplift of the building. The lease expires in 2023, and we have an option to extend the lease for one additional period of five years.

We believe that our existing facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

On January 4, 2013, Express Card Systems, LLC filed a complaint for alleged patent infringement against us in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:13-cv-18, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patents Nos., 5,748,484 and 5,552,994, which claim among other things a system for printing social expression cards in response to electronically transmitted orders. The complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages. We believe the suit is without merit and will defend ourselves vigorously.

On December 10, 2010, Eastman Kodak Company (“Kodak”) filed a complaint for alleged patent infringement against us in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware. The complaint asserted infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claimed among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints. The complaint asserted that we directly or indirectly infringed the patents without providing any details concerning the alleged infringement, and it sought unspecified damages and injunctive relief.   On February 5, 2013, Kodak filed a stipulation and order lifting the stay and dismissing the case with prejudice.

On January 31, 2011, we filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR, in the U.S. District Court for the District of Delaware. The complaint asserted infringement of U.S. Patents Nos. 6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claimed among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product. The complaint asserted that Kodak directly or indirectly infringed the patents, and it sought unspecified damages and injunctive relief. On February 5, 2013, we filed a stipulation and order lifting the stay and dismissing the case with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock is traded on the NASDAQ Global Select Market under the symbol “SFLY.” As of February 8, 2013, there were approximately 93 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2011	High	Low
First Quarter	$52.39	$32.54
Second Quarter	$63.49	$49.40
Third Quarter	$63.10	$41.18
Fourth Quarter	$48.78	$22.54

Year Ended December 31, 2012	High	Low
First Quarter	$33.76	$22.70
Second Quarter	$31.66	$23.75
Third Quarter	$34.18	$28.68
Fourth Quarter	$31.51	$25.39

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2012:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)
October 1, 2012 to October 31, 2012	—	$—	—	$60,000
November 1, 2012 to November 30, 2012	5,400	28.09	5,400	59,848
December 1, 2012 to December 31, 2012	131,862	27.31	131,862	56,247
Total	137,262	$27.34	137,262	$56,247

(1) All shares were purchased pursuant to the publicly announced share repurchase program described in footnote 2 below. Shares are reported in a period based on the settlement date of the applicable repurchase.

(2)
On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60 million of our common stock. The program expires in November 2014.

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statements of income data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Income Statement Data:
Net revenues	$640,624	$473,270	$307,707	$246,432	$213,480
Cost of net revenues	294,857	219,542	134,491	111,648	96,214
Gross profit	345,767	253,728	173,216	134,784	117,266
Operating expenses:
Technology and development	85,746	65,675	48,393	46,003	39,707
Sales and marketing	148,806	113,952	59,284	44,870	42,212
General and administrative	70,502	58,710	40,764	35,201	32,741
Total operating expenses	305,054	238,337	148,441	126,074	114,660
Income from operations	40,713	15,391	24,775	8,710	2,606
Interest expense	(597)	(64)	(42)	(157)	(273)
Interest and other income, net	42	35	482	814	2,898
Income before income taxes	40,158	15,362	25,215	9,367	5,231
Provision for income taxes	(17,160)	(1,314)	(8,088)	(3,514)	(1,571)
Net income	$22,998	$14,048	$17,127	$5,853	$3,660
Net income per share:
Basic	$0.64	$0.43	$0.63	$0.23	$0.15
Diluted	$0.61	$0.40	$0.59	$0.22	$0.14
Weighted average shares:
Basic	35,826	32,788	27,025	25,420	25,036
Diluted	37,432	35,007	29,249	26,810	25,787

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cost of net revenues	$1,696	$2,138	$508	$416	$372
Technology and development	8,635	8,201	3,069	3,340	2,404
Sales and marketing	11,559	11,350	3,923	3,577	2,452
General and administration	15,432	12,181	8,866	6,940	4,522
	$37,322	$33,870	$16,366	$14,273	$9,750

The chart below includes selected data from our balance sheet:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$245,088	$179,915	$252,244	$180,737	$88,164
Property and equipment, net	92,667	54,123	39,726	41,845	48,108
Working capital	148,855	130,259	200,282	141,410	58,232
Total assets	865,124	709,886	343,830	271,313	233,297
Capital lease obligations, less current portion	—	—	6	10	17
Total stockholders’ equity	691,286	608,997	269,607	215,164	186,802

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2013, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, mergers and acquisitions and the ability to successfully integrate technologies, our new production facility, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

Overview

We are the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

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

On May 25, 2012, we acquired Photoccino Ltd., a privately-held company based in Haifa, Israel, which has developed innovative technologies for photo ranking, analysis and organization which will allow customers to more efficiently organize and select the best photos from their ever-increasing archives so they can quickly and easily create photo books, calendars, cards, and photo gifts. Photoccino’s technology applies proprietary algorithms to analyze and evaluate the quality and content of photos, ranks them, and automatically creates photo products using the customer’s best images.  During the fourth quarter of 2012, we began to integrate the Photoccino technology by offering smart product creation capabilities to a select set of customers. We expect to further integrate the Photoccino technology into the products and services that our brands offer.

On September 14, 2012, we acquired Penguin Digital, Inc., a mobile application development company that has an iPhone application that allows users to access their photos from iPhones or their Facebook or Instagram accounts and create customized products and gifts from their mobile devices. We subsequently introduced our new Shutterfly iPhone Photo App which combines storage, viewing and photo gift creation right from one's phone.

On December 28, 2012, we acquired ThisLife.com, Inc. (“ThisLife”) a cloud-based service provider for protecting, organizing, storing and sharing photos and videos which will strengthen our photo and video storage and sharing capabilities, as well as the ability to intelligently organize across devices and mobile platforms and enable the more efficient creation of products across the web and on mobile devices. In 2013, we expect to integrate this technology into the products and services that our Shutterfly brand offers.

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

Consumer. Our Consumer revenues include sales from all of our brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, and the related shipping revenues.  Included in our photo-based merchandise are items such as mugs, iPhone cases, mouse pads, desktop plaques and puzzles.  Photo prints consist of wallet, 4x6, 5x7, 8x10, and large format sizes.  Revenue from advertising displayed on our websites is also included in Consumer revenues.

Enterprise. Our Enterprise revenues are primarily from variable, four-color direct marketing collateral manufactured and fulfilled for business customers.  We continue to focus our efforts in expanding our presence in this market.

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

Total Customers.     We closely monitor total customers as a key indicator of demand.  Total customers represents the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Share Sites), and by conducting integrated marketing and advertising programs. Total customers have increased on an annual basis for each year since inception and we expect this trend to continue.

Total Number of Orders.     We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met. Orders are typically processed and shipped within two business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and we anticipate this trend to continue in the future.

Average Order Value.     Average order value is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period. Beginning in 2011, the level of competitive discounting significantly increased which impacted our average order value.  We believe that these competitor actions are not sustainable, but it is impractical to predict if or when they will cease.  As a result, we expect that our average order values may fluctuate on an annual basis.

The table below highlights the trends of each of these aggregated metrics, as they are now presented, for the last seven quarters covering the period since the Tiny Prints acquisition. We have provided pro forma metrics covering the three month period ended June 30, 2011 as the acquisition of Tiny Prints closed on April 25, 2011.

	Three Months Ended
	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
	(Pro-Forma)
	(in thousands, except AOV amounts)
Customers	1,668	1,600	3,246	1,880	1,894	2,247	4,227
Orders	2,597	2,577	5,190	2,840	2,978	3,606	6,898
Average order value	$30.33	$28.18	$49.93	$29.97	$31.70	$25.06	$49.80

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

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our websites, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our websites and store the customer data, as well as amortization of purchased software. Technology and development expense also includes co-location, power and bandwidth costs.

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

Income Taxes.       We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Historically, we have only been subject to taxation in the United States because we only operate within the United States. In the current year, we have become subject to taxation in Israel as a result of a corporate acquisition.

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

Revenue Recognition. We recognize revenue from Consumer and Enterprise product sales, net of applicable sales tax, upon shipment of fulfilled orders, when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Customers place Consumer product orders through our websites and pay primarily using credit cards. Enterprise customers are invoiced upon fulfillment. Shipping charged to customers is recognized as revenue at the time of shipment.

For gift card sales and flash deal promotions through group buying websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid period expires. Our share of revenue generated from our print to retail relationships, is recognized when orders are picked up by our customers at the respective retailer.

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses. During the year ended December 31, 2012, returns totaled approximately 1% of net revenues and have been within management’s expectations.

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

Our advertising revenues are derived from the sale of online advertisements on our websites. Advertising revenues are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of the Company's websites) are delivered; as “clicks” (which are generated each time users of our websites click through the advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement with the expectation that the advertisement will be delivered ratably over the contract period.

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

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In 2012, we recorded a valuation allowance against certain California deferred tax assets totaling $2.2 million. We believe that all other net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no additional valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which will impact deferred tax assets and the results of operations in the period the change is made.

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

We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using historical and implied volatility and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of income.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Year Ended December 31,
	2012	2011	2010
Net revenues	100%	100%	100%
Cost of net revenues	46	46	44
Gross profit	54	54	56
Operating expenses:
Technology and development	13	14	16
Sales and marketing	23	24	19
General and administrative	11	13	13
Total operating expenses	47	51	48
Income from operations	7	3	8
Interest expense	—	—	—
Interest and other income, net	—	—	—
Income before income taxes	7	3	8
Provision for income taxes	(3)	—	(3)
Net Income	4%	3%	6%

Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$613,445	$459,725	$153,720	33%
Enterprise	27,179	13,545	13,634	101%
Total net revenues	640,624	473,270	167,354	35%
Cost of net revenues	294,857	219,542	75,315	34%
Gross profit	$345,767	$253,728	$92,039	36%
Percentage of net revenues	54%	54%	—	—

Net revenues increased $167.4 million, or 35%, in 2012 compared to 2011. Revenue growth was attributable to increases in both revenue categories and driven by strong customer acquisition and an increased number of transacting customers and orders. Consumer net revenues increased $153.7 million, or 33%, in 2012 compared to 2011, and represented 96% of total net revenues in 2012 compared to 97% in 2011.  The increase in Consumer net revenues is primarily a result of increased sales of greeting and stationery cards and photo books with a smaller contribution from increased sales of other photo-based merchandise.  Enterprise revenues increased $13.6 million, or 101%, in 2012 compared to 2011, and represented 4% of total net revenues in 2012 compared to 3% in 2011. The increase is a combination of new Enterprise customers as well as increased sales to existing customers.

Consumer net revenue increases were also the result of year-over-year increases in total transacting customers and orders as outlined below. Average order value was flat year-over-year.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	7,062	5,388	1,674	31%
Orders	16,322	12,340	3,982	32%
Average order value	$37.58	$37.25	$0.33	1%

On a pro forma basis, including the orders and revenue of Tiny Prints for the period prior to the acquisition date, total orders for the year ended December 31, 2011 was 12,676,000 resulting in an average order value of $38.30, a decrease of 2%.

Cost of net revenues increased $75.3 million, or 34%, in 2012 compared to 2011, however, it remained flat as a percentage of net revenues at 46%, with gross margin remaining flat at 54%. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, increased headcount and greater third-party fulfillment costs associated with Tiny Prints products. Gross margin percentage was benefited by scale efficiencies, but offset by increased volumes of lower margin Enterprise sales.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Technology and development	$85,746	$65,675	$20,071	31%
Percentage of net revenues	13%	14%	—	—
Sales and marketing	$148,806	$113,952	$34,854	31%
Percentage of net revenues	23%	24%	—	—
General and administrative	$70,502	$58,710	$11,792	20%
Percentage of net revenues	11%	13%	—	—

Our technology and development expense increased $20.1 million, or 31%, in 2012, compared to 2011. As a percentage of net revenues, technology and development expense decreased to 13% in 2012 from 14% in 2011. The increase in technology and development expense was primarily due to an increase of $10.9 million related to personnel and related costs, reflecting additional hires during 2012, as well as the inclusion of the Tiny Prints development team for the entire year 2012. There was also an increase of $5.6 million related to incremental costs associated with our acquisition of Photoccino and Kodak Gallery's accounts. The overall increase was also due to an increase of $3.5 million in depreciation expense, an increase of $2.2 million in professional fees, and an increase of $0.8 million in stock based compensation. These factors were partially offset by an increase of $3.1 million in website development costs capitalized in the current period compared to the same period in the prior year.

During 2012, headcount in technology and development increased by 24% compared to 2011, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In 2012, we capitalized $12.4 million in eligible salary and consultant costs, including $0.9 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $9.2 million, which included $0.5 million of stock-based compensation capitalized in 2011.

Our sales and marketing expense increased $34.9 million, or 31%, in 2012 compared to 2011. As a percentage of net revenues, total sales and marketing expense decreased to 23% in 2012 from 24% in 2011. The increase in sales and marketing expense was primarily due to an increase of $18.1 million related to direct response, expanded online and performance marketing campaigns, and TV advertising, such as our first national cable TV campaign.  The increase is also attributable to an increase of $9.2 million in personnel and related costs associated with the expansion of our internal marketing team and an increase of $7.0 million in intangible asset amortization primarily from the Kodak Gallery customer list and a full year of intangible asset amortization from the Tiny Prints acquisition.

Our general and administrative expense increased $11.8 million, or 20%, in 2012 compared to 2011. As a percentage of net revenues, general and administrative expense decreased to 11% in 2012 from 13% for 2011. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $4.5 million and an increase in stock-based compensation of $3.3 million as a result of increased headcount. There was also an increase in credit card fees of $3.2 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in depreciation of $0.8 million, and an increase in facilities of $0.8 million. The increases were partially offset by a decrease in professional fees of $0.7 million which are largely due to transaction costs related to our acquisition of Tiny Prints incurred in 2011, and gains on disposition of assets of $0.6 million in 2012.

	Year Ended December 31,
	2012	2011	Change
	(in thousands)
Interest expense	$(597)	$(64)	$(533)
Interest and other income, net	$42	$35	$7

Interest expense increased in 2012 compared to 2011 primarily due to origination and ongoing commitment fees from our five-year syndicated credit facility that became effective in November 2011.

	Year Ended December 31,
	2012	2011
	(in thousands)
Income tax provision	$(17,160)	$(1,314)
Effective tax rate	43%	9%

The provision for income taxes was $17.2 million for 2012, compared to a provision of $1.3 million for 2011. Our effective tax rate was 43% in 2012 and 9% in 2011. This increase in our effective tax rate was primarily the result of fewer disqualifying dispositions of incentive stock option awards in the current year, a delay in the extension of the federal research credit, and a valuation allowance on certain California deferred tax assets.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Income before income taxes	$40,158	$15,362	$24,796	161%
Net income	$22,998	$14,048	$8,950	64%
Percentage of net revenues	4%	3%	—	—

Net income increased by $9.0 million for 2012 compared to 2011. As a percentage of net revenues, net income increased to 4% in 2012 from 3% in 2011.

Comparison of the Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
Net Revenues
Consumer	$459,725	$302,599	$157,126	52%
Enterprise	13,545	5,108	8,437	165%
Total net revenues	473,270	307,707	165,563	54
Cost of net revenues	219,542	134,491	85,051	63
Gross profit	$253,728	$173,216	$80,512	46%
Percentage of net revenues	54%	56%	—	—

Net revenues increased $165.6 million, or 54%, in 2011 compared to 2010. Revenue growth was attributable to increases in both revenue categories. The increase in Consumer net revenues was primarily a result of increased sales of photo books and greeting and stationery cards; including $93.0 million of net revenues from the sales of Tiny Prints products from the acquisition date through December 31, 2011. The increase in Consumer net revenues was also due to an increase in large format print revenue offset by a decrease in photocard revenue and 4x6 print revenue which represented 7% of total net revenues versus 10% in the prior year. Revenue from Enterprise increased $8.4 million, or 165%, to $13.5 million for 2011, and represented 3% of our total net revenues in 2011 compared to 2% in 2010. This increase is primarily the result of sales to customers acquired in the WMSG acquisition.

For the Shutterfly brand, Consumer net revenue increases were also the result of year-over-year increases in customers and orders. Average order value was down 1% year-over-year reflecting a discount intensive environment in 2011, primarily during the fourth quarter.

	Year Ended December 31,
	2011	2010	Change	% Change
Shutterfly	(In thousands, except AOV amounts)
Customers	4,864	4,069	795	20%
Orders	11,259	9,204	2,055	22%
Average order value (excluding Enterprise revenues)	$32.57	$32.88	$(0.31)	(1)%

Also in the Consumer category, on a pro forma basis, comparing the full year ended December 31, 2011 to the year ended December 31, 2010, Tiny Prints brand’s Consumer key metrics increased as noted below:

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

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
Income before income taxes	$15,362	$25,215	$(9,853)	(39)%
Net income	$14,048	$17,127	$(3,079)	(18)%
Percentage of net revenues	3%	6%	—	—

Net income decreased by $3.1 million, or 18%, from 2010 to 2011. As a percentage of net revenue, net income was 3% of net revenue for 2011 compared to 6% for 2010.

Liquidity and Capital Resources

At December 31, 2012, we had $245.1 million of cash and cash equivalents. In addition, to supplement our overall liquidity position, we entered into a five-year senior secured syndicated credit facility in November 2011 to provide up to $125.0 million in additional capital resources. In addition, we may request to increase the credit facility by $75.0 million. As of December 31, 2012, no amounts have been drawn against this facility.

Below is our cash flow activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$40,535	$23,149	$14,405
Capitalization of software and website development costs	12,528	10,050	7,405
Depreciation and amortization	50,109	34,452	25,972
Acquisition of business and intangible assets, net of cash acquired	57,212	133,705	5,981
Cash flows provided by operating activities	151,381	63,248	76,161
Cash flows provided by (used in) investing activities	(109,289)	(166,228)	22,610
Cash flows provided by financing activities	23,081	30,651	20,661

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, and to fund any repurchases of shares of our common stock under our Share Repurchase Program announced in November 2012 for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell debt or additional equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2013 capital expenditures will range from 9.4% to 10.4% of our expected net revenues in 2013, which includes additional investments related to our Fort Mill, South Carolina production facility which we expect will be operational in 2013.  These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Technology equipment and software	$28,386	$13,956	$11,585
Percentage of total capital expenditures	47%	42%	34%
Manufacturing equipment and building improvements	19,843	9,605	3,376
Percentage of total capital expenditures	33%	29%	10%
Capitalized technology and development costs	12,528	10,050	7,405
Percentage of total capital expenditures	21%	30%	22%
Total Capital Expenditures	$60,757	$33,611	$22,366
Percentage of net revenues	9%	7%	7%

Operating Activities. For 2012, net cash provided by operating activities was $151.4 million, primarily due to our net income of $23.0 million and the net change in operating assets and liabilities of $43.8 million.  Net cash provided by operating activities was adjusted for non-cash items including $50.1 million of depreciation and amortization expense and $37.3 million of stock-based compensation.

For 2011, net cash provided by operating activities was $63.2 million, primarily due to our net income of $14.0 million and the net change in operating assets and liabilities of $13.1 million, adjusted for non-cash items including $34.5 million of depreciation and amortization expense, $33.9 million of stock-based compensation, and $5.8 million provision from deferred income taxes.

For 2010, net cash provided by operating activities was $76.2 million, primarily due to our net income of $17.1 million and the net change in operating assets and liabilities of $15.0 million, adjusted for non-cash items including $26.0 million of depreciation and amortization expense, $16.4 million of stock-based compensation, and $2.0 million benefit from deferred income taxes.

Investing Activities. For 2012, net cash used in investing activities was $109.3 million.  We used $24.4 million in the acquisition of Kodak Gallery's customer accounts and images and 32.8 million in the acquisitions of Photoccino Ltd, Penguin Digital, Inc., and ThisLife, Inc., net of cash acquired. We used $40.5 million for capital expenditures for computer and network hardware and production equipment for our manufacturing operations, and $12.5 million of capitalized software and website development.  Additionally, we received proceeds of $1.0 million from the sale of equipment.

For 2011, net cash used in investing activities was $166.2 million. We used $133.1 million in the acquisition of Tiny Prints net of cash acquired, $23.1 million for capital expenditures for computer and network hardware and production equipment for our manufacturing operations and $10.1 million of capitalized software and website development.

For 2010, net cash provided by investing activities was $22.6 million due to the liquidation of $47.9 million (at par value) of our remaining ARS investments as a result of exercising the UBS Right and $2.5 million proceeds from the sale of fixed assets. This increase was offset by $14.4 million for capital expenditures for computer and network hardware and production equipment for our manufacturing operations and $7.4 million of capitalized software and website development. We also paid $5.8 million in cash to acquire WMSG, Inc. and $0.2 million to settle an escrow liability related to our 2009 TinyPictures acquisition.

Financing Activities. For 2012, net cash provided by financing activities was $23.1 million, primarily from $16.6 million from excess tax benefits from stock-based compensation and $10.2 million of proceeds from issuance of common stock from the exercise of options. This was partially offset by repurchases of common stock of $3.8 million.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$640,624	$473,270	$307,707

Non-GAAP Adjusted EBITDA	$128,144	$83,713	$67,113
Percentage of net revenues	20%	18%	22%

Free cash flow	$67,387	$50,102	$44,747
Percentage of net revenues	11%	11%	15%

We carefully manage our operating costs and capital expenditures, in order to make the strategic investments necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and improving our free cash flows. Over the last three years, our full year adjusted EBITDA profitability has improved to $128.1 million in 2012 from $67.1 million in 2010. This continued growth in adjusted EBITDA profitability resulted from increased demand for our products and services, scale efficiencies, and improvements from product mix. The increase in adjusted EBITDA is also driven by higher Consumer revenue in 2012 as compared to prior years. We also increased our free cash flow to $67.4 million in 2012 from $44.7 million in 2010.

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

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the years ended December 31, 2012, 2011, and 2010 (in thousands):

Reconciliation of Net Income to Non-GAAP Adjusted EBITDA
	Year Ended December 31,
	2012	2011	2010
Net income	$22,998	$14,048	$17,127
Add back:
Interest expense	597	64	42
Interest and other income, net	(42)	(35)	(482)
Tax provision	17,160	1,314	8,088
Depreciation and amortization	50,109	34,452	25,972
Stock-based compensation expense	37,322	33,870	16,366
Non-GAAP Adjusted EBITDA	$128,144	$83,713	$67,113

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$151,381	$63,248	$76,161
Add back:
Interest expense	597	64	42
Interest and other income, net	(42)	(35)	(482)
Tax provision	17,160	1,314	8,088
Changes in operating assets and liabilities	(43,762)	13,066	(15,014)
Other adjustments	2,810	6,056	(1,682)
Non-GAAP Adjusted EBITDA	128,144	83,713	67,113
Less:
Purchases of property and equipment, including accrued amounts	(48,229)	(23,561)	(14,961)
Capitalized technology & development costs	(12,528)	(10,050)	(7,405)
Free cash flow	$67,387	$50,102	$44,747

Contractual Obligations

The following are contractual obligations at December 31, 2012, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Operating lease obligations (1)	$37,729	$11,499	$19,122	$7,108	$—
Build-to-suit lease obligations (2)	11,203	512	2,087	2,172	6,432
Purchase obligations (3)	22,806	9,963	12,843	—	—
Total contractual obligations	$71,738	$21,974	$34,052	$9,280	$6,432

(1) Includes office space in Redwood City, California, Sunnyvale, California, and Tempe, Arizona and production facilities in Charlotte, North Carolina and Phoenix, Arizona under non-cancelable operating leases that expire in 2017, 2014, 2014, 2014, and 2016, respectively. We also have various non-cancelable operating leases for certain production equipment. Specifically, in 2012, 2011, and 2010, we entered into multiple non-cancelable operating leases for new digital presses and finishing equipment with terms that expire in up to five years.

(2) Includes the estimated timing and amount of payments for rent for our newly leased production facility space in Fort Mill, South Carolina. See "Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies" for further discussion.

(3) Includes co-location agreements with third-party hosting facilities that expire in 2015 as well as minimums under marketing agreements.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for our interim and annual periods beginning January 1, 2012. Adoption of this guidance did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.     We have exposure to interest rate risk that relates primarily to our investment portfolio and our syndicated credit facility. All of our cash equivalents are carried at market value. We may draw funds from our syndicated credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBO rate”). If these rates increase significantly, our costs to borrow these funds will also increase. To date, we have not borrowed any funds under our syndicated credit facility. As a result, we do not believe that a 10% change in interest rates will have a significant impact on our interest income and expense, operating results, or liquidity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Shutterfly, Inc.

In our opinion, the accompanying consolidated balance sheets and related statements of income, shareholders equity, and cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc., and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 13, 2013

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$245,088	$179,915
Accounts receivable, net	13,574	12,997
Inventories	5,032	3,726
Deferred tax asset, current portion	7,713	598
Prepaid expenses and other current assets	15,268	13,870
Total current assets	286,675	211,106
Property and equipment, net	92,667	54,123
Intangible assets, net	122,269	95,016
Goodwill	358,349	340,408
Deferred tax asset, net of current portion	854	3,785
Other assets	4,310	5,448
Total assets	$865,124	$709,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,503	$9,470
Accrued liabilities	88,472	59,271
Deferred revenue	17,845	12,106
Total current liabilities	137,820	80,847
Deferred tax liability	24,298	13,948
Other liabilities	11,720	6,094
Total liabilities	173,838	100,889
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 36,358 and 34,839 shares issued and outstanding on December 31, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	652,110	589,067
Accumulated earnings	39,172	19,926
Total stockholders' equity	691,286	608,997
Total liabilities and stockholders' equity	$865,124	$709,886

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$640,624	$473,270	$307,707
Cost of net revenues	294,857	219,542	134,491
Gross profit	345,767	253,728	173,216
Operating expenses:
Technology and development	85,746	65,675	48,393
Sales and marketing	148,806	113,952	59,284
General and administrative	70,502	58,710	40,764
Total operating expenses	305,054	238,337	148,441
Income from operations	40,713	15,391	24,775
Interest expense	(597)	(64)	(42)
Interest and other income, net	42	35	482
Income before income taxes	40,158	15,362	25,215
Provision for income taxes	(17,160)	(1,314)	(8,088)
Net income	$22,998	$14,048	$17,127

Net income per share:
Basic	$0.64	$0.43	$0.63
Diluted	$0.61	$0.40	$0.59
Weighted average shares:
Basic	35,826	32,788	27,025
Diluted	37,432	35,007	29,249

Stock-based compensation is allocated as follows (Notes 2 and 6):
Cost of net revenues	$1,696	$2,138	$508
Technology and development	8,635	8,201	3,069
Sales and marketing	11,559	11,350	3,923
General and administrative	15,432	12,181	8,866

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Common stock (par value)
Balance, beginning of year	$4	$3	$3
Issuance of common stock in connection with acquisition and upon exercise of options and vesting of restricted stock units	1	1	—
Common stock repurchased and retired	(1)	—	—
Balance, end of year	4	4	3

Additional paid-in capital
Balance, beginning of year	589,067	263,726	226,410
Issuance of common stock upon exercise of options and vesting of restricted stock units	10,210	22,277	14,703
Stock based compensation, net of estimated forfeiture	38,214	34,351	16,640
Issuance of common stock in connection with acquisition	—	260,322	—
Tax benefit of stock options	14,619	8,391	5,973
Balance, end of year	652,110	589,067	263,726

Accumulated earnings (deficit)
Balance, beginning of year	19,926	5,878	(11,249)
Common stock repurchased and retired	(3,752)	—	—
Net income	22,998	14,048	17,127
Balance, end of year	39,172	19,926	5,878
Total stockholders' equity	$691,286	$608,997	$269,607

Number of shares
Common stock
Balance, beginning of year	34,839	27,957	25,909
Issuance of common stock upon exercise of options and vesting of restricted stock units	1,656	2,882	2,048
Common stock repurchased and retired	(137)	—	—
Issuance of common stock in connection with acquisition	—	4,000	—
Balance, end of year	36,358	34,839	27,957

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$22,998	$14,048	$17,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,424	22,316	23,429
Amortization of intangible assets	20,685	12,136	2,543
Stock-based compensation, net of forfeitures	37,322	33,870	16,366
Gain on disposal of property and equipment	(861)	(301)	(345)
Deferred income taxes	54	(5,766)	2,021
Tax benefit from stock-based compensation	14,619	8,391	5,973
Excess tax benefits from stock-based compensation	(16,622)	(8,380)	(5,967)
Gain on auction rate securities Rights	—	—	(6,266)
Loss on auction rate securities	—	—	6,266
Changes in operating assets and liabilities:
Accounts receivable, net	(577)	(7,205)	688
Inventories	(1,306)	766	(558)
Prepaid expenses and other current assets	(1,399)	(5,667)	(2,402)
Other assets	212	(1,402)	2
Accounts payable	15,230	(16,458)	8,652
Accrued and other liabilities	26,610	12,255	5,817
Deferred revenue	5,739	1,870	1,128
Other non-current liabilities	(747)	2,775	1,687
Net cash provided by operating activities	151,381	63,248	76,161
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(57,212)	(133,705)	(5,981)
Purchases of property and equipment	(40,535)	(23,149)	(14,405)
Capitalization of software and website development costs	(12,528)	(10,050)	(7,405)
Proceeds from sale of equipment	986	676	2,476
Proceeds from the sale of auction rate securities	—	—	47,925
Net cash provided by (used in) investing activities	(109,289)	(166,228)	22,610
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	10,211	22,277	14,703
Repurchases of common stock	(3,752)	—	—
Excess tax benefits from stock-based compensation	16,622	8,380	5,967
Principal payments of capital lease obligations	—	(6)	(9)
Net cash provided by financing activities	23,081	30,651	20,661
Net increase (decrease) in cash and cash equivalents	65,173	(72,329)	119,432
Cash and cash equivalents, beginning of period	179,915	252,244	132,812
Cash and cash equivalents, end of period	$245,088	$179,915	$252,244

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1
Income taxes	618	140	663

Supplemental schedule of non-cash investing activities:
Net increase in accrued purchases of property and equipment	$7,694	$412	$556
Estimated fair market value of building under build-to-suit lease	6,372	—	—
Amount due for acquisition of business	963	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as photo books, greeting cards and stationery and calendars. The Company also provides enterprise services; printing and shipping of direct marketing and other variable data print products and formats. The Company is headquartered in Redwood City, California.

Note 2 — The Company and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, among others, intangible assets valuation, useful lives, excess and obsolete inventories, restructuring, legal contingencies, valuation allowances, provision for sales returns, and allowance for doubtful accounts. Actual results could differ from these estimates.

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

As of December 31, 2012 and 2011, the Company had cash of $186.3 million and $121.2 million, respectively, and cash equivalents of $58.8 million and $58.7 million, respectively, which are classified in the Level 1 hierarchy.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts receivable. As of December 31, 2012, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in retail stores, sales of enterprise services, and revenue generated from online advertisements posted on the Company's websites. Credit card receivables settle relatively quickly and the Company's historical experience of credit card losses have not been material and have been within management’s expectations. Excluding amounts due from credit cards of customers, as of December 31, 2012, two Enterprise customers accounted for 26% and 12% of the Company’s net accounts receivable, respectively. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2012. As of December 31, 2011, one Enterprise customer accounted for 40% of the Company's net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2011.

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

Software and Website Development Costs

The Company capitalizes eligible costs associated with website development and software developed or obtained for internal use. Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Payroll and payroll related costs and stock based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s websites are expensed as incurred.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from two to sixteen years, and the amortization is allocated between cost of net revenues and operating expenses. Goodwill and intangible assets with indefinite lives are not subject to amortization,

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

For the Company’s annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on its enterprise value. This reporting unit was not at risk of failing step one of the annual goodwill impairment test for years ended December 31, 2012 and 2011.

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

Revenue Recognition

The Company recognizes revenue from Consumer and Enterprise product sales, net of applicable sales tax, upon shipment of fulfilled orders, when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Customers place Consumer product orders through the Company's websites and pay primarily using credit cards. Enterprise customers are invoiced upon fulfillment. Shipping charged to customers is recognized as revenue at the time of shipment.

For gift card sales and flash deal promotions through group buying websites, the Company recognizes revenue on a gross basis, as it is the primary obligor, when redeemed items are shipped. Revenues from sales of prepaid orders on its websites are deferred until shipment of fulfilled orders or until the prepaid period expires. The Company’s share of revenue generated from its print to retail relationships, is recognized when orders are picked up by its customers at the respective retailer.

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

The Company’s advertising revenues are derived from the sale of online advertisements on its websites. Advertising revenues are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of the Company's websites) are delivered; as “clicks” (which are generated each time users of the Company's websites click through the advertisements to an advertiser’s designated website) are provided to advertisers; or ratably over the term of the agreement with the expectation that the advertisement will be delivered ratably over the contract period.

Restructuring Costs

The Company records restructuring costs when expenses are incurred. The Company accrues for lease termination costs when the restructuring event takes place. The Company accrues for severance once the total severance pool has been calculated, approved and communicated, and recognizes the expense ratably over the required service period, from the communication date to the exit date. The Company also accelerates depreciation using a revised economic life of the leasehold improvement assets.

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place. The Company did not have any capitalized direct mail costs at December 31, 2012 and December 31, 2011. Total advertising costs are a component of sales and marketing expenses and include print advertising, internet advertising, such as display ads and keyword search terms and TV and radio advertising. These amounts totaled approximately $69,938,000, $54,112,000 and $30,651,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards.

The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of the Company's common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company's consolidated statements of income.

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of December 31, 2012 and 2011.

The Company is subject to taxation in the United States and Israel.

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

	Year ended December 31,
	2012	2011	2010
Net income per share:	(in thousands, except per share amounts)
Numerator
Net income	$22,998	$14,048	$17,127
Denominator
Denominator for basic net income per share
Weighted-average common shares outstanding	35,826	32,788	27,025
Dilutive effect of stock options and restricted awards	1,606	2,219	2,224
Denominator for diluted net income per share	37,432	35,007	29,249
Net income per share
Basic	$0.64	$0.43	$0.63
Diluted	$0.61	$0.40	$0.59

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2012	2011	2010
Stock options and restricted stock units	748	278	830

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income. Accordingly, the accompanying consolidated statements of income reflect all changes in comprehensive income.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Company reports as one operating segment with the Chief Executive Officer (“CEO”) being the Company’s chief operating decision maker. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has a single reporting unit and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level.

Net revenues by Consumer and Enterprise categories were as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Net revenues
Consumer	$613,445	$459,725	$302,599
Enterprise	27,179	13,545	5,108
Total net revenues	$640,624	$473,270	$307,707

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company's interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3 — Balance Sheet Components

Intellectual Property Prepaid Royalties

Total amortization for these license agreements in 2012 and 2011 were $946,000 and $761,000, respectively. As of December 31, 2012, the Company had a balance of $3.6 million in unamortized prepaid royalties. Amortization of these licenses is estimated as follows (in thousands):

Year Ending:
2013	1,008
2014	771
2015	498
2016	389
2017	334
Thereafter	645
$3,645

Prepaid Expenses and Other Current Assets

	December 31,
	2012	2011
	(in thousands)
Prepaid service contracts – current portion	$5,771	$4,727
Deferred costs	3,278	717
Prepaid income taxes	—	1,952
Other prepaid expenses and current assets	6,219	6,474
	$15,268	$13,870

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

	December 31,
	2012	2011
	(in thousands)
Computer and other equipment	$135,181	$102,061
Software	17,342	12,579
Leasehold improvements	11,009	9,559
Building construction-in-progress	6,372	—
Furniture and fixtures	4,075	3,762
Capitalized software and website development costs	49,013	35,842
	222,992	163,803
Less: Accumulated depreciation and amortization	(130,325)	(109,680)
Net property and equipment	$92,667	$54,123

Building construction-in-progress value of $6.4 million represents the estimated fair market value of a building under a build-to-suit lease of which the Company is the "deemed owner" for accounting purposes only. See "Note 5 - Commitments and Contingencies."

Depreciation and amortization expense totaled $29,424,000, $22,316,000, and $23,429,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Total capitalized software and website development costs, net of accumulated amortization totaled $21,857,000 and $16,923,000 at December 31, 2012 and 2011, respectively. Amortization of capitalized costs totaled approximately $8,352,000, $5,371,000 and $4,207,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangible Assets

Intangible assets are comprised of the following at December 31:

	Weighted Average Useful Life	December 31,
		2012	2011
		(in thousands)
Purchased technology	10 years	$99,003	$76,843
Less: accumulated amortization		(23,153)	(12,771)
		75,850	64,072

Customer relationships	6 years	60,066	35,235
Less: accumulated amortization		(13,902)	(4,742)
		46,164	30,493

Licenses and other	3 years	871	871
Less: accumulated amortization		(616)	(420)
		255	451

Total		$122,269	$95,016

Purchased technology is amortized over a period ranging from two to sixteen years. Customer relationships are amortized over a period ranging from two to seven years. Licenses and other is amortized over a period ranging from two to five years.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible asset amortization expense for the years ended December 31, 2012, 2011 and 2010 was $19,739,000, $11,375,000 and $1,849,000, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2013	$23,911
2014	22,980
2015	20,191
2016	14,019
2017	11,530
Thereafter	29,638
$122,269

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance, December 31, 2010	$11,163
Acquisition of business	329,245
Goodwill adjustments	—
Balance, December 31, 2011	340,408
Acquisition of business	17,941
Goodwill adjustments	—
Balance, December 31, 2012	$358,349

The increase in goodwill for the year ended December 31, 2012 was a result of the acquisitions of Photoccino, Ltd., Penguin Digital, Inc., and ThisLife.com, Inc.

The increase in goodwill for the year ended December 31, 2011 was a result of the acquisition of Tiny Prints in April 2011.

Accrued Liabilities

	December 31,
	2012	2011
	(in thousands)
Accrued production costs	$22,534	$16,939
Accrued marketing expenses	21,371	19,072
Accrued income and sales tax	15,002	11,106
Accrued compensation	13,904	5,485
Accrued consulting	4,200	2,347
Accrued purchases	3,685	871
Accrued fixed assets	1,554	633
Accrued other	6,222	2,818
	$88,472	$59,271

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquisitions

Purchased Intangible Assets

Eastman Kodak Gallery Assets

On March 1, 2012, the Company entered into an agreement with Kodak for the proposed sale of certain assets of its Kodak Gallery online photo services business for $23.8 million through a court-supervised auction process. On April 30, 2012, the transaction was approved by the bankruptcy court and on May 2, 2012 the transaction closed.  The Company paid $19.0 million at close and the remaining $4.8 million at the end of the transition period, which was during 2012.  This acquisition was accounted for as an asset acquisition and as such the Company has capitalized transaction costs of approximately $0.6 million, for a total purchase price of $24.4 million.  The purchase price was allocated to a single asset, customer list, which will be amortized over its estimated useful life of four years.

Business Combinations

ThisLife.com, Inc.

On December 28, 2012, the Company acquired ThisLife.com, Inc. (“ThisLife”) for a total aggregate cash purchase price of $22.5 million. ThisLife provides cloud-based services for protecting, organizing, storing and sharing photos and videos which will strengthen the Company's photo storage and sharing capabilities as well as enable the creation of products across the web and mobile efficiently. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. In addition, restricted stock awards were granted to certain ThisLife employees contingent upon their continued employment for a period of three years and will be recorded as stock-based compensation over the vesting period. Also, performance-based restricted stock units ("PBRSU") were granted to certain ThisLife employees contingent on achieving certain performance milestones and continued employment for a period of three years. These awards will be recorded as stock-based compensation over the vesting period.

Of the total purchase price, $14.6 million was allocated to developed technology and is being amortized over an estimated useful life of five years and $0.2 million was allocated to the active user base which will be amortized over an estimated useful life of two years. The assets and liabilities acquired totaled approximately $1.0 million and $1.2 million, respectively. The remaining excess purchase price of approximately $7.9 million was allocated to goodwill primarily representing the assembled workforce and synergies from the accelerated time to market. In addition, $4.3 million was recorded as a deferred tax liability representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of income for the period subsequent to the Company’s acquisition of ThisLife. ThisLife’s results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

Penguin Digital, Inc.

On September 14, 2012, the Company acquired Penguin Digital, Inc. ("Penguin Digital") for a total aggregate cash purchase price of $7.1 million. Penguin Digital is a mobile application development company that has an iPhone application that allows users to access their photos from iPhones or their Facebook or Instagram accounts and create customized products and gifts from their mobile devices. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. In addition, RSUs were granted to certain Penguin Digital employees contingent upon their continued employment for a period of three years. Also, PBRSUs were granted to certain Penguin Digital employees contingent on achieving certain performance milestones and continued employment for a period of three years. These awards will be recorded as stock-based compensation over the vesting period.

Of the total purchase price, $2.9 million was allocated to developed technology and is being amortized over an estimated useful life of three years, $0.9 million was allocated to in-process research and development, and $0.2 million was allocated to the active user base which will be amortized over an estimated useful life of two years. The assets and liabilities acquired totaled approximately $0.1 million and $0.2 million, respectively. The remaining excess purchase price of approximately $3.2 million

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was allocated to goodwill primarily representing the assembled workforce and synergies from the accelerated time to market. In addition, $0.9 million was recorded as a deferred tax liability which represents the difference between the assigned values of the assets acquired and the tax basis of those assets offset by net operating loss carryforwards. The offset is recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of income for the period subsequent to the acquisition. Penguin Digital’s results of operations for periods prior to this acquisition were not material to the consolidated statement of income and, accordingly, pro forma financial information has not been presented.

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

Of the total purchase price, $3.0 million was allocated to developed technology and is being amortized over an estimated useful life of five years, $0.7 million was allocated to in-process research and development, and $80,000 was allocated to non-compete agreements with the founders which will be amortized over an estimated useful life of two years. The assets and liabilities acquired totaled approximately $0.1 million. The remaining excess purchase price of approximately $0.7 million was allocated to goodwill primarily representing the assembled workforce. In addition, $0.9 million was recorded as a deferred tax liability representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company’s acquisition of Photoccino. Photoccino’s results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: closing date market price of $54.64 per share; expected term of 4.5; risk-free interest rate of 2.1%; expected volatility of 48.1%; and no dividend yield. The fair value of restricted stock units assumed was calculated using the closing date market price of $54.64 per share for the Company’s common stock. The Company included the fair value of vested stock options assumed of $41.8 million in the consideration transferred for the acquisition. The estimated fair value of unvested stock options and restricted stock units assumed by the Company of $25.8 million was not included in the consideration transferred and is being recognized as stock-based compensation expense over the weighted average remaining vesting period of approximately two years. In addition, the Company determined that $2.9 million of incremental fair value was associated with vested awards at the acquisition date, and has recognized this additional amount in its post-combination financial statements as stock-based compensation.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the pro forma statements of income obtained by combining the historical consolidated operations of the Company and Tiny Prints for the year ended December 31, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2011 and 2010, respectively (in thousands, except per share data):

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

Note 5 — Commitments and Contingencies

Operating Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than May 2017. Rent expense was $4,776,000, $4,201,000 and $3,964,000, for the years ended December 31, 2012, 2011 and 2010,

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. In 2010, the Company renewed the lease for its corporate office. The lease renewal provided for a $2.1 million tenant improvement reimbursement allowance which the Company utilized during 2011. Reimbursements under this provision were recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company also has non-cancelable operating leases for certain production equipment with terms ranging from four to five years. As of December 31, 2012, the total outstanding obligation under all equipment operating leases was $22,578,000.

At December 31, 2012, the total future minimum payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
Year Ending:
2013	$11,499
2014	10,172
2015	8,950
2016	5,778
2017	1,330
Thereafter	—
Total minimum lease payments	$37,729

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2015. As of December 31, 2012, the Company’s purchase obligations totaled $22,806,000.

Build-to-suit Lease

During the year ended December 31, 2012, the Company executed a lease for a new 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. This facility will replace the Company's current east coast production facility in Charlotte, North Carolina and is expected to open during 2013. In order for the facility to meet the Company's operating specifications, both the landlord and the Company are making structural changes as part of the uplift of the building, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $4.9 million, representing its estimate of the fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities. During 2012, the Company increased the asset and financing obligations by $1.5 million for building uplift costs incurred by the landlord. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for 5 years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions, for a total credit facility of $200.0 million. From inception through December 31, 2012, the Company has not drawn on the credit facility.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Among other covenants, the Company may not permit (i) the ratio of Consolidated Total Indebtedness on any date to Consolidated EBITDA (each as defined in the Credit Agreement) for the most recent four consecutive fiscal quarters to exceed 2.75 to 1.00, and (ii) the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of December 31, 2012, the Company is in compliance with these covenants.

The Company incurred $1.1 million of Credit Facility origination costs during the twelve months ended December 31, 2011, which have been capitalized within prepaid expenses for the current portion and other assets for the non-current portion. These fees are being amortized over the 5-year term of the Credit Facility as a component of interest expense.

Legal Matters

On January 4, 2013, Express Card Systems, LLC filed a complaint for alleged patent infringement against the Company in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:13-cv-18, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patents Nos., 5,748,484 and 5,552,994, which claim among other things a system for printing social expression cards in response to electronically transmitted orders. The complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages. The Company believes the suit is without merit and will defend itself vigorously.

On December 10, 2010, Eastman Kodak Company (“Kodak”) filed a complaint for alleged patent infringement against the Company in Eastman Kodak Company v. Shutterfly, Inc., C.A. No. 10-1079-SLR, in the U.S. District Court for the District of Delaware. The complaint asserted infringement of U.S. Patents Nos. 6,549,306; 6,600,572; 7,202,982; 6,069,712; and 6,512,570, which claimed among other things, methods for selecting photographic images using index prints, an image handling system incorporating coded instructions, and processing a roll of exposed photographic film into corresponding visual prints and distributing such prints. The complaint asserted that the Company directly or indirectly infringed the patents without providing any details concerning the alleged infringement, and it sought unspecified damages and injunctive relief.   On February 5, 2013, Kodak filed a stipulation and order lifting the stay and dismissing the case with prejudice.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2011, the Company filed a complaint for patent infringement against Eastman Kodak Company and Kodak Imaging Network, Inc. in Shutterfly, Inc. v. Eastman Kodak Company and Kodak Imaging Network, Inc., C.A. No. 11-099-SLR, in the U.S. District Court for the District of Delaware. The complaint asserted infringement of U.S. Patents Nos. 6,583,799; 7,269,800; 6,587,596; 6,973,222; 7,474,801; 7,016,869; and 7,395,229, which claim among other things, methods for image uploading, image cropping, automatic generation of photo albums, and changing attributes of an image-based product. The complaint asserted that Kodak directly or indirectly infringed the patents, and it sought unspecified damages and injunctive relief. On February 5, 2013, the Company filed a stipulation and order lifting the stay and dismissing the case with prejudice.

In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued.  There are no amounts accrued which the Company believes would be material to its financial position and results of operations.

Note 6 — Stock-Based Compensation

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

Options issued under the 2006 Plan are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Select Market. Options issued under the 2006 Plan typically vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years.

The 2006 Plan provides for automatic replenishments on January 1 of 2011, 2012, and 2013 of 3.5%, 3.3%, and 3.1%, respectively of the number of shares of the Company’s common stock issued and outstanding on the December 31 immediately prior to the date of increase.

Tiny Prints 2008 Equity Incentive Plan

In April 2011, in connection with the acquisition of Tiny Prints, the Company converted and assumed the equity awards granted under the Tiny Prints 2008 Equity Incentive Plan (the “Tiny Prints Plan”)  (See Note 4 – Acquisitions).   Awards granted under the

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tiny Prints Plan include ISO, NSO, and restricted share awards, all of which generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years.  Options under this plan will expire if not exercised within 10 years from the date of grant, and options and awards will expire if forfeited due to termination.

Stock Option Activity

A summary of the Company’s stock option activity at December 31, 2012 and changes during the period are presented in the table below (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2011	2,768	$15.71
Granted	139	28.72
Exercised	(771)	13.24
Forfeited, canceled or expired	(102)	24.72
Balances, December 31, 2012	2,034	$17.09	5.5	$28,854
Options vested and expected to vest at December 31, 2012	2,001	$16.85	5.4	$28,718
Options vested at December 31, 2012	1,677	$14.63	4.8	$26,705

As of December 31, 2011 and 2010, there were 2,188,000 and 2,716,000 options vested, respectively.

During the year ended December 31, 2012, the Company granted stock options to purchase an aggregate of 139,000 shares of common stock with a weighted average grant-date fair value of $12.93 per share. In fiscal years ended December 31, 2011 and 2010, the Company granted stock options to purchase an aggregate of 197,000 and 257,000 shares of common stock, respectively, with a weighted average grant-date value of $20.32 and $10.62 per share, respectively.

The total intrinsic value of options exercised during the twelve months ended December 31, 2012, 2011 and 2010 was $12,299,000, $78,641,000 and $19,721,000, respectively. Net cash proceeds from the exercise of stock options were $10,211,000 for the twelve months ended December 31, 2012.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. In the years ended December 31, 2012 and 2011, the Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. In all prior years, expected volatility also included historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the twelve months ended December 31, 2012, 2011, and 2010, were as follows:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Annual risk free rate of return	0.8%	1.5%	1.9%
Expected volatility	56.5%	53.3%	51.1%
Expected term (years)	4.3	4.3	4.5

Employee stock-based compensation expense recognized during the years ended December 31, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan and Inducement awards to new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant.  RSUs typically vest and are settled annually, based on a three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the twelve months ended December 31, 2012, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2011	1,969	$31.33
Granted	2,566	28.55
Vested	(885)	23.18
Forfeited	(398)	33.40
Awarded and unvested, December 31, 2012	3,252	$31.10
Restricted stock units expected to vest, December 31, 2012	2,895

The chart below summarizes grant activity during the twelve months ended December 31, 2012 by equity plan (share numbers in thousands):

Grants in 2012
2006 Equity Incentive Plan
Restricted stock units (1)	1,385
Performance-based restricted stock units (2)	445
Total grants under 2006 Plan	1,830

Inducement Plans
Restricted stock units (3)	635
Performance-based restricted stock units (4)	101
Total grants under Inducement Plans	736

Total awards granted in 2012	2,566

(1) Awards issued under the 2006 Equity Incentive Plan include restricted stock awards granted to new and current employees. Awards issued under this plan typically vest over a three or four year total vesting term.

(2) Includes 445,000 performance-based restricted stock units (PBRSUs) issued under the 2006 Equity Incentive Plan which are tied to the Company’s 2012 financial performance and which have three year service criteria.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  As of December 31, 2012, the performance criteria for the fiscal year was met and the associated stock-based compensation has been recognized.

(3) Inducement awards are issued to newly hired officers and to new employees from acquired companies. These awards typically vest annually over a three year period based on continued employment. The above includes 366,000 RSUs to certain employees of Photoccino, Penguin Digital, and ThisLife.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Includes PBRSUs issued to certain employees in connection with the acquisitions of Penguin Digital and ThisLife, which have both performance and service vesting criteria and vest annually over a three year term contingent on achieving certain performance milestones and continued employment.

During the years ended December 31, 2012 and 2011, the fair value of awards vested were $20,507,000 and $12,419,000, respectively.

At December 31, 2012, the Company had $76,906,000 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately three years.

Note 7 — Income Taxes

Income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$40,024	$15,362	$25,215
Foreign	134	—	—
Total	$40,158	$15,362	$25,215

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2012	2011	2010
Federal:
Current	$14,605	$5,800	$5,773
Deferred	(316)	(3,095)	2,247
	14,289	2,705	8,020
State:
Current	2,383	1,280	294
Deferred	455	(2,671)	(226)
	2,838	(1,391)	68
Foreign:
Current	118	—	—
Deferred	(85)	—	—
	33	—	—
Total income tax expense (benefit):
Current	17,106	7,080	6,067
Deferred	54	(5,766)	2,021
	$17,160	$1,314	$8,088

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s actual tax expense differed from the statutory federal income tax rate, as follows:

	December 31,
	2012	2011	2010
Income tax expense at statutory rate	35.0%	34.0%	34.0%
State income taxes	0.9	(7.7)	1.7
Stock-based compensation	1.1	(13.5)	(0.4)
R&D tax credit	—	(7.2)	(2.6)
Acquisition costs	—	3.0	—
Valuation allowance	5.5	—	—
Other	0.2	—	(0.6)
	42.7%	8.6%	32.1%

At December 31, 2012, the Company had approximately $5.5 million, $45.7 million, and $0.9 million of federal, California and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income. $29.2 million of the California net operating loss carryforwards is associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2028 and 2016 for federal and California purposes, respectively, and no sooner than 2031 for the portion related to other state jurisdictions, if not utilized.

Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

The Company also had research and development credit carryforwards of approximately $4.1 million and $5.7 million for federal and state income tax purposes, respectively, at December 31, 2012, of which $4.1 million and $2.3 million is associated with windfall tax benefits for federal and state income tax purposes, respectively, that will be recorded as additional paid-in capital when realized. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes. The research and development tax credit will expire starting in 2027 for federal and 2025 for Arizona.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2012, which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the new legislation, the Company is expected to recognize a $1.3 million tax benefit relating to the federal research tax credit during the three months ended March 31, 2013.

The components of the net deferred tax assets as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,917	$1,979
Reserves and other tax benefits	22,527	18,457
Tax credits	2,415	3,176
Other	13	15
Deferred tax assets	27,872	23,627
Valuation allowance	(2,203)	—
Net deferred tax assets	25,669	23,627
Deferred tax liabilities:
Depreciation and amortization	(41,400)	(33,192)
Net deferred tax assets / (liabilities)	$(15,731)	$(9,565)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. In November 2012, California passed Proposition 39 mandating a single sales factor apportionment method beginning on or after January 1, 2013.  As a result, the Company no longer believes that it is more likely than not that certain

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

California deferred tax assets will be realized as of December 31, 2012. Accordingly, during the year ended December 31, 2012, the Company has recorded a valuation allowance of $2.2 million.

As of December 31, 2012, the Company had $5.4 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows (in thousands):

	2012	2011	2010
Balance of unrecognized tax benefits at January 1	$4,364	$2,955	$2,179
Additions for tax positions of prior years	137	—	132
Additions for tax positions related to current year	1,009	1,409	644
Reductions for tax positions of prior years	(65)	—	—
Balance of unrecognized tax benefits at December 31	$5,445	$4,364	$2,955

If the $5.4 million of unrecognized tax benefits as of December 31, 2012 is recognized, approximately $2.8 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company provides for federal income taxes on the earnings of its foreign subsidiaries, as such, earnings are currently recognized as US taxable income.

As of December 31, 2012, the Company is subject to taxation in the United States and Israel. The Company is subject to examination for tax years including and after 2009 for federal, 2008 for California and other state jurisdictions, and 2011 for Israel. Certain tax years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Note 8 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2012 and 2011, there were no discretionary contributions.

Note 9 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized a share repurchase program of the Company's common stock subject to the approval of the Audit Committee of the Board of Directors. On October 29, 2012, the Audit Committee approved a share repurchase program for up to $60.0 million of the Company's common stock. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time. As of December 31, 2012, the remaining authorized amount for stock repurchases under the share repurchase program was $56.2 million.

All repurchased shares of common stock have been retired. Between October 29, 2012 and December 31, 2012, the Company repurchased 137,262 shares of its outstanding common stock at an average of $27.34 per share pursuant to the share repurchase program.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2012 and 2011 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$91,291	$99,020	$98,536	$351,777
Gross profit	$41,238	$48,310	$43,407	$212,812
Net income (loss)	$(10,040)	$(9,511)	$(10,478)	$53,027

Net income (loss) per common share:
Basic	$(0.29)	$(0.27)	$(0.29)	$1.46
Diluted	$(0.29)	$(0.27)	$(0.29)	$1.40

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$57,229	$75,764	$76,523	$263,754
Gross profit	$27,683	$35,883	$34,876	$155,286
Net income (loss)	$(7,760)	$(3,650)	$(9,953)	$35,411

Net income (loss) per common share:
Basic	$(0.27)	$(0.11)	$(0.29)	$1.02
Diluted	$(0.27)	$(0.11)	$(0.29)	$0.97

Note 11 — Subsequent Event

On February 1, 2013, the Company entered into an agreement to license 1,100 Kodak imaging patents, as well as the patents that Kodak is keeping as part of its on-going business.  In addition, as part of this agreement, current patent-related ligation between Shutterfly and Kodak was dismissed.  Substantially all of the license consideration will be recorded as a prepaid patent royalty amount during the three months ending March 31, 2013, which will be amortized over the aggregate average remaining life of the patent portfolio.  The remaining amount represents the estimated cost to conclude the litigation and has been recorded as a portion of General and Administrative expense for the twelve months ended December 31, 2012.

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2010	$23	168	—	(36)	$155
Year ended December 31, 2011	$155	259	—	(80)	$334
Year ended December 31, 2012	$334	303	—	(406)	$231

Tax Valuation Allowance
Year ended December 31, 2010	$—	—	—	—	$—
Year ended December 31, 2011	$—	—	—	—	$—
Year ended December 31, 2012	$—	2,203	—	—	$2,203

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item with respect to executive compensation, risk management and the compensation committee of the Board of Directors is incorporated by reference to information set forth in the Proxy Statement in the sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions required by this Item is incorporated by reference to information set forth in the Proxy Statement in the section entitled “Certain Transactions.”

The information required by this Item with respect to director independence is incorporated by reference to information set forth in the Proxy Statement in the section entitled "Independence of Board of Directors and its Committees."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a) The following documents are filed as part of this annual report on Form 10-K:

1. Financial Statements . The consolidated financial statements of Shutterfly, Inc. are incorporated by reference to Part II, Item 8 of this annual report on Form 10-K.

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

SHUTTERFLY, INC.
(Registrant)

Dated: February 13, 2013	By:	/s/ Brian M. Regan
Brian M. Regan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey T. Housenbold, Brian M. Regan and Brian R. Manca, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ Jeffrey T. Housenbold	President, Chief Executive Officer and Director	February 13, 2013
Jeffrey T. Housenbold	(Principal Executive Officer)

/s/ Brian M. Regan	Senior Vice President and Chief Financial Officer	February 13, 2013
Brian M. Regan	(Principal Financial Officer)

/s/ Brian R. Manca	Vice President and Chief Accounting Officer	February 13, 2013
Brian R. Manca	(Principal Accounting Officer)

/s/ Philip A. Marineau	Chairman of the Board of Directors and Director	February 13, 2013
Philip A. Marineau

/s/ Eric J. Keller	Director	February 13, 2013
Eric J. Keller

/s/ Stephen J. Killeen	Director	February 13, 2013
Stephen J. Killeen

/s/ Nancy J. Schoendorf	Director	February 13, 2013
Nancy J. Schoendorf

/s/ Brian T. Swette	Director	February 13, 2013
Brian T. Swette

/s/ James N. White	Director	February 13, 2013
James N. White

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
2.01	Agreement and Plan of Merger, dated as of March 21, 2011, by and among Shutterfly, Inc., Horsley Acquisition Sub I, Inc., Horsley Acquisition Sub II, LLC, Tiny Prints, Inc. and the Stockholder Representative.	8-K	001-33031	March 21, 2011	2.01
3.01	Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Restated Bylaws.	10-Q	001-33031	July 31, 2012	3.02
4.01	Form of common stock certificate.	S-1/A	333-135426	August 18, 2006	4.01
4.02	Registration Rights Agreement, dated April 25, 2011, by and among Shutterfly, Inc. and the parties thereto.	8-K	001-33031	April 25, 2011	4.01
10.01	Form of Indemnity Agreement.*	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan, as amended, and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement.*	10-K	001-33031	February 7, 2011	10.24
10.04	Form of Inducement Restricted Stock Unit Award Agreement.*					X
10.05	Shutterfly, Inc. 2012 Quarterly Bonus Plan.*	10-Q	001-33031	May 3, 2012	10.1
10.06	Shutterfly, Inc. Executive Stock Ownership Guidelines	10-Q	001-33031	May 3, 2012	10.2
10.07	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.08	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.02
10.09	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.03
10.10	Offer Letter dated March 21, 2005 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.03
10.11	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.04
10.12	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.13	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.2
10.14	Offer Letter dated December 17, 2007 for Peter Navin.*	10-Q	001-33031	May 3, 2010	10.05
10.15	Amendment to Offer Letter dated December 26, 2008 for Peter Navin.*	10-Q	001-33031	May 3, 2010	10.06
10.16	Offer Letter, dated July 18, 2012, by and between Shutterfly, Inc. and Brian Regan.*	8-K	001-33031	July 30, 2012	10.01

10.17	Offer letter dated November 27, 2007 for Mark J. Rubash.*	10-K	001-33031	March 10, 2008	10.2
10.18	Amendment to Offer Letter dated December 26, 2008 for Mark J. Rubash.*	10-K	001-33031	February 24, 2009	10.19
10.19	Lease Agreement between Liberty Cotton Center LLC and Shutterfly, Inc., dated August 22, 2008, as amended on October 29, 2008.	10-Q	001-33031	October 31, 2008	10.02
10.20	Lease Agreement, dated March 18, 2010, by and between Shutterfly, Inc. and Westport Office Park, LLC	10-Q	001-33031	May 3, 2010	10.02
10.21	Supply Agreement, dated as of April 20, 2007, by and between Shutterfly, Inc. and FUJIFILM U.S.A, Inc.**	10-Q	001-33031	August 1, 2007	10.18
10.22	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001-33031	May 3, 2010	10.01
10.23	Amendment No. 2 to Supply Agreement made as of August 23, 2012 by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001.33031	November 6, 2012	10.02
10.24	Credit Agreement, dated as of November 22, 2011, by and among the Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A.	10-K	001-33031	February 13, 2012	10.25
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See signature page of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
101
The following financial statements from the Shutterfly Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.
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