Form 10-Q
period 2013-03-31
SHUTTERFLY INC
filed 2013-05-07
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common stock, $0.0001 par value per share	37,971,915

Page Number
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II - Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	42
Signatures	43
Index to Exhibits	44
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02
EXHIBIT 101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$164,453	$245,088
Accounts receivable, net	10,714	13,574
Inventories	4,845	5,032
Deferred tax asset, current portion	7,713	7,713
Prepaid expenses and other current assets	44,089	15,268
Total current assets	231,814	286,675
Property and equipment, net	100,769	92,667
Intangible assets, net	116,092	122,269
Goodwill	358,050	358,349
Deferred tax asset, net of current portion	854	854
Other assets	10,873	4,310
Total assets	$818,452	$865,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,993	$31,503
Accrued liabilities	34,376	88,472
Deferred revenue	17,508	17,845
Total current liabilities	63,877	137,820
Deferred tax liability	27,686	24,298
Other liabilities	14,091	11,720
Total liabilities	105,654	173,838
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000 shares authorized; 37,899 and 36,358 shares issued and outstanding on March 31, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	688,268	652,110
Accumulated earnings	24,526	39,172
Total stockholders' equity	712,798	691,286
Total liabilities and stockholders' equity	$818,452	$865,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenues	$116,708	$91,291
Cost of net revenues	61,853	50,053
Gross profit	54,855	41,238
Operating expenses:
Technology and development	24,027	18,508
Sales and marketing	34,895	27,038
General and administrative	19,897	14,772
Total operating expenses	78,819	60,318
Loss from operations	(23,964)	(19,080)
Interest expense	(139)	(152)
Interest and other income, net	7	7
Loss before income taxes	(24,096)	(19,225)
Benefit from income taxes	11,691	9,185
Net loss	$(12,405)	$(10,040)

Net loss per share - basic and diluted	$(0.33)	$(0.29)

Weighted-average shares outstanding - basic and diluted	37,034	35,199

Stock-based compensation is allocated as follows:
Cost of net revenues	$564	$462
Technology and development	1,932	2,288
Sales and marketing	3,705	3,150
General and administrative	5,337	3,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,405)	$(10,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,227	6,011
Amortization of intangible assets	6,511	4,013
Stock-based compensation, net of forfeitures	11,538	9,617
(Gain) / loss on disposal of property and equipment	188	(402)
Deferred income taxes	3,387	(1,248)
Tax benefit from stock-based compensation	11,755	16,334
Excess tax benefits from stock-based compensation	(12,279)	(16,334)
Changes in operating assets and liabilities:
Accounts receivable, net	2,859	(381)
Inventories	186	27
Prepaid expenses and other current assets	(28,349)	(23,204)
Other assets	(6,897)	(2,253)
Accounts payable	(13,944)	(2,257)
Accrued and other liabilities	(54,599)	(28,764)
Deferred revenue	(337)	1,072
Other non-current liabilities	(345)	(152)
Net cash used in operating activities	(83,504)	(47,961)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(1,031)	—
Purchases of property and equipment	(15,033)	(5,037)
Capitalization of software and website development costs	(3,495)	(3,072)
Proceeds from sale of equipment	—	410
Net cash used in investing activities	(19,559)	(7,699)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	12,390	3,345
Repurchases of common stock	(2,241)	—
Excess tax benefits from stock-based compensation	12,279	16,334
Net cash provided by financing activities	22,428	19,679
Net decrease in cash and cash equivalents	(80,635)	(35,981)
Cash and cash equivalents, beginning of period	245,088	179,915
Cash and cash equivalents, end of period	$164,453	$143,934

Supplemental schedule of non-cash activities
Net increase / (decrease) in accrued purchases of property and equipment	$(4,201)	$1,462
Increase in estimated fair market value of building under build-to-suit lease	2,716	—
Amount due from adjustment of net working capital from acquired business	465	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

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

As of March 31, 2013 and December 31, 2012, the Company had cash of $133.6 million and $186.3 million, respectively, and cash equivalents of $30.9 million and $58.8 million, respectively, which are classified in the Level 1 hierarchy.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized from future taxable income. The Company's determination of its valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the United States of America and Israel. To the extent the Company establishes a valuation allowance or change the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

valuation allowance in a period, the change is reflected with a corresponding increase or decrease to the tax provision in the Statements of Income or to goodwill to the extent that the valuation allowance is related to tax attributes of the acquired entities.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make subjective assumptions and judgments regarding its income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company's subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.
The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of March 31, 2013 and December 31, 2012.

The Company is subject to taxation in the United States and Israel.

Recent Accounting Pronouncement

No new accounting standards have been adopted since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 was filed. The Company does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company's financial statements once adopted.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2013 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2012	2,034	$17.09
Granted	2	32.99
Exercised	(947)	13.08
Forfeited, cancelled or expired	(22)	27.65
Balances, March 31, 2013	1,067	$20.46	5.8	$25,898
Options vested and expected to vest at March 31, 2013	1,037	$20.15	5.7	$25,488
Options vested at March 31, 2013	773	$17.00	4.8	$21,268

During the three months ended March 31, 2013, the Company granted options to purchase an aggregate of 2,000 shares of common stock with an estimated weighted-average grant-date fair value of $12.55 per share. The total intrinsic value of options exercised during the three months ended March 31, 2013, was $27,628,000.  Net cash proceeds from the exercise of stock options were $12,390,000 for the three months ended March 31, 2013.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three months ended March 31, 2013 and 2012, the Company calculated volatility using an average of its historical and implied volatilities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
Dividend yield	—	—
Annual risk free rate of return	0.8%	0.9%
Expected volatility	47.0%	58.7%
Expected term (years)	4.2	4.3

Employee stock-based compensation expense recognized in the three months ended March 31, 2013 and 2012, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan and Inducement awards to certain new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled annually, based on a three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s RSU activity for the three months ended March 31, 2013, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2012	3,252	$31.10
Granted	1,268	41.33
Vested	(664)	28.66
Forfeited	(58)	34.69
Awarded and unvested, March 31, 2013	3,798	$34.89
Restricted stock units expected to vest, March 31, 2013	3,250

Included in the RSU grants for the three months ended March 31, 2013, are 355,000 RSUs that have both performance and service vesting criteria ("PBRSU").  The performance criteria are tied to the Company’s 2013 financial performance and which have three year service criteria.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At March 31, 2013, the Company had $104,009,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately three years.

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

A summary of the net loss per share for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net loss per share:
Numerator
Net loss	$(12,405)	$(10,040)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	37,034	35,199
Net loss per share — basic and diluted	$(0.33)	$(0.29)

Note 4 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2013	December 31, 2012
	(in thousands)
Intra-period deferred tax asset	$26,841	$—
Prepaid service contracts – current portion	5,331	5,771
Deferred costs	3,251	3,278
Prepaid marketing costs	2,812	503
Other prepaid expenses and current assets	5,854	5,716
	$44,089	$15,268

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

	March 31, 2013	December 31, 2012
	(in thousands)
Computer and other equipment	$138,396	$135,181
Software	17,910	17,342
Leasehold improvements	14,800	11,009
Building construction-in-progress	9,088	6,372
Furniture and fixtures	4,511	4,075
Capitalized software and website development costs	52,724	49,013
	237,429	222,992
Less: Accumulated depreciation and amortization	(136,660)	(130,325)
Net property and equipment	$100,769	$92,667

Building construction-in-progress value of $9.1 million represents the estimated fair market value of a building under a build-to-suit lease of which the Company is the "deemed owner" for accounting purposes only. See "Note 5 - Commitments and Contingencies."

Depreciation and amortization expense totaled $9,227,000 and $6,011,000 for the three months ended March 31, 2013 and 2012, respectively.

Accrued Liabilities

	March 31, 2013	December 31, 2012
	(in thousands)
Accrued compensation	$9,161	$13,904
Accrued marketing expenses	6,261	21,371
Accrued production costs	6,145	22,534
Accrued fixed assets	2,919	1,554
Accrued consulting	2,582	4,200
Accrued other	7,308	24,909
	$34,376	$88,472

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

Build-to-suit Lease
During the year ended December 31, 2012, the Company executed a lease for a new 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. This facility will replace the Company's current east coast production facility in Charlotte, North Carolina and is expected to open during 2013. In order for the facility to meet the Company's operating specifications, both the landlord and the Company are making structural changes as part of the uplift of the building, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $4.9 million, representing its estimate of the fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities. The Company increased the asset and financing obligations by $1.5 million and $2.7 million for building uplift costs incurred by the landlord, during 2012 and the three months ended March 31, 2013, respectively. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.
Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under the provisions for sale-leaseback transactions. However, if the Company does not comply with the provisions needed for sale-leaseback accounting, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life of 30 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

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

Legal Matters

On April 24, 2013, Tejas Research, LLC filed a complaint for alleged patent infringement against the Company in Tejas Research, LLC v. Shutterfly, Inc., CA No. 2:13-cv-330 in the U.S. District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,006,231, which claims among other things a file format for an image including multiple versions of an image, and related systems and method. The complaint asserts that the Company directly or indirectly infringes the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages. The Company believes the suit is without merit.

On March 22, 2013, Shutterfly, Inc. filed a complaint for damages and injunctive relief against Kodak Imaging Network, Inc. and Eastman Kodak Company (together, “Kodak”) in Shutterfly, Inc. v. Kodak Imaging Network, Inc. and Eastman Kodak Company, Case No. 12-10202 (ALG) in the U.S. Bankruptcy Court, S.D.N.Y. The complaint asserts that by continuing to compete with Shutterfly through its “My Kodak Moments” service Kodak violated the non-competition provisions of the transfer agreement it entered into with the Company when the Company purchased the "Kodak Gallery" business. In the complaint, Shutterfly seeks an award of damages and its costs, expenses and attorneys fees as well as an injunction enjoining Kodak from further violations of the non-competition provisions of the transfer agreement.

On March 7, 2013, CreateAds LLC filed a complaint for alleged patent infringement against the Company in CreateAds LLC v. Shutterfly, Inc., C.A. No. 13-00384 (GMS) in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patent No. 5,535,320, which claim among others things a method of generating a representation of a visual design and applying it to various advertising materials. The complaint asserts that the Company directly or indirectly infringes

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages. The Company believes the suit is without merit.

On January 4, 2013, Express Card Systems, LLC filed a complaint for alleged patent infringement against the Company in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:13-cv-18, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patents Nos., 5,748,484 and 5,552,994, which claim among other things a system for printing social expression cards in response to electronically transmitted orders. The complaint asserts that the Company directly or indirectly infringes the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages. The Company believes the suit is without merit.

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

Note 6 — Subsequent Event

On April 29, 2013, the Company acquired MyPublisher, Inc. ("MyPublisher") for $38.7 million in cash, net of cash acquired. MyPublisher is a pioneer in the photo book industry and creator of easy-to-use photo book-making software. This acquisition will expand the Company's customer base and enable the Company to further differentiate its products and services. The acquisition will be accounted for as a non-taxable purchase transaction.

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

On April 29, 2013, we acquired MyPublisher, Inc. ("MyPublisher") a pioneer in the photo book industry and creator of easy-to-use photo book-making software. We expect to combine MyPublisher's photo book technology and highly specialized manufacturing capabilities with our platform to expand our customer base and to enable us to further differentiate our product and service offerings.

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Charlotte, North Carolina and Phoenix, Arizona production facilities. We will begin production of these items in our new Fort Mill, South Carolina production facility, which will replace our existing east coast production facility in Charlotte, North Carolina, in 2013.  By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter.

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

Our operations and financial performance depend on general economic conditions in the United States and consumer sentiment and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Basis of Presentation

Net Revenues.      Our net revenues are comprised of sales generated from our Consumer and Enterprise categories.

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

To further understand net revenue trends in our Consumer category, we monitor several key metrics including, total customers, total number of orders, and average order value.  These metrics represent the aggregate of all customers and orders across all our Consumer brands.

Total Customers.     We closely monitor total customers as a key indicator of demand.  Total customers represents the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services (such as Shutterfly Share Sites), and by conducting integrated marketing and advertising programs. We also acquire new customers through customer list acquisitions. Total customers have increased on an annual basis for each year since inception and we expect this trend to continue.

Total Number of Orders.     We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met. Orders are typically processed and shipped in approximately two business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and we anticipate this trend to continue in the future.

Average Order Value.     Average order value is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period. Average order value is impacted by product sales mix and pricing and promotional strategies, including our promotions and competitor promotional activity.  As a result, we expect that our average order values may fluctuate on an annual basis.

We believe the analysis of these metrics and others described below provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

Cost of Net Revenues.       Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities and equipment, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel and third parties engaged in customer service, any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties.  Cost of net revenues also includes certain costs associated with facility closures and restructuring.

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

Income Taxes.       We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. We are subject to taxation in the United States and Israel.

 Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended
	March 31,
	2013	2012
Net revenues	100%	100%
Cost of net revenues	53%	55%
Gross profit	47%	45%
Operating expenses:
Technology and development	21%	20%
Sales and marketing	30%	30%
General and administrative	17%	16%
Total operating expenses	68%	66%
Loss from operations	(21)%	(21)%
Interest expense	—%	—%
Interest and other income, net	—%	—%
Loss before income taxes	(21)%	(21)%
Benefit from income taxes	10%	10%
Net loss	(11)%	(11)%

Comparison of the Three Month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$109,807	$85,109	$24,698	29%
Enterprise	6,901	6,182	719	12%
Total net revenues	116,708	91,291	25,417	28%
Cost of net revenues	61,853	50,053	11,800	24%
Gross profit	$54,855	$41,238	$13,617	33%
Percentage of net revenues	47%	45%	—	—

Net revenues increased $25.4 million, or 28%, for the three months ended March 31, 2013 as compared to the same period in 2012. Consumer net revenues increased $24.7 million, or 29%, in the three months ended March 31, 2013 compared to the same period in 2012.  The increase in Consumer net revenues is primarily a result of increased sales of greeting and stationery cards, photo books other photo-based merchandise.  Enterprise revenues increased $0.7 million, or 12%, in the three months ended March 31, 2013 compared to the same period in 2012.

Consumer net revenue increases were also the result of year-over-year increases in each of our key metrics as outlined below.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	2,249	1,880	369	20%
Orders	3,417	2,840	577	20%
Average order value	$32.13	$29.97	$2.16	7%

Cost of net revenues increased $11.8 million, or 24%, for the three months ended March 31, 2013 as compared to the same period in 2012. As a percentage of net revenues, cost of net revenues decreased to 53% in the three months ended March 31, 2013 from 55% in the same period in 2012, which increased gross margin to 47% in the three months ended March 31, 2013 from 45% in the same period in 2012. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products. The increase in gross margin was primarily driven by higher unit volumes, favorable product mix, higher average sales prices, and volume related improvements in material, labor and shipping margins; which was partially offset by lower Enterprise gross margins due to order mix.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
Technology and development	$24,027	$18,508	$5,519	30%
Percentage of net revenues	21%	20%	—	—
Sales and marketing	$34,895	$27,038	$7,857	29%
Percentage of net revenues	30%	30%	—	—
General and administrative	$19,897	$14,772	$5,125	35%
Percentage of net revenues	17%	16%	—	—

Our technology and development expense increased $5.5 million, or 30%, for the three months ended March 31, 2013, compared to the same period in 2012. As a percentage of net revenues, technology and development expense increased to 21% for the three months ended March 31, 2013 from 20% for the same period in 2012. The overall increase was primarily due to an increase of $3.0 million related to personnel and related costs. The increase in technology and development expense was also due to an increase of $1.6 million in depreciation expense, an increase of $1.3 million related to storage and facilities costs associated with our acquisition of Photoccino and Kodak Gallery's accounts and an increase of $0.1 million in professional fees. These factors were partially offset by an increase of $0.5 million in website developmental costs capitalized in the current period compared to the same period in the prior year.

At March 31, 2013, headcount in technology and development increased by 26% compared to March 31, 2012, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended March 31, 2013, we capitalized $3.6 million in eligible salary and consultant costs, including $0.5 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $3.1 million, which included $0.2 million of stock-based compensation capitalized in the three months ended March 31, 2012.

Our sales and marketing expense increased $7.9 million, or 29%, in the three months ended March 31, 2013 compared to the same period in 2012. The increase in sales and marketing expense was primarily due to an increase of $3.2 million related to direct response and performance marketing campaigns, and brand awareness initiatives.  The increase is also attributable to an increase of $2.3 million in personnel and related costs associated with the expansion of our internal marketing team, an increase of $1.6 million in intangible asset amortization primarily from the Kodak Gallery customer list, and an increase of $0.6 million of stock-based compensation. As a percentage of net revenues, total sales and marketing expense remained consistent at 30% in the three months ended March 31, 2013 and 2012.

Our general and administrative expense increased $5.1 million, or 35%, in the three months ended March 31, 2013 as compared to the same period in 2012. As a percentage of net revenues, general and administrative expense increased to 17% in the three months ended March 31, 2013 from 16% for the comparable period in 2012. The increase in general and administrative expense is primarily due to an increase in share-based compensation of $1.6 million and an increase in personnel related costs of $0.9 million as a result of increased headcount. The increase was also attributable to an increase in credit card fees of $0.6 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in professional fees of $0.6 million, an increase of facilities and office supplies of $0.3 million, and an increase in depreciation of $0.3 million.

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
Interest expense	$(139)	$(152)	$13
Interest and other income, net	$7	$7	$—

Interest expense decreased slightly in the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to a change in the commitment fee tiers under our 5-year syndicated line of credit facility.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Income tax benefit	$11,691	$9,185
Effective tax rate	49%	48%

 We recorded income tax benefit of $11.7 million and $9.2 million for the three months ended March 31, 2013 and 2012, respectively. Similar to the prior year, we expect this year to date loss to be fully benefited by the end of this fiscal year due to the seasonality of our operation. Our effective tax rate was 49% for the three months ended March 31, 2013, compared to 48% for the three months ended March 31, 2012. Factors that impacted the effective tax rate include, but are not limited to, federal research tax credits, the federal domestic production activities deduction, disqualifying dispositions of employee incentive stock options during the first quarter of 2013, limitations on executive compensation, and non-deductible stock-based compensation expense.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
Loss before income taxes	$(24,096)	$(19,225)	$(4,871)	25%
Net loss	$(12,405)	$(10,040)	$(2,365)	24%
Percentage of net revenues	(11)%	(11)%	—	—

Net loss increased by $2.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. As a percentage of net revenues, net loss remained consistent at 11% for the three months ended March 31, 2013 and 2012.

Liquidity and Capital Resources

At March 31, 2013, we had $164.5 million of cash and cash equivalents. To supplement our overall liquidity position, we entered into a five-year senior secured syndicated credit facility in November 2011 to provide up to $125.0 million in additional capital resources. In addition, we may request to increase the credit facility by $75.0 million. As of March 31, 2013, no amounts have been drawn against this facility.

Below is our cash flow activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$15,033	$5,037
Capitalization of software and website development costs	3,495	3,072
Depreciation and amortization	15,738	10,024
Cash flows used in operating activities	(83,504)	(47,961)
Cash flows used in investing activities	(19,559)	(7,699)
Cash flows provided by financing activities	22,428	19,679

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, and to fund any repurchases of shares of our common stock under our share repurchase program announced in November 2012 for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

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

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Technology equipment and software	$5,689	$2,521
Percentage of total capital expenditures	40%	26%
Manufacturing equipment and building improvements	5,143	3,978
Percentage of total capital expenditures	36%	42%
Capitalized technology and development costs	3,495	3,072
Percentage of total capital expenditures	24%	32%
Total Capital Expenditures	$14,327	$9,571
Total Capital Expenditures percentage of net revenues	12%	10%

Operating Activities. For the three months ended March 31, 2013, net cash used in operating activities was $83.5 million, primarily due to our net loss of $12.4 million and the net change in operating assets and liabilities of $101.4 million.  The net change in operating assets and liabilities is primarily a result of the seasonality of our business which requires us to use cash flows in the first fiscal quarter to settle liabilities incurred during the high-volume fourth quarter of fiscal 2012. Net cash used in operating activities was adjusted for non-cash items including $11.5 million of stock-based compensation, $9.2 million of depreciation and amortization expense, $6.5 million of amortization of intangible assets and $3.4 million benefit from deferred income taxes.

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

Investing Activities. For the three months ended March 31, 2013, net cash used in investing activities was $19.6 million.  We used $15.0 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations. We also used $3.5 million for capitalized software and website development and $1.0 million to settle acquisition related liabilities.

For the three months ended March 31, 2012, net cash used in investing activities was $7.7 million. We used $5.0 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations, and $3.1 million of capitalized software and website development. Additionally, we received $0.4 million from the sale of equipment.

Financing Activities. For the three months ended March 31, 2013, net cash provided by financing activities was $22.4 million, primarily from $12.4 million of proceeds from issuance of common stock from the exercise of options and $12.3 million from excess tax benefit from stock-based compensation. This was partially offset by repurchases of common stock of $2.2 million.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues	$116,708	$91,291

Non-GAAP Adjusted EBITDA	$3,312	$561
EBITDA % of net revenues	3%	1%

Free cash flow	$(11,015)	$(9,010)
Free cash flow % of net revenues	(9)%	(10)%

For the three months ended March 31, 2013 and 2012, our adjusted EBITDA was $3.3 million and $0.6 million, respectively. In addition, during the three months ended March 31, 2013 and 2012, we experienced negative free cash flows of $11.0 million and $9.0 million, respectively. By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

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

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three ended March 31, 2013 and 2012 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended
	March 31,
	2013	2012
Net loss	$(12,405)	$(10,040)
Add back:
Interest expense	139	152
Interest and other income, net	(7)	(7)
Benefit from income taxes	(11,691)	(9,185)
Depreciation and amortization	15,738	10,024
Stock-based compensation expense	11,538	9,617
Non-GAAP Adjusted EBITDA	$3,312	$561

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended
	March 31,
	2013	2012
Net cash used in operating activities	$(83,504)	$(47,961)
Add back:
Interest expense	139	152
Interest and other income, net	(7)	(7)
Benefit from income taxes	(11,691)	(9,185)
Changes in operating assets and liabilities	101,426	55,912
Other adjustments	(3,051)	1,650
Non-GAAP Adjusted EBITDA	3,312	561
Less:
Purchases of property and equipment, including accrued amounts	(10,832)	(6,499)
Capitalized technology & development costs	(3,495)	(3,072)
Free cash flow	$(11,015)	$(9,010)

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

Recent Accounting Pronouncements

No new accounting standards have been adopted since our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 was filed. Management does not believe that any new accounting pronouncements not yet effective will have a material impact on our financial statements once adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.     We have exposure to interest rate risk that relates primarily to our investment portfolio and our syndicated credit facility. All of our cash equivalents are carried at market value. We may draw funds from our syndicated credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBO rate”). If these rates increase significantly, our costs to borrow these funds will also increase. To date, we have not borrowed any funds under our syndicated credit facility. We do not believe that a 10% change in interest rates would have a significant impact on our interest income and expense, operating results, or liquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On April 24, 2013, Tejas Research, LLC filed a complaint for alleged patent infringement against us in Tejas Research, LLC v. Shutterfly, Inc., CA No. 2:13-cv-330 in the U.S. District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,006,231, which claims among other things a file format for an image including multiple versions of an image, and related systems and method. The complaint asserts that we directly or indirectly infringe the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages. We believe the suit is without merit.

On March 22, 2013, we filed a complaint for damages and injunctive relief against Kodak Imaging Network, Inc. and Eastman Kodak Company (together, “Kodak”) in Shutterfly, Inc. v. Kodak Imaging Network, Inc. and Eastman Kodak Company, Case No. 12-10202 (ALG) in the U.S. Bankruptcy Court, S.D.N.Y. The complaint asserts that by continuing to compete with Shutterfly through its “My Kodak Moments” service Kodak violated the non-competition provisions of the transfer agreement it entered into with us when we purchased the “Kodak Gallery” business. In the complaint, we seek an award of damages and our costs, expenses and attorneys fees as well as an injunction enjoining Kodak from further violations of the non-competition provisions of the transfer agreement.

On March 7, 2013, CreateAds LLC filed a complaint for alleged patent infringement against us in CreateAds LLC v. Shutterfly, Inc., C.A. No. 13-00384 (GMS) in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patent No. 5,535,320, which claim among others things a method of generating a representation of a visual design and applying it to various advertising materials. The complaint asserts that we directly or indirectly infringe the patent without providing any details concerning the alleged infringement, and it seeks unspecified damages. We believe the suit is without merit.

On January 4, 2013, Express Card Systems, LLC filed a complaint for alleged patent infringement against us in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:13-cv-18, in the Eastern District of Texas, Tyler Division. The complaint asserts infringement of U.S. Patents Nos., 5,748,484 and 5,552,994, which claim among other things a system for printing social expression cards in response to electronically transmitted orders. The complaint asserts that we directly or indirectly infringe the patents without providing any details concerning the alleged infringement, and it seeks unspecified damages. We believe the suit is without merit.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 9% of total net revenues for the year ended December 31, 2012 and approximately 7% of net revenues for the years ended December 31, 2011 and 2010. We anticipate that total 2013 capital expenditures will range from 9.4% to 10.4% of 2013 net revenues. Operational difficulties, such as a significant interruption in the operations of either our Charlotte, North Carolina or Phoenix, Arizona production facilities or in the construction of our new Fort Mill, South Carolina production facility, could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

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

•
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Picaboo, Blurb, Mixbook, MOO, Smilebox, Creative Memories, and Photobook America;

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
Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industry may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

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

If we are not able to reliably meet our data storage and management requirements, our customers may become dissatisfied with our service and our reputation and brands could be harmed.

As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and brands and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds our expectations, our results of operations would be harmed. For example, after massive flooding shut down major hard disk drive production sites in Thailand, our ability to timely acquire data storage products was adversely affected.

Our data storage system could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our primary storage facilities are located near a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm our data storage system. If we experience disruption to our redundant systems located at our data storage center, such disruption could result in the deletion or corruption of customers' stored images, lower customer satisfaction and a decrease in revenues.

An increasing number of our customers are using smartphones and other mobile devices to order products and access services. If we are unable to develop mobile applications that are adopted by our customers or if we are unable to generate revenue from our mobile applications, our results of operations and business could be adversely affected.

     The number of people who access information about our services and our website through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past year and is expected to increase. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties in the future in integrating our mobile applications into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple, Inc. or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, or if we face increased costs to distribute our mobile application, our future growth and our results of operations could suffer.

Interruptions to our websites, mobile applications, information technology systems, print production processes or customer service operations could damage our reputation and brands and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our websites, mobile applications, reduced order fulfillment performance or customer service could result in negative publicity, damage our reputation and brands and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our recent acquisition of MyPublisher, Inc., our 2012 acquisitions of ThisLife, Inc., Penguin Digital, Inc. and Photoccino, Ltd. and certain assets of Eastman Kodak Company, our 2011 acquisition of Tiny Prints, Inc., and our 2010 acquisition of WMSG, Inc. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. For example, in March 2013, we filed a complaint for damages and injunctive relief, alleging that Eastman Kodak failed to comply with the non-compete provisions of the transfer agreement that it had entered into with us in April 2012. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. For example, our former chief financial officer resigned effective February 24, 2012 and our chief technology officer resigned effective July 10, 2012. A lack of management continuity could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, we must successfully integrate our new chief marketing officer who began in April 2012 and our new chief financial officer who began in August 2012, and changes in this and other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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

If we do not obtain shareholder approval for the issuance of additional shares under our 2006 Equity Incentive Plan, our ability to attract and retain key personnel may be adversely affected.

At the 2010 annual meeting, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to renew its “evergreen” provision. According to the amendment, the number of shares available for issuance under the 2006 Plan automatically increased as follows: (i) on January 1, 2011 by 3.5% of the number of the Company’s common stock issued and outstanding on December 31, 2010; (ii) on January 1, 2012 by 3.3% of the number of the Company’s common stock issued and outstanding on December 31, 2011, and (iii) on January 1, 2013 by 3.1% of the number of the Company’s common stock issued and outstanding on December 31, 2012. In addition, in order to attract key personnel, the Board authorized 380,000, 135,100, 200,000, and 736,573 additional inducement stock option grants and restricted stock unit awards to supplement our 2006 Plan, which were granted in 2007, 2008, 2009, and 2012 respectively. As of January 1, 2013, we no longer have automatic increases in the shares available for issuance under the 2006 Plan, and are seeking shareholder approval for the issuance of additional shares under the 2006 Plan at the 2013 annual meeting, as disclosed in our proxy statement filed with the Securities and Exchange Commission on April 9, 2013, so that we can continue to attract and retain key personnel. Although we obtained approval to increase the authorized number of shares available for issuance under the 2006 Plan at our 2010 annual meeting, there can be no assurances that our stockholders will approve further increases.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our websites and promote our products, including paying fees to third parties who drive new customers to our websites, purchasing search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also use e-mail and direct mail to offer free products and services to attract customers, and we offer substantial pricing discounts to encourage repeat purchases. Our methods of attracting customers, including acquiring customer lists from third parties, such as our acquisitions of customer lists from Kodak, Fuji, American Greetings, Sony and Yahoo!, can involve substantial costs, regardless of whether we acquire new customers. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value. These potential impairment charges could harm our results from operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

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
We rely on Internet search engines such as Google, Bing and Yahoo!, including through the purchase of keywords related to photo-based products, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as search engine optimization and search engine marketing to improve our placement in relevant search queries. Search engines, including Google, Bing and Yahoo!, frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of search engine optimization or search engine marketing in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

We may not succeed in promoting, strengthening and continuing to establish the Shutterfly, Tiny Prints, Wedding Paper Divas and Treat brands, which would prevent us from acquiring new customers and increasing revenues.

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Wedding Paper Divas and Treat brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to attract new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts.

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

If the facility where our computer and communications hardware is located fails or if any of our production facilities fail, our business and results of operations would be harmed.

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

Because vacation and other travel is one of the primary occasions in which our customers utilize their digital cameras, our net revenues and results of operations are affected by the level of vacation and other travel by our customers. Accordingly, downturns or weaknesses in the travel industry could harm our business. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic slowdowns such as those experienced in the United States and worldwide. Events or weaknesses that could negatively affect the travel industry include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, work stoppages or labor unrest, safety concerns, including terrorist activities, political instability or regional hostility, pandemic disease (including the influenza virus), inclement weather, airline bankruptcies or liquidations, increases in fuel prices, and the imposition of taxes or surcharges by regulatory authorities. Any decrease in vacation or travel could harm our net revenues and results of operations.

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

As of March 31, 2013, Shutterfly had 58 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

For example, patent infringement lawsuits were filed against us by Express Card Systems, LLC in January 2013, by CreateAds LLC in March 2013, and by Tejas Research, LLC in April 2013. In September 2011, two patent infringement lawsuits were filed against us and both were dismissed with prejudice. In 2010, two more patent infringement lawsuits were filed against us, one by

Express Card Systems, LLC, was dismissed without prejudice of all claims in May 2011 and the other, filed by Eastman Kodak Company (“Kodak”), was dismissed with prejudice of all claims in February 2013.

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

We collect sales and use taxes in jurisdictions where we have employees and/or property and in other states where we have implemented joint sales efforts with Target Corporation and other retailers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the first quarter of the fiscal year 2013 (in thousands, except per share amounts):

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)
January 1, 2013 to January 31, 2013	55,633	$31.63	192,895	$54,487
February 1, 2013 to February 28, 2013	14,680	32.79	207,575	54,006
March 1, 2013 to March 31, 2013	—	—	207,575	54,006
	70,313	$31.87	207,575	$54,006

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2013 Quarterly Bonus Plan.*
10.02	Offer letter dated March 5, 2012 for John Boris.*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*	Represents a management contract or compensatory plan.

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

SHUTTERFLY, INC.
(Registrant)

Dated: May 6, 2013	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2013	By:	/s/ Brian M. Regan
Brian M. Regan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2013 Quarterly Bonus Plan.*
10.02	Offer letter dated March 5, 2012 for John Boris.*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*	Represents a management contract or compensatory plan.

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