Form 10-Q
period 2013-06-30
SHUTTERFLY INC
filed 2013-08-05
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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
(650) 610-5200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☒      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common stock, $0.0001 par value per share	37,738,664

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$365,841	$245,088
Accounts receivable, net	14,250	13,574
Inventories	4,922	5,032
Deferred tax asset, current portion	18,126	7,713
Prepaid expenses and other current assets	50,434	15,268
Total current assets	453,573	286,675
Property and equipment, net	114,119	92,667
Intangible assets, net	127,616	122,269
Goodwill	379,588	358,349
Deferred tax asset, net of current portion	731	854
Other assets	15,601	4,310
Total assets	$1,091,228	$865,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,246	$31,503
Accrued liabilities	40,392	88,472
Deferred revenue	20,508	17,845
Total current liabilities	77,146	137,820
Convertible senior notes, net	237,891	—
Deferred tax liability	32,545	24,298
Other liabilities	15,528	11,720
Total liabilities	363,110	173,838
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 37,641 and 36,358 shares issued and outstanding on June 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	745,399	652,110
Accumulated earnings/(deficit)	(17,285)	39,172
Total stockholders' equity	728,118	691,286
Total liabilities and stockholders' equity	$1,091,228	$865,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues	$133,461	$99,020	$250,169	$190,311
Cost of net revenues	71,716	50,710	133,569	100,763
Gross profit	61,745	48,310	116,600	89,548
Operating expenses:
Technology and development	26,497	20,930	50,524	39,438
Sales and marketing	38,277	30,002	73,172	57,040
General and administrative	20,904	15,164	40,801	29,936
Total operating expenses	85,678	66,096	164,497	126,414
Loss from operations	(23,933)	(17,786)	(47,897)	(36,866)
Interest expense	(1,936)	(156)	(2,075)	(308)
Interest and other income, net	35	9	42	16
Loss before income taxes	(25,834)	(17,933)	(49,930)	(37,158)
Benefit from income taxes	14,023	8,422	25,714	17,607
Net loss	$(11,811)	$(9,511)	$(24,216)	$(19,551)

Net loss per share - basic and diluted	$(0.31)	$(0.27)	$(0.65)	$(0.55)

Weighted-average shares outstanding - basic and diluted	37,775	35,812	37,405	35,506

Stock-based compensation is allocated as follows:
Cost of net revenues	$592	$443	$1,156	$905
Technology and development	2,452	2,675	4,384	4,963
Sales and marketing	4,551	2,745	8,256	5,895
General and administrative	5,054	3,663	10,391	7,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(24,216)	$(19,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,268	12,741
Amortization of intangible assets	14,050	9,103
Amortization of debt discount and debt issuance costs	1,561	—
Stock-based compensation, net of forfeitures	24,187	19,143
(Gain) / loss on disposal of property and equipment	87	(622)
Deferred income taxes	(1,891)	(2,785)
Tax benefit from stock-based compensation	9,856	16,135
Excess tax benefits from stock-based compensation	(10,502)	(16,135)
Changes in operating assets and liabilities:
Accounts receivable, net	(65)	1,887
Inventories	880	(159)
Prepaid expenses and other current assets	(33,485)	(29,440)
Other assets	(6,612)	(211)
Accounts payable	(12,596)	2,880
Accrued and other liabilities	(53,794)	(32,727)
Deferred revenue	1,685	1,478
Other non-current liabilities	6	(359)
Net cash used in operating activities	(71,581)	(38,622)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(38,801)	(24,077)
Purchases of property and equipment	(27,613)	(17,193)
Capitalization of software and website development costs	(7,750)	(5,873)
Proceeds from sale of equipment	38	682
Net cash used in investing activities	(74,126)	(46,461)
Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net of issuance costs	292,465	—
Proceeds from issuance of warrants	43,560	—
Purchase of convertible note hedge	(63,510)	—
Proceeds from issuance of common stock upon exercise of stock options	15,853	7,116
Principal payments of capital lease obligations	(169)	—
Repurchases of common stock	(32,241)	—
Excess tax benefits from stock-based compensation	10,502	16,135
Net cash provided by financing activities	266,460	23,251
Net increase/(decrease) in cash and cash equivalents	120,753	(61,832)
Cash and cash equivalents, beginning of period	245,088	179,915
Cash and cash equivalents, end of period	$365,841	$118,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2013	2012
Supplemental schedule of non-cash activities
Net increase / (decrease) in accrued purchases of property and equipment	$(912)	$1,570
Increase in estimated fair market value of building under build-to-suit lease	3,121	—
Remaining amount due for acquisition of intangible assets	—	4,760
Amount due from adjustment of net working capital from acquired business	73	—
Amount due for acquisition of business	309	—
Unpaid debt issuance costs	568	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company” or “Shutterfly”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as photo books, greeting cards and stationery and calendars. The Company also provides enterprise services; printing and shipping of direct marketing and other variable data print products and formats. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

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

As of June 30, 2013 and December 31, 2012, the Company had cash of $365.8 million and $186.3 million, respectively, and had no cash equivalents as of June 30, 2013 as compared to $58.8 million as of December 31, 2012, which were classified in the Level 1 hierarchy.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized from future taxable income. The Company's determination of its valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in each jurisdiction.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of June 30, 2013 and December 31, 2012.

The Company is subject to taxation in jurisdictions within the United States and Israel.

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 was filed. The Company does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company's financial statements once adopted.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and six months ended June 30, 2013 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2012	2,034	$17.09
Granted	2	32.99
Exercised	(947)	13.08
Forfeited, cancelled or expired	(22)	27.65
Balances, March 31, 2013	1,067	$20.46	5.8	$25,898
Granted	—	—
Exercised	(219)	15.80
Forfeited, cancelled or expired	(26)	14.48
Balances, June 30, 2013	822	$21.89	5.7	$27,992
Options vested and expected to vest at June 30, 2013	799	$21.60	5.6	$27,445
Options vested at June 30, 2013	578	$18.23	4.7	$21,817

During the three months ended June 30, 2013, the Company did not grant any options. The total intrinsic value of options exercised during the three months ended June 30, 2013 was $6,984,000.  Net cash proceeds from the exercise of stock options were $3,463,000 and $15,853,000 for the three and six months ended June 30, 2013.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and six months ended June 30, 2013 and 2012, the Company calculated volatility using an average of its historical and implied volatilities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2013 and 2012 were as follows:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Dividend yield	—	—	—	—
Annual risk free rate of return	0.8%	0.8%	0.8%	0.9%
Expected volatility	47.0%	60.6%	47.0%	59.3%
Expected term (years)	4.2	4.3	4.2	4.3

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2013 and 2012, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restricted Stock Unit Activity

A summary of the Company’s RSU activity for the three and six months ended June 30, 2013, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2012	3,252	$31.10
Granted	1,268	41.33
Vested	(664)	28.66
Forfeited	(58)	34.69
Awarded and unvested, March 31, 2013	3,798	$34.89
Granted	176	48.40
Vested	(154)	29.34
Forfeited	(46)	37.14
Awarded and unvested, June 30, 2013	3,774	$35.72
Restricted stock units expected to vest, June 30, 2013	3,269

Included in the RSU grants for the six months ended June 30, 2013, are 355,000 RSUs that have both performance criteria tied to the Company’s 2013 financial performance and three year service criteria (“PBRSUs”).  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At June 30, 2013, the Company had $100.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted stock units, incremental shares of common stock issuable upon the exercise of stock options, convertible senior notes, and warrants.

A summary of the net loss per share for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss per share:
Numerator
Net loss	$(11,811)	$(9,511)	$(24,216)	$(19,551)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	37,775	35,812	37,405	35,506
Net loss per share — basic and diluted	$(0.31)	$(0.27)	$(0.65)	$(0.55)

Note 4 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2013	December 31, 2012
	(in thousands)
Intra-period deferred tax asset	$33,689	$—
Prepaid service contracts – current portion	6,327	5,771
Deferred costs	3,957	3,278
Other prepaid expenses and current assets	6,461	6,219
	$50,434	$15,268

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

	June 30, 2013	December 31, 2012
	(in thousands)
Computer and other equipment	$149,433	$135,181
Software	19,111	17,342
Leasehold improvements	17,613	11,009
Building under build-to-suit lease	9,493	6,372
Furniture and fixtures	7,088	4,075
Capitalized software and website development costs	57,419	49,013
	260,157	222,992
Less: Accumulated depreciation and amortization	(146,038)	(130,325)
Net property and equipment	$114,119	$92,667

Building value of $9.5 million under build-to-suit lease represents the estimated fair market value of a building under a build-to-suit lease of which the Company is the "deemed owner" for accounting purposes only. See Note 6 - Commitments and Contingencies for further discussion of the Company's build-to-suit lease.

Included within Computer and other equipment is approximately $1.5 million of capital lease obligations for various pieces of lab and computer equipment.

Depreciation and amortization expense totaled $10.0 million and $6.7 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation and amortization expense totaled $19.3 million and $12.7 million for the six months ended June 30, 2013 and 2012, respectively.

  Accrued Liabilities

	June 30, 2013	December 31, 2012
	(in thousands)
Accrued compensation	$11,818	$13,904
Accrued production costs	5,509	22,534
Accrued marketing expenses	5,478	21,371
Accrued fixed assets	4,438	1,554
Accrued consulting	3,002	4,200
Accrued income and sales taxes	2,724	15,002
Accrued purchases	2,606	3,685
Accrued other	4,817	6,222
	$40,392	$88,472

Note 5 - Convertible Senior Notes

0.25% Convertible Senior Notes Due May 15, 2018
In May 2013, the Company issued $300.0 million aggregate principal amount of 0.25% convertible senior notes (the "Notes") due May 15, 2018, unless earlier purchased by the Company or converted. Interest is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2013.
The Notes are governed by an Indenture between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee. The Notes are unsecured and rank senior in right of payment to the Company's future indebtedness that is expressly subordinated in right of payment to the Notes and rank equal in right of payment to the Company's existing and future liabilities that are not so subordinated and are effectively subordinated in right of payment to any of the Company's cash equal to the principal

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount of the Notes, and secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and liabilities incurred by the Company's subsidiaries.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election.
The initial conversion rate is 15.5847 shares of common stock per $1,000 principal amount of Notes. The initial conversion price is $64.17 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Holders may convert their Notes only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any ten consecutive trading day period (the “Notes Measurement Period”) in which the "trading price" (as the term is defined in the Indenture) per $1,000 principal amount of notes for each trading day of such Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events; or

•	at any time on or after December 15, 2017 until the close of business on the second scheduled trading immediately preceding the maturity date.
As of June 30, 2013, the Notes are not yet convertible.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $6.4 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.7 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.6 million on a portion of the equity component transaction costs which are deductible for tax purposes.
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consisted of the following (in thousands):

June 30, 2013
Liability component:
Principal	$300,000
Less: debt discount, net of amortization	(62,109)
Net carrying amount	$237,891

Equity component (1)	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million issuance costs in equity.

As of June 30, 2013, the fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), was approximately $331.2 million, compared to a face value of $300.0 million.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Three Months Ended
June 30, 2013
0.25% coupon	$93
Amortization of debt issuance costs	160
Amortization of debt discount	1,401
$1,654

Note Hedge
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedge”). In May 2013, the Company paid an aggregate amount of $63.5 million for the Note Hedge. The Note Hedge will expire upon maturity of the Notes. The Note Hedge is intended to offset the potential dilution upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of the Company's common stock, as measured under the Notes, is greater than the strike price of the Note Hedge, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes.
Warrant
Separately, in May 2013, the Company entered into warrant transactions (the “Warrant”), whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $83.18 per share. The Company received aggregate proceeds of $43.6 million from the sale of the Warrant. If the average market value per share of the Company's common stock for the reporting period, as measured under the Warrant, exceeds the strike price of the Warrant, the Warrant will have a dilutive effect on the Company's earnings per share. The Warrant is a separate transaction, entered into by the Company and is not part of the Notes or the Note Hedge, and has been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedge will not have any rights with respect to the Warrant.

Note 6 — Commitments and Contingencies

Build-to-suit Lease
During the year ended December 31, 2012, the Company executed a lease for a new 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. This facility replaces the Company's current east coast production facility in Charlotte, North Carolina, and became operational in the second quarter of 2013. In order for the facility to meet the Company's operating specifications, both the landlord and the Company made structural changes as part of the uplift of the building, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $4.9 million, representing its estimate of the fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities. The Company increased the asset and financing obligations by $1.5 million and $3.1 million for building uplift costs incurred by the landlord during 2012 and the six months ended June 30, 2013, respectively.
Upon completion of construction in the second quarter of 2013, the Company evaluated the de-recognition of the asset and liability under the provisions for sale-leaseback transactions. The Company concluded that it had forms of continued economic involvement in the facility, and therefore did not comply with the provisions for sale-leaseback accounting.  Instead, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life of 30 years. At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Syndicated Credit Facility

On November 11, 2011, the Company entered into a credit agreement ("Credit Agreement") with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. ("the Banks"). The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the "credit facility") and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions, for a total credit facility of $200.0 million.

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. As of June 30, 2013, the Company is in compliance with these covenants.

The Company incurred approximately $0.1 million of fees related to this amendment, which have been capitalized within prepaid expenses for the current portion and other assets for the non-current portion. These fees are being amortized over the remaining term of the Credit Facility as a component of interest expense.

Legal Matters

On July 9, 2013, the Company filed a complaint for alleged patent infringement against Interactive Memories, Inc. (dba “Mixbook”) in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patent No. 7,082,227, which claims among other things, a method for personalizing an image-based physical manifestation to conform with a user's preferences for image processing and U.S. Patent No. 7,146,575, which claims among other things, a computer-implemented method for uploading image data to a remote computer and generating a thumbnail associated with the image. The complaint asserts that Mixbook directly or indirectly infringes the patents, and the Company is seeking an order enjoining Mixbook from further infringing the patents and an award of the Company's damages, costs, expenses and attorneys' fees.

On April 24, 2013, Tejas Research, LLC filed a complaint for alleged patent infringement against the Company in Tejas Research, LLC v. Shutterfly, Inc., CA No. 2:13-cv-330 in the U.S. District Court for the Eastern District of Texas. The case was dismissed with prejudice on July 12, 2013.

On March 22, 2013, Shutterfly, Inc. filed a complaint for damages and injunctive relief against Kodak Imaging Network, Inc. and Eastman Kodak Company (together, “Kodak”) in Shutterfly, Inc. v. Kodak Imaging Network, Inc. and Eastman Kodak Company, Case No. 12-10202 (ALG) in the U.S. Bankruptcy Court, S.D.N.Y. The complaint asserts that by continuing to compete with Shutterfly through its “My Kodak Moments” service Kodak violated the non-competition provisions of the transfer agreement it entered into with the Company when the Company purchased the "Kodak Gallery" business. In the complaint, Shutterfly seeks an award of damages and its costs, expenses and attorneys' fees as well as an injunction enjoining Kodak from further violations of the non-competition provisions of the transfer agreement.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 4, 2013, Express Card Systems, LLC filed a complaint for alleged patent infringement against the Company in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:13-cv-18, in the Eastern District of Texas, Tyler Division. The case was dismissed without prejudice on June 5, 2013.

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

Note 7— Acquisitions

MyPublisher , Inc.
On April 29, 2013, the Company acquired MyPublisher, Inc. ("MyPublisher") for a total aggregate cash purchase price of $40.4 million, or $38.7 million net of cash acquired. MyPublisher is one of the pioneers in the photo book industry and creator of easy-to-use photo book making software. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

Of the total purchase price, $9.5 million was allocated to the customer base, which will be amortized over an estimated useful life of four years, $7.8 million was allocated to developed technologies and is being amortized over an estimated useful life of approximately two years, $1.3 million to the MyPublisher tradename, which will be amortized over an estimated useful life of two years, and $0.1 million to favorable leases which will be amortized over an estimated useful life of five years. The assets and liabilities acquired totaled approximately $8.1 million and $7.9 million, respectively. Included within assets and liabilities is a net deferred tax liability of approximately $0.5 million representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The remaining excess purchase price of approximately $21.5 million was allocated to goodwill primarily representing the assembled workforce and synergies from MyPublisher's market position. The results of operations for the acquired business have been included in the consolidated statement of income for the period subsequent to the Company's acquisition of MyPublisher. MyPublisher's results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2013, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, anticipated benefits from mergers and acquisitions and our plans to integrate acquired technologies and manufacturing capabilities, effective tax rates, our outstanding convertible senior notes, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

On May 25, 2012, we acquired Photoccino Ltd., a privately-held company based in Haifa, Israel, which has developed innovative technologies for photo ranking, analysis and organization that allows users to more efficiently organize and select the best photos from their ever-increasing archives so they can quickly and easily create photo books, calendars, cards, and photo gifts. Photoccino’s technology applies proprietary algorithms to analyze and evaluate the quality and content of photos, ranks them, and automatically creates photo products using the customer’s best images.  During the fourth quarter of 2012, we began to integrate the Photoccino technology by offering smart product creation capabilities to a select set of customers and have continued to integrate further the Photoccino technology into our products and services during 2013.

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

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Fort Mill, South Carolina and Phoenix, Arizona production facilities.  By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, iPhone cases, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter.

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

We believe the analysis of these metrics and the financial measures described below under “Non-GAAP Financial Measures” provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

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

Interest Expense.       Interest expense consists of interest on our convertible senior notes, costs associated with our five-year syndicated credit facility that became effective in November 2011, as amended in May 2013, and costs associated with our capital leases and financing obligation.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues	100%	100%	100%	100%
Cost of net revenues	54%	51%	53%	53%
Gross profit	46%	49%	47%	47%
Operating expenses:
Technology and development	20%	21%	20%	21%
Sales and marketing	29%	30%	29%	30%
General and administrative	16%	16%	16%	16%
Total operating expenses	64%	67%	66%	67%
Loss from operations	(18)%	(18)%	(19)%	(20)%
Interest expense	(1)%	—%	(1)%	—%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(19)%	(18)%	(20)%	(20)%
Benefit from income taxes	11%	8%	10%	10%
Net loss	(9)%	(10)%	(10)%	(10)%

Comparison of the Three Month Periods Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$124,893	$94,422	$30,471	32%
Enterprise	8,568	4,598	3,970	86%
Total net revenues	133,461	99,020	34,441	35%
Cost of net revenues	71,716	50,710	21,006	41%
Gross profit	$61,745	$48,310	$13,435	28%
Percentage of net revenues	46%	49%	—	—

Net revenues increased $34.4 million, or 35%, for the three months ended June 30, 2013 as compared to the same period in 2012. Excluding the net revenues from MyPublisher from the acquisition date of April 29, 2013 through June 30, 2013, total net revenues increased 30%. Consumer net revenues increased $30.5 million, or 32%, in the three months ended June 30, 2013 compared to the same period in 2012.  The increase in Consumer net revenues is primarily a result of increased sales of greeting and stationery cards, photo books and other photo-based merchandise.  Enterprise revenues increased $4.0 million, or 86%, in the three months ended June 30, 2013 compared to the same period in 2012.

Consumer net revenue increases were also the result of year-over-year increases in each of our key metrics as outlined below.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	2,344	1,894	450	24%
Orders	3,573	2,978	595	20%
Average order value	$34.96	$31.70	$3.26	10%

Cost of net revenues increased $21.0 million, or 41%, for the three months ended June 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, cost of net revenues increased to 54% in the three months ended June 30, 2013 from 51% in the same period in 2012, which decreased gross margin to 46% in the three months ended June 30, 2013 from 49% in the same period in 2012. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products. The decrease in gross margin was primarily driven by higher depreciation and amortization, equipment lease expense and increased customer service expenses related to our new Fort Mill, South Carolina manufacturing facility; which was partially offset by higher unit volumes and volume related improvements in material, labor and shipping margins.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Technology and development	$26,497	$20,930	$5,567	27%
Percentage of net revenues	20%	21%	—	—
Sales and marketing	$38,277	$30,002	$8,275	28%
Percentage of net revenues	29%	30%	—	—
General and administrative	$20,904	$15,164	$5,740	38%
Percentage of net revenues	16%	16%	—	—

Our technology and development expense increased $5.6 million, or 27%, for the three months ended June 30, 2013, compared to the same period in 2012. As a percentage of net revenues, technology and development expense decreased to 20% for the three months ended June 30, 2013 from 21% for the same period in 2012. The overall increase was primarily due to an increase of $4.4 million in personnel and related costs. The increase in technology and development expense was also due to an increase of $1.5 million in depreciation expense and an increase of $1.1 million in professional fees. These factors were partially offset by an increase of $1.0 million in website developmental costs capitalized and a decrease of $0.5 million in facilities and office supplies in the current period compared to the same period in the prior year.

At June 30, 2013, headcount in technology and development increased by 49% compared to June 30, 2012, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended June 30, 2013, we capitalized $3.8 million in eligible salary and consultant costs, including $0.4 million of stock-based compensation associated with software developed or obtained for internal use, compared to $2.8 million capitalized in the three months ended June 30, 2012, which included $0.2 million of stock-based compensation.

Our sales and marketing expense increased $8.3 million, or 28%, in the three months ended June 30, 2013 compared to the same period in 2012. The increase in sales and marketing expense was primarily due to an increase of $3.0 million related to direct response and performance marketing campaigns.  The increase is also attributable to an increase of $2.4 million in personnel and related costs associated with the expansion of our internal marketing team, an increase of $1.8 million of stock-based compensation, an increase of $0.8 million in intangible asset amortization primarily from the Kodak Gallery customer list and acquisition related intangibles, and an increase of $0.3 million related to professional fees. As a percentage of net revenues, total sales and marketing expense decreased to 29% in the three months ended June 30, 2013 and as compared to 30% in the same period in 2012.

Our general and administrative expense increased $5.7 million, or 38%, in the three months ended June 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, general and administrative expense remained consistent at 16% in the three months ended June 30, 2013 and 2012. The increase in general and administrative expense is primarily due to an increase in stock-based compensation of $1.4 million and an increase in personnel related costs of $1.3 million as a result of increased headcount. The increase was also attributable to an increase in depreciation and amortization of $1.1 million, an increase in facilities of $0.9 million, and an increase in credit card fees of $0.7 million which was driven by the increase in Consumer net revenues as compared to the prior year.

	Three Months Ended June 30,
	2013	2012	Change
	(in thousands)
Interest expense	$(1,936)	$(156)	$(1,780)
Interest and other income, net	$35	$9	$26

Interest expense consists of interest on our convertible senior notes, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our Fort Mill, South Carolina production facility. Interest expense was $1.9 million for the three months ended June 30, 2013 compared to $0.2 million during the same period a year ago. The increase was primarily due to interest expense associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Income tax benefit	$14,023	$8,422
Effective tax rate	54%	47%

 We recorded an income tax benefit of $14.0 million and $8.4 million for the three months ended June 30, 2013 and 2012, respectively. Similar to the prior year, we expect this year-to-date loss to be fully benefited by the end of this fiscal year due to the seasonality of our operations. Our effective tax rate was 54% for the three months ended June 30, 2013, compared to 47% for the three months ended June 30, 2012. Some of the primary factors impacting the effective tax rate include federal research tax credits, the federal domestic production activities deduction, disqualifying dispositions of employee incentive stock options, limitations on executive compensation, and non-deductible stock-based compensation expense.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Loss before income taxes	$(25,834)	$(17,933)	$(7,901)	44%
Net loss	$(11,811)	$(9,511)	$(2,300)	24%
Percentage of net revenues	(9)%	(10)%	—	—

Net loss increased by $2.3 million for the three months ended June 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, net loss remained decreased to 9% for the three months ended June 30, 2013 from 10% for the three months ended June 30, 2012.

Comparison of the Six Month Periods Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$234,700	$179,532	$55,168	31%
Enterprise	15,469	10,779	4,690	44%
Total net revenues	250,169	190,311	59,858	31%
Cost of net revenues	133,569	100,763	32,806	33%
Gross profit	$116,600	$89,548	$27,052	30%
Percentage of net revenues	47%	47%	—	—

Net revenues increased $59.9 million, or 31%, for the six months ended June 30, 2013 as compared to the same period in 2012. Consumer net revenues increased $55.2 million, or 31%, in the six months ended June 30, 2013 compared to the same period in 2012.  The increase in Consumer net revenues is primarily a result of increased sales of greeting and stationery cards, photo books other photo-based merchandise.  Enterprise revenues increased $4.7 million, or 44%, in the six months ended June 30, 2013 compared to the same period in 2012.

Cost of net revenues increased $32.8 million, or 33%, for the six months ended June 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, cost of net revenues remained flat at 53% in the six months ended June 30, 2013 and 2012, and gross margin remained flat at 47% in the six months ended June 30, 2013 and 2012. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Technology and development	$50,524	$39,438	$11,086	28%
Percentage of net revenues	20%	21%	—	—
Sales and marketing	$73,172	$57,040	$16,132	28%
Percentage of net revenues	29%	30%	—	—
General and administrative	$40,801	$29,936	$10,865	36%
Percentage of net revenues	16%	16%	—	—

Our technology and development expense increased $11.1 million, or 28%, for the six months ended June 30, 2013, compared to the same period in 2012. As a percentage of net revenues, technology and development expense decreased to 20% for the six months ended June 30, 2013 from 21% for the same period in 2012. The overall increase was primarily due to an increase of $7.4 million in personnel and related costs. The increase in technology and development expense was also due to an increase of $3.0 million in depreciation expense, an increase of $1.2 million in professional fees, and an increase of $0.8 million related to storage and facilities costs associated with our acquisition of Photoccino and Kodak Gallery's accounts. These factors were partially offset by an increase of $1.5 million in website developmental costs capitalized in the current period compared to the same period in the prior year.

At June 30, 2013, headcount in technology and development increased by 49% compared to June 30, 2012, reflecting our strategic focus to increase the rate of innovation in our product and services offerings to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the six months ended June 30, 2013, we capitalized $7.5 million in eligible salary and consultant costs, including $0.9 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $6.0 million capitalized in the six months ended June 30, 2012, which included $0.4 million of stock-based compensation.

Our sales and marketing expense increased $16.1 million, or 28%, in the six months ended June 30, 2013 compared to the same period in 2012. The increase in sales and marketing expense was primarily due to an increase of $6.2 million related to direct response and performance marketing campaigns.  The increase is also attributable to an increase of $4.7 million in personnel and related costs associated with the expansion of our internal marketing team, an increase of $2.4 million in stock -based compensation, an increase of $2.4 million intangible asset amortization primarily from the Kodak Gallery customer list and other acquisition related intangible assets, and an increase of $0.4 million of professional fees. As a percentage of net revenues, total sales and marketing expense decreased to 29% in the six months ended June 30, 2013 and as compared to 30% in the same period in 2012.

Our general and administrative expense increased $10.9 million, or 36%, in the six months ended June 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, general and administrative expense remained consistent at 16% in the six months ended June 30, 2013 and 2012. The increase in general and administrative expense is primarily due to an increase in stock-based compensation of $3.0 million, an increase in personnel related costs of $2.2 million as a result of increased headcount, and an increase of $1.5 million in depreciation and amortization expense. The increase was also attributable to an increase in credit card fees of $1.3 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in facilities of $1.1 million, an increase in professional fees of $0.7 million, and a gain of $0.7 million from the sale of assets.

	Six Months Ended June 30,
	2013	2012	Change
	(in thousands)
Interest expense	$(2,075)	$(308)	$(1,767)
Interest and other income, net	$42	$16	$26

Interest expense consists of interest on our convertible senior notes, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our Fort Mill, South Carolina production facility. Interest expense was $2.1 million for the six months ended June 30, 2013 compared to $0.3 million during the same period a year ago. The increase was primarily due to interest expense associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Income tax benefit	$25,714	$17,607
Effective tax rate	52%	47%

 We recorded an income tax benefit of $25.7 million and $17.6 million for the six months ended June 30, 2013 and 2012, respectively. Similar to the prior year, we expect this year to date loss to be fully benefited by the end of this fiscal year due to the seasonality of our operation. Our effective tax rate was 52% for the six months ended June 30, 2013, compared to 47% for the six months ended June 30, 2012. Some of the primary factors impacting the effective tax rate include federal research tax credits, the federal domestic production activities deduction, disqualifying dispositions of employee incentive stock options, limitations on executive compensation, and non-deductible stock-based compensation expense.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Loss before income taxes	$(49,930)	$(37,158)	$(12,772)	34%
Net loss	$(24,216)	$(19,551)	$(4,665)	24%
Percentage of net revenues	(10)%	(10)%	—	—

Net loss increased by $4.7 million for the six months ended June 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, net loss remained consistent at 10% for the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

At June 30, 2013, we had $365.8 million of cash and cash equivalents. To supplement our overall liquidity position, during the three months ended June 30, 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. See Note 5 of the accompanying condensed consolidated financial statements for more information about the notes. Further, since November 2011, we have had access to a five-year senior secured syndicated credit facility to provide up to $125.0 million in additional capital resources. In addition, we may request to increase the credit facility by $75.0 million. As of June 30, 2013, no amounts have been drawn against this facility.

Below is our cash flow activity for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(27,613)	$(17,193)
Capitalization of software and website development costs	(7,750)	(5,873)
Depreciation and amortization	33,318	21,844
Proceeds from borrowings on convertible senior notes, net of issuance costs	292,465	—
Proceeds from issuance of warrants	43,560	—
Purchase of convertible note hedge	(63,510)	—
Cash flows used in operating activities	(71,581)	(38,622)
Cash flows used in investing activities	(74,126)	(46,461)
Cash flows provided by financing activities	266,460	23,251

We anticipate that our current cash and cash equivalents balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, coupon payments for our 0.25% convertible senior notes, and to fund any repurchases of shares of our common stock under our share repurchase program announced in November 2012 for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2013 capital expenditures will range from 10.0% to 10.4% of our expected net revenues in 2013.  These expenditures will also be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Technology equipment and software	$12,037	$13,720
Percentage of total capital expenditures	35%	56%
Manufacturing equipment and building improvements	14,664	5,043
Percentage of total capital expenditures	43%	20%
Capitalized technology and development costs	7,750	5,873
Percentage of total capital expenditures	22%	24%
Total Capital Expenditures	$34,451	$24,636
Total Capital Expenditures percentage of net revenues	14%	13%

Operating Activities. For the six months ended June 30, 2013, net cash used in operating activities was $71.6 million, primarily due to our net loss of $24.2 million and the net change in operating assets and liabilities of $104.0 million.  The net change in operating assets and liabilities is primarily a result of the seasonality of our business which requires us to use cash flows in the first few months of 2013 to settle liabilities incurred during the high-volume fourth quarter of fiscal 2012. Net cash used in operating activities was adjusted for non-cash items including $24.2 million of stock-based compensation, $19.3 million of depreciation and amortization expense, $14.1 million of amortization of intangible assets and $1.9 million benefit from deferred income taxes.

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

Investing Activities. For the six months ended June 30, 2013, net cash used in investing activities was $74.1 million.  We used $38.8 million to acquire MyPublisher and settle other acquisition related liabilities.  We also used $27.6 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations and $7.8 million for capitalized software and website development

For the six months ended June 30, 2012, net cash used in investing activities was $46.5 million. We used $19.6 million in the acquisition of Kodak Gallery's customer accounts and images and $4.5 million in the acquisition of Photoccino Ltd, net of cash acquired. We used $17.2 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, capital expenditures for production equipment for our manufacturing and production operations, and $5.9 million of capitalized software and website development. Additionally, we received proceeds of $0.7 million from the sale of equipment.

Financing Activities. For the six months ended June 30, 2013, net cash provided by financing activities was $266.5 million, primarily from the $292.5 million in proceeds from the issuance of our 0.25% convertible senior notes in May 2013, $43.6 million in proceeds from the issuance of warrants, offset by $63.5 million from the purchase of a convertible note hedge and repurchases of common stock of $32.2 million. We also received $15.9 million of proceeds from issuance of common stock from the exercise of options and recorded $10.5 million from excess tax benefit from stock-based compensation.

In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018 and concurrently entered into a convertible note hedge and warrant transaction. The notes will mature on May 15, 2018 unless earlier converted. Upon conversion of any notes, we will deliver cash, shares of common stock, or a combination of both, at our election, for the principal amount of the notes and any amounts in excess of the principal amount of the notes. The note issuance, note hedge and warrant transactions together, and including the expected tax benefits from the combined set of transactions, provided an overall low effective cost of borrowing. We expect to use these funds for general corporate purposes. See Note 5 - Convertible Senior Notes for further discussion.

For the six months ended June 30, 2012, net cash provided by financing activities was $23.3 million, primarily from $7.1 million of proceeds from issuance of common stock from the exercise of options and $16.1 million from excess tax benefit from stock-based compensation.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor three financial measures, adjusted EBITDA, free cash flow, and Non-GAAP earnings per share which meet the definition of Non-GAAP financial measures. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, and stock-based compensation.  Free cash flow is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs.  Free cash flow has limitations due to the fact that it does not represent the residual cash flow for discretionary expenditures.  For example, free cash flow does not incorporate payments made on capital lease obligations or cash requirements to comply with debt covenants.  Non-GAAP earnings per share is defined as non-GAAP net income (loss), which excludes interest expense related to the issuance of our 0.25% convertible senior notes in May 2013, divided by diluted non-GAAP shares outstanding, which is GAAP weighted average shares outstanding less any shares issuable under our convertible senior notes. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete and comparable understanding of factors and trends affecting our earnings and cash flows.  Refer below for a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP earnings per share to the most comparable GAAP measure.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net loss per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except for percentages and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$133,461	$99,020	$250,169	$190,311

Non-GAAP Adjusted EBITDA	$6,296	$3,560	$9,608	$4,121
EBITDA % of net revenues	5%	4%	4%	2%

Free cash flow	$(13,828)	$(11,505)	$(24,843)	$(20,515)
Free cash flow % of net revenues	(10)%	(12)%	(10)%	(11)%

Non-GAAP Net loss per share	$(0.29)	$(0.27)	$(0.62)	$(0.55)

For the three months ended June 30, 2013 and 2012, our adjusted EBITDA was $6.3 million and $3.6 million, respectively. For the six months ended June 30, 2013 and 2012, our adjusted EBITDA was $9.6 million and $4.1 million, respectively. In addition, during the three months ended June 30, 2013 and 2012, we experienced negative free cash flows of $13.8 million and $11.5 million, respectively, and during the six months ended June 30, 2013 and 2012, we experienced negative free cash flows of $24.8 million and $20.5 million, respectively. Our non-GAAP net loss per share was $0.29 per share and $0.62 per share for the three and six months ended respectfully. By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP earnings/(loss) per share to the most comparable GAAP measure, for the six ended June 30, 2013 and 2012 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(11,811)	$(9,511)	$(24,216)	$(19,551)
Add back:
Interest expense	1,936	156	2,075	308
Interest and other income, net	(35)	(9)	(42)	(16)
Benefit from income taxes	(14,023)	(8,422)	(25,714)	(17,607)
Depreciation and amortization	17,580	11,820	33,318	21,844
Stock-based compensation expense	12,649	9,526	24,187	19,143
Non-GAAP Adjusted EBITDA	$6,296	$3,560	$9,608	$4,121

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net cash provided by/(used in) operating activities	$11,923	$9,339	$(71,581)	$(38,622)
Add back:
Interest expense	1,936	156	2,075	308
Interest and other income, net	(35)	(9)	(42)	(16)
Benefit from income taxes	(14,023)	(8,422)	(25,714)	(17,607)
Changes in operating assets and liabilities	2,555	739	103,981	56,651
Other adjustments	3,940	1,757	889	3,407
Non-GAAP Adjusted EBITDA	6,296	3,560	9,608	4,121
Less:
Purchases of property and equipment, including accrued amounts	(15,869)	(12,264)	(26,701)	(18,763)
Capitalized technology & development costs	(4,255)	(2,801)	(7,750)	(5,873)
Free cash flow	$(13,828)	$(11,505)	$(24,843)	$(20,515)

Reconciliation of Net Loss per Share to Non-GAAP Net Loss per Share	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
GAAP Net loss	(11,811)	(9,511)	(24,216)	(19,551)
Add back interest expense related to:
Amortization of debt discount	1,401	—	1,401	—
Amortization of debt issuance costs	160	—	160	—
0.25% coupon	93	—	93	—
Tax effect	(770)	—	(770)	—
Non-GAAP net loss	$(10,927)	$(9,511)	$(23,332)	$(19,551)

GAAP diluted shares outstanding	37,775	35,812	37,405	35,506
Add back:
Dilutive effect of convertible notes	—	—	—	—
Non-GAAP shares outstanding	$37,775	$35,812	$37,405	$35,506

GAAP net loss per share	$(0.31)	$(0.27)	$(0.65)	$(0.55)
Non-GAAP net loss per share	$(0.29)	$(0.27)	$(0.62)	$(0.55)

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

Market Risk and Market Interest Risk.     In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We carry this instrument at face value less unamortized discount on our balance sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of convertible notes, when the market price of our stock fluctuates. See Note 5 of the accompanying condensed consolidated financial statements for more information.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On July 9, 2013, we filed a complaint for alleged patent infringement against Interactive Memories, Inc. (dba “Mixbook”) in the U.S. District Court for the District of Delaware. The complaint asserts infringement of U.S. Patent No. 7,082,227, which claims among other things, a method for personalizing an image-based physical manifestation to conform with a user's preferences for image processing and U.S. Patent No. 7,146,575, which claims among other things, a computer-implemented method for uploading image data to a remote computer and generating a thumbnail associated with the image. The complaint asserts that Mixbook directly or indirectly infringes the patents, and we are seeking an order enjoining Mixbook from further infringing the patents and an award of our damages, costs, expenses and attorneys' fees.

On April 24, 2013, Tejas Research, LLC filed a complaint for alleged patent infringement against us in Tejas Research, LLC v. Shutterfly, Inc., CA No. 2:13-cv-330 in the U.S. District Court for the Eastern District of Texas. The case was dismissed with prejudice on July 12, 2013.

On March 22, 2013, we filed a complaint for damages and injunctive relief against Kodak Imaging Network, Inc. and Eastman Kodak Company (together, “Kodak”) in Shutterfly, Inc. v. Kodak Imaging Network, Inc. and Eastman Kodak Company, Case No. 12-10202 (ALG) in the U.S. Bankruptcy Court, S.D.N.Y. The complaint asserts that by continuing to compete with Shutterfly through its “My Kodak Moments” service Kodak violated the non-competition provisions of the transfer agreement it entered into with us when we purchased the “Kodak Gallery” business. In the complaint, we seek an award of damages and our costs, expenses and attorneys' fees as well as an injunction enjoining Kodak from further violations of the non-competition provisions of the transfer agreement.

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

On January 4, 2013, Express Card Systems, LLC filed a complaint for alleged patent infringement against us in Express Card Systems, LLC. v. Shutterfly, Inc. et. al., Civ. No. 6:13-cv-18, in the Eastern District of Texas, Tyler Division. The case was dismissed without prejudice on June 5, 2013.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 9% of total net revenues for the year ended December 31, 2012 and approximately 7% of net revenues for the years ended December 31, 2011 and 2010. We anticipate that total capital expenditures for the year ended December 31, 2013 will range from 10.0% to 10.4% of 2013 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina, Phoenix, Arizona or Elmsford, New York production facilities, could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Macro economic trends could adversely affect our financial performance.

Our financial performance depends on general economic conditions. The U.S. economy is experiencing a slow economic recovery from a deep recession, concerns about inflation, low consumer confidence, high unemployment rate and other adverse business conditions. Fluctuations in the U.S. economy such as the recent recession could cause, among other adverse business conditions, a prolonged decline in consumer spending and an increase in the cost of labor and materials. Weak economic conditions, low consumer spending and decreased consumption may harm our operating results. Purchases of our products are often discretionary. If the economic climate does not improve, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities. A prolonged and slow economic recovery or a renewed recession may also lead to additional restructuring actions and associated expenses. Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs on to our customers. The resulting increased expenses and/or reduced income would negatively impact our operating results. If the economic recovery continues to be slow, or if the economy experiences a prolonged period of decelerating or negative growth, our results of operations may be further harmed.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

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

•	Drug stores such as Walgreens, CVS/pharmacy, and others that offer in-store pick-up from their photo website internet orders;

•	Mobile digital photography services companies such as Instagram (acquired by Facebook), Woven, and iPhoto;

•	Self-publishing companies and services such as Lulu, CafePress, and Zazzle;

•	Cloud-based storage services and file-syncing services such as Dropbox, SugarSync, Box, Amazon Cloud Drive, and iCloud;

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

As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction, damage our reputation and brands, and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds our expectations, our results of operations would be harmed. For example, after massive flooding shut down major hard disk drive production sites in Thailand, our ability to timely acquire data storage products was adversely affected.

Our data storage system could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our primary data storage facilities are located near a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm our data storage system. If we experience disruption to our redundant systems located at our data storage center, such disruption could result in the deletion or corruption of customers' stored images, which could impair customer satisfaction and lead to decreased revenues.

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

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our websites or mobile applications, reduced order fulfillment performance or the unavailability of our customer service operations could result in negative publicity, damage our reputation and brands and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter.

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

We have website operations, offices and customer support centers in Redwood City, California, Sunnyvale, California, and Tempe, Arizona and production facilities in Fort Mill, South Carolina, Phoenix, Arizona and in Elmsford, New York. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

At the 2013 annual meeting, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to increase the maximum number of shares of our common stock available for issuance under the 2006 Plan such that the number of shares will automatically increase as follows: (i) on January 1, 2014 by 1,200,000 shares and (ii) on January 1, 2015 by 1,200,000 shares. As these increases expire, we will need to seek stockholder approval for the issuance of additional shares under the 2006 Plan, so that we can continue to attract and retain key personnel. Although we obtained approval to increase the authorized number of shares available for issuance under the 2006 Plan at our 2013 annual meeting, there can be no assurances that our stockholders will approve further increases.

In order to attract new personnel, we will need to grant inducement equity awards outside of our 2006 Equity Incentive Plan, which dilutes the ownership of our existing stockholders.

Inducement stock options and restricted stock unit awards granted to new employees upon hire and in connection with mergers and acquisitions in accordance with NASDAQ Listing Rule 5635(c) do not require stockholder approval. In 2007, 2008, 2009, and 2012, the Board approved inducement stock option grants and restricted stock unit awards to supplement our 2006 Plan for an aggregate of 380,000, 135,100, 200,000, and 736,573 additional shares, respectively. In 2012, the inducement equity awards outside of our 2006 Plan were issued to our new Chief Financial Officer, new Chief Marketing Officer and the new employees that we acquired as part of our purchase of Photoccino, Ltd., Penguin Digital, Inc., and ThisLife, Inc. The issuance of additional shares of common or preferred stock may significantly dilute the equity interest of our stockholders, could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and may adversely affect prevailing market prices for our common stock.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our websites is located at one third-party hosting facility in Santa Clara, California, and our production facilities are located in Fort Mill, South Carolina, Phoenix, Arizona, and Elmsford, New York. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Santa Clara is located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

As of June 30, 2013, Shutterfly had 61 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and "Treat." We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas, Treat and MyPublisher trademarks in our major markets of the United States and Canada as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. The Shutterfly and Tiny Prints brands are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market.

From time to time, third parties have adopted names similar to ours, have applied to register trademarks similar to ours, and we believe have infringed or misappropriated our intellectual property rights and impeded our ability to build brand identity and possibly leading to customer confusion. In addition, we have been and may continue to be subject to potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly, Tiny Prints, Wedding Paper Divas, Treat, MyPublisher or one of our other marks.

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

For example, we filed a patent infringement lawsuit against Interactive Memories, Inc. (dba “Mixbook”) in July 2013, and a patent infringement lawsuit was filed against us by CreateAds LLC in March 2013. The patent lawsuit filed against us by Express Card Systems, LLC in January 2013 was dismissed without prejudice in June 2013, and a patent lawsuit by Tejas Research, LLC filed in April 2013 was dismissed with prejudice in July 2013. In 2010, two more patent infringement lawsuits were filed against us, one by Express Card Systems, LLC, was dismissed without prejudice of all claims in May 2011 and the other, filed by Eastman Kodak Company (“Kodak”), was dismissed with prejudice of all claims in February 2013.

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

We currently are the registrant of the Internet domain name for Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com, Treat.com, and MyPublisher.com as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly, TinyPrints, WeddingPaperDivas, Treat, or MyPublisher in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.

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

Risks Related to Our Convertible Senior Notes

Although the notes are referred to as convertible senior notes, they are effectively subordinated to any of our secured debt and any liabilities of our subsidiaries.

The notes will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the notes will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the notes only after all claims senior to the notes (including any amounts drawn under our credit facility) have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The indenture governing the notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the notes.

We expect that many investors in, and potential purchasers of, the notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. The Securities and Exchange Commission ("SEC") and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the notes.

In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common stock, in each case on commercially reasonable terms, the trading price and liquidity of the notes may be adversely affected.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the notes.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the notes. The price of our common stock could also be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the notes.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due. Our existing credit facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and our current debt contains, and our future debt may contain, limitations on our ability to pay cash on conversion or repurchase the notes.

Holders of the notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted.

In addition, our ability to repurchase the notes and settle conversions in cash is limited by our credit facility and may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under the credit facility agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture would constitute an event of default under our credit facility. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or to pay cash upon conversion of the notes.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes. In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the notes.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock units and other equity awards pursuant to our employee benefit plans, upon conversion of the notes, and in relation to the convertible note hedge and warrant transactions entered into in connection with the pricing of the notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Repurchases by us of our common stock may affect the value of the notes and our common stock.

We used $30.0 million of the net proceeds from the notes offering to repurchase shares of our common stock from purchasers of notes in the offering in privately negotiated transactions effected through Morgan Stanley & Co. LLC as our agent. We may from time to time repurchase additional shares of our common stock pursuant to our stock repurchase program. These repurchases could increase, or prevent a decrease in, the market price of our common stock or the notes.

Holders of notes will not be entitled to any rights with respect to our common stock, but they will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.

Holders of notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such notes (if we elect to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder's conversion of its notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

The conditional conversion feature of the notes could result in holders receiving less than the value of our common stock into which the notes would otherwise be convertible.

Holders of notes may convert their notes only if specified conditions are met. If the specific conditions for conversion are not met, holders will not be able to convert their notes, and may not be able to receive the value of the cash, common stock or a combination of cash and common stock, as applicable, into which the notes would otherwise be convertible.

Upon conversion of the notes, holders may receive less valuable consideration than expected because the value of our common stock may decline after holders exercise their conversion rights but before we settle our conversion obligation.

Under the notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders notes for conversion until the date we settle our conversion obligation. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our common stock, the amount of consideration that holders will receive upon conversion of their notes will be determined by reference to the volume weighted average prices of our common stock for each trading day in a 30 trading-day observation period. Accordingly, if the price of our common stock decreases during such observation period, the amount and/or value of consideration holders receive will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average of the volume weighted average price of our common stock during such period, the value of any shares of our common stock that holders will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that holders will receive.

If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, three business days after the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that holders receive will be adversely affected and would be less than the conversion value of the notes on the conversion date.

The notes are not protected by restrictive covenants.

The indenture governing the notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains no covenants or other provisions to afford protection to holders of the notes in the event of a fundamental change or other corporate transaction involving us except under limited circumstances.

The increase in the conversion rate for notes converted in connection with a make-whole fundamental change may not adequately compensate holders for any lost value of their notes as a result of such transaction.

If a make-whole fundamental change occurs prior to the maturity date, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction. The increase in the conversion rate for notes converted in connection with a make-whole fundamental change may not adequately compensate holders for any lost value of their notes as a result of such transaction. Our obligation to increase the conversion rate for notes converted in connection with a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The conversion rate of the notes may not be adjusted for all dilutive events.

The conversion rate of the notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash that may adversely affect the trading price of the notes or our common stock. An event that adversely affects the value of the notes may occur, and that event may not result in an adjustment to the conversion rate.

Provisions in the indenture for the notes may deter or prevent a business combination that may be favorable to holders of the notes.

If a fundamental change occurs prior to the maturity date of the notes, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change. Furthermore, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the notes.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the notes.

Upon the occurrence of a fundamental change, holders have the right to require us to repurchase their notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of other transactions that could adversely affect the notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of notes.

We have not registered the notes or the common stock issuable upon conversion, if any, which will limit holders' ability to resell them.

The notes and the shares of common stock issuable upon conversion of the notes, if any, have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws. Unless the notes and any shares of common stock issuable upon conversion of the notes have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a registration statement for the resale of the notes and the common stock, if any, into which the notes are convertible.

An active trading market may not develop for the notes.

Prior to our issuance of the notes, there had been no trading market for the notes. We do not intend to apply to list the notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. The liquidity of the trading market in the notes, and the market price quoted for the notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure holders that an active trading market will develop for the notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the notes may be adversely affected. In that case holders may not be able to sell their notes at a particular time or holders may not be able to sell their notes at a favorable price.

Any adverse rating of the notes may cause their trading price to fall.

We do not intend to seek a rating on the notes. However, if a rating service were to rate the notes and if such rating service were to lower its rating on the notes below the rating initially assigned to the notes or otherwise announces its intention to put the notes on credit watch, the trading price of the notes could decline.

Holders of the notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the notes even though such holders do not receive a corresponding cash distribution.

The conversion rate of the notes will be adjusted in certain circumstances. Under Section 305(c) of the Internal Revenue Code of 1986, or the Code, adjustments (or failures to make adjustments) that have the effect of increasing the holders' proportionate interest in our assets or earnings may in some circumstances result in a deemed distribution to the holders. Certain of the conversion rate adjustments with respect to the notes (including, without limitation, adjustments in respect of taxable dividends to holders of our common stock) will result in deemed distributions to the holders of notes even though they have not received any cash or property as a result of such adjustments. In addition, an adjustment to the conversion rate in connection with a make-whole fundamental change may be treated as a deemed distribution. Any deemed distributions will be taxable as a dividend, return of capital, or capital gain. If holders are a “non-U.S. holder” under the Code any deemed dividend may be subject to U.S. withholding tax at a 30% rate or such lower rate as may be specified by an applicable tax treaty, which may be set off against subsequent payments on the notes (or in certain circumstances, on the common stock). Under proposed regulations relating to certain “dividend equivalent” payments, an adjustment to the conversion rate of the notes as a result of a dividend on our common stock may be subject to withholding tax at a different time or in a different amount than the withholding tax otherwise imposed on dividends and constructive dividends.

The convertible note hedge and warrant transactions may affect the value of the notes and our common stock.

In connection with the pricing of the notes, we entered into convertible note hedge transactions with Morgan Stanley & Co. International plc, Credit Suisse International, Citibank, N.A., and Bank of America, N.A., or the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we will sell warrants for the purchase of our common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. However, subject to certain conditions, we may elect to settle the warrant transactions in cash.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of the notes and prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes or following any repurchase of notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the notes, which could affect holders' ability to convert the notes and, to the extent the activity occurs during any observation period related to a conversion of notes, it could affect the amount and value of the consideration that holders will receive upon conversion of the notes.

In addition, if any such convertible note hedge and warrant transactions fail to become effective, the option counterparties may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and the value of the notes. The potential effect, if any, of these transactions and activities on the market price of our common stock or the notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the notes (and as a result, the value of the consideration, the amount of cash and/or the number of shares, if any, that holders would receive upon the conversion of the notes) and, under certain circumstances, holders' ability to convert the notes. The convertible note hedge transactions and the warrant transactions are separate transactions (in each case entered into between us and the option counterparties), are not part of the terms of the notes and will not affect the holders' rights under the notes. Holders of the notes will not have any rights with respect to the convertible note hedge transactions or the warrant transactions.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Risks Related to Our Common Stock

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
Provisions of our restated certificate of incorporation and restated bylaws and Delaware law may deter third parties from acquiring us.

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

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our credit facilities if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)
April 1, 2013 to April 30, 2013	—	$—	—	$54,006
May 1, 2013 to May 31, 2013	631,180	$47.53	—	$54,006
June 1, 2013 to June 30, 2013	—	$—	—	$54,006
	631,180	$47.53	—	$54,006

(1) We repurchased 631,180 shares from purchasers of our 0.25% senior convertible notes in privately negotiated transactions outside of our share repurchase program using $30.0 million of the net proceeds from our issuance of the notes.

(2)
On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60 million of our common stock. The program expires in November 2014. In the quarter ended June 30, 2013, there were no share repurchases under our publicly announced share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1*	Indenture, dated as of May 20, 2013, by and between Shutterfly, Inc. and Wells Fargo Bank, National Association, as trustee.
10.1*	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Warrant Transaction.
10.2*	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Call Option Transaction.
10.3*	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Warrant Transaction.
10.4*	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Call Option Transaction.
10.5*	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.
10.6*	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.
10.7*	Letter Agreement, dated May 14, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.
10.8*	Letter Agreement, dated May 14, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.
10.9*	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Warrant Transaction.
10.10*	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Call Option Transaction.
10.11*	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Warrant Transaction.
10.12*	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Call Option Transaction.
10.13*	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.
10.14*	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.
10.15*	Letter Agreement, dated May 15, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.
10.16*	Letter Agreement, dated May 15, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.
10.17**	Amendment No. 1 to Credit Agreement, dated as of May 10, 2013, by and among Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).
32.02***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*	Incorporated by reference to the exhibit of the same number filed with the Current Report on Form 8-K filed by Shutterfly, Inc. on May 20, 2013, File No. 001-33031

**	Incorporated by reference to exhibit 10.01 filed with the Current Report on Form 8-K filed by Shutterfly, Inc. on May 13, 2013, File No. 001-33031

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

SHUTTERFLY, INC.
(Registrant)

Dated: August 2, 2013	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2013	By:	/s/ Brian M. Regan
Brian M. Regan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
4.1*	Indenture, dated as of May 20, 2013, by and between Shutterfly, Inc. and Wells Fargo Bank, National Association, as trustee.
10.1*	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Warrant Transaction.
10.2*	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Call Option Transaction.
10.3*	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Warrant Transaction.
10.4*	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Call Option Transaction.
10.5*	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.
10.6*	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.
10.7*	Letter Agreement, dated May 14, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.
10.8*	Letter Agreement, dated May 14, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.
10.9*	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Warrant Transaction.
10.10*	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Call Option Transaction.
10.11*	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Warrant Transaction.
10.12*	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Call Option Transaction.
10.13*	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.
10.14*	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.
10.15*	Letter Agreement, dated May 15, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.
10.16*	Letter Agreement, dated May 15, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.
10.17**	Amendment No. 1 to Credit Agreement, dated as of May 10, 2013, by and among Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).
32.02***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*	Incorporated by reference to the exhibit of the same number filed with the Current Report on Form 8-K filed by Shutterfly, Inc. on May 20, 2013, File No. 001-33031

**	Incorporated by reference to exhibit 10.01 filed with the Current Report on Form 8-K filed by Shutterfly, Inc. on May 13, 2013, File No. 001-33031

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