Form 10-Q
period 2013-09-30
SHUTTERFLY INC
filed 2013-11-05
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common stock, $0.0001 par value per share	38,035,825

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$335,140	$245,088
Accounts receivable, net	15,640	13,574
Inventories	8,373	5,032
Deferred tax asset, current portion	20,811	7,713
Prepaid expenses and other current assets	70,758	15,268
Total current assets	450,722	286,675
Property and equipment, net	135,593	92,667
Intangible assets, net	120,241	122,269
Goodwill	379,675	358,349
Deferred tax asset, net of current portion	731	854
Other assets	15,783	4,310
Total assets	$1,102,745	$865,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,424	$31,503
Accrued liabilities	40,751	88,472
Deferred revenue	21,025	17,845
Total current liabilities	82,200	137,820
Convertible senior notes, net	240,662	—
Deferred tax liability	28,817	24,298
Other liabilities	21,382	11,720
Total liabilities	373,061	173,838
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 37,958 and 36,358 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	757,113	652,110
Accumulated earnings/(deficit)	(27,433)	39,172
Total stockholders' equity	729,684	691,286
Total liabilities and stockholders' equity	$1,102,745	$865,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$122,685	$98,536	$372,854	$288,847
Cost of net revenues	71,308	55,129	204,877	155,892
Gross profit	51,377	43,407	167,977	132,955
Operating expenses:
Technology and development	27,508	21,538	78,032	60,976
Sales and marketing	36,774	29,575	109,946	86,615
General and administrative	21,717	16,039	62,518	45,975
Total operating expenses	85,999	67,152	250,496	193,566
Loss from operations	(34,622)	(23,745)	(82,519)	(60,611)
Interest expense	(3,609)	(148)	(5,684)	(456)
Interest and other income, net	139	14	181	30
Loss before income taxes	(38,092)	(23,879)	(88,022)	(61,037)
Benefit from income taxes	27,944	13,401	53,658	31,008
Net loss	$(10,148)	$(10,478)	$(34,364)	$(30,029)

Net loss per share - basic and diluted	$(0.27)	$(0.29)	$(0.92)	$(0.84)

Weighted-average shares outstanding - basic and diluted	37,814	36,062	37,541	35,691

Stock-based compensation is allocated as follows:
Cost of net revenues	$646	$424	$1,802	$1,329
Technology and development	2,459	1,502	6,843	6,465
Sales and marketing	5,774	2,613	14,030	8,508
General and administrative	5,103	3,826	15,494	11,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(34,364)	$(30,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,652	19,327
Amortization of intangible assets	22,239	14,761
Amortization of debt discount and debt issuance costs	4,592	—
Stock-based compensation, net of forfeitures	38,169	27,508
(Gain) / loss on disposal of property and equipment	10	(895)
Deferred income taxes	(7,988)	(4,729)
Tax benefit from stock-based compensation	4,745	14,938
Excess tax benefits from stock-based compensation	(5,385)	(14,938)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,455)	(1,587)
Inventories	(2,426)	(1,843)
Prepaid expenses and other current assets	(53,774)	(44,349)
Other assets	(7,427)	(30)
Accounts payable	(10,670)	3,790
Accrued and other liabilities	(50,735)	(27,327)
Deferred revenue	2,188	3,620
Other non-current liabilities	357	(407)
Net cash used in operating activities	(71,272)	(42,190)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	(41,120)	(35,683)
Purchases of property and equipment	(48,550)	(26,912)
Capitalization of software and website development costs	(12,057)	(9,603)
Proceeds from sale of equipment	173	982
Net cash used in investing activities	(101,554)	(71,216)
Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net of issuance costs	291,897	—
Proceeds from issuance of warrants	43,560	—
Purchase of convertible note hedge	(63,510)	—
Proceeds from issuance of common stock upon exercise of stock options	18,275	8,538
Principal payments of capital lease obligations	(488)	—
Repurchases of common stock	(32,241)	—
Excess tax benefits from stock-based compensation	5,385	14,938
Net cash provided by financing activities	262,878	23,476
Net increase / (decrease) in cash and cash equivalents	90,052	(89,930)
Cash and cash equivalents, beginning of period	245,088	179,915
Cash and cash equivalents, end of period	$335,140	$89,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2013	2012
Supplemental schedule of non-cash activities
Net increase / (decrease) in accrued purchases of property and equipment	$(1,506)	$8,479
Increase in estimated fair market value of building under build-to-suit leases	4,552	4,850
Amount due from adjustment of net working capital from acquired business	73	—
Amount due for acquisition of business	—	165

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

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

As of September 30, 2013 and December 31, 2012, the Company had cash of $335.1 million and $186.3 million, respectively, and had no cash equivalents as of September 30, 2013 as compared to $58.8 million as of December 31, 2012, which were classified in the Level 1 hierarchy.

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
The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of September 30, 2013 and December 31, 2012.

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

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2013 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2012	2,034	$17.09
Granted	2	32.99
Exercised	(947)	13.08
Forfeited, cancelled or expired	(22)	27.65
Balances, March 31, 2013	1,067	$20.46	5.8	$25,898
Granted	—	—
Exercised	(219)	15.80
Forfeited, cancelled or expired	(26)	14.48
Balances, June 30, 2013	822	$21.89	5.7	$27,992
Granted	—	—
Exercised	(141)	17.22
Forfeited, cancelled or expired	(5)	25.74
Balances, September 30, 2013	676	$22.83	5.7	$22,365
Options vested and expected to vest at September 30, 2013	658	$22.58	5.6	$21,948
Options vested at September 30, 2013	480	$19.34	4.8	$17,552

During the three months ended September 30, 2013, the Company did not grant any options. The total intrinsic value of options exercised during the three months ended September 30, 2013 was $5,341,000.  Net cash proceeds from the exercise of stock options were $2,422,000 and $18,275,000 for the three and nine months ended September 30, 2013.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and nine months ended September 30, 2013 and 2012, the Company calculated volatility using an average of its historical and implied volatilities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Dividend yield	—	—	—	—
Annual risk free rate of return	—	0.7%	0.8%	0.8%
Expected volatility	—	55.6%	47.0%	57.9%
Expected term (years)	—	4.3	4.2	4.3

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2013 and 2012, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Equity Incentive Plan and inducement awards to eligible employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled annually, based on a three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s RSU activity for the three and nine months ended September 30, 2013, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2012	3,252	$31.10
Granted	1,268	41.33
Vested	(664)	28.66
Forfeited	(58)	34.69
Awarded and unvested, March 31, 2013	3,798	$34.89
Granted	176	48.40
Vested	(154)	29.34
Forfeited	(46)	37.14
Awarded and unvested, June 30, 2013	3,774	$35.72
Granted	149	55.12
Vested	(177)	32.44
Forfeited	(47)	35.43
Awarded and unvested, September 30, 2013	3,699	$36.66
RSUs expected to vest, September 30, 2013	3,252

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the RSU grants for the nine months ended September 30, 2013, are 355,000 RSUs that have both performance criteria tied to the Company’s 2013 financial performance and three year service criteria (“PBRSUs”).  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At September 30, 2013, the Company had $94.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include RSUs, PBRSUs, and incremental shares of common stock issuable upon the exercise of stock options, convertible senior notes, and warrants.

A summary of the net loss per share for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss per share:
Numerator
Net loss	$(10,148)	$(10,478)	$(34,364)	$(30,029)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	37,814	36,062	37,541	35,691
Net loss per share — basic and diluted	$(0.27)	$(0.29)	$(0.92)	$(0.84)

Note 4 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2013	December 31, 2012
	(in thousands)
Intra-period deferred tax asset	$50,395	$—
Prepaid service contracts – current portion	5,608	5,771
Deferred costs	4,285	3,278
Other prepaid expenses and current assets	10,470	6,219
	$70,758	$15,268

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

	September 30, 2013	December 31, 2012
	(in thousands)
Computer and other equipment	$172,451	$135,181
Software	19,330	17,342
Leasehold improvements	18,196	11,009
Buildings under build-to-suit leases	10,924	6,372
Furniture and fixtures	7,585	4,075
Capitalized software and website development costs	62,139	49,013
	290,625	222,992
Less: Accumulated depreciation and amortization	(155,032)	(130,325)
Net property and equipment	$135,593	$92,667

Building value of $10.9 million under build-to-suit lease represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 6 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Computer and other equipment is approximately $6.4 million of capital lease obligations for various pieces of manufacturing facility and computer equipment.

Depreciation and amortization expense totaled $11.4 million and $6.6 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense totaled $30.7 million and $19.3 million for the nine months ended September 30, 2013 and 2012, respectively.

  Accrued Liabilities

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued compensation	$11,301	$13,904
Accrued production costs	8,221	22,534
Accrued marketing expenses	5,689	21,371
Accrued purchases	4,365	5,239
Accrued consulting	2,998	4,200
Accrued income and sales taxes	2,584	15,002
Capital lease obligations, current portion	1,548	—
Accrued other	4,045	6,222
	$40,751	$88,472

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
As of September 30, 2013, the Notes are not yet convertible.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
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
The Notes consist of the following (in thousands):

September 30, 2013
Liability component:
Principal	$300,000
Less: debt discount, net of amortization	(59,338)
Net carrying amount	$240,662

Equity component (1)	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million issuance costs in equity.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
0.25% coupon	$188	$281
Amortization of debt issuance costs	260	420
Amortization of debt discount	2,771	4,172
	$3,219	$4,873

As of September 30, 2013, the fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2) and carrying value of debt instruments (carrying value excludes the equity component of the Company's convertible notes classified in equity) were as follows:

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$222,678	$240,662	—	—

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

Note 6 — Commitments and Contingencies

Build-to-Suit Leases
During the year ended December 31, 2012, the Company executed a lease for a new 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. This facility replaces the Company's current east coast production facility in Charlotte, North Carolina. In order for the facility to meet the Company's operating specifications, both the landlord and the Company made structural changes as part of the uplift of the building, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $4.9 million, representing its estimate of the fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities. The Company increased the asset and financing obligations by $1.5 million and $3.1 million for building uplift costs incurred by the landlord during 2012 and the nine months ended September 30, 2013, respectively.

During the quarter ended September 30, 2013, the Company executed a lease for a new 217,000 square foot production facility in Shakopee, Minnesota. This facility will provide additional production capacity, and is expected to become operational in the second quarter of 2014. Both the landlord and the Company will incur costs to construct the facility according to the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. During the three months ended September 30, 2013, the landlord incurred $1.4 million of building construction costs which the Company has recorded as an asset, with a corresponding construction financing obligation, which is recorded as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.

Upon completion of construction of these facilities, the Company evaluates the de-recognition of the asset and liability under the provisions of ASC 840.40 Leases - Sale-Leaseback Transactions. However, if the Company does not comply with the provisions needed for sale-leaseback accounting, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life which is generally 30 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.
Construction of the Fort Mill, South Carolina facility was completed in the second quarter of 2013, and at that time the Company concluded that it had forms of continued economic involvement in the facility. As a result, the Company did not comply with provisions for sale-leaseback accounting and the building is being accounted for as a financing obligation.

Co-location Services

During the three months ended September 30, 2013, the Company entered in a multi-year agreement for co-location services at a new data center location. The agreement requires certain minimum commitments during the term.

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. As of September 30, 2013, the Company is in compliance with these covenants.

The Company incurred approximately $0.1 million of fees related to this amendment, which have been capitalized within prepaid expenses for the current portion and other assets for the non-current portion. These fees are being amortized over the remaining term of the Credit Facility as a component of interest expense.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
MyPublisher, Inc.
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

Of the total purchase price, $9.5 million was allocated to the customer base, which will be amortized over an estimated useful life of four years, $7.8 million was allocated to developed technologies and will be amortized over an estimated useful life of approximately two years, $1.3 million to the MyPublisher tradename, which will be amortized over an estimated useful life of two years, and $0.1 million to favorable leases which will be amortized over an estimated useful life of five years. The assets and liabilities acquired totaled approximately $8.2 million and $7.9 million, respectively. Included within assets and liabilities is a net deferred tax liability of approximately $0.5 million representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The remaining excess purchase price of approximately $21.4 million was allocated to goodwill primarily representing the assembled workforce and synergies from MyPublisher's market position. The results of operations for the acquired business have been included in the consolidated statement of income for the period subsequent to the Company's acquisition of MyPublisher. MyPublisher's results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

R and R Images, Inc.
During the quarter ended September 30, 2013, the Company acquired certain assets of R and R Images, Inc. ("R&R") primarily to expand product innovation and printing capabilities. This acquisition was not significant individually or when aggregated with other acquisitions during the nine months ended September 30, 2013. The Company has included financial results of R&R in the consolidated financial statements from the acquisition date of August 29, 2013 through September 30, 2013.

Note 8 — Subsequent Event

On October 24, 2013, the Company acquired BorrowLenses for $35.8 million in cash, net of cash acquired. BorrowLenses is a premier online marketplace for photographic and video equipment rentals. This acquisition will diversify the Company's revenue streams and provide a presence in the expanding sharing economy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2013, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, anticipated benefits from mergers and acquisitions and our plans to integrate acquired technologies and manufacturing capabilities, effective tax rates, our outstanding convertible senior notes, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, economic downturns and the general state of the economy; changes in consumer discretionary spending as a result of the macroeconomic environment; competition, which could lead to pricing pressure; our ability to expand our customer base and increase sales to existing customers and meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop technology on a timely basis, as well as consumer acceptance of, new products, features and services; our ability to successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; our ability to achieve expected benefits of our partnerships; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; and our ability to timely upgrade and develop our infrastructure and facilities and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We are building seven trusted premium lifestyle brands:  Shutterfly, Tiny Prints, Wedding Paper Divas, Treat, ThisLife, MyPublisher and BorrowLenses.  We have operated the Shutterfly.com brand since inception in 1999.  In 2011, we acquired Tiny Prints, Inc. a privately-held company based in Sunnyvale, California that operated tinyprints.com and weddingpaperdivas.com, two growing ecommerce brands primarily offering stylish cards, invitations and personalized stationery.  On April 16, 2012, we launched Treat.com, a destination that enables users to easily personalize and send unique greeting cards. Our Treat launch signifies our focused expansion into the one-to-one U.S. greeting card market, to complement our existing one-to-many card business.  In May 2012, we acquired the customer accounts and images of Kodak Gallery’s online photo service through a bankruptcy court supervised auction.  In July 2012, we began the process to transfer the more than five billion Kodak Gallery customer photos onto the Shutterfly technology platform, which was completed in September 2012.

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

On December 28, 2012, we acquired ThisLife.com, Inc. (“ThisLife”) a cloud-based service provider for protecting, organizing, storing and sharing photos and videos which will strengthen our photo and video storage and sharing capabilities, as well as the ability to intelligently organize across devices and mobile platforms and enable the more efficient creation of products across the web and on mobile devices. We recently launched the beta version of our ThisLife service and we continue to expect to integrate this technology into the products and services that our Shutterfly brand offers.

On April 29, 2013, we acquired MyPublisher, Inc. ("MyPublisher") a pioneer in the photo book industry and creator of easy-to-use photo book-making software. We expect to combine MyPublisher's photo book technology and highly specialized manufacturing capabilities with our platform to expand our customer base and to enable us to further differentiate our product and service offerings.

And on October 24, 2013, the Company acquired BorrowLenses, a premier online marketplace for photographic and video equipment rentals. We expect BorrowLenses to diversify the Company's revenue streams and provide a presence in the expanding sharing economy. Operating results of BorrowLenses will be included in the Company's results for the fourth quarter of 2013.

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Fort Mill, South Carolina, Phoenix, Arizona and Elmsford, New York production facilities.  By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, iPhone cases, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter.

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

Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

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

Interest Expense.       Interest expense consists of interest on our convertible senior notes, costs associated with our five-year syndicated credit facility that became effective in November 2011, as amended in May 2013, and costs associated with our capital leases and build-to-suit lease financing obligations.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	100%	100%	100%	100%
Cost of net revenues	58%	56%	55%	54%
Gross profit	42%	44%	45%	46%
Operating expenses:
Technology and development	22%	22%	21%	21%
Sales and marketing	30%	30%	29%	30%
General and administrative	18%	16%	17%	16%
Total operating expenses	70%	68%	67%	67%
Loss from operations	(28)%	(24)%	(22)%	(21)%
Interest expense	(3)%	—%	(2)%	—%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(31)%	(24)%	(24)%	(21)%
Benefit from income taxes	23%	13%	14%	11%
Net loss	(8)%	(11)%	(10)%	(10)%

Comparison of the Three Month Periods Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$112,695	$90,378	$22,317	25%
Enterprise	9,990	8,158	1,832	22%
Total net revenues	122,685	98,536	24,149	25%
Cost of net revenues	71,308	55,129	16,179	29%
Gross profit	$51,377	$43,407	$7,970	18%
Percentage of net revenues	42%	44%	—	—

Net revenues increased $24.1 million, or 25%, for the three months ended September 30, 2013 as compared to the same period in 2012. Consumer net revenues increased $22.3 million, or 25%, in the three months ended September 30, 2013 compared to the same period in 2012.  The increase in Consumer net revenues is primarily a result of increased sales of greeting and stationery cards, photo books, including net revenues from the recently acquired MyPublisher brand, and other photo-based merchandise.  Enterprise revenues increased $1.8 million, or 22%, in the three months ended September 30, 2013 compared to the same period in 2012 due to an increase in order volume from both existing and new customers.

Consumer net revenue increases were also the result of year-over-year increases in each of our key metrics as outlined below. Improvements in average order value reflect the strength of our customer base and continued benefit from pricing and promotional initiatives.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands, except AOV amounts)
Customers	2,381	2,247	134	6%
Orders	3,877	3,606	271	8%
Average order value	$29.07	$25.06	$4.01	16%

Cost of net revenues increased $16.2 million, or 29%, for the three months ended September 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, cost of net revenues increased to 58% in the three months ended September 30, 2013 from 56% in the same period in 2012, which decreased gross margin to 42% in the three months ended September 30, 2013 from 44% in the same period in 2012. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products. The decrease in gross margin was primarily driven by higher depreciation and amortization, equipment lease expense and increased customer service expenses related to our new Fort Mill, South Carolina manufacturing facility, as well as lower average selling prices for a subset of products; which was partially offset by lower material costs related to our increased scale and insourcing, lower shipping rates as well as a favorable shift in product mix.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Technology and development	$27,508	$21,538	$5,970	28%
Percentage of net revenues	22%	22%	—	—
Sales and marketing	$36,774	$29,575	$7,199	24%
Percentage of net revenues	30%	30%	—	—
General and administrative	$21,717	$16,039	$5,678	35%
Percentage of net revenues	18%	16%	—	—

Our technology and development expense increased $6.0 million, or 28%, for the three months ended September 30, 2013, compared to the same period in 2012. As a percentage of net revenues, technology and development expense remained consistent at 22% for the three months ended September 30, 2013 and 2012. The overall increase was primarily due to an increase of $4.5 million in personnel and related costs due to increased headcount. The increase in technology and development expense was also due to an increase of $1.3 million in depreciation expense, an increase to stock-based compensation of $1.1 million, and an increase of $0.4 million in professional fees. These factors were partially offset by a decrease of $0.8 million in facilities and office supplies and an increase of $0.7 million in website developmental costs capitalized in the current period compared to the same period in the prior year.

At September 30, 2013, headcount in technology and development increased by 34% compared to September 30, 2012, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended September 30, 2013, we capitalized $4.3 million in eligible salary and consultant costs, including $0.4 million of stock-based compensation associated with software developed or obtained for internal use, compared to $3.6 million capitalized in the three months ended September 30, 2012, which included $0.3 million of stock-based compensation.

Our sales and marketing expense increased $7.2 million, or 24%, in the three months ended September 30, 2013 compared to the same period in 2012. The increase in sales and marketing expense was primarily due to an increase of $3.2 million of stock-based compensation and an increase of $1.7 million in personnel and related costs associated with the expansion of our internal marketing team.  The increase is also attributable to an increase of $1.5 million related to brand and performance marketing campaigns, an increase of $0.5 million in intangible asset amortization from acquisition related intangibles, and an increase of $0.3 million related to professional fees. As a percentage of net revenues, total sales and marketing expense remained consistent at 30% in the three months ended September 30, 2013 and 2012.

Our general and administrative expense increased $5.7 million, or 35%, in the three months ended September 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, general and administrative expense increased to 18% in the three months ended September 30, 2013 from 16% in the three months ended September 30, 2012. The increase in general and administrative expense is primarily due to an increase in depreciation and amortization of $1.5 million primarily from acquisition related intangibles, an increase in stock-based compensation of $1.3 million and an increase in personnel related costs of $1.3 million as a result of increased headcount. The increase was also attributable to an increase in professional fees of $0.8 million, an increase in credit card fees of $0.5 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in gain on asset disposition of $0.2 million, and an increase in facilities costs of $0.2 million.

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)
Interest expense	$(3,609)	$(148)	$(3,461)
Interest and other income, net	$139	$14	$125

Interest expense consists of interest on our convertible senior notes, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our Fort Mill, South Carolina production facility. Interest expense was $3.6 million for the three months ended September 30, 2013 compared to $0.1 million during the same period a year ago. The increase was primarily due to interest expense associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Income tax benefit	$27,944	$13,401
Effective tax rate	73%	56%

 We recorded an income tax benefit of $27.9 million and $13.4 million for the three months ended September 30, 2013 and 2012, respectively. Similar to the prior year, we expect this year-to-date loss to be fully benefited by the end of this fiscal year due to the seasonality of our operations. Our effective tax rate was 73% for the three months ended September 30, 2013, compared to 56% for the three months ended September 30, 2012. Some of the primary factors impacting the effective tax rate include federal research tax credits, disqualifying dispositions of employee incentive stock options, limitations on executive compensation, and non-deductible stock-based compensation expense.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Loss before income taxes	$(38,092)	$(23,879)	$(14,213)	60%
Net loss	$(10,148)	$(10,478)	$330	(3)%
Percentage of net revenues	(8)%	(11)%	—	—

During the three months ended September 30, 2013, net loss was $10.1 million, an increase of $0.3 million as compared to a net loss of $10.5 million the same period in 2012. As a percentage of net revenues, net loss was 8% for the three months ended September 30, 2013 from a net loss of 11% for the three months ended September 30, 2012.

Comparison of the Nine Month Periods Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$347,395	$269,910	$77,485	29%
Enterprise	25,459	18,937	6,522	34%
Total net revenues	372,854	288,847	84,007	29%
Cost of net revenues	204,877	155,892	48,985	31%
Gross profit	$167,977	$132,955	$35,022	26%
Percentage of net revenues	45%	46%	—	—

Net revenues increased $84.0 million, or 29%, for the nine months ended September 30, 2013 as compared to the same period in 2012. Consumer net revenues increased $77.5 million, or 29%, in the nine months ended September 30, 2013 compared to the same period in 2012.  The increase in Consumer net revenues is primarily a result of increased sales of greeting and stationery cards, photo books, including net revenues from the recently acquired MyPublisher brand, and other photo-based merchandise.  Enterprise revenues increased $6.5 million, or 34%, in the nine months ended September 30, 2013 compared to the same period in 2012.

Cost of net revenues increased $49.0 million, or 31%, for the nine months ended September 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, cost of net revenues increased to 55% in the nine months ended September 30, 2013 from 54% in the nine months ended September 30, 2012, and gross margin decreased to 45% in the nine months ended September 30, 2013 from 46% in the nine months ended September 30, 2012. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Technology and development	$78,032	$60,976	$17,056	28%
Percentage of net revenues	21%	21%	—	—
Sales and marketing	$109,946	$86,615	$23,331	27%
Percentage of net revenues	29%	30%	—	—
General and administrative	$62,518	$45,975	$16,543	36%
Percentage of net revenues	17%	16%	—	—

Our technology and development expense increased $17.1 million, or 28%, for the nine months ended September 30, 2013, compared to the same period in 2012. As a percentage of net revenues, technology and development expense remained consistent at 21% for the nine months ended September 30, 2013 and 2012. The overall increase was primarily due to an increase of $11.9 million in personnel and related costs. The increase in technology and development expense was also due to an increase of $4.3 million in depreciation expense, an increase of $1.6 million in professional fees, and an increase in stock-based compensation of

$1.0 million. These factors were partially offset by an increase of $2.2 million in website developmental costs capitalized in the current period compared to the same period in the prior year. In the nine months ended September 30, 2013, we capitalized $11.8 million in eligible salary and consultant costs, including $1.3 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $9.6 million capitalized in the nine months ended September 30, 2012, which included $0.6 million of stock-based compensation.

Our sales and marketing expense increased $23.3 million, or 27%, in the nine months ended September 30, 2013 compared to the same period in 2012. The increase in sales and marketing expense was primarily due to an increase of $7.6 million related to brand and performance marketing campaigns.  The increase is also attributable to an increase of $6.4 million in personnel and related costs associated with the expansion of our internal marketing team, an increase of $5.5 million in stock -based compensation, an increase of $2.9 million of intangible asset amortization primarily from the Kodak Gallery customer list and other acquisition related intangible assets, and an increase of $0.7 million of professional fees. As a percentage of net revenues, total sales and marketing expense decreased to 29% in the nine months ended September 30, 2013 as compared to 30% in the same period in 2012.

Our general and administrative expense increased $16.5 million, or 36%, in the nine months ended September 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, general and administrative expense increase to 17% in the nine months ended September 30, 2013 compared to 16% in the nine months ended September 30, 2012. The increase in general and administrative expense is primarily due to an increase in stock-based compensation of $4.3 million, an increase in personnel related costs of $3.5 million as a result of increased headcount, and an increase of $3.0 million in depreciation and amortization expense. The increase was also attributable to an increase in credit card fees of $1.9 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in professional fees of $1.5 million, an increase in facilities costs of $1.3 million, and a decrease in gain from the sale of assets of $0.9 million.

	Nine Months Ended September 30,
	2013	2012	Change
	(in thousands)
Interest expense	$(5,684)	$(456)	$(5,228)
Interest and other income, net	$181	$30	$151

Interest expense consists of interest on our convertible senior notes, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our Fort Mill, South Carolina production facility. Interest expense was $5.7 million for the nine months ended September 30, 2013 compared to $0.5 million during the same period a year ago. The increase was primarily due to interest expense associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Income tax benefit	$53,658	$31,008
Effective tax rate	61%	51%

 We recorded an income tax benefit of $53.7 million and $31.0 million for the nine months ended September 30, 2013 and 2012, respectively. Similar to the prior year, we expect this year to date loss to be fully benefited by the end of this fiscal year due to the seasonality of our operation. Our effective tax rate was 61% for the nine months ended September 30, 2013, compared to 51% for the nine months ended September 30, 2012. Some of the primary factors impacting the effective tax rate include federal research tax credits, disqualifying dispositions of employee incentive stock options, limitations on executive compensation, and non-deductible stock-based compensation expense.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Loss before income taxes	$(88,022)	$(61,037)	$(26,985)	44%
Net loss	$(34,364)	$(30,029)	$(4,335)	14%
Percentage of net revenues	(10)%	(10)%	—	—

Net loss increased by $4.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012. As a percentage of net revenues, net loss remained flat at 10% for the nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

At September 30, 2013, we had $335.1 million of cash and cash equivalents. To supplement our overall liquidity position, during the nine months ended September 30, 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. Further, since November 2011, we have had access to a five-year senior secured syndicated credit facility to provide up to $125.0 million in additional capital resources. In addition, we may request to increase the credit facility by $75.0 million. As of September 30, 2013, no amounts have been drawn against this facility.

Below is our cash flow activity for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(48,550)	$(26,912)
Capitalization of software and website development costs	(12,057)	(9,603)
Depreciation and amortization	52,891	34,088
Proceeds from borrowings on convertible senior notes, net of issuance costs	291,897	—
Proceeds from issuance of warrants	43,560	—
Purchase of convertible note hedge	(63,510)	—
Cash flows used in operating activities	(71,272)	(42,190)
Cash flows used in investing activities	(101,554)	(71,216)
Cash flows provided by financing activities	262,878	23,476

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

We anticipate that total 2013 capital expenditures will range from 9.8% to 10.4% of our expected net revenues in 2013.  These expenditures will also be used to purchase technology and equipment to support the growth in our business and to increase our production capacity and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Technology equipment and software	$24,002	$20,469
Percentage of total capital expenditures	41%	45%
Manufacturing equipment and building improvements	23,042	14,922
Percentage of total capital expenditures	39%	33%
Capitalized technology and development costs	12,057	9,603
Percentage of total capital expenditures	20%	21%
Total Capital Expenditures	$59,101	$44,994
Total Capital Expenditures percentage of net revenues	16%	16%

Operating Activities. For the nine months ended September 30, 2013, net cash used in operating activities was $71.3 million, primarily due to our net loss of $34.4 million and the net change in operating assets and liabilities of $123.9 million. Net cash used in operating activities was adjusted for non-cash items including $38.2 million of stock-based compensation, $30.7 million of depreciation and amortization expense, $22.2 million of amortization of intangible assets and $8.0 million benefit from deferred income taxes.

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

Investing Activities. For the nine months ended September 30, 2013, net cash used in investing activities was $101.6 million.  We used $41.1 million to acquire MyPublisher and R&R Images and to settle other acquisition related liabilities.  We also used $48.6 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations and $12.1 million for capitalized software and website development.

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

Financing Activities. For the nine months ended September 30, 2013, net cash provided by financing activities was $262.9 million, primarily from the $291.9 million in proceeds from the issuance of our 0.25% convertible senior notes in May 2013, $43.6 million in proceeds from the issuance of warrants, offset by $63.5 million from the purchase of a convertible note hedge and repurchases of common stock of $32.2 million. We also received $18.3 million of proceeds from issuance of common stock from the exercise of options and recorded $5.4 million from excess tax benefit from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net loss per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except for percentages and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$122,685	$98,536	$372,854	$288,847

Non-GAAP adjusted EBITDA	$(1,067)	$(3,136)	$8,541	$985
EBITDA % of net revenues	(1)%	(3)%	2%	—%

Free cash flow	$(25,717)	$(23,494)	$(50,560)	$(44,009)
Free cash flow % of net revenues	(21)%	(24)%	(14)%	(15)%

Non-GAAP net loss per share	$(0.24)	$(0.29)	$(0.86)	$(0.84)

For the three months ended September 30, 2013 and 2012, our adjusted EBITDA was $(1.1) million and $(3.1) million, respectively. For the nine months ended September 30, 2013 and 2012, our adjusted EBITDA was $8.5 million and $1.0 million, respectively. In addition, during the three months ended September 30, 2013 and 2012, we experienced negative free cash flows of $25.7 million and $23.5 million, respectively, and during the nine months ended September 30, 2013 and 2012, we experienced negative free cash flows of $50.6 million and $44.0 million, respectively. Our non-GAAP net loss per share was $0.24 per share and $0.86 for the three and nine months ended September 30, 2013, respectively. By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP earnings/(loss) per share to the most comparable GAAP measure, for the three and nine ended September 30, 2013 and 2012 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(10,148)	$(10,478)	$(34,364)	$(30,029)
Add back:
Interest expense	3,609	148	5,684	456
Interest and other income, net	(139)	(14)	(181)	(30)
Benefit from income taxes	(27,944)	(13,401)	(53,658)	(31,008)
Depreciation and amortization	19,573	12,244	52,891	34,088
Stock-based compensation expense	13,982	8,365	38,169	27,508
Non-GAAP Adjusted EBITDA	$(1,067)	$(3,136)	$8,541	$985

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net cash provided by/(used in) operating activities	$309	$(3,568)	$(71,272)	$(42,190)
Add back:
Interest expense	3,609	148	5,684	456
Interest and other income, net	(139)	(14)	(181)	(30)
Benefit from income taxes	(27,944)	(13,401)	(53,658)	(31,008)
Changes in operating assets and liabilities	19,961	11,482	123,942	68,133
Other adjustments	3,137	2,217	4,026	5,624
Non-GAAP Adjusted EBITDA	(1,067)	(3,136)	8,541	985
Less:
Purchases of property and equipment, including accrued amounts	(20,343)	(16,628)	(47,044)	(35,391)
Capitalized technology & development costs	(4,307)	(3,730)	(12,057)	(9,603)
Free cash flow	$(25,717)	$(23,494)	$(50,560)	$(44,009)

Reconciliation of Net Loss per Share to Non-GAAP Net Loss per Share	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP Net loss	$(10,148)	$(10,478)	$(34,364)	$(30,029)
Add back interest expense related to:
Amortization of debt discount	2,771	—	4,172	—
Amortization of debt issuance costs	260	—	420	—
0.25% coupon	188	—	281	—
Tax effect	(2,046)	—	(2,816)	—
Non-GAAP net loss	$(8,975)	$(10,478)	$(32,307)	$(30,029)

GAAP diluted shares outstanding	37,814	36,062	37,541	35,691
Add back:
Dilutive effect of convertible notes	—	—	—	—
Non-GAAP shares outstanding	37,814	36,062	37,541	35,691

GAAP net loss per share	$(0.27)	$(0.29)	$(0.92)	$(0.84)
Non-GAAP net loss per share	$(0.24)	$(0.29)	$(0.86)	$(0.84)

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 9% of total net revenues for the year ended December 31, 2012 and approximately 7% of net revenues for the years ended December 31, 2011 and 2010. We anticipate that total capital expenditures for the year ended December 31, 2013 will range from 9.8% to 10.4% of 2013 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina, Phoenix, Arizona or Elmsford, New York production facilities, could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

•	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, LensProToGo, Cameralends, AbelCine, and Adorama.
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

Our future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•	general economic conditions, including recession and slow economic growth in the U.S. and worldwide and higher inflation;

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or websites;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	our ability to achieve the expected benefits of strategic partnerships or the loss of any such partnership;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays and the duration of the holiday shopping season;

•	volatility in our stock price, which may lead to higher stock-based compensation expense;

•	consumer preferences for digital photography services;

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products; and

•	global and geopolitical events with indirect economic effects such as pandemic disease, hurricane and other natural disasters, war, threat of war or terrorist actions.

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

We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year. This typically has enabled us to generate the majority of our net revenue during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if consumer demand decreases and revenues decline or if our expenses exceed our expectations, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.

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

     The number of people who access information about our services and our website through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past year and is expected to increase. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties in integrating our mobile applications into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as Apple or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, or if we face increased costs to distribute our mobile applications, our future growth and our results of operations could suffer.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our recent acquisition of ShevGur, LLC (dba "BorrowLenses.com"), R and R Images, Inc. and MyPublisher, Inc., our 2012 acquisitions of ThisLife, Inc., Penguin Digital, Inc. and Photoccino, Ltd. and certain assets of Eastman Kodak Company, our 2011 acquisition of Tiny Prints, Inc., and our 2010 acquisition of WMSG, Inc. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. For example, in March 2013, we filed a complaint for damages and injunctive relief, alleging that Eastman Kodak failed to comply with the non-compete provisions of the transfer agreement that it had entered into with us in April 2012. And in October 2013, we acquired BorrowLenses.com, an online photography and video equipment rental business, which is a new business model for us to integrate and may present different challenges. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

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

Inducement stock options and restricted stock unit awards granted to new employees upon hire and in connection with mergers and acquisitions in accordance with NASDAQ Listing Rule 5635(c) do not require stockholder approval. In 2007, 2008, 2009, 2012, and 2013 the Board approved inducement stock option grants and restricted stock unit awards to supplement our 2006 Plan for an aggregate of 380,000, 135,100, 200,000, 736,573, and 307,888 additional shares, respectively. In 2012, the inducement equity awards outside of our 2006 Plan were issued to our new Chief Financial Officer, new Chief Marketing Officer and the new employees that we acquired as part of our purchase of Photoccino, Ltd., Penguin Digital, Inc., and ThisLife, Inc. The issuance of additional shares of common or preferred stock may significantly dilute the equity interest of our stockholders, could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and may adversely affect prevailing market prices for our common stock.

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

Our technology, infrastructure and processes may contain undetected errors or design faults. These errors or design faults may cause our websites and mobile applications to fail and result in loss of, or delay in, market acceptance of our products and services. If we experience a delay in a website or mobile application release that results in customer dissatisfaction during the period required to correct errors and design faults, we would lose revenue. In the future, we may encounter scalability limitations, in current or future technology releases, or delays in the commercial release of any future version of our technology, infrastructure and processes that could seriously harm our business.

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

As of September 30, 2013, Shutterfly had 62 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

We respond on a case-by-case basis and where appropriate may send cease and desist letters or commence opposition actions and litigation. However, we cannot ensure that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers' perception of our brands, products, and services. Any claims or consumer confusion related to our marks could damage our reputation and brands and substantially harm our business and results of operations.

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

•
The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.

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

We currently are the registrant of the Internet domain name for Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com, Treat.com, MyPublisher.com, and BorrowLenses.com as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly, TinyPrints, WeddingPaperDivas, Treat, MyPublisher, or BorrowLenses in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Stock Market. In addition, the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains various provisions applicable to the corporate governance functions of public companies. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations will likely continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60 million of our common stock. The program expires in November 2014. In the quarter ended September 30, 2013, there were no share repurchases under our publicly announced share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	2006 Equity Incentive Plan, as amended and restated on May 21, 2013.*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: November 4, 2013	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2013	By:	/s/ Brian M. Regan
Brian M. Regan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	2006 Equity Incentive Plan, as amended and restated on May 21, 2013.*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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