Form 10-K
period 2013-12-31
SHUTTERFLY INC
filed 2014-02-14
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑       No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

As of June 28, 2013, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price of our Common Stock on June 28, 2013 as reported on the NASDAQ Global Select Market was $2,104,507,024.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2014
Common stock, $0.0001 par value per share	38,237,401

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to the 2014 Annual Meeting of the Stockholders (the “Proxy Statement”) have been incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K, as specified in the responses to the item numbers involved. Except for information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We operate seven trusted premium lifestyle brands:  Shutterfly, Tiny Prints, Wedding Paper Divas, Treat, ThisLife, MyPublisher and BorrowLenses.

Shutterfly leads the market in digital personalized photo products and services. Shutterfly helps our customers turn their precious memories into lasting keepsakes with award-winning photo books, personalized holiday cards, announcements, invitations and stationery, as well as custom home decor products and unique photo gifts. Our online photo service helps our customers stay connected with family and friends, empowering them to do more with their pictures by expressing themselves in extraordinary ways.

TinyPrints is the leading online cards and stationery boutique, offering stylish announcements, invitations and personal stationery for every occasion. Started by three friends with big dreams and a passion for beautiful paper, Tiny Prints has grown from a tiny self-funded company specializing in unique baby stationery to a booming online destination for stylish stationery, for every occasion. Customers (celebrities and top designers alike) seek us out for our fresh designs, premium paper and exceptional customer service. Tiny Prints makes it easy for customers to connect, keep in touch and transform life's joys into lasting impressions.

Wedding Paper Divas offers stylish and personalized save the dates, wedding invitations, thank you cards, bridal invitations and more—all designed by leading artists in the industry. Unlike most stationery brands, which simply provide a something-for-anyone offering, Wedding Paper Divas works with talented artists all over the country to translate the hottest new trends into perfectly unique products. Regardless of style or budget, Wedding Paper Divas offers better-than-boutique service with one-on-one design and etiquette expertise from wedding stationery specialists. Wedding Paper Divas uses the highest quality paper and offers a promise of complete satisfaction.

Treat is an online destination where customers can create one-of-a-kind personalized greeting cards from an iPhone or any computer in minutes. Treat is all about customizing, personalizing and making standout cards that could only come from our customers. Our cards offer a more personal and meaningful alternative to store-bought greeting cards, giving customers the power to add their sentiments and photos. Treat's reminder service makes sure customers never miss a birthday, anniversary or important milestone. Treat is fun and easy to use, but most importantly, it helps connect customers with all the people in their lives in a truly personal way.

ThisLife is a new service that gathers and organizes your photos and videos so you can easily find, share and enjoy them anywhere. Its smart technology includes facial recognition, search functionality and easy photo importing. With ThisLife, it’s easy to manage your photos and find just the ones you want to turn into Shutterfly photo books, cards and gifts.

MyPublisher is where you can create custom photo books, share great memories and tell your story using your photos. We have a variety of book sizes for any occasion from our smallest Mini Books and Pocketbooks to our larger Classic Hardcovers and Deluxe Hardcovers. MyPublisher allows you to create, customize and share all your favorite moments. You are the author of this story, so tell it the best way possible, in a MyPublisher photo book.

BorrowLenses is a premier online marketplace for high-quality photographic and video equipment rentals. This service includes great gear selection, exceptional customer service and dependable and convenient shipping and pick-up options.

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Fort Mill, South Carolina, Phoenix, Arizona and Elmsford, New York production facilities. In 2013, we entered into leases for new facilities in Shakopee, Minnesota and Tempe, Arizona which are expected to be operational in 2014 and 2015, respectively.  By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter.

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

Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment and levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Business and Marketing Strategy

We drive business and marketing strategies within two key categories: Consumer and Enterprise. To support our business strategies within these categories, we use a variety of integrated marketing programs, including advertising, direct marketing technologies, and strategic alliances. These methods include direct marketing over the Internet, e-mail marketing to prospects and existing customers, search engine marketing, strategic marketing relationships, traditional direct marketing mailings such as postcards and seasonal catalogs, and a national cable TV campaign during the holiday season. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brands on the products and packaging provides ongoing viral advertising. We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines.

In addition, to support our Enterprise category, we have hired a small sales force to engage with marketing fulfillment organizations and advertisers for Enterprise services.

The following paragraphs summarize our business strategies within these two categories:

Consumer

Our Consumer revenues include sales from all seven of our brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, and the related shipping revenues as well as rental revenue from our BorrowLenses brand.  Included in our photo-based merchandise are items such as mugs, mouse pads, desktop plaques and puzzles.  Photo prints consist of wallet, 4x6, 5x7, 8x10, and large format sizes.  In addition, Consumer revenues also includes revenues from advertising and sponsorship activities. We also provide website services which include our share platform called Share Sites and our recently launched enhanced cloud service, called ThisLife. Consumer revenues as a percentage of total net revenues were 95% in 2013, 96% in 2012 and 97% in 2011. Within this category, we seek to drive the following strategies:

•	Continue to grow and optimize our core brands.

We have a primary strategy to grow our core Shutterfly and Tiny Prints brands by acquiring new customers, expanding the lifetime value of our existing customers, and improving conversion rates. In 2013, we acquired MyPublisher and began to introduce their customer base to the other products and services of our Shutterfly and Tiny Prints brands. In 2012, we acquired over five billion of Kodak Gallery customer photos and migrated those customers onto the Shutterfly platform. Also in 2012, we offered SeeHere.com customers an opportunity to transfer photos from their SeeHere.com accounts to our Shutterfly platform. Our Share Sites platform, as well as our integrated marketing campaigns and Internet marketing are also a significant source of our new customer registrations.

We intend to increase repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different holidays and life events and increasing our cross-selling and up-selling activities. In 2013, we added more styles and premium content and options across our brands. We have specifically focused on features that make it easier for customers to personalize products, such as our Custom Path photo book creation solution which we launched in 2011; as well as the integration of advanced image analysis and selection technologies from our acquisition of Photoccino into some of our product creation solutions to a select set of customers. Finally, we intend to continue our efforts to promote and cross-sell products across our various brands, such as Shutterfly photo books and calendars on the Tiny Prints brand website.

•	Invest in early stage strategic growth initiatives.

We have made investments in key, early stage initiatives. In 2013, we introduced our first ever photobook creation app for the iPad, making it possible to create digital and physical photo books with enhanced multimedia features. Also in 2013, we launched the beta version of our enhanced cloud service, ThisLife, where consumers can now gather and organize photos and videos from across devices, cloud services and social networks. In addition, we further leveraged the capabilities of the team and technology from our 2012 acquisition of Photoccino, incorporating proprietary algorithms in to our intelligent product creation paths.

We intend to continue our efforts to develop products and services for Treat, and within the Wedding and Mobile categories. In addition, we plan to make continued improvements in our platform and infrastructure including our big data strategy and analytics, e-commerce development, and manufacturing scale and automation. In particular, the scale and scope economies from our vertically integrated manufacturing and supply chain enable us to extend our competitive position and improve overall customer satisfaction, further strengthening the barriers to success in our industry. In June 2013, we opened our new state-of-the-art production facility located in Fort Mill, South Carolina, tripling our southeast manufacturing footprint, reducing the time to market for new product introductions and enabling greater in-sourcing of our order volumes. In late 2013, we began construction of our new Shakopee, Minnesota production facility, which will provide us with production facilities in the Midwest, to round out our current West, Northeast, and Southeast capabilities. We believe that this expanded manufacturing footprint will provide a level of redundancy in our manufacturing network and supply chain, further support our scale needs and fulfillment strategies and ultimately increase customer satisfaction levels. We have also begun preliminary work on the build out of a new facility in the Phoenix, Arizona area that consolidates all of our Arizona operations and which we estimate will be operational in 2015.

•	Expand and enhance our brand equity.

We seek to delight our customers by offering robust solutions and to expand and enhance our brand equity through all consumer touch points - marketing, business development, multi-brand site experiences and customer service. During 2013, we partnered with various companies to offer our products through multiple nationwide flash promotions to those companies' members, and partnered with retailers, like Best Buy, to promote Shutterfly products at retail outlets. We continue to offer alternate sales channels for our products in retail outlets through our relationships with Target, Inc., CVS/pharmacy, and Walgreens stores. These relationships provide our customers with the option to pick up 4x6 prints at many of these retail locations across the United States. During 2013, we also expanded our use of television and radio advertising campaigns, targeting new customers from our core demographic on various cable channels and radio stations. We believe these efforts will drive increased awareness of our brands and our product offerings, as well as increase the engagement of existing customers.

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

We manage our business activities with a focus on continued revenue and profitability growth. Our financial strategy involves growing revenues across our brands and initiatives to take advantage of the multi-billion dollar social expression and personal publishing markets, but in a way that generates continued adjusted EBITDA growth.

We continued to augment our organic growth by making disciplined, strategic acquisitions. In 2013, we acquired MyPublisher, which expanded our customer base and further differentiated our product offerings; R&R Images, which added new in-house printing capabilities, such as for foil-stamped cards; and BorrowLenses, which will facilitate the incorporation of more of life's memories onto the Shutterfly platform and enable our ability to cross-sell new services and diversify our revenue streams.

Enterprise

In order to use available manufacturing capacity during low volume periods and to leverage our large installed base of digital presses, we provide Enterprise services primarily to the direct marketing industry. Our Enterprise revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats. We continue to focus our efforts in expanding our presence in this market. Enterprise revenues as a percentage of total net revenues were 5% in 2013, 4% in 2012 and 3% in 2011.

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

Production system. We operate our own production facilities in Fort Mill, South Carolina, Phoenix, Arizona and Elmsford, New York. Our automated production system controls our production processes, including order management and pick, pack and ship operations. Using proprietary algorithms, the production system analyzes tens of thousands of orders daily and automates the workflow into our state-of-the-art digital presses.

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

●	Drug stores such as Walgreens, CVS/pharmacy, and others that offer in-store pick-up from their photo website internet orders;

●	Mobile digital photography services companies such as Instagram (acquired by Facebook), Woven, and iPhoto;

●	Self-publishing companies and services such as Lulu, CafePress, and Zazzle;

●	Cloud-based storage services and file-syncing services such as Dropbox, SugarSync, Box, Amazon Cloud Drive, and iCloud;

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

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

●	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, LensProToGo, Cameralends, AbelCine, and Adorama.

We believe the primary competitive factors in attracting and retaining customers are:

●	brand recognition and trust;

●	quality of products and services;

●	breadth of products and services;

●	user affinity and loyalty;

●	customer service;

●	ease of use;

●	convenience; and

●	price.

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

As of December 31, 2013, we had 65 issued patents, which expire at various dates between 2019 and 2031, and more than 40 patent applications pending in the United States. Our issued patents and patent applications relate primarily to intelligent production creation; image uploading, sharing, and editing; ordering and sharing products; cloud image storage infrastructure; manufacturing optimization; and mobile and social media technologies. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” “Treat,” and “ThisLife.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas, Treat and ThisLife trademarks in our major markets of the United States and Canada, as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. We own the domains Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com and Treat.com among others. We have other marks that we use and for which we have applications on file or have obtained registrations in the United States including among others, “Cardworthy,” “Tell Your Story,” “Storyboard,” “Custom Path,” “Bookworthy,” “Smart Autofill,” and “Photoworks.”

Government Regulation

The legal environment of the Internet constantly is evolving in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, is unclear in many cases. Accordingly, we often cannot be certain how existing laws will apply in the online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, net neutrality, quality of products, and services and intellectual property ownership and infringement. In particular, legal issues relating to the liability of providers of online services for activities of their users are currently unsettled both within the United States and abroad.

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

To resolve some of the remaining legal uncertainty, we expect new U.S. and foreign laws and regulations to be adopted over time that will be directly or indirectly applicable to the Internet and to our activities. In addition, government agencies may begin regulating previously unregulated Internet activities or applying existing laws in new ways to providers of online services. Moreover, the law relating to the liability of providers of online services for activities of their users and business partners is currently unsettled both within the United States and abroad. Any existing or new legislation applicable to us could expose us to government investigations or audits, prosecution for violations of applicable laws and/or substantial liability, including penalties, damages, significant attorneys’ fees, expenses necessary to comply with such laws and regulations or the need to modify our business practices. From time to time, claims may be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that we or others post online. On a more general level, government regulation of the Internet could dampen the growth in the use of the Internet, have the effect of discouraging innovation and investment in Internet-based enterprises or lead to unpredictable litigation.

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

Employees

As of December 31, 2013, we had 1,573 full time employees. Below is a summary of employees by function as of December 31, for each of the last three years:

	2013	2012	2011
Cost of revenue	755	453	422
Technology and development	428	327	264
Sales and marketing	250	213	166
General and administrative	140	114	104
Total	1,573	1,107	956

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2013, we used approximately 1,324 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet website is located at http://www.shutterflyinc.com. The information on our website is not a part of this annual report on Form 10-K. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our SEC reports can be accessed through the investor relations section of our Internet website.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our net revenues in the fourth quarter during each of the last three years, and the net income that we generated during the fourth quarter was necessary for us to achieve profitability on an annual basis. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 10%, 9% and 7% of total net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate that total capital expenditures for the year ended December 31, 2014 will range from 9.5% to 10.5% of 2014 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina, Phoenix, Arizona or Elmsford, New York production facilities, could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, we face significant production risks at peak holiday seasons, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2013 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production facilities could harm our operations.

Macro economic trends could adversely affect our financial performance.

Our financial performance depends on general economic conditions. The U.S. economy is experiencing a slow economic recovery from a deep recession, concerns about inflation, low consumer confidence, high unemployment rates and other adverse business conditions. Fluctuations in the U.S. economy such as the recent recession could cause, among other adverse business conditions, a prolonged decline in consumer spending and an increase in the cost of labor and materials may harm our operating results. Purchases of our products are often discretionary. If the economic climate does not improve, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities. A prolonged and slow economic recovery or a renewed recession may also lead to additional restructuring actions and associated expenses. Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs on to our customers. The resulting increased expenses and/or reduced income would negatively impact our operating results. If the economic recovery continues to be slow, or if the economy experiences a prolonged period of decelerating or negative growth, our results of operations may be further harmed.

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

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, shipping revenue for the Shutterfly brand website represented approximately 16%, 16% and 15% of our net revenues in 2013, 2012 and 2011, respectively. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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
Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition, greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industry may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

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

•
our ability to address increased shipping delays caused by our third party shippers' inability to handle the ever increasing number of consumers ordering goods online, particularly during the holiday shopping season;

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

We face many risks, uncertainties, expenses and difficulties relating to increasing our market share and growing our business.

To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

•	maintain and increase the size of our customer base;

•	maintain and enhance our brands;

•	enhance and expand our products and services;

•	maintain and grow our websites and customer operations;

•	successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology and information processing systems;

•	continue to enhance our service to meet the needs of a changing market;

•	provide a high quality customer experience, including superior customer service and timely product deliveries;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.
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

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our websites or mobile applications, reduced order fulfillment performance or the unavailability of our customer service operations could result in negative publicity, damage our reputation and brands and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter. For example, during the fourth quarter of 2013, a software bug caused a minority of orders from our Tiny Prints brand to go unfulfilled. Once the bug was identified and corrected, many of those orders were not received by customers within the expected time frame. As a result, we refunded many orders which reduced net revenue, and we recognized excess costs related to expedited shipping upgrades and increased customer service costs which impacted our gross margin and our brand.

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

We have website operations, offices and customer support centers in Redwood City, California, Santa Clara, California, and Tempe, Arizona and production facilities in Fort Mill, South Carolina, Phoenix, Arizona and Elmsford, New York and new facilities in Shakopee, Minnesota and Tempe, Arizona and are expected to be operational in 2014 and 2015, respectively. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2013 acquisition of BorrowLenses LLC, R&R Images, Inc. and MyPublisher, Inc. and our 2012 acquisitions of ThisLife, Inc., Penguin Digital, Inc. and Photoccino, Ltd. and certain assets of Eastman Kodak Company. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. For example, in March 2013, we filed a complaint for damages and injunctive relief, alleging that Eastman Kodak failed to comply with the non-compete provisions of the transfer agreement that it had entered into with us in April 2012. And in October 2013, we acquired BorrowLenses LLC, an online photography and video equipment rental business, which is a new business model for us to integrate and may present different challenges. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

In addition, we may issue equity securities to complete an acquisition, which would dilute our existing shareholders' ownership, perhaps significantly depending on the terms of such acquisitions and could adversely affect the price of our common stock. For example, in connection with our 2011 acquisition of Tiny Prints, we issued approximately 5.4 million shares of our common stock as transaction consideration. To finance any future acquisitions, it may also be necessary for us to raise additional funds through public or private debt and equity financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.

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

Inducement stock options and restricted stock unit awards granted to new employees upon hire and in connection with mergers and acquisitions in accordance with NASDAQ Listing Rule 5635(c) do not require stockholder approval. In 2007, 2008, 2009 and 2012 the Board approved inducement equity awards to supplement our 2006 Plan for an aggregate of 1,451,673 shares of our common stock. During 2013, we granted inducement equity awards outside of our 2006 Plan to certain new employees that we acquired as part of our acquisition of R&R Images and BorrowLenses for an aggregate of 307,888 shares of our common stock. The issuance of additional shares of common stock may significantly dilute the equity interest of our stockholders and could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and may adversely affect prevailing market prices for our common stock.

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

Our ability to provide a high-quality customer experience also depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers and third-party Internet and communication infrastructure providers. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service, United Parcel Service and FedEx, to deliver our products to customers. Strikes, furloughs, reduced operations, increased shipping delays particularly during the holiday shopping season, or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our products are also subject to damage during delivery and handling by our third-party shippers. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop trusted brands. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Currently, all of the computer hardware necessary to operate our websites is located at one third-party hosting facility in Santa Clara, California.  During 2014, we will be migrating the computer hardware to a new location in Las Vegas, Nevada, and there could be significant disruptions caused by such move.  We also have computer hardware located in our production facilities in Fort Mill, South Carolina, Phoenix, Arizona, and Elmsford, New York.  Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Santa Clara is located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

We purchase photo-based product supplies from third parties. These parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. If one of these third parties chooses not to renew their agreements or fails to perform in accordance with the terms of their agreements and we are not able to secure supplies and services from a different source in a timely manner, we could fail to meet customer expectations, which could damage our reputation and harm our business. For example, we purchase or rent a substantial portion of the machines used to produce certain of our photo-based products from Hewlett-Packard, which is one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

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

As of December 31, 2013, Shutterfly had 65 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” “Treat,” and “ThisLife.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas, Treat and ThisLife trademarks in our major markets of the United States and Canada as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. Our marks are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market.

From time to time, third parties have adopted names similar to ours, have applied to register trademarks similar to ours, and we believe have infringed or misappropriated our intellectual property rights and impeded our ability to build brand identity and possibly leading to customer confusion. In addition, we have been and may continue to be subject to potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly, Tiny Prints, Wedding Paper Divas, Treat, ThisLife or one of our other marks.

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

We may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. For example, we are currently under audit by the Internal Revenue Service (IRS) for the tax year ended December 31, 2010 and California Franchise Tax Board (FTB) for the tax years ended December 31, 2010 and 2011. The resolution of such legal proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the visibility of our brands, we may regularly be involved in legal proceedings, government investigations or audits that could adversely affect our business and financial performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The table below includes material property leases, including both operating and build-to-suit leases. During 2013, we entered into a lease for office space in Santa Clara, California and for manufacturing facilities in Shakopee, Minnesota and Tempe, Arizona which are expected to be operational in 2014 and 2015, respectively.

We believe that our existing facilities are adequate to meet our current needs.

Location	Principal Use	Square Footage	Lease Term
Redwood City, California (1)	Corporate headquarters	100,000	2017
Santa Clara, California (2)	Office space	53,700	2017
Phoenix, Arizona (3)	Manufacturing facility	101,200	2016
Fort Mill, South Carolina (4)	Manufacturing and customer service facility	300,000	2023
Elmsford, New York (5)	Manufacturing facility (MyPublisher acquisition)	40,000	2023
Shakopee, Minnesota (6)	Manufacturing facility	217,000	2024
Phoenix, Arizona	Manufacturing facility (R&R acquisition)	29,300	2017
Tempe, Arizona (7)	Manufacturing and customer service facility	217,000	2025

(1) We have an option to extend the lease for two additional periods of three years each. The lease also provided for a $2.1 million tenant improvement reimbursement allowance which was fully utilized as of December 31, 2011.
(2) We have an option to extend the lease for one additional period of three years.
(3) We have an option to extend the lease for three additional periods of five years each, and a right of first offer to lease space in adjacent buildings.
(4) We have the option to expand the facility by an additional 100,000 square feet as well as an option to extend the lease for one additional period of five years.
(5) We have an option to extend the lease for two additional periods of five years each.
(6) This facility is expected to become operational during 2014. In order for the facility to meet our operating specifications, we and the landlord are making structural changes as part of the uplift of the building. We have an option to extend the lease for three additional periods of five years.
(7) This facility is expected to become operational during 2015. In order for the facility to meet our operating specifications, we and the landlord are making structural changes as part of the uplift of the building. We have the option to expand the facility by an additional 111,000 square feet as well as an option to extend the lease for two additional periods of five years.

ITEM 3. LEGAL PROCEEDINGS

We routinely are involved in a number of judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the fourth quarter of 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock is traded on the NASDAQ Global Select Market under the symbol “SFLY.” As of February 10, 2014, there were approximately 85 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low closing sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2012	High	Low
First Quarter	$33.76	$22.70
Second Quarter	$31.66	$23.75
Third Quarter	$34.18	$28.68
Fourth Quarter	$31.51	$25.39

Year Ended December 31, 2013	High	Low
First Quarter	$45.09	$30.84
Second Quarter	$56.11	$42.36
Third Quarter	$59.83	$50.35
Fourth Quarter	$57.05	$45.12

Issuer Purchases of Equity Securities

On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60 million of our common stock. In the quarter ended December 31, 2013, there were no share repurchases under the publicly announced share repurchase program. On February 6, 2014, our Board of Directors approved an increase to this program of up to $100.0 million in addition to amounts repurchased to date, and we expect to utilize the cash under the expanded program through April, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statements of income data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Income Statement Data:
Net revenues	$783,642	$640,624	$473,270	$307,707	$246,432
Cost of net revenues	369,593	294,857	219,542	134,491	111,648
Gross profit	414,049	345,767	253,728	173,216	134,784
Operating expenses:
Technology and development	108,995	85,746	65,675	48,393	46,003
Sales and marketing	189,985	148,806	113,952	59,284	44,870
General and administrative	93,011	70,502	58,710	40,764	35,201
Total operating expenses	391,991	305,054	238,337	148,441	126,074
Income from operations	22,058	40,713	15,391	24,775	8,710
Interest expense	(9,446)	(597)	(64)	(42)	(157)
Interest and other income, net	308	42	35	482	814
Income before income taxes	12,920	40,158	15,362	25,215	9,367
Provision for income taxes	(3,635)	(17,160)	(1,314)	(8,088)	(3,514)
Net income	$9,285	$22,998	$14,048	$17,127	$5,853
Net income per share:
Basic	$0.25	$0.64	$0.43	$0.63	$0.23
Diluted	$0.24	$0.61	$0.40	$0.59	$0.22
Weighted average shares:
Basic	37,680	35,826	32,788	27,025	25,420
Diluted	39,493	37,432	35,007	29,249	26,810

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cost of net revenues	$2,485	$1,696	$2,138	$508	$416
Technology and development	9,477	8,635	8,201	3,069	3,340
Sales and marketing	19,774	11,559	11,350	3,923	3,577
General and administration	21,792	15,432	12,181	8,866	6,940
	$53,528	$37,322	$33,870	$16,366	$14,273

The chart below includes selected data from our balance sheet:

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$499,084	$245,088	$179,915	$252,244	$180,737
Property and equipment, net	155,727	92,667	54,123	39,726	41,845
Working capital	413,338	148,855	130,259	200,282	141,410
Total assets	1,266,142	865,124	709,886	343,830	271,313
Total stockholders’ equity	788,095	691,286	608,997	269,607	215,164

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2014, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, mergers and acquisitions and the ability to successfully integrate technologies, our new production facilities, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, general economic conditions in the United States, consumer sentiment, levels of consumer discretionary spending, the seasonality of our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

Overview

We are the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner through our seven trusted premium lifestyle brands:  Shutterfly, Tiny Prints, Wedding Paper Divas, Treat, ThisLife, MyPublisher and BorrowLenses.

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

In 2013, we delivered record financial results for net revenues, which increased 22% to more than $783 million. This increase was driven by a 15% increase in customers, a 14% increase in orders, and a 7% increase in average order value in our consumer category, as well as increased revenues from new and existing customers in our enterprise category. In addition, this growth was also supported by our acquisitions of MyPublisher and BorrowLenses, which expanded our portfolio of premium lifestyle brands to seven, and R&R Images which added additional printing capabilities. We achieved this growth, while simultaneously focusing on long term strategic priorities and investments in consumer facing programs and infrastructure projects that will provide future scale and scope efficiencies. These included the following:

•
We launched the beta version of our new, enhanced cloud service, ThisLife, where consumers can gather and organize photos and videos from across devices, cloud services and social networks, and which include easy to use features like facial recognition, duplicate detection, chronological organization, and images search. During 2014, we plan to make continued investments in features and functionality of this service as we exit the beta stage. However, we do not expect to generate a significant amount of revenue from this service in 2014.

•
We opened our new Fort Mill, South Carolina production facility, which significantly increased the size of our Southeast manufacturing footprint. During 2013, we entered into leases for new facilities in Shakopee, Minnesota and Tempe, Arizona which are expected to be operational in 2014 and 2015, respectively. Our Shakopee facility will provide us with a production facility in the Midwest, to round out our current West, Northeast, and Southeast capabilities. It will also provide a level of redundancy in our manufacturing network and supply chain. Our Arizona facility will allow us to consolidate all of our locations in the greater Phoenix area, including the recently acquired R&R Images facility, as well as offer flexibility for future expansion.

•
During 2013, we decided to move from our current California based co-location facility to a new co-location facility in Las Vegas, Nevada. This move will significantly expand our storage capacity and reduce our power costs. Due to the time duration required for this migration, we expect to incur duplicate co-location facility costs of between $6 million to $8 million during 2014, as both facilities will be operational.

Finally, to provide for strategic flexibility, we increased our cash position and availability to cash, by issuing $300 million aggregate principal amount of 0.25% Senior Convertible notes due 2018 (the "Notes"), and through the sale of warrants (the "Warrants") in a private offering to qualified institutional buyers in the second quarter of 2013. The conversion prices of the Notes and the strike price of the Warrants were set at a 35% and 75% premium, respectively, of the $47.35 price per share of our common stock at the time of issuance. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transaction entered into as part of the sale of the Notes, and to repurchase $30 million of shares of our common stock. In addition, during the fourth quarter of 2013 we exercised the expansion feature in our credit facility which increased the maximum principal amount that can be borrowed, on a revolving basis, from $125 million to $200 million.

Basis of Presentation

Net Revenues.      Our net revenues are comprised of sales generated from Consumer and Enterprise categories.

Consumer. Our Consumer revenues include sales from all of our brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, and the related shipping revenues as well as rental revenue from our BorrowLenses brand.  Included in our photo-based merchandise are items such as mugs, iPhone cases, mouse pads, desktop plaques and puzzles.  Photo prints consist of wallet, 4x6, 5x7, 8x10, and large format sizes.  Revenue from advertising displayed on our websites is also included in Consumer revenues.

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

Total Customers.     We closely monitor total customers as a key indicator of demand.  Total customers represents the number of transacting customers in a given period.  We seek to expand our customer base by empowering our existing customers with sharing and collaboration services, and by conducting integrated marketing and advertising programs. We also acquire new customers through customer list acquisitions. Total customers have increased on an annual basis for each year since inception and we expect this trend to continue.

Total Number of Orders.     We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met. Orders are typically processed and shipped in approximately three business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000, and we anticipate this trend to continue in the future.

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

We believe the analysis of these metrics and others described below under "Non-GAAP Financial Measures" provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

Cost of Net Revenues.       Cost of net revenues consists primarily of direct materials (the majority of which consists of paper, ink, and photo book covers), payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities, depreciation of the facilities where we are the deemed owner (for accounting purposes only) of the building, depreciation of production equipment, and third-party costs for photo-based merchandise. Cost of net revenues also includes payroll and related expenses for personnel engaged in customer service, any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties.  Cost of net revenues also includes certain costs associated with facility closures and restructuring.

Operating Expenses.       Operating expenses consist of technology and development, sales and marketing, and general and administrative expenses. We anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts, but remain relatively consistent as a percentage of net revenues.

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our websites, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our websites and store the customer data, including storage for our new ThisLife brand service, as well as amortization of purchased software. Technology and development expense also includes co-location, power and bandwidth costs.

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

Interest Expense.       Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs, and our 0.25% coupon payment; costs associated with our five-year syndicated credit facility that became effective in November 2011, as amended in May and December 2013; and costs associated with our capital leases and build-to-suit lease financing obligations.

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

For camera, lenses, and video equipment rentals from our BorrowLenses brand, we recognize rental revenue and the related shipping and insurance revenue, ratably over the rental period. Revenue from the sale of rental equipment is recognized upon shipment of the equipment.

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

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses. During the year ended December 31, 2013, returns totaled approximately 1% of net revenues and have been within management’s expectations.

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

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In 2013, our valuation allowance against certain California deferred tax assets increased to $2.9 million from $2.2 million in 2012. We believe that all other net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no additional valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to adjust the valuation allowance, which will impact deferred tax assets and the results of operations in the period the change is made.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Year Ended December 31,
	2013	2012	2011
Net revenues	100%	100%	100%
Cost of net revenues	47	46	46
Gross profit	53	54	54
Operating expenses:
Technology and development	14	13	14
Sales and marketing	24	23	24
General and administrative	12	11	13
Total operating expenses	50	47	51
Income from operations	3	7	3
Interest expense	(1)	—	—
Interest and other income, net	—	—	—
Income before income taxes	2	7	3
Provision for income taxes	(1)	(3)	—
Net income	1%	4%	3%

Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands, except AOV amounts)
Net revenues
Consumer	$745,969	$613,445	$132,524	22%
Enterprise	37,673	27,179	10,494	39%
Total net revenues	783,642	640,624	143,018	22%
Cost of net revenues	369,593	294,857	74,736	25%
Gross profit	$414,049	$345,767	$68,282	20%
Percentage of net revenues	53%	54%	—	—

Key Metrics
Customers	8,094	7,062	1,032	15%
Orders	18,561	16,322	2,239	14%
Average order value	$40.19	$37.58	$2.61	7%

Net revenues increased $143.0 million, or 22%, in 2013 compared to 2012. Revenue growth was attributable to increases in both revenue categories. Consumer net revenues increased $132.5 million, or 22%, in 2013 compared to 2012, and represented 95% of total net revenues in 2013 compared to 96% in 2012.  The increase in Consumer net revenues is primarily the result of increased sales of greeting and stationery cards, photo books, including net revenues from the recently acquired MyPublisher brand, and other photo-based merchandise. The increase is also reflected in the increases in all of our key metrics in 2013, as compared to 2012, as noted above. Partially offsetting this increase were larger than expected refunds during the fourth quarter of 2013 due to production issues at our Tiny Prints brand, as well as the impact of losing an important sales partner in the fourth quarter, primarily for our Tiny Prints brand. Enterprise revenues increased $10.5 million, or 39%, in 2013 compared to 2012, and represented 5% of total net revenues in 2013 compared to 4% in 2012. The increase is a combination of new Enterprise customers as well as increased sales to existing customers.

Cost of net revenues increased $74.7 million, or 25%, in 2013 compared to 2012. As a percentage of net revenues, cost of net revenues increased to 47% in 2013 compared to 46% in 2012, with gross margin decreasing to 53% in 2013 from 54% in 2012. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products as well as increased depreciation from our expanded and recently acquired manufacturing facilities and equipment, and increased amortization expense associated with purchase accounting and capitalized software and website development costs.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
Technology and development	$108,995	$85,746	$23,249	27%
Percentage of net revenues	14%	13%	—	—
Sales and marketing	$189,985	$148,806	$41,179	28%
Percentage of net revenues	24%	23%	—	—
General and administrative	$93,011	$70,502	$22,509	32%
Percentage of net revenues	12%	11%	—	—

Our technology and development expense increased $23.2 million, or 27%, in 2013, compared to 2012. As a percentage of net revenues, technology and development expense increased to 14% in 2013 from 13% in 2012. The increase in technology and development expense was primarily due to an increase of $14.4 million in personnel and related costs, reflecting additional hires during 2013. There was also an increase of $6.0 million in depreciation and amortization expense, an increase of $2.6 million in professional fees, an increase of $1.6 million in stock-based compensation, and an increase of $1.0 million in facility costs primarily from co-location services. These factors were partially offset by an increase of $3.0 million in software and website development costs capitalized in the current period compared to the same period in the prior year.

During 2013, headcount in technology and development increased by 31% compared to 2012, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In 2013, we capitalized $15.3 million in eligible salary and consultant costs, including $1.7 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $12.4 million, which included $0.9 million of stock-based compensation capitalized in 2012.

Our sales and marketing expense increased $41.2 million, or 28%, in 2013 compared to 2012. As a percentage of net revenues, total sales and marketing expense increased to 24% in 2013 from 23% in 2012. The increase in sales and marketing expense was primarily due to an increase of $20.2 million related to direct response, expanded online and performance marketing campaigns, and brand advertising, including TV, radio, and out-of-home.  The increase is also attributable to an increase of $8.2 million in stock-based compensation, an increase of $7.6 million in personnel and related costs associated with the expansion of our internal marketing team, an increase of $3.6 million in intangible asset amortization primarily from the Kodak Gallery customer list and intangibles acquired in the MyPublisher and BorrowLenses acquisitions, and an increase of $1.4 million in professional fees.

Our general and administrative expense increased $22.5 million, or 32%, in 2013 compared to 2012. As a percentage of net revenues, general and administrative expense increased to 12% in 2013 from 11% in 2012. The increase in general and administrative expense is primarily due to an increase in stock-based compensation of $6.4 million as a result of increased headcount and an increase in depreciation and amortization of $4.5 million. There was also an increase in personnel related costs of $3.9 million, an increase in credit card fees of $3.3 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in facility costs of $1.5 million, and an increase in professional fees of $1.5 million, offset by a reduction in the gains on disposition of assets of $0.9 million in 2013.

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
Interest expense	$(9,446)	$(597)	$(8,849)
Interest and other income, net	308	42	266

Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs, and our 0.25% coupon, issuance costs associated with our credit facility; capital leases and our financing obligation associated with our Fort Mill, South Carolina production facility. Interest expense was $9.4 million for the year ended

December 31, 2013 compared to $0.6 million during 2012. The increase is primarily due to $8.2 million of interest expense associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes.

	Year Ended December 31,
	2013	2012
	(in thousands)
Income tax provision	$(3,635)	$(17,160)
Effective tax rate	28%	43%

The provision for income taxes was $3.6 million for 2013, compared to a provision of $17.2 million for 2012. Our effective tax rate was 28% in 2013 and 43% in 2012. The decrease in our effective tax rate was primarily the result of higher disqualifying dispositions of incentive stock option awards and the enactment during 2013 of the federal research credit for fiscal 2013 and 2012, offset by non-deductible executive compensation.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
Income before income taxes	$12,920	$40,158	$(27,238)	(68)%
Net income	9,285	22,998	(13,713)	(60)%
Percentage of net revenues	1%	4%	—	—

Net income decreased by $13.7 million for 2013 compared to 2012. As a percentage of net revenues, net income decreased to 1% in 2013 from 4% in 2012.

Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$613,445	$459,725	$153,720	33%
Enterprise	27,179	13,545	13,634	101%
Total net revenues	640,624	473,270	167,354	35%
Cost of net revenues	294,857	219,542	75,315	34%
Gross profit	$345,767	$253,728	92,039	36%
Percentage of net revenues	54%	54%	—	—

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

	Year Ended December 31,
	2012	2011	Change	% Change
Shutterfly	(In thousands, except AOV amounts)
Customers	7,062	5,388	1,674	31%
Orders	16,322	12,340	3,982	32%
Average order value	$37.58	$37.25	$0.33	1%

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

	Year Ended December 31,
	2012	2011	Change
	(in thousands)
Interest expense	$(597)	$(64)	$(533)
Interest and other income, net	42	35	7

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

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Income before income taxes	$40,158	$15,362	$24,796	161%
Net income	22,998	14,048	8,950	64%
Percentage of net revenues	4%	3%	—	—

Net income increased by $9.0 million for 2012 compared to 2011. As a percentage of net revenues, net income increased to 4% in 2012 from 3% in 2011.

Liquidity and Capital Resources

At December 31, 2013, we had $499.1 million of cash. To supplement our overall liquidity position, during the year ended December 31, 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. Further, since November 2011, we have had access to a five-year senior secured syndicated credit facility to provide up to $125.0 million in additional capital resources. In December 2013, we exercised the expansion feature in this facility which increased the maximum principal amount that can be borrowed, on a revolving basis, to $200.0 million. As of December 31, 2013, no amounts have been drawn against this facility.

Below is our cash flow activity for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$62,582	$40,535	$23,149
Capitalization of software and website development costs	15,760	12,528	10,050
Depreciation and amortization	74,856	50,109	34,452
Acquisition of business and intangible assets, net of cash acquired	76,893	57,212	133,705
Cash flows provided by operating activities	147,268	151,381	63,248
Cash flows used in investing activities	(154,847)	(109,289)	(166,228)
Cash flows provided by financing activities	261,575	23,081	30,651

We anticipate that our current cash balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, coupon payments for our 0.25% convertible senior notes, and to fund any repurchases of shares of our common stock under our Share Repurchase Program announced in November 2012, and revised and expanded in February 2014, for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2014 capital expenditures will range from 9.5% to 10.5% of our expected net revenues in 2014, which includes additional investments related to our Shakopee, Minnesota and Tempe, Arizona production facilities which we expect will be operational in 2014 and 2015, respectively, and related to the move and expansion of our co-location facility from California to Nevada.  During 2014, we expect to incur between $6.0 million and $8.0 million in additional, duplicate data center co-location operating costs as we migrate from our existing co-location facility to this new facility in Las Vegas, Nevada. These expenditures will be used to purchase technology and equipment to support the growth in our business and to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Technology equipment and software	$32,330	$28,386	$13,956
Percentage of total capital expenditures	43%	47%	42%
Manufacturing equipment, rental equipment, and building improvements	26,880	19,843	9,605
Percentage of total capital expenditures	36%	33%	29%
Capitalized technology and development costs	15,760	12,528	10,050
Percentage of total capital expenditures	21%	21%	30%
Total Capital Expenditures	$74,970	$60,757	$33,611
Percentage of net revenues	10%	9%	7%

Operating Activities. For 2013, net cash provided by operating activities was $147.3 million, primarily due to our net income of $9.3 million and adjustments for non-cash items including $53.5 million of stock-based compensation, $43.9 million of depreciation and amortization, and $31.0 million of amortization of intangible assets. Net cash provided by operating activities was also adjusted for amortization of debt discount and transaction costs of $7.7 million and the net change in operating assets and liabilities of $2.2 million.

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

Investing Activities. For 2013, net cash used in investing activities was $154.8 million.  We used $76.9 million to acquire MyPublisher, R&R Images, and BorrowLenses, net of cash acquired, and to settle other acquisition related liabilities. We used $62.6 million for capital expenditures for computer and network hardware and production equipment for our manufacturing operations, and $15.8 million of capitalized software and website development.  Additionally, we received proceeds of $0.4 million from the sale of equipment.

For 2012, net cash used in investing activities was $109.3 million.  We used $24.4 million in the acquisition of Kodak Gallery's customer accounts and images and $32.8 million in the acquisitions of Photoccino Ltd, Penguin Digital, Inc., and ThisLife, Inc., net of cash acquired. We used $40.5 million for capital expenditures for computer and network hardware and production equipment for our manufacturing operations, and $12.5 million of capitalized software and website development.  Additionally, we received proceeds of $1.0 million from the sale of equipment.

For 2011, net cash used in investing activities was $166.2 million. We used $133.1 million in the acquisition of Tiny Prints net of cash acquired, $23.1 million for capital expenditures for computer and network hardware and production equipment for our manufacturing operations and $10.1 million of capitalized software and website development.

Financing Activities. For 2013, net cash provided by financing activities was $261.6 million, primarily from the $291.9 million in proceeds from the issuance of our 0.25% convertible senior notes in May 2013, $43.6 million in proceeds from the issuance of warrants, offset by $63.5 million from the purchase of a convertible note hedge and repurchases of common stock of $32.2 million. We also received $19.1 million of proceeds from issuance of common stock from the exercise of options and recorded $3.6 million from excess tax benefit from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net income per share for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenues	$783,642	$640,624	$473,270

Non-GAAP adjusted EBITDA	$150,442	$128,144	$83,713
Percentage of net revenues	19%	20%	18%

Free cash flow	$75,472	$67,387	$50,102
Percentage of net revenues	10%	11%	11%

Non-GAAP net income per share	$0.38	$0.61	$0.40

We carefully manage our operating costs and capital expenditures, in order to make the strategic investments necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and improving our free cash flows. Over the last three years, our full year adjusted EBITDA profitability has improved to $150.4 million in 2013 from $83.7 million in 2011. This continued growth in adjusted EBITDA profitability resulted from increased demand for our products and services, scale efficiencies, and improvements from product mix. The increase in adjusted EBITDA is also driven by higher net revenues in 2013 as compared to prior years. We also increased our free cash flow to $75.5 million in 2013 from $50.1 million in 2011.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP income per share to the most comparable GAAP measure, for the years ended December 31, 2013, 2012, and 2011 (in thousands):

Reconciliation of Net Income to Non-GAAP Adjusted EBITDA
	Year Ended December 31,
	2013	2012	2011
Net income	$9,285	$22,998	$14,048
Add back:
Interest expense	9,446	597	64
Interest and other income, net	(308)	(42)	(35)
Tax provision	3,635	17,160	1,314
Depreciation and amortization	74,856	50,109	34,452
Stock-based compensation expense	53,528	37,322	33,870
Non-GAAP Adjusted EBITDA	$150,442	$128,144	$83,713

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$147,268	$151,381	$63,248
Add back:
Interest expense	9,446	597	64
Interest and other income, net	(308)	(42)	(35)
Tax provision	3,635	17,160	1,314
Changes in operating assets and liabilities	(2,226)	(43,762)	13,066
Other adjustments	(7,373)	2,810	6,056
Non-GAAP Adjusted EBITDA	150,442	128,144	83,713
Less:
Purchases of property and equipment, including accrued amounts	(59,210)	(48,229)	(23,561)
Capitalized technology & development costs	(15,760)	(12,528)	(10,050)
Free cash flow	$75,472	$67,387	$50,102

Reconciliation of Net Income per Share to Non-GAAP Net Income per Share
	Year Ended December 31,
	2013	2012	2011
GAAP Net income	$9,285	$22,998	$14,048
Add back interest expense related to:
Amortization of debt discount	7,002	—	—
Amortization of debt issuance costs	705	—	—
0.25% coupon	469	—	—
Tax effect	(2,300)	—	—
Non-GAAP net income	$15,161	$22,998	$14,048

GAAP diluted shares outstanding	39,493	37,432	35,007
Add back:
Dilutive effect of convertible notes	—	—	—
Non-GAAP shares outstanding	39,493	37,432	35,007

GAAP net income per share	$0.24	$0.61	$0.40
Non-GAAP net income per share	$0.38	$0.61	$0.40

Contractual Obligations

The following are contractual obligations at December 31, 2013, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Convertible Senior Notes, including interest	$303,375	$750	$1,500	$301,125	$—
Capital lease obligations	6,554	1,731	2,994	1,829	—
Operating lease obligations (1)	62,859	17,863	29,950	11,571	3,475
Build-to-suit lease obligations (2)	62,484	2,066	10,502	12,083	37,833
Purchase obligations (3)	100,587	16,325	26,207	31,609	26,446
Total contractual obligations	$535,859	$38,735	$71,153	$358,217	$67,754

(1) Includes office space in Redwood City and Santa Clara, California, and Tempe, Arizona and certain production facilities under non-cancelable operating leases. We also have various non-cancelable operating leases for certain production equipment. Specifically, in 2013, 2012, and 2011, we entered into multiple non-cancelable operating leases for new digital presses and finishing equipment with terms that expire in up to five years.

(2) Includes the estimated timing and amount of payments for rent for our newly leased production facility spaces in Fort Mill, South Carolina, Shakopee, Minnesota and Tempe, Arizona. See "Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies" for further discussion.

(3) Includes co-location agreements with third-party hosting facilities that expire in 2020 as well as minimums under marketing agreements.

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

Recent Accounting Pronouncements

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterfly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders equity, and cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc., and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 13, 2014

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$499,084	$245,088
Accounts receivable, net	21,641	13,574
Inventories	9,629	5,032
Deferred tax asset, current portion	26,942	7,713
Prepaid expenses and other current assets	21,260	15,268
Total current assets	578,556	286,675
Property and equipment, net	155,727	92,667
Intangible assets, net	118,621	122,269
Goodwill	397,306	358,349
Deferred tax asset, net of current portion	520	854
Other assets	15,412	4,310
Total assets	$1,266,142	$865,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,656	$31,503
Accrued liabilities	107,448	88,472
Deferred revenue	24,114	17,845
Total current liabilities	165,218	137,820
Convertible senior notes, net	243,493	—
Deferred tax liability	42,995	24,298
Other liabilities	26,341	11,720
Total liabilities	478,047	173,838
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 38,196 and 36,358 shares issued and outstanding on December 31, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	771,875	652,110
Accumulated earnings	16,216	39,172
Total stockholders' equity	788,095	691,286
Total liabilities and stockholders' equity	$1,266,142	$865,124

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$783,642	$640,624	$473,270
Cost of net revenues	369,593	294,857	219,542
Gross profit	414,049	345,767	253,728
Operating expenses:
Technology and development	108,995	85,746	65,675
Sales and marketing	189,985	148,806	113,952
General and administrative	93,011	70,502	58,710
Total operating expenses	391,991	305,054	238,337
Income from operations	22,058	40,713	15,391
Interest expense	(9,446)	(597)	(64)
Interest and other income, net	308	42	35
Income before income taxes	12,920	40,158	15,362
Provision for income taxes	(3,635)	(17,160)	(1,314)
Net income	$9,285	$22,998	$14,048

Net income per share:
Basic	$0.25	$0.64	$0.43
Diluted	$0.24	$0.61	$0.40
Weighted average shares:
Basic	37,680	35,826	32,788
Diluted	39,493	37,432	35,007

Stock-based compensation is allocated as follows (Notes 2 and 6):
Cost of net revenues	$2,485	$1,696	$2,138
Technology and development	9,477	8,635	8,201
Sales and marketing	19,774	11,559	11,350
General and administrative	21,792	15,432	12,181

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Common stock (par value)
Balance, beginning of year	$4	$4	$3
Issuance of common stock in connection with acquisition and upon exercise of options and vesting of restricted stock units	1	1	1
Common stock repurchased and retired	(1)	(1)	—
Balance, end of year	4	4	4

Additional paid-in capital
Balance, beginning of year	652,110	589,067	263,726
Issuance of common stock upon exercise of options and vesting of restricted stock units	19,112	10,210	22,277
Stock based compensation, net of estimated forfeiture	55,237	38,214	34,351
Issuance of common stock in connection with acquisition	—	—	260,322
Tax benefit of stock options	2,957	14,619	8,391
Equity component of the convertible note issuance, net	62,409	—	—
Purchase of convertible note hedge	(63,510)	—	—
Sale of warrants	43,560	—	—
Balance, end of year	771,875	652,110	589,067

Accumulated earnings
Balance, beginning of year	39,172	19,926	5,878
Common stock repurchased and retired	(32,241)	(3,752)	—
Net income	9,285	22,998	14,048
Balance, end of year	16,216	39,172	19,926
Total stockholders' equity	$788,095	$691,286	$608,997

Number of shares
Common stock
Balance, beginning of year	36,358	34,839	27,957
Issuance of common stock upon exercise of options and vesting of restricted stock units	2,540	1,656	2,882
Common stock repurchased and retired	(702)	(137)	—
Issuance of common stock in connection with acquisition	—	—	4,000
Balance, end of year	38,196	36,358	34,839

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$9,285	$22,998	$14,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,887	29,424	22,316
Amortization of intangible assets	30,969	20,685	12,136
Amortization of debt discount and transaction costs	7,707	—	—
Stock-based compensation, net of forfeitures	53,528	37,322	33,870
(Gain) / Loss on disposal of property and equipment	13	(861)	(301)
Deferred income taxes	331	54	(5,766)
Tax benefit from stock-based compensation	2,957	14,619	8,391
Excess tax benefits from stock-based compensation	(3,635)	(16,622)	(8,380)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,174)	(577)	(7,205)
Inventories	(3,681)	(1,306)	766
Prepaid expenses and other current assets	(4,347)	(1,399)	(5,667)
Other assets	(7,669)	212	(1,402)
Accounts payable	3,583	15,230	(16,458)
Accrued and other liabilities	16,089	26,610	12,255
Deferred revenue	5,258	5,739	1,870
Other non-current liabilities	167	(747)	2,775
Net cash provided by operating activities	147,268	151,381	63,248
Cash flows from investing activities:
Acquisition of business and intangible assets, net of cash acquired	(76,893)	(57,212)	(133,705)
Purchases of property and equipment	(62,582)	(40,535)	(23,149)
Capitalization of software and website development costs	(15,760)	(12,528)	(10,050)
Proceeds from sale of equipment	388	986	676
Net cash used in investing activities	(154,847)	(109,289)	(166,228)
Cash flows from financing activities:
Proceeds from borrowings of convertible senior notes, net of issuance costs	291,897	—	—
Proceeds from issuance of warrants	43,560	—	—
Purchase of convertible note hedge	(63,510)	—	—
Proceeds from issuance of common stock upon exercise of stock options	19,112	10,211	22,277
Repurchases of common stock	(32,241)	(3,752)	—
Excess tax benefits from stock-based compensation	3,635	16,622	8,380
Principal payments of capital lease and financing obligations	(878)	—	(6)
Net cash provided by financing activities	261,575	23,081	30,651
Net increase (decrease) in cash and cash equivalents	253,996	65,173	(72,329)
Cash and cash equivalents, beginning of period	245,088	179,915	252,244
Cash and cash equivalents, end of period	$499,084	$245,088	$179,915

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$466	$—	$—
Income taxes	2,158	618	140

Supplemental schedule of non-cash investing activities:
Net increase (decrease) in accrued purchases of property and equipment	$(3,372)	$7,694	$412
Estimated fair market value of building under build-to-suit leases	10,080	6,372	—
Amount due for acquisition of business	—	963	—
Amount due from adjustment of net working capital from acquired business	10	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Shutterfly, Inc., (the “Company” or “Shutterfly”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as photo books, greeting cards and stationery and calendars. Shutterfly also operates a premier online marketplace for high-quality photographic and video equipment rentals. And the Company provides enterprise services: printing and shipping of direct marketing and other variable data print products and formats. The Company is headquartered in Redwood City, California.

Note 2 — The Company and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The functional currency of its Israeli subsidiary is the U.S. Dollar, as such, exchange rate fluctuations are recorded as a part of earnings. All intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of cash equivalents at the time of purchase and reevaluates such designations at each balance sheet date. Cash equivalents consist of money market funds, primarily invested in U.S. Treasury securities.

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

As of December 31, 2013 and 2012, the Company had cash of $499.1 million and $186.3 million, respectively, and cash equivalents in 2012 of $58.8 million which are classified in the Level 1 hierarchy. The fair value of the Company's convertible senior notes is classified in the Level 2 hierarchy. The Company has no Level 3 assets or liabilities.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts receivable. As of December 31, 2013, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in retail stores, sales of enterprise services, and revenue generated from online advertisements posted on the Company's websites. Credit card receivables settle relatively quickly and the Company's historical experience of credit card losses have not been material and have been within management’s expectations. Excluding amounts due from credit cards of customers, as of December 31, 2013, one Enterprise customer accounted for 28% of the Company’s net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2013. As of December 31, 2012, two Enterprise customers accounted for 26% and 12% of the Company’s net accounts receivable, respectively. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2012.

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

Deferred Costs

Deferred costs are the incremental costs directly associated with flash deal promotions through group buying websites.  These costs are paid and deferred at the time of the flash deal, and recognized when the redeemed products are shipped.  Amortization of deferred costs is included in sales and marketing expense in the accompanying consolidated statements of income.

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, generally three to five years, and are allocated between cost of net revenues and operating expenses. Rental assets are depreciated over their estimated useful lives, generally five to six years as component of cost of net revenues, to an estimated net realizable value. Leasehold improvements are amortized over their estimated useful lives, or the lease term if shorter, generally three to ten years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses, except for rental assets, which are recognized in cost of net revenues. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the life of the asset are charged to expense as incurred.

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

Goodwill and Intangible Assets

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the Company’s annual goodwill impairment analysis, the Company operates under one reporting unit. The Company determined the fair value of its reporting unit based on its enterprise value. The Company performed step one of the annual goodwill impairment test for years ended December 31, 2013 and 2012. The enterprise value exceeded the carrying value for both periods and accordingly, no impairment was recorded.

Intellectual Property Prepaid Royalties

The Company has patent license agreements with various third parties. The Company has accounted for these agreements as prepaid royalties that are amortized over the remaining life of the patents. Amortization expense is recorded on a straight-line basis as a component of cost of revenue. The current portion of the prepaid royalty is recorded as a component of prepaid expenses and the long term portion is recorded in other assets.

Lease Obligations

The Company categorizes leases at their inception as either operating or capital leases. On certain of our lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives the Company receives are treated as a reduction of our costs over the term of the agreement.

The Company establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing leases.

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

For camera, lenses, and video equipment rentals from our BorrowLenses brand, we recognize rental revenue and the related shipping and insurance revenue, ratably over the rental period. Revenue from the sale of rental equipment is recognized upon shipment of the equipment.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place. The Company did not have any capitalized direct mail costs at December 31, 2013 and December 31, 2012. Total advertising costs are a component of sales and marketing expenses and include print advertising, internet advertising, such as display ads and keyword search terms and TV and radio advertising. These amounts totaled approximately $87.5 million, $69.9 million and $54.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of December 31, 2013 and 2012.

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

	Year ended December 31,
	2013	2012	2011
Net income per share:	(in thousands, except per share amounts)
Numerator
Net income	$9,285	$22,998	$14,048
Denominator
Denominator for basic net income per share
Weighted-average common shares outstanding	37,680	35,826	32,788
Dilutive effect of stock options and restricted awards	1,813	1,606	2,219
Denominator for diluted net income per share	39,493	37,432	35,007
Net income per share
Basic	$0.25	$0.64	$0.43
Diluted	$0.24	$0.61	$0.40

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2013	2012	2011
Stock options and restricted stock units	24	748	278

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income. Accordingly, the accompanying consolidated statements of income reflect all changes in comprehensive income.

Segment Reporting

The Company reports as one operating segment with the Chief Executive Officer (“CEO”) acting as the Company’s chief operating decision maker. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has a single reporting unit and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level.

Net revenues by Consumer and Enterprise categories were as follows:

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net revenues
Consumer	$745,969	$613,445	$459,725
Enterprise	37,673	27,179	13,545
Total net revenues	$783,642	$640,624	$473,270

Recent Accounting Pronouncements

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

Note 3 — Balance Sheet Components

Intellectual Property Prepaid Royalties

Total amortization for these license agreements in 2013 and 2012 were $1.5 million and $0.9 million, respectively. As of December 31, 2013, the Company had a balance of $9.5 million in unamortized prepaid royalties. Amortization of these licenses is estimated as follows (in thousands):

Year Ending:
2014	1,527
2015	964
2016	854
2017	799
2018	799
Thereafter	4,537
$9,480

Prepaid Expenses and Other Current Assets

	December 31,
	2013	2012
	(in thousands)
Prepaid service contracts – current portion	$5,044	$5,771
Deferred costs	4,915	3,278
Other prepaid expenses and current assets	11,301	6,219
	$21,260	$15,268

Other Assets

	December 31,
	2013	2012
	(in thousands)
Other assets	$15,412	$4,310

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts. The increase during the year ended December 31, 2013 was primarily due to the addition of intellectual property prepaid royalties and issuance costs related to the Company's 0.25% Convertible Notes.

Property and Equipment

	December 31,
	2013	2012
	(in thousands)
Computer and manufacturing equipment	$182,491	$135,181
Software	19,719	17,342
Leasehold improvements	17,702	11,009
Buildings under build-to-suit leases	16,452	6,372
Rental equipment	11,943	—
Furniture and fixtures	8,391	4,075
Capitalized software and website development costs	66,196	49,013
	322,894	222,992
Less: Accumulated depreciation and amortization	(167,167)	(130,325)
Net property and equipment	$155,727	$92,667

Building value of $16.5 million represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See "Note 5 - Commitments and Contingencies."

Included within Computer and other equipment is approximately $6.8 million of capital lease obligations for various pieces of manufacturing facility and computer equipment. Accumulated depreciation of assets under capital lease totaled $0.8 million at December 31, 2013.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses' website.

Depreciation and amortization expense totaled $43.9 million, $29.4 million, and $22.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Total capitalized software and website development costs, net of accumulated amortization totaled $27.8 million and $21.9 million at December 31, 2013 and 2012, respectively. Amortization of capitalized costs totaled approximately $10.8 million, $8.4 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Intangible Assets

Intangible assets are comprised of the following at December 31:

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Useful Life	December 31,
		2013	2012
		(in thousands)
Purchased technology	10 years	$104,553	$98,603
Less: accumulated amortization		(35,653)	(23,020)
		68,900	75,583

Customer relationships	5 years	74,576	60,466
Less: accumulated amortization		(27,452)	(14,035)
		47,124	46,431

Licenses and other	3 years	6,692	871
Less: accumulated amortization		(4,095)	(616)
		2,597	255

Total		$118,621	$122,269

Purchased technology is amortized over a period ranging from two to sixteen years. Customer relationships are amortized over a period ranging from one to seven years. Licenses and other is amortized over a period ranging from two to five years.

Intangible asset amortization expense for the years ended December 31, 2013, 2012 and 2011 was $29.5 million, $19.7 million and $11.4 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2014	$32,014
2015	24,980
2016	18,382
2017	13,602
2018	4,802
Thereafter	24,841
$118,621

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance, December 31, 2011	$340,408
Acquisition of business	17,941
Goodwill adjustments	—
Balance, December 31, 2012	358,349
Acquisition of business	38,957
Goodwill adjustments	—
Balance, December 31, 2013	$397,306

The increase in goodwill for the year ended December 31, 2013 was a result of the acquisitions of MyPublisher, Inc., R&R Images, Inc. and BorrowLenses LLC.

The increase in goodwill for the year ended December 31, 2012 was a result of the acquisitions of Photoccino, Ltd., Penguin Digital, Inc., and ThisLife.com, Inc.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	December 31,
	2013	2012
	(in thousands)
Accrued production costs	$34,525	$22,534
Accrued marketing expenses	26,203	21,371
Accrued income and sales tax	16,465	15,002
Accrued compensation	14,872	13,904
Accrued consulting	4,548	4,200
Accrued purchases	3,723	5,239
Capital lease obligations	1,530	—
Accrued other	5,582	6,222
	$107,448	$88,472

Other Liabilities

	December 31,
	2013	2012
	(in thousands)
Other liabilities	$26,341	$11,720

Other liabilities includes the long-term portion of capital lease obligations, deferred rent, and financing obligations related to the Company's build-to-suit leases. The increase during the year ended December 31, 2013 was primarily related to additions of financing obligations for the Company's Fort Mill, South Carolina and Shakopee, Minnesota production facilities and capital leases for production equipment.

Note 4 — Acquisitions

Business Combinations

BorrowLenses LLC
On October 24, 2013, the Company acquired BorrowLenses LLC ("BorrowLenses") for a total aggregate cash purchase price of $36.9 million, or $35.8 million net of cash acquired. BorrowLenses is a premier online marketplace for photographic and video equipment rentals. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. For federal income tax purposes, an election was made to treat the non-taxable transaction as an asset acquisition.

Of the total purchase price, $4.2 million was allocated to the customer base, which will be amortized over an estimated useful life of four years, $1.0 million was allocated to developed technologies, which will be amortized over an estimated useful life of approximately three years, and $1.6 million was allocated to the BorrowLenses tradename, which will be amortized over an estimated useful life of four years. The assets and liabilities acquired totaled approximately $13.3 million and $0.8 million, respectively. The remaining excess purchase price of approximately $17.7 million was allocated to goodwill primarily representing the assembled workforce and synergies from BorrowLenses' market position. The results of operations for the acquired business have been included in the consolidated statement of income for the period subsequent to the Company's acquisition of BorrowLenses. BorrowLenses' results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

R&R Images, Inc.
On August 29, 2013, the Company acquired certain assets of R&R Images, Inc. ("R&R") primarily to expand product innovation and printing capabilities. The acquisition was accounted for as a business combination. This acquisition was not significant individually or when aggregated with other acquisitions during the year ended December 31, 2013. The Company has included

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial results of R&R in the consolidated financial statements from the acquisition date of August 29, 2013 through December 31, 2013.

MyPublisher, Inc.
On April 29, 2013, the Company acquired MyPublisher, Inc. ("MyPublisher") for a total aggregate cash purchase price of $40.4 million, or $38.6 million net of cash acquired. MyPublisher is one of the pioneers in the photo book industry and creator of easy-to-use photo book making software. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

Of the total purchase price, $9.5 million was allocated to the customer base, which will be amortized over an estimated useful life of four years, $7.8 million was allocated to developed technologies and will be amortized over an estimated useful life of approximately two years, $1.3 million to the MyPublisher tradename, which will be amortized over an estimated useful life of two years, and $0.1 million to favorable leases which will be amortized over an estimated useful life of five years. The tangible assets and liabilities acquired totaled approximately $8.2 million and $7.8 million, respectively. Included within assets and liabilities is a net deferred tax liability of approximately $0.3 million representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The remaining excess purchase price of approximately $21.3 million was allocated to goodwill primarily representing the assembled workforce and synergies from MyPublisher's market position. The results of operations for the acquired business have been included in the consolidated statement of income for the period subsequent to the Company's acquisition of MyPublisher. MyPublisher's results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the pro forma statements of income obtained by combining the historical consolidated operations of the Company and Tiny Prints for the year ended December 31, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2011 and 2010, respectively (in thousands, except per share data):

Year Ended December 31, 2011
Pro forma net revenues	$499,048
Pro forma net income	11,089
Pro forma diluted net income per share	$0.32

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than January 2023. Rent expense was $5.8 million, $4.8 million and $4.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively. In 2010, the Company renewed the lease for its corporate office. The lease renewal provided for a $2.1 million tenant improvement reimbursement allowance which the Company utilized during 2011. Reimbursements under this provision were recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company also has non-cancelable operating leases for certain production equipment with terms ranging from four to five years. As of December 31, 2013, the total outstanding obligation under all equipment operating leases was $34.6 million.

At December 31, 2013, the total future minimum payments under non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending:
2014	$17,863	$1,731
2015	16,620	1,582
2016	13,330	1,412
2017	8,177	1,136
2018	3,394	693
Thereafter	3,475	—
Total minimum lease payments	$62,859	6,554
Less: amount representing interest		(494)
Present value of future minimum lease payments		6,060
Less: current portion		(1,530)
Non-current portion of capital lease obligations		$4,530

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2020. As of December 31, 2013, the Company’s purchase obligations totaled $100.6 million.

Build-to-suit Lease

During the year ended December 31, 2012, the Company executed a lease for a new 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. This facility replaces the Company's current east coast production facility in Charlotte, North Carolina. In order for the facility to meet the Company's operating specifications, both the landlord and the Company made structural changes as part of the uplift of the building, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $4.9 million, representing its estimate of the fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities. The Company increased the asset and financing obligations by $3.1 million and $1.5 million for building uplift costs incurred by the landlord during 2013 and 2012, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2013, the Company executed a lease for a new 217,000 square foot production facility in Shakopee, Minnesota. This facility will provide additional production capacity, and is expected to become operational in the second quarter of 2014. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. During the year ended December 31, 2013, the landlord incurred $7.0 million of building construction costs which the Company has recorded as an asset, with a corresponding construction financing obligation, which is recorded as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.

Also during the year ended December 31, 2013 the Company executed a lease for a new 217,000 square foot production facility in Tempe, Arizona. This facility will consolidate all of the Company's locations in the greater Phoenix area, including the recently acquired R&R Images facility, as well as offer flexibility for future expansion, and is expected to become operational during 2015. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. As of December 31, 2013, construction had not yet begun, and no amounts have been recorded. The Company will record the asset and financing obligation as building uplift costs are incurred by the landlord during the construction period which we expect will begin in 2014.

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for 5 years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through December 31, 2013, the Company has not drawn on the credit facility.

At the Company’s option, loans under the Facility will bear stated interest based on the Base Rate or Adjusted LIBO Rate, in each case plus the Applicable Rate (respectively, as defined in the Credit Agreement). The Base Rate will be, for any day, the

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of December 31, 2013, the Company is in compliance with all of its covenants.

Amounts repaid under the Facility may be reborrowed. The revolving loan facility matures on the fifth anniversary of its closing and is payable in full upon maturity. The Company intends to use the new Facility from time to time for general corporate purposes, working capital and potential acquisitions.

The Company incurred $0.5 million of Credit Facility origination costs during the twelve months ended December 31, 2013, related to the amendment and extension of the agreement. These costs have been capitalized within prepaid expenses for the current portion and other assets for the non-current portion. These fees are being amortized over the remaining term of the Credit Facility as a component of interest expense.

Legal Matters

The Company routinely is involved in a number of judicial and administrative proceedings that are incidental to their business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2006 Plan provides for automatic increases in the maximum number of shares available for issuance on January 1, 2011, 2012, and 2013 by 3.5%, 3.3%, and 3.1%, respectively, of the number of shares of the Company’s common stock issued and outstanding on the December 31 immediately prior to the date of increase and for automatic increases on January 1, 2014 and January 1, 2015 by 1,200,000 shares of the Company's common stock.

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

Stock Option Activity

A summary of the Company’s stock option activity at December 31, 2013 and changes during the period are presented in the table below (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2012	2,034	$17.09
Granted	2	32.99
Exercised	(1,355)	14.10
Forfeited, canceled or expired	(65)	22.87
Balances, December 31, 2013	616	$23.10	5.6	$17,234
Options vested and expected to vest at December 31, 2013	602	$22.91	5.5	$16,984
Options vested at December 31, 2013	462	$20.22	4.8	$14,253

As of December 31, 2012 and 2011, there were 1,677,000 and 2,188,000 options vested, respectively.

During the year ended December 31, 2013, the Company granted stock options to purchase an aggregate of 2,000 shares of common stock with a weighted average grant-date fair value of $12.55 per share. In fiscal years ended December 31, 2012 and

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011, the Company granted stock options to purchase an aggregate of 139,000 and 197,000 shares of common stock, respectively, with a weighted average grant-date value of $12.93 and $20.32 per share, respectively.

The total intrinsic value of options exercised during the twelve months ended December 31, 2013, 2012 and 2011 was $41.5 million, $12.3 million and $78.6 million, respectively. Net cash proceeds from the exercise of stock options were $19.1 million for the twelve months ended December 31, 2013.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. The Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the twelve months ended December 31, 2013, 2012, and 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—	—	—
Annual risk free rate of return	0.8%	0.8%	1.5%
Expected volatility	47.0%	56.5%	53.3%
Expected term (years)	4.2	4.3	4.3

Employee stock-based compensation expense recognized during the years ended December 31, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Plan and inducement awards to certain new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant.  RSUs typically vest and are settled annually, based on a three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the twelve months ended December 31, 2013, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2012	3,252	$31.10
Granted	1,996	45.43
Vested	(1,184)	29.89
Forfeited	(202)	36.67
Awarded and unvested, December 31, 2013	3,862	$38.59
Restricted stock units expected to vest, December 31, 2013	3,441

The chart below summarizes grant activity during the twelve months ended December 31, 2013 by equity plan (share numbers in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants in 2013
2006 Equity Incentive Plan
Restricted stock units (1)	1,333
Performance-based restricted stock units (2)	355
Total grants under 2006 Plan	1,688

Inducement Plans
Restricted stock units (3)	308
Performance-based restricted stock units	—
Total grants under Inducement Plans	308

Total awards granted in 2013	1,996

(1) Awards issued under the 2006 Plan include restricted stock unit awards granted to new and current employees. Awards issued under this plan typically vest over a three or four year total vesting term.

(2) Includes 355,000 performance-based restricted stock units (PBRSUs) issued under the 2006 Equity Incentive Plan which are tied to the Company’s 2013 financial performance and which have three year service criteria.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  As of December 31, 2013, the performance criteria for the fiscal year was met and the associated stock-based compensation has been recognized.

(3) Inducement awards are issued to newly hired officers and to certain new employees from acquired companies. These awards typically vest annually over a two to three year period based on continued employment. The above includes 308,000 RSUs granted to certain employees of R&R Images and BorrowLenses.

During the years ended December 31, 2013 and 2012, the fair value of awards vested were $35.9 million and $20.5 million, respectively.

At December 31, 2013, the Company had $96.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

Note 7 — Income Taxes

Income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$12,570	$40,024	$15,362
Foreign	350	134	—
Total	$12,920	$40,158	$15,362

The components of the provision for income taxes are as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2013	2012	2011
Federal:
Current	$1,181	$14,605	$5,800
Deferred	1,870	(316)	(3,095)
	3,051	14,289	2,705
State:
Current	1,711	2,383	1,280
Deferred	(1,234)	455	(2,671)
	477	2,838	(1,391)
Foreign:
Current	412	118	—
Deferred	(305)	(85)	—
	107	33	—
Total income tax expense (benefit):
Current	3,304	17,106	7,080
Deferred	331	54	(5,766)
	$3,635	$17,160	$1,314
The Company’s actual tax expense differed from the statutory federal income tax rate, as follows:

	December 31,
	2013	2012	2011
Income tax expense at statutory rate	35.0%	35.0%	34.0%
State income taxes	(4.5)	0.9	(7.7)
Stock-based compensation	(15.2)	1.1	(13.5)
R&D tax credit	(17.1)	—	(7.2)
Acquisition costs	—	—	3.0
Non-deductible executive compensation	20.6	—	—
Valuation allowance	8.0	5.5	—
Other	1.3	0.2	—
	28.1%	42.7%	8.6%

At December 31, 2013, the Company had approximately $39.9 million, $46.3 million, and $16.0 million of federal, California and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income. $27.7 million, $33.8 million, and $2.0 million of the Federal, California, and other state jurisdiction net operating loss carryforwards is associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2020 and 2016 for federal and California purposes, respectively, and no sooner than 2020 for the portion related to other state jurisdictions, if not utilized.

The Company also had research and development credit carryforwards of approximately $7.2 million and $7.2 million for federal and state income tax purposes, respectively, at December 31, 2013, of which $5.4 million and $2.4 million is associated with windfall tax benefits for federal and state income tax purposes, respectively, that will be recorded as additional paid-in capital when realized. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes. The research and development tax credit will expire starting in 2022 for federal and 2024 for Arizona.

Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2012, which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the new legislation, the Company recognized a $0.8 million for 2012 tax benefit in the year end December 31, 2013.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,994	$2,917
Reserves and other tax benefits	30,704	22,527
Tax credits	5,296	2,415
Other	—	13
Deferred tax assets	40,994	27,872
Valuation allowance	(2,872)	(2,203)
Net deferred tax assets	38,122	25,669
Deferred tax liabilities:
Depreciation and amortization	(53,655)	(41,400)
Net deferred tax assets / (liabilities)	$(15,533)	$(15,731)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Our valuation allowance related to deferred income taxes was $2.9 million as of December 31, 2013 and $2.2 million as of December 31, 2012. The increase in the valuation allowance was attributed to the Company's continued belief that it will not be able to utilize certain California deferred tax assets.

As of December 31, 2013, the Company had $7.0 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows (in thousands):

	2013	2012	2011
Balance of unrecognized tax benefits at January 1	$5,445	$4,364	$2,955
Additions for tax positions of prior years	22	137	—
Additions for tax positions related to current year	1,811	1,009	1,409
Reductions for tax positions of prior years	(243)	(65)	—
Balance of unrecognized tax benefits at December 31	$7,035	$5,445	$4,364

If the $7.0 million of unrecognized tax benefits as of December 31, 2013 is recognized, approximately $4.0 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company provides for federal income taxes on the earnings of its foreign subsidiary, as such, earnings are currently recognized as US taxable income.

As of December 31, 2013, the Company is subject to taxation in the United States and Israel. The Company is subject to examination for tax years including and after 2010 for federal, 2009 for California and other state jurisdictions, and 2011 for Israel. Certain tax years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

The Company is currently under audit by the Internal Revenue Service (IRS) for the tax year ended December 31, 2010 and California Franchise Tax Board (FTB) for the tax years ended December 31, 2010 and 2011. The Company is not aware of any proposed adjustments and it believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations as of December 31, 2013.

Note 8 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2013 and 2012, there were no discretionary contributions.

Note 9 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized a share repurchase program of the Company's common stock subject to the approval of the Audit Committee of the Board of Directors. On October 29, 2012, the Audit Committee approved a share repurchase program for up to $60.0 million of the Company's common stock. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time. As of December 31, 2013, the remaining authorized amount for stock repurchases under the share repurchase program was $54.0 million.

In 2013, the Company repurchased 70,313 shares of its outstanding common stock at an average of $31.87 per share pursuant to the share repurchase program. In 2012, the Company repurchased 137,262 shares of its outstanding common stock at an average of $27.34. All repurchased shares of common stock have been retired.

In the second quarter of 2013, the company repurchased 631,180 shares from purchases of our 0.25% senior convertible notes in privately negotiated transactions of outside our share repurchase program using $30.0 million of the net proceeds of our issuance of the notes.

Note 10 - Convertible Senior Notes

0.25% Convertible Senior Notes Due May 15, 2018
In May 2013, the Company issued $300.0 million aggregate principal amount of 0.25% convertible senior notes (the "Notes") due May 15, 2018, unless earlier purchased by the Company or converted. Interest is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2013.
The Notes are governed by an Indenture between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee. The Notes are unsecured and rank senior in right of payment to the Company's future indebtedness that is expressly subordinated in right of payment to the Notes and rank equal in right of payment to the Company's existing and future liabilities that are not so subordinated and are effectively subordinated in right of payment to any of the Company's cash equal to the principal amount of the Notes, and secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and liabilities incurred by the Company's subsidiaries.
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
As of December 31, 2013, the Notes are not yet convertible.
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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Notes consist of the following (in thousands):

As of
December 31, 2013
Liability component:
Principal	$300,000
Less: debt discount, net of amortization	(56,507)
Net carrying amount	$243,493

Equity component (1)	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Year Ended
December 31, 2013
0.25% coupon	$469
Amortization of debt issuance costs	705
Amortization of debt discount	7,002
$8,176

As of December 31, 2013, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread, (Level 2) and carrying value of debt instruments (carrying value excludes the equity component of the Company's convertible notes classified in equity) were as follows:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Senior Notes	$237,066	$243,493	—	—

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
Warrant

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 - Related Party Transactions

Shutterfly’s Chief Executive Officer, Jeffrey Housenbold, was appointed to Groupon, Inc.'s ("Groupon") Board of Directors effective October 21, 2013 ("Effective Date"). During the fiscal year ended December 31, 2013, Shutterfly conducted business with Groupon, primarily by offering Shutterfly’s products as part of Groupon’s Flash deals.

During the period between the Effective Date and December 31, 2013, Shutterfly received approximately $0.6 million from Groupon which represents our portion of proceeds from these Flash deals. As of December 31, 2013, the Company had a receivable balance of approximately $0.8 million. Management believes that these transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

Note 12 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$116,708	$133,461	$122,685	$410,788
Gross profit	$54,855	$61,745	$51,377	$246,072
Net income (loss)	$(12,405)	$(11,811)	$(10,148)	$43,649

Net income (loss) per common share:
Basic	$(0.33)	$(0.31)	$(0.27)	$1.15
Diluted	$(0.33)	$(0.31)	$(0.27)	$1.10

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$91,291	$99,020	$98,536	$351,777
Gross profit	$41,238	$48,310	$43,407	$212,812
Net income (loss)	$(10,040)	$(9,511)	$(10,478)	$53,027

Net income (loss) per common share:
Basic	$(0.29)	$(0.27)	$(0.29)	$1.46
Diluted	$(0.29)	$(0.27)	$(0.29)	$1.40

Note 13 — Subsequent Event
On February 6, 2014, the Company's Board of Directors approved an increase to repurchase up to $100.0 million in addition to amounts repurchased to date. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time. The program now expires in April 2015.

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2011	$155	259	—	(80)	$334
Year ended December 31, 2012	$334	303	—	(406)	$231
Year ended December 31, 2013	$231	(140)	—	(79)	$12

Tax Valuation Allowance
Year ended December 31, 2011	$—	—	—	—	$—
Year ended December 31, 2012	$—	2,203	—	—	$2,203
Year ended December 31, 2013	$2,203	1,049	—	(380)	$2,872

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SHUTTERFLY, INC.
(Registrant)

Dated: February 13, 2014	By:	/s/ Brian M. Regan
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

Signature	Title	Date
/s/ Jeffrey T. Housenbold	President, Chief Executive Officer and Director	February 13, 2014
Jeffrey T. Housenbold	(Principal Executive Officer)

/s/ Brian M. Regan	Senior Vice President and Chief Financial Officer	February 13, 2014
Brian M. Regan	(Principal Financial Officer)

/s/ Brian R. Manca	Vice President and Chief Accounting Officer	February 13, 2014
Brian R. Manca	(Principal Accounting Officer)

/s/ Philip A. Marineau	Chairman of the Board of Directors and Director	February 13, 2014
Philip A. Marineau

/s/ Eric J. Keller	Director	February 13, 2014
Eric J. Keller

/s/ Stephen J. Killeen	Director	February 13, 2014
Stephen J. Killeen

/s/ Ann Mather	Director	February 13, 2014
Ann Mather

/s/ Nancy J. Schoendorf	Director	February 13, 2014
Nancy J. Schoendorf

/s/ Brian T. Swette	Director	February 13, 2014
Brian T. Swette

/s/ James N. White	Director	February 13, 2014
James N. White

/s/ Michael P. Zeisser	Director	February 13, 2014
Michael P. Zeisser

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Restated Bylaws.	10-Q	001-33031	July 31, 2012	3.02
4.01	Form of common stock certificate.	S-1/A	333-135426	August 18, 2006	4.01
4.02	Registration Rights Agreement, dated April 25, 2011, by and among Shutterfly, Inc. and the parties thereto.	8-K	001-33031	April 25, 2011	4.01
4.03	Indenture, dates as of May 20, 2013, by and between Shutterfly, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-33031	May 20, 2013	4.01
10.01	Form of Indemnity Agreement.*	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan, as amended.*	10-Q	001-33031	November 5, 2013	10.01
10.04	Forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement under the 2006 Equity Incentive Plan, as amended.*	10-K	001-33031	February 7, 2011	10.24
10.05	Form of Inducement Restricted Stock Unit Award Agreement.*	10-K	001-33031	February 14, 2013	10.04
10.06	Shutterfly, Inc. 2013 Quarterly Bonus Plan.*	10-Q	001-33031	May 7 2013	10.01
10.07	Shutterfly, Inc. Executive Stock Ownership Guidelines, as amended.*					X
10.08	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.09	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.02
10.10	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.03
10.11	Offer Letter dated March 21, 2005 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.03
10.12	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.04
10.13	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.14	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.2
10.15	Offer Letter dated March 5, 2012 for John Boris.*	10-Q	001-33031	May 7, 2013	10.02
10.16	Offer Letter dated December 17, 2007 for Peter Navin.*	10-Q	001-33031	May 3, 2010	10.05
10.17	Amendment to Offer Letter dated December 26, 2008 for Peter Navin.*	10-Q	001-33031	May 3, 2010	10.06

10.18	Offer Letter, dated July 18, 2012, by and between Shutterfly, Inc. and Brian Regan.*	8-K	001-33031	July 30, 2012	10.01
10.19	Supply Agreement, dated as of April 20, 2007, by and between Shutterfly, Inc. and FUJIFILM U.S.A, Inc.**	10-Q	001-33031	August 1, 2007	10.18
10.20	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001-33031	May 3, 2010	10.01
10.21	Amendment No. 2 to Supply Agreement made as of August 23, 2012 by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001.33031	November 6, 2012	10.02
10.22	Credit Agreement, dated as of November 22, 2011, by and among the Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A.	10-K	001-33031	February 13, 2012	10.25
10.23	Amendment No. 1 to Credit Agreement, dated as of May 10, 2013, by and among Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33031	May 13, 2013	10.01
10.24	Incremental Commitment Agreement dated as of December 6, 2013. by and among Shutterfly, Inc., the Incremental Lenders (as defined therein) and JPMorgan Chase Bank, N.A.					X
10.25	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.01
10.26	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.02
10.27	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.03
10.28	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.04
10.29	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.05
10.30	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.06
10.31	Letter Agreement, dated May 14, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.07
10.32	Letter Agreement, dated May 14, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.08

10.33	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.09
10.34	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.10
10.35	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.11
10.36	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.12
10.37	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.13
10.38	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.14
10.39	Letter Agreement, dated May 15, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.15
10.40	Letter Agreement, dated May 15, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.16
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See signature page of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

101
The following financial statements from Shutterfly Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.
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