Form 10-Q
period 2014-03-31
SHUTTERFLY INC
filed 2014-05-06
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common stock, $0.0001 par value per share	38,525,254

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$314,918	$499,084
Short-term investments	24,115	—
Accounts receivable, net	14,536	21,641
Inventories	8,512	9,629
Deferred tax asset, current portion	20,471	26,942
Prepaid expenses and other current assets	44,719	21,260
Total current assets	427,271	578,556
Long-term investments	31,295	—
Property and equipment, net	171,400	155,727
Intangible assets, net	110,430	118,621
Goodwill	397,242	397,306
Deferred tax asset, net of current portion	520	520
Other assets	19,610	15,412
Total assets	$1,157,768	$1,266,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,418	$33,656
Accrued liabilities	42,466	107,448
Deferred revenue	26,640	24,114
Total current liabilities	86,524	165,218
Convertible senior notes, net	246,362	243,493
Deferred tax liability	37,814	42,995
Other liabilities	33,720	26,341
Total liabilities	404,420	478,047
Commitments and contingencies (Note 9)
Stockholders’ equity:
Accumulated other comprehensive loss	(27)	—
Common stock, $0.0001 par value; 100,000 shares authorized; 38,505 and 38,196 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	805,979	771,875
Accumulated earnings/(deficit)	(52,608)	16,216
Total stockholders' equity	753,348	788,095
Total liabilities and stockholders' equity	$1,157,768	$1,266,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net revenues	$137,099	$116,708
Cost of net revenues	76,343	61,853
Gross profit	60,756	54,855
Operating expenses:
Technology and development	31,483	24,027
Sales and marketing	42,133	34,895
General and administrative	25,751	19,897
Total operating expenses	99,367	78,819
Loss from operations	(38,611)	(23,964)
Interest expense	(3,947)	(139)
Interest and other income, net	227	7
Loss before income taxes	(42,331)	(24,096)
Benefit from income taxes	8,117	11,691
Net loss	$(34,214)	$(12,405)

Net loss per share - basic and diluted	$(0.89)	$(0.33)

Weighted-average shares outstanding - basic and diluted	38,503	37,034

Stock-based compensation is allocated as follows:
Cost of net revenues	$1,002	$564
Technology and development	2,424	1,932
Sales and marketing	5,628	3,705
General and administrative	6,938	5,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(34,214)	$(12,405)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net	(45)	—
Tax (expense) benefit on unrealized gains (losses) on investments, net	18	—
Other comprehensive loss, net of tax	(27)	—
Comprehensive loss	$(34,241)	$(12,405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(34,214)	$(12,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,222	9,227
Amortization of intangible assets	8,583	6,511
Amortization of debt discount and debt issuance costs	3,158	—
Stock-based compensation, net of forfeitures	15,992	11,538
Loss on disposal of property and equipment and rental assets	55	188
Deferred income taxes	1,309	3,387
Tax benefit from stock-based compensation	16,281	11,755
Excess tax benefits from stock-based compensation	(16,328)	(12,279)
Changes in operating assets and liabilities:
Accounts receivable, net	7,106	2,859
Inventories	1,117	186
Prepaid expenses and other current assets	(23,345)	(28,349)
Other assets	(5,484)	(6,897)
Accounts payable	(19,982)	(13,944)
Accrued and other liabilities	(68,226)	(54,599)
Deferred revenue	2,527	(337)
Other non-current liabilities	(244)	(345)
Net cash used in operating activities	(97,473)	(83,504)
Cash flows from investing activities:
Acquisition of business and intangibles, net of cash acquired	—	(1,031)
Purchases of property and equipment	(10,285)	(15,033)
Capitalization of software and website development costs	(4,326)	(3,495)
Purchases of investments	(54,850)	—
Proceeds from sale of equipment and rental assets	128	—
Net cash used in investing activities	(69,333)	(19,559)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,358	12,390
Repurchases of common stock	(34,610)	(2,241)
Excess tax benefits from stock-based compensation	16,328	12,279
Principal payments of capital lease and financing obligations	(436)	—
Net cash provided by / (used in) financing activities	(17,360)	22,428
Net decrease in cash and cash equivalents	(184,166)	(80,635)
Cash and cash equivalents, beginning of period	499,084	245,088
Cash and cash equivalents, end of period	$314,918	$164,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2014	2013
Supplemental schedule of non-cash activities
Net increase (decrease) in accrued purchases of property and equipment	$6,134	$(4,201)
Net increase in accrued capitalized software and website development costs	786	—
Increase in estimated fair market value of building under build-to-suit leases	7,998	2,716
Amount due from adjustment of net working capital from acquired business	110	465

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.

The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

Investments

Investments, which may include agency bonds and corporate debt securities, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Investments whose maturity dates are less than twelve months are classified as short-term, and those with maturity dates greater than twelve months are classified as long-term.

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the three months ended March 31, 2014.

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
The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of March 31, 2014 and December 31, 2013.

The Company is subject to taxation in jurisdictions within the United States and Israel.

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company's financial statements once adopted.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2014 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2013	616	$23.10
Granted	—	—
Exercised	(77)	17.64
Forfeited, cancelled or expired	(9)	31.88
Balances, March 31, 2014	530	$23.75	5.2	$10,620
Options vested and expected to vest at March 31, 2014	522	$23.62	5.1	$10,530
Options vested at March 31, 2014	411	$21.13	4.5	$9,243

During the three months ended March 31, 2014, the Company did not grant any options. The total intrinsic value of options exercised during the three months ended March 31, 2014 was $2.5 million.  Net cash proceeds from the exercise of stock options were $1.4 million for the three months ended March 31, 2014.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee stock-based compensation expense associated with options recognized in the three months ended March 31, 2014 and 2013, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Plan and inducement awards to certain new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled annually, based on a three or four year total vesting term. Compensation cost associated with RSUs is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s RSU activity for the three months ended March 31, 2014, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2013	3,862	$38.59
Granted	975	47.39
Vested	(897)	35.69
Forfeited	(183)	43.11
Awarded and unvested, March 31, 2014	3,757	$41.34
RSUs expected to vest, March 31, 2014	3,316

Included in the RSU grants for the three months ended March 31, 2014, are 341,000 RSUs that have both performance criteria tied to the Company’s 2014 financial performance and four year service criteria, as well as grants made to the CEO that vest upon the achievement of multi-year financial performance-based and shareholder return-based goals (“PBRSUs”). Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

At March 31, 2014, the Company had $117.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

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

A summary of the net loss per share for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except per share amounts):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2014	2013
Net loss per share:
Numerator
Net loss	$(34,214)	$(12,405)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	38,503	37,034
Net loss per share — basic and diluted	$(0.89)	$(0.33)

Note 4 — Investments

At March 31, 2014, the estimated fair value of short-term and long-term investments classified as available for sale, are as follows (in thousands):

	March 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$21,143	$1	$(26)	$21,118
Agency securities	3,000	—	(3)	2,997
	$24,143	$1	$(29)	$24,115
Long-term investments
Corporate debt securities	$27,309	$3	$(17)	$27,295
Agency securities	4,003	—	(3)	4,000
	$31,312	$3	$(20)	$31,295

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2014 and thus no impairments recorded in the period. The Company had no realized gains or losses during the three months ended March 31, 2014.

The following table summarizes the contractual maturities of the Company's investments as of March 31, 2014 (in thousands):

March 31, 2014
One year or less	$24,115
One year through two years	31,295
$55,410

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of March 31, 2014.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	March 31, 2014	December 31, 2013
Level 1 Securities:
Money market funds	$14,392	$—
Level 2 Securities:
Agency securities	6,997	—
Corporate debt securities	48,413	—
Total cash equivalents and investments	$69,802	$—

The Company did not have any money market funds or investments as of December 31, 2013.

Convertible Senior Notes

As of March 31, 2014, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	March 31, 2014	December 31, 2013
Convertible Senior Notes	$244,977	$237,066

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2014	December 31, 2013
	(in thousands)
Intra-period deferred tax asset	$25,709	$—
Deferred costs	5,492	4,915
Prepaid service contracts – current portion	2,095	5,044
Other prepaid expenses and current assets	11,423	11,301
	$44,719	$21,260

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Other Assets

	March 31, 2014	December 31, 2013
	(in thousands)
Other assets	19,610	15,412

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

	March 31, 2014	December 31, 2013
	(in thousands)
Computer and other equipment	$194,616	$182,491
Software	21,137	19,719
Leasehold improvements	18,267	17,702
Buildings under build-to-suit leases	24,450	16,452
Rental equipment	12,961	11,943
Furniture and fixtures	9,008	8,391
Capitalized software and website development costs	71,799	66,196
	352,238	322,894
Less: Accumulated depreciation and amortization	(180,838)	(167,167)
Net property and equipment	$171,400	$155,727

Building value of $24.5 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 9 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Computer and other equipment is approximately $6.8 million of capital lease obligations for various pieces of manufacturing facility and computer equipment. Accumulated depreciation of assets under capital lease totaled $1.1 million at March 31, 2014.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $14.2 million and $9.2 million for the three months ended March 31, 2014 and 2013, respectively.

  Accrued Liabilities

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued compensation	$11,633	$14,872
Accrued marketing expenses	8,794	26,203
Accrued production costs	5,907	34,525
Accrued purchases	4,562	3,723
Accrued income and sales taxes	2,917	16,465
Accrued consulting	2,383	4,548
Capital lease obligations	1,523	1,530
Accrued other	4,747	5,582
	$42,466	$107,448

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Liabilities

	March 31, 2014	December 31, 2013
	(in thousands)
Other liabilities	33,720	26,341

Other liabilities includes the long-term portion of capital lease obligations, deferred rent, and financing obligations related to the Company's build-to-suit leases.

Note 7 — Convertible Senior Notes

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
As of March 31, 2014, the Notes are not yet convertible.
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.7 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.6 million on a portion of the equity component transaction costs which are deductible for tax purposes.
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Liability component:
Principal	$300,000	$300,000
Less: debt discount, net of amortization	(53,638)	(56,507)
Net carrying amount	$246,362	$243,493

Equity component (1)	$63,510	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2014	2013
0.25% coupon	$188	$—
Amortization of debt issuance costs	288	—
Amortization of debt discount	2,870	—
	$3,346	$—

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

Note 8 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee approved a share repurchase program for up to $60.0 million of the Company's common stock. On February 6, 2014, the Company's Board of Directors approved an increase to the program, authorizing the Company to repurchase up to $100.0 million of the Company's common stock in addition to any amounts repurchased as of that date. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

suspended or discontinued at any time. The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods.
In the three months ended March 31, 2014, the Company repurchased 665,035 shares of its outstanding common stock at an average price of $52.04 per share for a total of $34.6 million.
In 2013, the Company repurchased 70,313 shares of its outstanding common stock at an average price of $31.87 per share for a total of $2.2 million.

All repurchased shares of common stock have been retired.

Note 9 — Commitments and Contingencies

Build-to-Suit Leases

During the year ended December 31, 2013, the Company executed a lease for a new 217,000 square foot production facility in Shakopee, Minnesota. This facility will provide additional production capacity, and is expected to become operational in the third quarter of 2014. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. During the quarter ended March 31, 2014 and the year ended December 31, 2013, the landlord incurred $8.0 million and $7.0 million of building construction costs which the Company has recorded as an asset, with a corresponding construction financing obligation, which is recorded as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.

Also during the year ended December 31, 2013 the Company executed a lease for a new 217,000 square foot production facility in Tempe, Arizona. This facility will consolidate all of the Company's locations in the greater Phoenix area, including the recently acquired R&R Images facility, as well as offer flexibility for future expansion, and is expected to become operational during 2015. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. As of March 31, 2014, construction had not yet begun, and no amounts have been recorded. The Company will record the asset and financing obligation as building uplift costs are incurred by the landlord during the construction period, which is expected to begin in 2014.

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through March 31, 2014, the Company has not drawn on the credit facility.

At the Company’s option, loans under the Facility will bear stated interest based on the Base Rate or Adjusted LIBO Rate, in each case plus the Applicable Rate (respectively, as defined in the Credit Agreement). The Base Rate will be, for any day, the highest of (a) 1/2 of 1% per annum above the Federal Funds Effective Rate (as defined in the Credit Agreement), (b) JPMorgan Chase Bank’s prime rate and (c) the Adjusted LIBO Rate for a term of one month plus 1.00%. Eurodollar borrowings may be for one, two, three or six months (or such period that is 12 months or less, requested by Intersil and consented to by all the Lenders) and will be at an annual rate equal to the period-applicable Eurodollar Rate plus the Applicable Rate. The Applicable Rate for all revolving loans is based on a pricing grid ranging from 0.05% to 1.25% per annum for Base Rate loans and 1.50% to 2.25% for Adjusted LIBO Rate loans based on the Company’s Leverage Ratio (as defined in the Credit Agreement).

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of March 31, 2014, the Company is in compliance with these covenants.

Amounts repaid under the Facility may be reborrowed. The revolving loan facility matures on the fifth anniversary of its closing and is payable in full upon maturity. The Company intends to use the new Facility from time to time for general corporate purposes, working capital and potential acquisitions.

Legal Matters

The Company is involved in a number of judicial and administrative proceedings that are incidental to its business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, financial position or results of operations.

For all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. There are no amounts accrued which the Company believes would be material to its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2014, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, our manufacturing capabilities, effective tax rates, outstanding convertible senior notes, stock repurchase program as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, economic downturns and the general state of the economy; changes in consumer discretionary spending as a result of the macroeconomic environment; competition, which could lead to pricing pressure; our ability to expand our customer base and increase sales to existing customers and meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop technology on a timely basis, as well as consumer acceptance of, new products, features and services; our ability to successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; our ability to achieve expected benefits of our partnerships; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; and our ability to timely upgrade and develop our infrastructure and facilities and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

Enterprise. Our Enterprise revenues are primarily from variable, four-color direct marketing collateral manufactured and fulfilled for business customers.  We continue to focus our efforts on expanding our presence in the Enterprise market.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended
	March 31,
	2014	2013
Net revenues	100%	100%
Cost of net revenues	56%	53%
Gross profit	44%	47%
Operating expenses:
Technology and development	23%	21%
Sales and marketing	31%	30%
General and administrative	19%	17%
Total operating expenses	72%	68%
Loss from operations	(28)%	(21)%
Interest expense	(3)%	—%
Interest and other income, net	—%	—%
Loss before income taxes	(31)%	(21)%
Benefit from income taxes	6%	10%
Net loss	(25)%	(11)%

Comparison of the Three Month Periods Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$130,621	$109,807	$20,814	19%
Enterprise	6,478	6,901	(423)	(6)%
Total net revenues	137,099	116,708	20,391	17%
Cost of net revenues	76,343	61,853	14,490	23%
Gross profit	$60,756	$54,855	$5,901	11%
Percentage of net revenues	44%	47%	—	—

Key Metrics
Customers	2,557	2,249	308	14%
Orders	3,869	3,417	452	13%
Average order value	$33.76	$32.13	$1.63	5%

Net revenues increased $20.4 million, or 17%, for the three months ended March 31, 2014 as compared to the same period in 2013. Consumer net revenues increased $20.8 million, or 19%, in the three months ended March 31, 2014 compared to the same period in 2013.  The increase in Consumer net revenues was primarily a result of increased sales of photo books, photo-based merchandise, and revenue from our MyPublisher and BorrowLenses brands, which was not included in the three months ended March 31, 2013.  The increase is also reflected in the increases in all of our key metrics in three months ended March 31, 2014, as compared to the same period in 2013, as noted above. Enterprise revenues decreased $0.4 million, or 6%, in the three months ended March 31, 2014 compared to the same period in 2013 due to a delay in some projects into the second quarter of 2014.

Cost of net revenues increased $14.5 million, or 23%, for the three months ended March 31, 2014 as compared to the same period in 2013. As a percentage of net revenues, cost of net revenues increased to 56% in the three months ended March 31, 2014 from 53% in the same period in 2013, which decreased gross margin to 44% in the three months ended March 31, 2014 from 47%

in the same period in 2013. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products. The decrease in gross margin was primarily driven by higher depreciation and increased equipment lease and customer service expenses related to our Fort Mill, South Carolina manufacturing facility, which commenced operations in the second quarter of 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Technology and development	$31,483	$24,027	$7,456	31%
Percentage of net revenues	23%	21%	—	—
Sales and marketing	$42,133	$34,895	$7,238	21%
Percentage of net revenues	31%	30%	—	—
General and administrative	$25,751	$19,897	$5,854	29%
Percentage of net revenues	19%	17%	—	—

Our technology and development expense increased $7.5 million, or 31%, for the three months ended March 31, 2014, compared to the same period in 2013. As a percentage of net revenues, technology and development expense increased to 23% in the three months ended March 31, 2014 from 21% in the three months ended March 31, 2013. The overall increase was primarily due to an increase of $3.9 million in personnel and related costs due to increased headcount. The increase in technology and development expense was also due to an increase of $2.1 million in depreciation expense, an increase of $1.5 million in professional fees, an increase of $0.5 million in stock-based compensation expense, and an increase of $0.4 million in facility costs primarily from co-location services. These factors were partially offset by an increase of $1.1 million in software and website development costs capitalized in the current period compared to the same period in the prior year.

At March 31, 2014, headcount in technology and development increased by 33% compared to March 31, 2013, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended March 31, 2014, we capitalized $4.7 million in eligible salary and consultant costs, including $0.5 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $3.6 million capitalized in the three months ended March 31, 2013, which included $0.5 million of stock-based compensation expense.

Our sales and marketing expense increased $7.2 million, or 21%, in the three months ended March 31, 2014 compared to the same period in 2013. As a percentage of net revenues, total sales and marketing expense increased to 31% in the three months ended March 31, 2014 from 30% in the three months ended March 31, 2013. The increase was primarily due to an increase of $2.6 million related to our integrated marketing campaigns. The increase in sales and marketing expense was also due to the expansion of our internal marketing team which contributed to an increase of $1.9 million in stock-based compensation expense and an increase of $1.7 million in personnel and related costs. The increase was also attributable to an increase of $0.7 million in intangible asset amortization from acquisition related intangibles, and an increase of $0.4 million in professional fees.

Our general and administrative expense increased $5.9 million, or 29%, in the three months ended March 31, 2014 as compared to the same period in 2013. As a percentage of net revenues, general and administrative expense increased to 19% in the three months ended March 31, 2014 from 17% in the three months ended March 31, 2013. The increase in general and administrative expense was primarily due to an increase of $1.6 million in stock-based compensation expense, an increase of $1.5 million in depreciation and amortization expense, primarily from acquisition related intangibles, and an increase of $1.2 million in personnel related costs as a result of increased headcount. The increase was also attributable to an increase of $1.0 million in facilities costs and an increase of $0.5 million in credit card fees which was driven by the increase in Consumer net revenues as compared to the prior year.

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)
Interest expense	$(3,947)	$(139)	$(3,808)
Interest and other income, net	227	7	220

Interest expense consists of interest on our convertible senior notes, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our Fort Mill, South Carolina production facility. Interest expense was $3.9 million for the three months ended March 31, 2014 compared to $0.1 million during the same period a year ago. The increase was primarily due to interest expense associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes. Interest and other income increased $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in interest income was primarily due to the interest earned on money market funds and recently purchased investments.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Income tax benefit	$8,117	$11,691
Effective tax rate	19%	49%

 We recorded an income tax benefit of $8.1 million and $11.7 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was 19% for the three months ended March 31, 2014, compared to 49% for the three months ended March 31, 2013. Factors that impacted the effective tax rate include, but are not limited to, the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Loss before income taxes	$(42,331)	$(24,096)	$(18,235)	76%
Net loss	(34,214)	(12,405)	(21,809)	176
Percentage of net revenues	(25)%	(11)%	—	—

During the three months ended March 31, 2014, net loss was $34.2 million, an increase of $21.8 million as compared to a net loss of $12.4 million the same period in 2013. As a percentage of net revenues, net loss increased to 25% for the three months ended March 31, 2014 from a net loss of 11% for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we had $314.9 million of cash and cash equivalents. In addition, we also had $55.4 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, during the year ended December 31, 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility to provide up to $200.0 million in additional capital resources. As of March 31, 2014, no amounts have been drawn against this facility.

Below is our cash flow activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$10,285	$15,033
Capitalization of software and website development costs	4,326	3,495
Depreciation and amortization	22,805	15,738
Purchase of investments	54,850	—
Cash flows used in operating activities	(97,473)	(83,504)
Cash flows used in investing activities	(69,333)	(19,559)
Cash flows provided / (used in) by financing activities	(17,360)	22,428

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, coupon payments for our 0.25% convertible senior notes, and to fund any repurchases of shares of our common stock under our Share Repurchase Program announced in

November 2012, as expanded in February 2014, for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

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

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Technology equipment and software	$12,638	$5,689
Percentage of total capital expenditures	59%	40%
Manufacturing equipment and building improvements	2,657	5,143
Percentage of total capital expenditures	12%	36%
Capitalized technology and development costs	5,112	3,495
Percentage of total capital expenditures	24%	24%
Rental equipment	1,124	—
Percentage of total capital expenditures	5%	—%
Total Capital Expenditures	$21,531	$14,327
Total Capital Expenditures percentage of net revenues	16%	12%

Operating Activities. For the three months ended March 31, 2014, net cash used in operating activities was $97.5 million, primarily due to our net loss of $34.2 million and the net change in operating assets and liabilities of $106.5 million. Net cash used in operating activities was adjusted for non-cash items including $16.0 million of stock-based compensation expense, $14.2 million of depreciation and amortization expense, $8.6 million of amortization of intangible assets and $1.3 million benefit from deferred income taxes.

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

Investing Activities. For the three months ended March 31, 2014, net cash used in investing activities was $69.3 million.  We used $54.9 million to purchase investments. We also used $10.3 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations and $4.3 million for capitalized software and website development.

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

Financing Activities. For the three months ended March 31, 2014, net cash used in financing activities was $17.4 million. We used $34.6 million to repurchase shares of common stock. We also received $16.3 million in excess tax benefit from stock-based compensation expense and $1.4 million of proceeds from the issuance of common stock from the exercise of stock options.

For the three months ended March 31, 2013, net cash provided by financing activities was $22.4 million, primarily from $12.4 million of proceeds from the issuance of common stock from the exercise of options and $12.3 million from excess tax benefit from stock-based compensation. This was partially offset by repurchases of common stock of $2.2 million.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net loss per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net revenues	$137,099	$116,708

Non-GAAP adjusted EBITDA	$186	$3,312
EBITDA % of net revenues	—%	3%

Free cash flow	$(20,559)	$(11,015)
Free cash flow % of net revenues	(15)%	(9)%

Non-GAAP net loss per share	$(0.82)	$(0.33)

For the three months ended March 31, 2014 and 2013, our adjusted EBITDA was $0.2 million and $3.3 million, respectively. In addition, during the three months ended March 31, 2014 and 2013, we experienced negative free cash flows of $20.6 million and $11.0 million, respectively. Our Non-GAAP net loss per share was $0.82 and $0.33 for the three months ended March 31, 2014 and 2013, respectively. By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP earnings/(loss) per share to the most comparable GAAP measure, for the three months ended March 31, 2014 and 2013 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended
	March 31,
	2014	2013
Net loss	$(34,214)	$(12,405)
Add back:
Interest expense	3,947	139
Interest and other income, net	(227)	(7)
Benefit from income taxes	(8,117)	(11,691)
Depreciation and amortization	22,805	15,738
Stock-based compensation expense	15,992	11,538
Non-GAAP Adjusted EBITDA	$186	$3,312

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended
	March 31,
	2014	2013
Net cash used in operating activities	$(97,473)	$(83,504)
Add back:
Interest expense	3,947	139
Interest and other income, net	(227)	(7)
Benefit from income taxes	(8,117)	(11,691)
Changes in operating assets and liabilities	106,531	101,426
Other adjustments	(4,475)	(3,051)
Non-GAAP Adjusted EBITDA	186	3,312
Less:
Purchases of property and equipment, including accrued amounts	(16,419)	(10,832)
Capitalized technology & development costs, including accrued amounts	(4,326)	(3,495)
Free cash flow	$(20,559)	$(11,015)

Reconciliation of Net Loss per Share to Non-GAAP Net Loss per Share	Three Months Ended
	March 31,
	2014	2013
GAAP net loss	$(34,214)	$(12,405)
Add back interest expense related to:
Amortization of debt discount	2,870	—
Amortization of debt issuance costs	288	—
0.25% coupon	188	—
Tax effect	(637)	—
Non-GAAP net loss	$(31,505)	$(12,405)

GAAP diluted shares outstanding	38,503	37,034
Add back:
Dilutive effect of convertible notes	—	—
Non-GAAP shares outstanding	38,503	37,034

GAAP net loss per share	$(0.89)	$(0.33)
Non-GAAP net loss per share	$(0.82)	$(0.33)

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

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 was filed. The Company does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company's financial statements once adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.     We have exposure to interest rate risk that relates primarily to our investment portfolio and our syndicated credit facility. We maintain our portfolio of cash equivalents and investments in a variety of agency bonds and corporate debt securities. All of our cash equivalents are carried at market value. We may draw funds from our syndicated credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBO rate”). If these rates increase significantly, our costs to borrow these funds will also increase. To date, we have not borrowed any funds under our syndicated credit facility. We do not believe that a 10% change in interest rates would have a significant impact on our interest income and expense, operating results, or liquidity.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of March 31, 2014, our investments totaled $55.4 million, which represented approximately 79% of our total cash and investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved in a number of judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

Our net revenues, operating results and cash requirements are affected by the seasonal nature of our business.

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our net revenues in the fourth quarter during each of the last three years, and the net income that we generated during the fourth quarter was necessary for us to achieve profitability on an annual basis in each of those years. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 10%, 9% and 7% of total net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate that total capital expenditures for the year ending December 31, 2014 will range from 9.5% to 10.5% of 2014 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina, Phoenix, Arizona or Elmsford, New York production facilities, could delay production or shipment of our products. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Our financial performance depends on general economic conditions. The U.S. economy is experiencing a slow economic recovery from a deep recession, high unemployment rates, concerns about inflation, low consumer confidence and other adverse business conditions. The slow economic recovery may result in, among other adverse business conditions, a prolonged decline in consumer spending and an increase in the cost of labor and materials that may harm our operating results. Purchases of our products are often discretionary. If the economic climate does not improve, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among others, higher costs of labor, energy, equipment and facilities. A prolonged and slow economic recovery or a renewed recession may also lead to additional restructuring actions and associated expenses. Due to reduced consumer spending and increased competitive pressures in the current economic environment, we may not be able to pass these increased costs on to our customers. The resulting increased expenses and/or reduced income would negatively impact our operating results. If the economic recovery continues to be slow, or if the economy experiences a prolonged period of decelerating or negative growth, our results of operations may be further harmed.

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

     The number of people who access information about our services and our website through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in recent years and is expected to continue increasing. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties integrating our mobile applications into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as Apple or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, or if we face increased costs to distribute our mobile applications, our future growth and our results of operations could suffer.

Interruptions to our websites, mobile applications, information technology systems, print production processes or customer service operations could damage our reputation and brands and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our websites or mobile applications, reduced order fulfillment performance, or the unavailability of our customer service operations could result in negative publicity, damage our reputation and brands, and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter. For example, during the fourth quarter of 2013, a software bug caused a minority of orders from our Tiny Prints brand to go unfulfilled. Once the bug was identified and corrected, many of those orders were not received by customers within the expected time frame. As a result, we refunded many of those orders which reduced net revenue, and we recognized excess costs related to expedited shipping upgrades and increased customer service costs which impacted our gross margin and our brand.

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

We have website operations, offices and customer support centers in Redwood City, California, Santa Clara, California, and Tempe, Arizona and production facilities in Fort Mill, South Carolina, Phoenix, Arizona and Elmsford, New York and new facilities in Shakopee, Minnesota and Tempe, Arizona that are expected to be operational in 2014 and 2015, respectively. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology, and leasing facilities. If we are unable to keep these costs aligned with the level of revenues that we generate, our results of operations would be harmed. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy prices. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2013 acquisitions of BorrowLenses LLC, R&R Images, Inc. and MyPublisher, Inc. and our 2012 acquisitions of ThisLife, Inc., Penguin Digital, Inc. and Photoccino, Ltd. and certain assets of Eastman Kodak Company. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. For example, in March 2013, we filed a complaint for damages and injunctive relief, alleging that Eastman Kodak failed to comply with the non-compete provisions of the transfer agreement that it had entered into with us in April 2012. And in October 2013, we acquired BorrowLenses LLC, an online photography and video equipment rental business, which is a new business model for us to integrate and may present different challenges. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. For example, our senior vice president of human resources resigned effective March 24, 2014. A lack of management continuity could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult.

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

We may not succeed in promoting, strengthening and continuing to establish the Shutterfly, Tiny Prints, Wedding Paper Divas, Treat and ThisLife brands, which would prevent us from acquiring new customers and increasing revenues.

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Wedding Paper Divas, Treat and ThisLife brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to attract new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts.

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

As of March 31, 2014, Shutterfly had 68 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

We currently are the registrant of the Internet domain name for Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com, Treat.com, ThisLife.com, MyPublisher.com, and BorrowLenses.com as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly, TinyPrints, WeddingPaperDivas, Treat, ThisLife, MyPublisher, or BorrowLenses in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.

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

Purchasers of digital photography products and services may not choose to shop or rent online, which would harm our net revenues and results of operations.

The online market for digital photography products and services, including photographic and video equipment rentals, is less developed than the online market for other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who historically have used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products; and

•	inconvenience associated with returning or exchanging purchased items.
If purchasers of digital photography products and services do not choose to shop or rent online, our net revenues and results of operations would be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the first quarter of the fiscal year 2014:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)
January 1, 2014 to January 31, 2014	—	$—	—	$54,006
February 1, 2014 to February 28, 2014	231,650	50.87	231,650	88,217	(3)
March 1, 2014 to March 31, 2014	433,385	52.67	433,385	65,390
	665,035	$52.04	665,035	$65,390

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

(3) On February 6, 2014, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $100 million of shares in addition to any amounts repurchased as of the approval date. We expect to utilize cash under the expanded program through April 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2014 CEO Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2014 (File No. 001-33031)).*
10.02	Shutterfly, Inc. 2014 Quarterly Bonus Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 20, 2014 (File No. 001-33031)).*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: May 5, 2014	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2014	By:	/s/ Brian M. Regan
Brian M. Regan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2014 CEO Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2014 (File No. 001-33031)).*
10.02	Shutterfly, Inc. 2014 Quarterly Bonus Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 20, 2014 (File No. 001-33031)).*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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