Form 10-Q
period 2014-06-30
SHUTTERFLY INC
filed 2014-08-04
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2014
Common stock, $0.0001 par value per share	38,488,268

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$239,851	$499,084
Short-term investments	40,471	—
Accounts receivable, net	15,441	21,641
Inventories	9,107	9,629
Deferred tax asset, current portion	24,268	26,942
Prepaid expenses and other current assets	36,862	21,260
Total current assets	366,000	578,556
Long-term investments	60,992	—
Property and equipment, net	189,652	155,727
Intangible assets, net	102,082	118,621
Goodwill	396,942	397,306
Deferred tax asset, net of current portion	520	520
Other assets	20,134	15,412
Total assets	$1,136,322	$1,266,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,672	$33,656
Accrued liabilities	44,063	107,448
Deferred revenue	27,190	24,114
Total current liabilities	87,925	165,218
Convertible senior notes, net	249,273	243,493
Deferred tax liability	31,938	42,995
Other liabilities	37,863	26,341
Total liabilities	406,999	478,047
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 38,407 and 38,196 shares issued and outstanding on June 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	820,411	771,875
Accumulated other comprehensive loss	(11)	—
Accumulated earnings/(deficit)	(91,081)	16,216
Total stockholders' equity	729,323	788,095
Total liabilities and stockholders' equity	$1,136,322	$1,266,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$159,148	$133,461	$296,247	$250,169
Cost of net revenues	83,335	71,716	159,678	133,569
Gross profit	75,813	61,745	136,569	116,600
Operating expenses:
Technology and development	32,131	26,497	63,614	50,524
Sales and marketing	44,480	38,277	86,613	73,172
General and administrative	25,899	20,904	51,650	40,801
Total operating expenses	102,510	85,678	201,877	164,497
Loss from operations	(26,697)	(23,933)	(65,308)	(47,897)
Interest expense	(3,856)	(1,936)	(7,803)	(2,075)
Interest and other income, net	54	35	281	42
Loss before income taxes	(30,499)	(25,834)	(72,830)	(49,930)
Benefit from income taxes	3,447	14,023	11,564	25,714
Net loss	$(27,052)	$(11,811)	$(61,266)	$(24,216)

Net loss per share - basic and diluted	$(0.70)	$(0.31)	$(1.59)	$(0.65)

Weighted-average shares outstanding - basic and diluted	38,438	37,775	38,470	37,405

Stock-based compensation is allocated as follows:
Cost of net revenues	$894	$592	$1,896	$1,156
Technology and development	2,452	2,452	4,876	4,384
Sales and marketing	5,618	4,551	11,246	8,256
General and administrative	5,750	5,054	12,688	10,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(27,052)	$(11,811)	$(61,266)	$(24,216)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on investments, net	27	—	(18)	—
Tax (expense) benefit on unrealized gains (losses) on investments, net	(11)	—	7	—
Other comprehensive income (loss), net of tax	16	—	(11)	—
Comprehensive loss	$(27,036)	$(11,811)	$(61,277)	$(24,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(61,266)	$(24,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,194	19,268
Amortization of intangible assets	17,323	14,050
Amortization of debt discount and debt issuance costs	6,362	1,561
Stock-based compensation, net of forfeitures	30,706	24,187
Loss on disposal of property and equipment and rental assets	45	87
Deferred income taxes	(8,375)	(1,891)
Tax benefit from stock-based compensation	15,461	9,856
Excess tax benefits from stock-based compensation	(15,743)	(10,502)
Changes in operating assets and liabilities:
Accounts receivable, net	6,200	(65)
Inventories	522	880
Prepaid expenses and other current assets	(15,232)	(33,485)
Other assets	(7,131)	(6,612)
Accounts payable	(19,619)	(12,596)
Accrued and other liabilities	(66,121)	(53,794)
Deferred revenue	3,077	1,685
Other non-current liabilities	(594)	6
Net cash used in operating activities	(85,191)	(71,581)
Cash flows from investing activities:
Acquisition of business and intangible assets, net of cash acquired	—	(38,801)
Purchases of property and equipment	(34,461)	(27,613)
Capitalization of software and website development costs	(9,744)	(7,750)
Purchases of investments	(101,259)	—
Maturities and sales of investments	820	—
Proceeds from sale of equipment and rental assets	275	38
Net cash used in investing activities	(144,369)	(74,126)
Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	292,465
Proceeds from issuance of warrants	—	43,560
Purchase of convertible note hedge	—	(63,510)
Proceeds from issuance of common stock upon exercise of stock options	1,492	15,853
Repurchases of common stock	(46,031)	(32,241)
Excess tax benefits from stock-based compensation	15,743	10,502
Principal payments of capital lease and financing obligations	(877)	(169)
Net cash provided by / (used in) financing activities	(29,673)	266,460
Net increase / (decrease) in cash and cash equivalents	(259,233)	120,753
Cash and cash equivalents, beginning of period	499,084	245,088
Cash and cash equivalents, end of period	$239,851	$365,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2014	2013
Supplemental schedule of non-cash activities
Net increase / (decrease) in accrued purchases of property and equipment	$4,692	$(912)
Net increase in accrued capitalized software and website development costs	692	—
Increase in estimated fair market value of building under build-to-suit leases	12,910	3,121
Amount due from adjustment of net working capital from acquired business	253	73
Amount due for acquisition of business	—	309
Unpaid debt issuance costs	—	568

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.

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

Investments

Investments, which may include agency bonds, corporate debt securities, and U.S. government securities, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Investments whose maturity dates are less than twelve months are classified as short-term, and those with maturity dates greater than twelve months are classified as long-term.

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the three and six months ended June 30, 2014.

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
The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of June 30, 2014 and December 31, 2013.

The Company is subject to taxation in jurisdictions within the United States and Israel.

Segment Reporting

The Company reports as one operating segment with the Chief Executive Officer (“CEO”) acting as the Company’s chief operating decision maker. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has a single reporting unit and there are no segment managers who are held accountable for operations, operating results, or components below the consolidated unit level.

Net revenues by Consumer and Enterprise categories were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net revenues
Consumer	$150,152	$124,893	$280,773	$234,700
Enterprise	8,996	8,568	15,474	15,469
Total net revenues	$159,148	$133,461	$296,247	$250,169

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and six months ended June 30, 2014 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2013	616	$23.10
Granted	—	—
Exercised	(77)	17.64
Forfeited, cancelled or expired	(9)	31.88
Balances, March 31, 2014	530	$23.75	5.2	$10,620
Granted	—	—
Exercised	(7)	18.84
Forfeited, cancelled or expired	(7)	26.84
Balances, June 30, 2014	516	$23.78	5.0	$10,505
Options vested and expected to vest at June 30, 2014	510	$23.68	4.9	$10,440
Options vested at June 30, 2014	427	$21.67	4.4	$9,544

During the three and six months ended June 30, 2014, the Company did not grant any options. The total intrinsic value of options exercised during the three months ended June 30, 2014 was $0.2 million.  Net cash proceeds from the exercise of stock options were $0.1 million and $1.5 million for the three and six months ended June 30, 2014, respectively.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Activity

A summary of the Company’s RSU activity for the three and six months ended June 30, 2014, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2013	3,862	$38.59
Granted	975	47.39
Vested	(897)	35.69
Forfeited	(183)	43.11
Awarded and unvested, March 31, 2014	3,757	$41.34
Granted	185	41.21
Vested	(177)	34.37
Forfeited	(124)	39.88
Awarded and unvested, June 30, 2014	3,641	$41.86
RSUs expected to vest, June 30, 2014	3,229

Included in the RSU grants for the six months ended June 30, 2014, are 341,000 RSUs that have both performance criteria tied to the Company’s 2014 financial performance and four year service criteria, as well as grants made to the CEO that vest upon the achievement of multi-year financial performance-based and shareholder return-based goals (“PBRSUs”). Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2014 and 2013, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2014, the Company had $109.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

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

A summary of the net loss per share for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss per share:
Numerator
Net loss	$(27,052)	$(11,811)	$(61,266)	$(24,216)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	38,438	37,775	38,470	37,405
Net loss per share — basic and diluted	$(0.70)	$(0.31)	$(1.59)	$(0.65)

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments

At June 30, 2014, the estimated fair value of short-term and long-term investments classified as available for sale, are as follows (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$37,481	$4	$(14)	$37,471
Agency securities	3,000	—	—	3,000
Total short-term investments	$40,481	$4	$(14)	$40,471
Long-term investments
Corporate debt securities	$42,002	$5	$(14)	$41,993
Agency securities	17,200	8	(12)	17,196
US Government securities	1,798	5	—	1,803
Total long-term investments	$61,000	$18	$(26)	$60,992

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2014 and no impairments were recorded in the period. The Company had no material realized gains or losses during the six months ended June 30, 2014.

The following table summarizes the contractual maturities of the Company's investments as of June 30, 2014 (in thousands):

June 30, 2014
One year or less	$40,471
One year through three years	60,992
$101,463

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of June 30, 2014.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	June 30, 2014	December 31, 2013
Level 1 Securities:
Money market funds	$14,564	$—
Level 2 Securities:
Agency securities	79,465	—
Corporate debt securities	20,195	—
US Government securities	1,803	—
Total cash equivalents and investments	$116,027	$—

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any money market funds or investments as of December 31, 2013.

Convertible Senior Notes

As of June 30, 2014, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	June 30, 2014	December 31, 2013
Convertible Senior Notes	$257,976	$237,066

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2014	December 31, 2013
	(in thousands)
Intra-period deferred tax asset	$18,649	$—
Deferred costs	5,918	4,915
Prepaid service contracts – current portion	2,169	5,044
Other prepaid expenses and current assets	10,126	11,301
	$36,862	$21,260

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Other Assets

	June 30, 2014	December 31, 2013
	(in thousands)
Other assets	$20,134	$15,412

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

	June 30, 2014	December 31, 2013
	(in thousands)
Computer and other equipment	$206,761	$182,491
Software	20,650	19,719
Leasehold improvements	19,396	17,702
Buildings under build-to-suit leases	29,362	16,452
Rental equipment	14,443	11,943
Furniture and fixtures	9,665	8,391
Capitalized software and website development costs	77,528	66,196
	377,805	322,894
Less: Accumulated depreciation and amortization	(188,153)	(167,167)
Net property and equipment	$189,652	$155,727

Building value of $29.4 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 9 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Computer and other equipment is approximately $6.9 million of capital lease obligations for various pieces of manufacturing facility and computer equipment. Accumulated depreciation of assets under capital lease totaled $1.5 million at June 30, 2014.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $15.0 million and $10.0 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense totaled $29.2 million and $19.3 million for the six months ended June 30, 2014 and 2013, respectively.

Accrued Liabilities

	June 30, 2014	December 31, 2013
	(in thousands)
Accrued compensation	$11,442	$14,872
Accrued production costs	7,905	34,525
Accrued marketing expenses	7,546	26,203
Accrued purchases	4,193	3,723
Accrued consulting	3,359	4,548
Accrued income and sales taxes	3,097	16,465
Capital lease obligations	1,492	1,530
Accrued other	5,029	5,582
	$44,063	$107,448

Other Liabilities

	June 30, 2014	December 31, 2013
	(in thousands)
Other liabilities	$37,863	$26,341

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2014, the Notes are not yet convertible.
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Liability component:
Principal	$300,000	$300,000
Less: debt discount, net of amortization	(50,727)	(56,507)
Net carrying amount	$249,273	$243,493

Equity component (1)	$63,510	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
0.25% coupon	$187	$93	$375	$93
Amortization of debt issuance costs	293	160	581	160
Amortization of debt discount	2,911	1,401	5,781	1,401
	$3,391	$1,654	$6,737	$1,654

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

Note 8 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. On February 6, 2014, the Company's Board of Directors approved an increase to the program, authorizing the Company to repurchase up to $100.0 million of the Company's common stock in addition to any amounts repurchased as of that date. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time. The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods.
In the six months ended June 30, 2014, the Company repurchased 946,665 shares of its outstanding common stock at an average price of $48.63 per share for a total of $46.0 million.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2013, the Company repurchased 70,313 shares of its outstanding common stock at an average price of $31.87 per share for a total of $2.2 million.

All repurchased shares of common stock have been retired.

Note 9 — Commitments and Contingencies

Build-to-Suit Leases

During the year ended December 31, 2013, the Company executed a lease for a new 217,000 square foot production facility in Shakopee, Minnesota. This facility will provide additional production capacity. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. During the six months ended June 30, 2014 and the year ended December 31, 2013, the landlord incurred $12.9 million and $7.0 million of building construction costs, including capitalized interest, which the Company has recorded as an asset, with a corresponding construction financing obligation, which is recorded as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.

Upon completion of construction of the facility in Shakopee, Minnesota in the second quarter of 2014, the Company evaluated the de-recognition of the asset and liability under the provisions for sale-leaseback transactions. The Company concluded that it had forms of continued economic involvement in the facility, and therefore did not comply with the provisions for sale-leaseback accounting.  Instead, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life of 30 years. At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

Also during the year ended December 31, 2013 the Company executed a lease for a new 217,000 square foot production facility in Tempe, Arizona. This facility will consolidate all of the Company's locations in the greater Phoenix area, including the recently acquired R&R Images facility, as well as offer flexibility for future expansion, and is expected to become operational during 2015. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. In April 2014, the lease agreement was amended to increase the square footage of the facility from 217,000 square feet to 237,000 square feet. The Company will record the asset and financing obligation as building uplift costs are incurred by the landlord during the construction period, which is expected to begin in 2014. As of June 30, 2014, construction had not yet begun, and no amounts have been recorded. Upon completion of the construction of the facility in Tempe Arizona, the Company will evaluate the de-recognition of the asset and liability under the provisions of ASC 840.0.40 Leases - Sale-Leaseback Transactions.

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through June 30, 2014, the Company has not drawn on the credit facility.

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of June 30, 2014, the Company is in compliance with these covenants.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2014, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, our manufacturing capabilities, effective tax rates, outstanding convertible senior notes, stock repurchase program as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, economic downturns and the general state of the economy; changes in consumer discretionary spending as a result of the macroeconomic environment; competition, which could lead to pricing pressure; our ability to expand our customer base, increase sales to existing customers and meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis, as well as consumer acceptance of our products, features and services; our ability to successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; our ability to achieve and maintain expected benefits of our partnerships; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; and our ability to timely upgrade and develop our infrastructure and facilities and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Fort Mill, South Carolina, Phoenix, Arizona, Shakopee, Minnesota, and Elmsford, New York production facilities. By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles. We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment and the levels of consumer discretionary spending. We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

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

Interest and Other Income, Net.    Interest and other income, net primarily consists of the interest earned on our cash and investment accounts and realized gains and losses on the sale of our investments.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%
Cost of net revenues	52%	54%	54%	53%
Gross profit	48%	46%	46%	47%
Operating expenses:
Technology and development	20%	20%	21%	20%
Sales and marketing	28%	29%	29%	29%
General and administrative	16%	16%	17%	16%
Total operating expenses	64%	64%	68%	65%
Loss from operations	(17)%	(18)%	(22)%	(19)%
Interest expense	(2)%	(1)%	(3)%	(1)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(19)%	(19)%	(25)%	(20)%
Benefit from income taxes	2%	11%	4%	10%
Net loss	(17)%	(9)%	(21)%	(10)%

Comparison of the Three Month Periods Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$150,152	$124,893	$25,259	20%
Enterprise	8,996	8,568	428	5%
Total net revenues	159,148	133,461	25,687	19%
Cost of net revenues	83,335	71,716	11,619	16%
Gross profit	$75,813	$61,745	$14,068	23%
Percentage of net revenues	48%	46%	—	—

Key Metrics
Customers	2,640	2,344	296	13%
Orders	4,155	3,573	582	16%
Average order value	$36.14	$34.96	$1.18	3%

Net revenues increased $25.7 million, or 19%, for the three months ended June 30, 2014 as compared to the same period in 2013. Consumer net revenues increased $25.3 million, or 20%, in the three months ended June 30, 2014 compared to the same period in 2013.  The increase in Consumer net revenues was primarily a result of increased sales of cards and stationery, photo-based merchandise, photo books, and revenue from our BorrowLenses brand, which was not included in the three months ended June 30, 2013.  The increase is also reflected in the increases in all of our key metrics in three months ended June 30, 2014, as compared to the same period in 2013, as noted above. Enterprise revenues increased $0.4 million, or 5%, in the three months ended June 30, 2014 compared to the same period in 2013.

Cost of net revenues increased $11.6 million, or 16%, for the three months ended June 30, 2014 as compared to the same period in 2013. As a percentage of net revenues, cost of net revenues decreased to 52% in the three months ended June 30, 2014 from 54% in the same period in 2013, which increased gross margin to 48% in the three months ended June 30, 2014 from 46% in the same period in 2013. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, and higher depreciation, increased equipment lease costs, and headcount related to our Fort Mill, South Carolina manufacturing facility, which commenced operations in the second quarter of 2013.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Technology and development	$32,131	$26,497	$5,634	21%
Percentage of net revenues	20%	20%	—	—
Sales and marketing	$44,480	$38,277	$6,203	16%
Percentage of net revenues	28%	29%	—	—
General and administrative	$25,899	$20,904	$4,995	24%
Percentage of net revenues	16%	16%	—	—

Our technology and development expense increased $5.6 million, or 21%, for the three months ended June 30, 2014, compared to the same period in 2013. As a percentage of net revenues, technology and development expense remained flat at 20% in the three months ended June 30, 2014 and June 30, 2013. The overall increase was primarily due to an increase of $2.6 million in depreciation expense and an increase of $2.3 million in personnel and related costs due to increased headcount. The increase in technology and development expense was also due to an increase of $1.0 million in professional fees, and an increase of $0.7 million in facility costs primarily from co-location services. These factors were partially offset by an increase of $1.4 million in software and website development costs capitalized in the current period compared to the same period in the prior year.

At June 30, 2014, headcount in technology and development increased by 11% compared to June 30, 2013, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended June 30, 2014, we capitalized $5.3 million in eligible salary and consultant costs, including $0.4 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $3.9 million capitalized in the three months ended June 30, 2013, which included $0.4 million of stock-based compensation expense.

Our sales and marketing expense increased $6.2 million, or 16%, in the three months ended June 30, 2014 compared to the same period in 2013. As a percentage of net revenues, total sales and marketing expense decreased to 28% in the three months ended June 30, 2014 from 29% in the three months ended June 30, 2013. The increase in sales and marketing expense was primarily due to an increase of $3.5 million related to our integrated marketing campaigns. The increase was also due to the expansion of our internal marketing team which contributed to increases of $1.1 million in stock-based compensation expense and $0.9 million in personnel and related costs. The increase was also attributable to $0.5 million additional intangible asset amortization from acquisitions.

Our general and administrative expense increased $5.0 million, or 24%, in the three months ended June 30, 2014 as compared to the same period in 2013. As a percentage of net revenues, general and administrative expense remained flat at 16% for each of the three months ended June 30, 2014 and June 30, 2013. The increase in general and administrative expense was primarily due to an increase of $1.5 million in personnel related costs as a result of increased headcount, an increase of $0.9 million in depreciation and amortization expense, an increase of $0.7 million in stock-based compensation expense, and an increase in professional fees of $0.6 million. The increase was also attributable to an increase of $0.8 million in credit card fees which was driven by the increase in Consumer net revenues as compared to the prior year.

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)
Interest expense	$(3,856)	$(1,936)	$(1,920)
Interest and other income, net	54	35	19

Interest expense consists of interest on our convertible senior notes, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our Fort Mill, South Carolina production facility. Interest expense was $3.9 million for the three months ended June 30, 2014 compared to $1.9 million during the same period a year ago. The increase was primarily due to interest expense associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes.

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Income tax benefit	$3,447	$14,023
Effective tax rate	11%	54%

 We recorded an income tax benefit of $3.4 million and $14.0 million for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 11% for the three months ended June 30, 2014, compared to 54% for the three months ended June 30, 2013. Factors that impacted the effective tax rate include the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Loss before income taxes	$(30,499)	$(25,834)	$(4,665)	18%
Net loss	(27,052)	(11,811)	(15,241)	129%
Percentage of net revenues	(17)%	(9)%	—	—

During the three months ended June 30, 2014, net loss was $27.1 million, an increase of $15.2 million as compared to a net loss of $11.8 million the same period in 2013. As a percentage of net revenues, net loss increased to 17% for the three months ended June 30, 2014 from 9% for the three months ended June 30, 2013.

Comparison of the Six Month Periods Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$280,773	$234,700	$46,073	20%
Enterprise	15,474	15,469	5	—%
Total net revenues	296,247	250,169	46,078	18%
Cost of net revenues	159,678	133,569	26,109	20%
Gross profit	$136,569	$116,600	$19,969	17%
Percentage of net revenues	46%	47%	—	—

Net revenues increased $46.1 million, or 18%, for the six months ended June 30, 2014 as compared to the same period in 2013. Consumer net revenues increased $46.1 million, or 20%, in the six months ended June 30, 2014 compared to the same period in 2013. The increase in Consumer net revenues was primarily a result of increased sales of photobooks, cards and stationery, photo-based merchandise, and revenue from our MyPublisher and BorrowLenses brands, which was not included in the six months ended June 30, 2013. Enterprise revenues for the six months ended June 30, 2014 and June 30, 2013 remained flat.

Cost of net revenues increased $26.1 million, or 20%, for the six months ended June 30, 2014 as compared to the same period in 2013. As a percentage of net revenues, cost of net revenues increased to 54% in the six months ended June 30, 2014 from 53% in the same period in 2013, which decreased gross margin to 46% in the six months ended June 30, 2014 from 47% in the same period in 2013. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, and higher depreciation, increased equipment lease costs, and headcount expenses related to our Fort Mill, South Carolina manufacturing facility, which commenced operations in the second quarter of 2013.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Technology and development	$63,614	$50,524	$13,090	26%
Percentage of net revenues	21%	20%	—	—
Sales and marketing	$86,613	$73,172	$13,441	18%
Percentage of net revenues	29%	29%	—	—
General and administrative	$51,650	$40,801	$10,849	27%
Percentage of net revenues	17%	16%	—	—

Our technology and development expense increased $13.1 million, or 26%, for the six months ended June 30, 2014, compared to the same period in 2013. As a percentage of net revenues, technology and development expense increased to 21% in the six months ended June 30, 2014 from 20% in the six months ended June 30, 2013. The overall increase was primarily due to an increase of $6.2 million in personnel and related costs due to increased headcount. The increase in technology and development expense was also due to an increase of $4.7 million in depreciation expense, an increase of $2.5 million in professional fees, an increase of $1.1 million in facility costs primarily from co-location services, an increase of $0.5 million of web design costs, and an increase of $0.4 million in stock-based compensation expense. These factors were partially offset by an increase of $2.5 million in software and website development costs capitalized in the current period compared to the same period in the prior year.

In the six months ended June 30, 2014, we capitalized $10.0 million in eligible salary and consultant costs, including $0.9 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $7.5 million capitalized in the six months ended June 30, 2013, which included $0.9 million of stock-based compensation expense.

Our sales and marketing expense increased $13.4 million, or 18%, in the six months ended June 30, 2014 compared to the same period in 2013. As a percentage of net revenues, total sales and marketing expense remained flat at 29% for the six months ended June 30, 2014 and June 30, 2013. The increase was primarily due to an increase of $6.0 million related to our integrated marketing campaigns. The increase in sales and marketing expense was also due to the expansion of our internal marketing team which contributed to an increase of $3.0 million in stock-based compensation expense and an increase of $2.6 million in personnel and related costs. The increase was also attributable to an increase of $1.2 million in intangible asset amortization from acquisition related intangibles, and an increase of $0.5 million in professional fees.

Our general and administrative expense increased $10.8 million, or 27%, in the six months ended June 30, 2014 as compared to the same period in 2013. As a percentage of net revenues, general and administrative expense increased to 17% in the six months ended June 30, 2014 from 16% in the six months ended June 30, 2013. The increase in general and administrative expense was primarily due to an increase of $2.7 million in personnel related costs, an increase of $2.3 million in stock-based compensation expense as a result of increased headcount, and an increase of $2.4 million in depreciation and amortization expense. The increase was also attributable to an increase of $1.3 million in credit card fees which was driven by the increase in Consumer net revenues as compared to the prior year, and an increase of $1.2 million in facilities costs.

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)
Interest expense	$(7,803)	$(2,075)	$(5,728)
Interest and other income, net	281	42	239

Interest expense consists of interest on our convertible senior notes, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our Fort Mill, South Carolina production facility. Interest expense was $7.8 million for the six months ended June 30, 2014 compared to $2.1 million during the same period a year ago. The increase was primarily due to interest expense associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes. Interest and other income increased $0.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in interest income was primarily due to the interest earned on money market funds and recently purchased investments.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Income tax benefit	$11,564	$25,714
Effective tax rate	16%	52%

 We recorded an income tax benefit of $11.6 million and $25.7 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 16% for the six months ended June 30, 2013, compared to 52% for the six months ended June 30, 2013. Factors that impacted the effective tax rate include the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Loss before income taxes	$(72,830)	$(49,930)	$(22,900)	46%
Net loss	(61,266)	(24,216)	(37,050)	153%
Percentage of net revenues	(21)%	(10)%	—	—

During the six months ended June 30, 2014, net loss was $61.3 million, an increase of $37.1 million as compared to a net loss of $24.2 million the same period in 2013. As a percentage of net revenues, net loss increased to 21% for the six months ended June 30, 2014 from 10% for the six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, we had $239.9 million of cash and cash equivalents and $101.5 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, during the year ended December 31, 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility to provide up to $200.0 million in additional capital resources. As of June 30, 2014, no amounts have been drawn against this facility.

Below is our cash flow activity for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$34,461	$27,613
Capitalization of software and website development costs	9,744	7,750
Depreciation and amortization	46,517	33,318
Purchase of investments	101,259	—
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	292,465
Proceeds from issuance of warrants	—	43,560
Purchase of convertible note hedge	—	63,510
Cash flows used in operating activities	(85,191)	(71,581)
Cash flows used in investing activities	(144,369)	(74,126)
Cash flows provided by / (used in) financing activities	(29,673)	266,460

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, coupon payments for our 0.25% convertible senior notes, and to fund any repurchases of shares of our common stock under our Share Repurchase Program, for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2014 capital expenditures will range from 9.5% to 10.5% of our expected net revenues in 2014, which includes additional investments related to our Shakopee, Minnesota production facility, which commenced operations in the second quarter of 2014, our Tempe, Arizona production facility, which we expect will be operational in 2015, and the move and expansion of our co-location facility from California to Nevada.  These expenditures will be used to purchase technology and equipment to support the growth in our business, to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Technology equipment and software	$11,049	$12,037
Percentage of total capital expenditures	39%	35%
Manufacturing equipment and building improvements	10,026	14,664
Percentage of total capital expenditures	36%	43%
Capitalized technology and development costs	5,324	7,750
Percentage of total capital expenditures	19%	22%
Rental equipment	1,659	—
Percentage of total capital expenditures	6%	—%
Total Capital Expenditures	$28,058	$34,451
Total Capital Expenditures percentage of net revenues	9%	14%

Operating Activities. For the six months ended June 30, 2014, net cash used in operating activities was $85.2 million, primarily due to our net loss of $61.3 million and the net change in operating assets and liabilities of $98.9 million. Net cash used in operating activities was adjusted for non-cash items including $30.7 million of stock-based compensation expense, $29.2 million of depreciation and amortization expense, $17.3 million of amortization of intangible assets and $8.4 million benefit from deferred income taxes.

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

Investing Activities. For the six months ended June 30, 2014, net cash used in investing activities was $144.4 million.  We used $101.3 million to purchase investments. We also used $34.5 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations and $9.7 million for capitalized software and website development.

For the six months ended June 30, 2013, net cash used in investing activities was $74.1 million.  We used $38.8 million to acquire MyPublisher and settle other acquisition related liabilities.  We also used $27.6 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations and $7.8 million for capitalized software and website development.

Financing Activities. For the six months ended June 30, 2014, net cash used in financing activities was $29.7 million. We used $46.0 million to repurchase shares of common stock. We also received $15.7 million in excess tax benefit from stock-based compensation expense and $1.5 million of proceeds from the issuance of common stock from the exercise of stock options.

For the six months ended June 30, 2013, net cash provided by financing activities was $266.5 million, primarily from the$292.5 million in proceeds from the issuance of our 0.25% convertible senior notes in May 2013, $43.6 million in proceeds from the issuance of warrants, offset by $63.5 million from the purchase of a convertible note hedge and repurchases of common stock of $32.2 million. We also received $15.9 million of proceeds from issuance of common stock from the exercise of options and recorded$10.5 million from excess tax benefit from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net loss per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$159,148	$133,461	$296,247	$250,169

Non-GAAP adjusted EBITDA	$11,729	$6,296	$11,915	$9,608
EBITDA % of net revenues	7%	5%	4%	4%

Free cash flow	$(16,329)	$(13,828)	$(37,674)	$(24,843)
Free cash flow % of net revenues	(10)%	(10)%	(13)%	(10)%

Non-GAAP net loss per share	$(0.63)	$(0.29)	$(1.45)	$(0.62)

For the three months ended June 30, 2014 and 2013, our adjusted EBITDA was $11.7 million and $6.3 million, respectively. For the six months ended June 30, 2014 and 2013, our adjusted EBITDA was $11.9 million and $9.6 million, respectively. In addition, during the three months ended June 30, 2014 and 2013, we experienced negative free cash flows of $16.3 million and

$13.8 million, respectively. In addition, during the six months ended June 30, 2014 and 2013, we experienced negative free cash flows of $37.7 million and $24.8 million, respectively. Our Non-GAAP net loss per share was $0.63 and $0.29 for the three months ended June 30, 2014 and 2013, respectively. Our Non-GAAP net loss per share was $1.45 and $0.62 for the six months ended June 30, 2014 and 2013, respectively. By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP earnings/(loss) per share to the most comparable GAAP measure, for the three and six months ended June 30, 2014 and 2013 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(27,052)	$(11,811)	$(61,266)	$(24,216)
Add back:
Interest expense	3,856	1,936	7,803	2,075
Interest and other income, net	(54)	(35)	(281)	(42)
Benefit from income taxes	(3,447)	(14,023)	(11,564)	(25,714)
Depreciation and amortization	23,712	17,580	46,517	33,318
Stock-based compensation expense	14,714	12,649	30,706	24,187
Non-GAAP Adjusted EBITDA	$11,729	$6,296	$11,915	$9,608

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net cash used in operating activities	$12,282	$11,923	$(85,191)	$(71,581)
Add back:
Interest expense	3,856	1,936	7,803	2,075
Interest and other income, net	(54)	(35)	(281)	(42)
Benefit from income taxes	(3,447)	(14,023)	(11,564)	(25,714)
Changes in operating assets and liabilities	(7,633)	2,555	98,898	103,981
Other adjustments	6,725	3,940	2,250	889
Non-GAAP Adjusted EBITDA	11,729	6,296	11,915	9,608
Less:
Purchases of property and equipment, including accrued amounts	(22,734)	(15,869)	(39,153)	(26,701)
Capitalized technology & development costs, including accrued amounts	(5,324)	(4,255)	(10,436)	(7,750)
Free cash flow	$(16,329)	$(13,828)	$(37,674)	$(24,843)

Reconciliation of Net Loss per Share to Non-GAAP Net Loss per Share	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
GAAP net loss	$(27,052)	$(11,811)	$(61,266)	$(24,216)
Add back interest expense related to:
Amortization of debt discount	2,911	1,401	5,781	1,401
Amortization of debt issuance costs	293	160	581	160
0.25% coupon	187	93	375	93
Tax effect	(438)	(770)	(1,075)	(770)
Non-GAAP net loss	$(24,099)	$(10,927)	$(55,604)	$(23,332)

GAAP diluted shares outstanding	38,438	37,775	38,470	37,405
Add back:
Dilutive effect of convertible notes	—	—	—	—
Non-GAAP shares outstanding	38,438	37,775	38,470	37,405

GAAP net loss per share	$(0.70)	$(0.31)	$(1.59)	$(0.65)
Non-GAAP net loss per share	$(0.63)	$(0.29)	$(1.45)	$(0.62)

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of June 30, 2014, our investments totaled $101.5 million, which represented approximately 87% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, American Greetings’ Webshots brand, Vistaprint, SmugMug, and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Twitter, and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr, and Photobucket;

•
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club and others offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

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

The number of people who access information about our services and our website through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in recent years and is expected to continue increasing. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties integrating our mobile applications into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as Apple or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore or Google Play, or if we face increased costs to distribute our mobile applications, our future growth and our results of operations could suffer.

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

We have website operations, offices and customer support centers in Redwood City, California, Santa Clara, California, and Tempe, Arizona and production facilities in Fort Mill, South Carolina, Phoenix, Arizona, Shakopee, Minnesota and Elmsford, New York and a new facility in Tempe, Arizona that is expected to be operational in 2015. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

If the third-party vendors who we depend upon to produce many of our products or those that deliver our product experience delays or interruptions in service, our customer experience will suffer.

Our ability to provide a high-quality customer experience depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers and third-party product and internet and communication infrastructure providers. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service, United Parcel Service and FedEx, to deliver our products to customers. Strikes, furloughs, reduced operations, increased shipping delays particularly during the holiday shopping season, or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop trusted brands, which would substantially harm our business and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. For example, our senior vice president of human resources resigned effective March 24, 2014. A lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, we must successfully integrate our new senior vice president and chief human resources officer who began in July 2014, and changes in this and other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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
We rely on Internet search engines such as Google, Yahoo! and Bing, including through the purchase of keywords related to photo-based products, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as search engine optimization and search engine marketing to improve our placement in relevant search queries. Search engines, including Google, Yahoo! and Bing, frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of search engine optimization or search engine marketing in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

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

We currently outsource some of our off-line and on-line marketing, and some of our customer service activities to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

We currently outsource some of our off-line and on-line marketing, and some of our customer service activities to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brands and harm our business and results of operations.

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

As of June 30, 2014, Shutterfly had 71 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the second quarter of the fiscal year 2014:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)
April 1, 2014 to April 30, 2014	121,540	$41.40	121,540	$60,358
May 1, 2014 to May 31, 2014	99,390	38.77	99,390	56,505
June 1, 2014 to June 30, 2014	60,700	41.78	60,700	53,968
	281,630	$40.55	281,630	$53,968

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: August 1, 2014	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2014	By:	/s/ Brian M. Regan
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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