Form 10-Q
period 2014-09-30
SHUTTERFLY INC
filed 2014-11-04
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common stock, $0.0001 par value per share	38,748,851

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$197,665	$499,084
Short-term investments	50,906	—
Accounts receivable, net	25,980	21,641
Inventories	16,279	9,629
Deferred tax asset, current portion	27,666	26,942
Prepaid expenses and other current assets	43,694	21,260
Total current assets	362,190	578,556
Long-term investments	51,739	—
Property and equipment, net	209,322	155,727
Intangible assets, net	93,944	118,621
Goodwill	396,942	397,306
Deferred tax asset, net of current portion	520	520
Other assets	14,857	15,412
Total assets	$1,129,514	$1,266,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,405	$33,656
Accrued liabilities	47,843	107,448
Deferred revenue	31,832	24,114
Total current liabilities	108,080	165,218
Convertible senior notes, net	252,224	243,493
Deferred tax liability	28,846	42,995
Other liabilities	47,510	26,341
Total liabilities	436,660	478,047
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 38,533 and 38,196 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	834,696	771,875
Accumulated other comprehensive loss	(32)	—
Accumulated earnings/(deficit)	(141,814)	16,216
Total stockholders' equity	692,854	788,095
Total liabilities and stockholders' equity	$1,129,514	$1,266,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	$142,008	$122,685	$438,255	$372,854
Cost of net revenues	89,726	71,308	249,404	204,877
Gross profit	52,282	51,377	188,851	167,977
Operating expenses:
Technology and development	33,488	27,508	97,102	78,032
Sales and marketing	42,082	36,774	128,695	109,946
General and administrative	25,639	21,717	77,289	62,518
Total operating expenses	101,209	85,999	303,086	250,496
Loss from operations	(48,927)	(34,622)	(114,235)	(82,519)
Interest expense	(4,381)	(3,609)	(12,184)	(5,684)
Interest and other income, net	102	139	383	181
Loss before income taxes	(53,206)	(38,092)	(126,036)	(88,022)
Benefit from income taxes	6,962	27,944	18,526	53,658
Net loss	$(46,244)	$(10,148)	$(107,510)	$(34,364)

Net loss per share - basic and diluted	$(1.20)	$(0.27)	$(2.79)	$(0.92)

Weighted-average shares outstanding - basic and diluted	38,453	37,814	38,470	37,541

Stock-based compensation is allocated as follows:
Cost of net revenues	$886	$646	$2,782	$1,802
Technology and development	1,320	2,459	6,196	6,843
Sales and marketing	5,591	5,774	16,837	14,030
General and administrative	5,991	5,103	18,679	15,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(46,244)	$(10,148)	$(107,510)	$(34,364)
Other comprehensive loss, net of reclassification adjustments:
Unrealized losses on investments, net	(35)	—	(53)	—
Tax benefit on unrealized losses on investments, net	14	—	21	—
Other comprehensive loss, net of tax	(21)	—	(32)	—
Comprehensive loss	$(46,265)	$(10,148)	$(107,542)	$(34,364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(107,510)	$(34,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,079	30,652
Amortization of intangible assets	25,853	22,239
Amortization of debt discount and debt issuance costs	9,610	4,592
Stock-based compensation, net of forfeitures	44,494	38,169
Loss on disposal of property and equipment and rental assets	51	10
Deferred income taxes	(14,852)	(7,988)
Tax benefit from stock-based compensation	13,713	4,745
Excess tax benefits from stock-based compensation	(14,102)	(5,385)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,338)	(1,455)
Inventories	(6,650)	(2,426)
Prepaid expenses and other current assets	(22,064)	(53,774)
Other assets	(2,391)	(7,427)
Accounts payable	(5,710)	(10,670)
Accrued and other liabilities	(62,447)	(50,735)
Deferred revenue	7,719	2,188
Other non-current liabilities	(496)	357
Net cash used in operating activities	(93,041)	(71,272)
Cash flows from investing activities:
Acquisition of business and intangible assets, net of cash acquired	—	(41,120)
Purchases of property and equipment	(56,872)	(48,550)
Capitalization of software and website development costs	(15,539)	(12,057)
Purchases of investments	(117,329)	—
Maturities and sales of investments	15,520	—
Proceeds from sale of property and equipment and rental assets	743	173
Net cash used in investing activities	(173,477)	(101,554)
Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	291,897
Proceeds from issuance of warrants	—	43,560
Purchase of convertible note hedge	—	(63,510)
Proceeds from issuance of common stock upon exercise of stock options	3,058	18,275
Repurchases of common stock	(50,520)	(32,241)
Excess tax benefits from stock-based compensation	14,102	5,385
Principal payments of capital lease and financing obligations	(1,541)	(488)
Net cash provided by / (used in) financing activities	(34,901)	262,878
Net increase / (decrease) in cash and cash equivalents	(301,419)	90,052
Cash and cash equivalents, beginning of period	499,084	245,088
Cash and cash equivalents, end of period	$197,665	$335,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2014	2013
Supplemental schedule of non-cash activities
Net increase / (decrease) in accrued purchases of property and equipment	$1,050	$(1,506)
Net increase in accrued capitalized software and website development costs	981	—
Increase in estimated fair market value of buildings under build-to-suit leases	17,575	4,552
Amount due from adjustment of net working capital from acquired business	253	73
Property and equipment acquired under capital leases	6,831	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the three and nine months ended September 30, 2014.

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
The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of September 30, 2014 and December 31, 2013.

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

Net revenues by Consumer and Enterprise categories were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenues
Consumer	$127,299	$112,695	$408,073	$347,395
Enterprise	14,709	9,990	30,182	25,459
Total net revenues	$142,008	$122,685	$438,255	$372,854

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2014 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2013	616	$23.10
Granted	—	—
Exercised	(77)	17.64
Forfeited, cancelled or expired	(9)	31.88
Balances, March 31, 2014	530	$23.75	5.2	$10,620
Granted	—	—
Exercised	(7)	18.84
Forfeited, cancelled or expired	(7)	26.84
Balances, June 30, 2014	516	$23.78	5.0	$10,505
Granted	—	—
Exercised	(96)	16.38
Forfeited, cancelled or expired	(1)	32.10
Balances, September 30, 2014	419	$25.44	4.9	$9,930
Options vested and expected to vest at September 30, 2014	415	$25.38	4.9	$9,861
Options vested at September 30, 2014	351	$23.75	4.4	$8,913

During the three and nine months ended September 30, 2014, the Company did not grant any options. The total intrinsic value of options exercised during the three months ended September 30, 2014 was $3.2 million.  Net cash proceeds from the exercise of stock options were $1.6 million and $3.1 million for the three and nine months ended September 30, 2014, respectively.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Activity

A summary of the Company’s RSU activity for the three and nine months ended September 30, 2014, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2013	3,862	$38.59
Granted	975	47.39
Vested	(897)	35.69
Forfeited	(183)	43.11
Awarded and unvested, March 31, 2014	3,757	$41.34
Granted	185	41.21
Vested	(177)	34.37
Forfeited	(124)	39.88
Awarded and unvested, June 30, 2014	3,641	$41.86
Granted	233	48.12
Vested	(125)	38.63
Forfeited	(138)	41.18
Awarded and unvested, September 30, 2014	3,611	$42.40
RSUs expected to vest, September 30, 2014	3,229

Included in the RSU grants for the nine months ended September 30, 2014, are 387,000 RSUs that have both performance criteria tied to the Company’s 2014 financial performance and four year service criteria, as well as grants made to the CEO that vest upon the achievement of multi-year financial performance-based and shareholder return-based goals (“PBRSUs”). Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2014 and 2013, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2014, the Company had $100.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

Note 3 — Net Loss Per Share

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted stock units and incremental shares of common stock issuable upon the exercise of stock options, conversion of warrants, and the impact of convertible debt.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the net loss per share for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss per share:
Numerator
Net loss	$(46,244)	$(10,148)	$(107,510)	$(34,364)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	38,453	37,814	38,470	37,541
Net loss per share — basic and diluted	$(1.20)	$(0.27)	$(2.79)	$(0.92)

Note 4 — Investments

At September 30, 2014, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$50,914	$9	$(17)	$50,906
Agency securities	—	—	—	—
Total short-term investments	$50,914	$9	$(17)	$50,906
Long-term investments
Corporate debt securities	$31,016	$5	$(35)	$30,986
Agency securities	18,970	—	(15)	18,955
US Government securities	1,798	—	—	1,798
Total long-term investments	$51,784	$5	$(50)	$51,739

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2014 and no impairments were recorded in the period. The Company had no material realized gains or losses during the nine months ended September 30, 2014.

The following table summarizes the contractual maturities of the Company's investments as of September 30, 2014 (in thousands):

September 30, 2014
One year or less	$50,906
One year through three years	51,739
$102,645

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of September 30, 2014.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	September 30, 2014	December 31, 2013
Level 1 Securities:
Money market funds	$11,589	$—
Level 2 Securities:
Agency securities	18,955	—
Corporate debt securities	81,892	—
US Government securities	1,798	—
Total cash equivalents and investments	$114,234	$—

The Company did not have any money market funds or investments as of December 31, 2013.

Convertible Senior Notes

As of September 30, 2014, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	September 30, 2014	December 31, 2013
Convertible senior notes	$287,667	$237,066

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2014	December 31, 2013
	(in thousands)
Intra-period deferred tax asset	$17,387	$—
Deferred costs	6,558	4,915
Prepaid service contracts – current portion	6,334	5,044
Other prepaid expenses and current assets	13,415	11,301
	$43,694	$21,260

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

	September 30, 2014	December 31, 2013
	(in thousands)
Other assets	$14,857	$15,412

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts.

Property and Equipment, Net

	September 30, 2014	December 31, 2013
	(in thousands)
Computer and other equipment	$182,828	$182,491
Software	22,099	19,719
Leasehold improvements	54,427	17,702
Buildings under build-to-suit leases	34,027	16,452
Rental equipment	10,588	11,943
Furniture and fixtures	14,697	8,391
Capitalized software and website development costs	84,014	66,196
	402,680	322,894
Less: Accumulated depreciation and amortization	(193,358)	(167,167)
Net property and equipment	$209,322	$155,727

Building value of $34.0 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 9 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Computer and other equipment is approximately $13.8 million of capital lease obligations for various pieces of manufacturing facility and computer equipment. Accumulated depreciation of assets under capital lease totaled $2.0 million at September 30, 2014.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $16.9 million and $11.4 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense totaled $46.1 million and $30.7 million for the nine months ended September 30, 2014 and 2013, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued compensation	$12,898	$14,872
Accrued production costs	8,500	34,525
Accrued marketing expenses	8,251	26,203
Accrued consulting	4,348	4,548
Accrued purchases	4,097	3,723
Accrued income and sales taxes	3,193	16,465
Capital lease obligations	2,766	1,530
Accrued other	3,790	5,582
	$47,843	$107,448

Other Liabilities

	September 30, 2014	December 31, 2013
	(in thousands)
Other liabilities	$47,510	$26,341

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of September 30, 2014, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Liability component:
Principal	$300,000	$300,000
Less: debt discount, net of amortization	(47,776)	(56,507)
Net carrying amount	$252,224	$243,493

Equity component (1)	$63,510	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
0.25% coupon	$187	$188	$562	$281
Amortization of debt issuance costs	297	260	878	420
Amortization of debt discount	2,951	2,771	8,732	4,172
	$3,435	$3,219	$10,172	$4,873

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In the nine months ended September 30, 2014, the Company repurchased 1,041,638 shares of its outstanding common stock at an average price of $48.50 per share for a total of $50.5 million.
In 2013, the Company repurchased 70,313 shares of its outstanding common stock at an average price of $31.87 per share for a total of $2.2 million.

All repurchased shares of common stock have been retired.

Note 9 — Commitments and Contingencies

Build-to-Suit Leases

During the year ended December 31, 2013, the Company executed a lease for a new 217,000 square foot production facility in Shakopee, Minnesota. This facility will provide additional production capacity. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the landlord incurred $13.8 million and $7.0 million of building construction costs, including capitalized interest, which the Company has recorded as an asset, with a corresponding construction financing obligation, as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.

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

Also during the year ended December 31, 2013, the Company executed a lease for a new 217,000 square foot production facility in Tempe, Arizona. This facility will consolidate all of the Company's locations in the greater Phoenix area, including the recently acquired R&R Images facility, as well as offer flexibility for future expansion, and is expected to become operational during 2015. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. In April 2014, the lease agreement was amended to increase the square footage of the facility from 217,000 square feet to 237,000 square feet. During the nine months ended September 30, 2014, the landlord incurred $3.8 million of building construction costs which the Company has recorded as an asset, with a corresponding construction financing obligation, as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period. Upon completion of the construction of the facility in Tempe, Arizona, the Company will evaluate the de-recognition of the asset and liability under the provisions of ASC 840.40 Leases - Sale-Leaseback Transactions.

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through September 30, 2014, the Company has not drawn on the credit facility.

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of September 30, 2014, the Company is in compliance with these covenants.

Amounts repaid under the Facility may be reborrowed. The revolving loan facility matures on the fifth anniversary of its closing and is payable in full upon maturity. The Company intends to use the new Facility from time to time for general corporate purposes, working capital and potential acquisitions.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of 2014, we received bids by several outside parties to acquire the Company. With the help of outside legal and financial advisors, the Board of Directors undertook a deliberate and thoughtful evaluation of all aspects of the various offers. Based upon this review, the Board of Directors unanimously concluded that it was in the best interest of all stakeholders to remain independent at this time. The Board will continue to exercise its fiduciary responsibility to shareholders and will evaluate all credible offers and strategic alternatives with a goal of maximizing long-term shareholder value.

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

Results of Operations

The following table presents the components of our income statement as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%
Cost of net revenues	63%	58%	57%	55%
Gross profit	37%	42%	43%	45%
Operating expenses:
Technology and development	24%	22%	22%	21%
Sales and marketing	30%	30%	29%	29%
General and administrative	18%	18%	18%	17%
Total operating expenses	72%	70%	69%	67%
Loss from operations	(35)%	(28)%	(26)%	(22)%
Interest expense	(3)%	(3)%	(3)%	(2)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(38)%	(31)%	(29)%	(24)%
Benefit from income taxes	5%	23%	4%	14%
Net loss	(33)%	(8)%	(25)%	(10)%

Comparison of the Three Month Periods Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$127,299	$112,695	$14,604	13%
Enterprise	14,709	9,990	4,719	47%
Total net revenues	142,008	122,685	19,323	16%
Cost of net revenues	89,726	71,308	18,418	26%
Gross profit	$52,282	$51,377	$905	2%
Percentage of net revenues	37%	42%	—	—

Key Metrics
Customers	2,517	2,381	136	6%
Orders	4,156	3,877	279	7%
Average order value	$30.63	$29.07	$1.56	5%

Net revenues increased $19.3 million, or 16%, for the three months ended September 30, 2014 as compared to the same period in 2013. Consumer net revenues increased $14.6 million, or 13%, in the three months ended September 30, 2014 compared to the same period in 2013.  The increase in Consumer net revenues was primarily a result of increased sales of cards and stationery and photobooks, mobile revenue, and revenue from our BorrowLenses brand which was not included in the three months ended September 30, 2013.  The increase is also reflected in the increases in all of our key metrics in three months ended September 30, 2014, as compared to the same period in 2013, as noted above. Enterprise revenues increased $4.7 million, or 47%, in the three months ended September 30, 2014 compared to the same period in 2013. The increase in enterprise revenue is primarily due to the expansion of projects with existing customers.

Cost of net revenues increased $18.4 million, or 26%, for the three months ended September 30, 2014 as compared to the same period in 2013. As a percentage of net revenues, cost of net revenues increased to 63% in the three months ended September 30, 2014 from 58% in the same period in 2013, which decreased gross margin to 37% in the three months ended September 30, 2014 from 42% in the same period in 2013. Overall, the decrease in gross margin percentage from the same period a year ago is largely driven by the start-up expenses of our new Shakopee, Minnesota production facility; increases in our customer service labor and training costs as we have brought employees on-board earlier than the prior year, and a higher mix of enterprise revenues. On a year over year basis, these items reduced our gross profit by approximately $2.0 million.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Technology and development	$33,488	$27,508	$5,980	22%
Percentage of net revenues	24%	22%	—	—
Sales and marketing	$42,082	$36,774	$5,308	14%
Percentage of net revenues	30%	30%	—	—
General and administrative	$25,639	$21,717	$3,922	18%
Percentage of net revenues	18%	18%	—	—

Our technology and development expense increased $6.0 million, or 22%, for the three months ended September 30, 2014, compared to the same period in 2013. As a percentage of net revenues, technology and development expense increased to 24% in the three months ended September 30, 2014 compared to 22% in the three months ended September 30, 2013. The overall increase was primarily due to an increase of $2.6 million in depreciation expense and an increase of $2.0 million in personnel and related costs due to increased headcount. The increase in technology and development expense was also due to an increase of $1.8 million in professional fees, and an increase of $1.8 million in facility costs primarily from co-location services. These factors were partially offset by an increase of $1.4 million in software and website development costs capitalized and a decrease in stock-based compensation expense of $0.9 million in the current period compared to the same period in the prior year.

At September 30, 2014, headcount in technology and development increased by 13% compared to September 30, 2013, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended September 30, 2014, we capitalized $5.7 million in eligible salary and consultant costs, including $0.7 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $4.3 million capitalized in the three months ended September 30, 2013, which included $0.4 million of stock-based compensation expense.

Our sales and marketing expense increased $5.3 million, or 14%, in the three months ended September 30, 2014 compared to the same period in 2013. As a percentage of net revenues, total sales and marketing expense remained flat at 30% in the three months ended September 30, 2014 and 2013. The increase in sales and marketing expense was primarily due to an increase of $4.0 million related to our integrated marketing campaigns. The increase was also due to the expansion of our internal marketing team which contributed to an increase of $1.2 million in personnel and related costs and an increase of $0.2 million additional intangible asset amortization from acquisitions.This was partially offset by a decrease of $0.2 million in stock-based compensation expense.

Our general and administrative expense increased $3.9 million, or 18%, in the three months ended September 30, 2014 as compared to the same period in 2013. As a percentage of net revenues, general and administrative expense remained flat at 18% for each of the three months ended September 30, 2014 and September 30, 2013. The increase in general and administrative expense was primarily due to an increase of $0.9 million in depreciation and amortization expense, an increase of $0.9 million in stock-based compensation expense, an increase of $0.8 million in personnel related costs as a result of increased headcount, an increase in facility costs of $0.6 million, and an increase in professional fees of $0.5 million. The increase was also attributable to an increase of $0.3 million in credit card fees which was driven by the increase in Consumer net revenues as compared to the prior year. The increase was partially offset by proceeds from intellectual property license agreements of $0.2 million.

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)
Interest expense	$(4,381)	$(3,609)	$(772)
Interest and other income, net	102	139	(37)

Interest expense consists of interest on our convertible senior notes, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our production facilities in Fort Mill, South

Carolina and Shakopee, Minnesota. Interest expense was $4.4 million for the three months ended September 30, 2014 compared to $3.6 million during the same period a year ago.

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Income tax benefit	$6,962	$27,944
Effective tax rate	13%	73%

 We recorded an income tax benefit of $7.0 million and $27.9 million for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 13% for the three months ended September 30, 2014, compared to 73% for the three months ended September 30, 2013. Factors that impacted the effective tax rate include the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Loss before income taxes	$(53,206)	$(38,092)	$(15,114)	40%
Net loss	(46,244)	(10,148)	(36,096)	356%
Percentage of net revenues	(33)%	(8)%	—	—

During the three months ended September 30, 2014, net loss was $46.2 million, an increase of $36.1 million as compared to a net loss of $10.1 million the same period in 2013. As a percentage of net revenues, net loss increased to 33% for the three months ended September 30, 2014 from 8% for the three months ended September 30, 2013.

Comparison of the Nine Month Periods Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$408,073	$347,395	$60,678	17%
Enterprise	30,182	25,459	4,723	19%
Total net revenues	438,255	372,854	65,401	18%
Cost of net revenues	249,404	204,877	44,527	22%
Gross profit	$188,851	$167,977	$20,874	12%
Percentage of net revenues	43%	45%	—	—

Net revenues increased $65.4 million, or 18%, for the nine months ended September 30, 2014 as compared to the same period in 2013. Consumer net revenues increased $60.7 million, or 17%, in the nine months ended September 30, 2014 compared to the same period in 2013. The increase in Consumer net revenues was primarily a result of increased sales of photobooks, cards and stationery, photo-based merchandise, and revenue from our MyPublisher and BorrowLenses brands, which was not included in the nine months ended September 30, 2013. Enterprise revenues increased $4.7 million, or 19%, for the nine months ended September 30, 2014 compared to September 30, 2013. The increase in enterprise revenue is primarily due to the expansion of projects with existing customers.

Cost of net revenues increased $44.5 million, or 22%, for the nine months ended September 30, 2014 as compared to the same period in 2013. As a percentage of net revenues, cost of net revenues increased to 57% in the nine months ended September 30, 2014 from 55% in the same period in 2013, which decreased gross margin to 43% in the nine months ended September 30, 2014 from 45% in the same period in 2013. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products, and higher depreciation, increased equipment lease costs, and headcount expenses related to our Fort Mill, South Carolina and Shakopee, Minnesota manufacturing facilities.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Technology and development	$97,102	$78,032	$19,070	24%
Percentage of net revenues	22%	21%	—	—
Sales and marketing	$128,695	$109,946	$18,749	17%
Percentage of net revenues	29%	29%	—	—
General and administrative	$77,289	$62,518	$14,771	24%
Percentage of net revenues	18%	17%	—	—

Our technology and development expense increased $19.1 million, or 24%, for the nine months ended September 30, 2014, compared to the same period in 2013. As a percentage of net revenues, technology and development expense increased to 22% in the nine months ended September 30, 2014 from 21% in the nine months ended September 30, 2013. The overall increase was primarily due to an increase of $8.2 million in personnel and related costs due to increased headcount. The increase in technology and development expense was also due to an increase of $7.3 million in depreciation expense, an increase of $4.3 million in professional fees, and an increase of $2.9 million in facility costs primarily from co-location services. These factors were partially offset by an increase of $3.9 million in software and website development costs capitalized and a decrease of $0.5 million in stock-based compensation expense in the current period compared to the same period in the prior year.

In the nine months ended September 30, 2014, we capitalized $15.7 million in eligible salary and consultant costs, including $1.5 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $11.8 million capitalized in the nine months ended September 30, 2013, which included $1.3 million of stock-based compensation expense.

Our sales and marketing expense increased $18.7 million, or 17%, in the nine months ended September 30, 2014 compared to the same period in 2013. As a percentage of net revenues, total sales and marketing expense remained flat at 29% for the nine months ended September 30, 2014 and September 30, 2013. The increase was primarily due to an increase of $10.0 million related to our integrated marketing campaigns. The increase in sales and marketing expense was also due to the expansion of our internal marketing team which contributed to an increase of $3.8 million in personnel and related costs and an increase of $2.8 million in stock-based compensation expense . The increase was also attributable to an increase of $1.5 million in intangible asset amortization from acquisition related intangibles, and an increase of $0.5 million in professional fees.

Our general and administrative expense increased $14.8 million, or 24%, in the nine months ended September 30, 2014 as compared to the same period in 2013. As a percentage of net revenues, general and administrative expense increased to 18% in the nine months ended September 30, 2014 from 17% in the nine months ended September 30, 2013. The increase in general and administrative expense was primarily due to an increase of $3.5 million in personnel related costs, an increase of $3.4 million in depreciation and amortization expense, and an increase of $3.2 million in stock-based compensation expense as a result of increased headcount. The increase was also attributable to an increase of $1.8 million in facilities costs and an increase of $1.6 million in credit card fees which was driven by the increase in Consumer net revenues as compared to the prior year, and an increase in professional fees of $1.3 million. This is partially offset by proceeds from intellectual property license agreements of $0.4 million. Also included in general and administrative expense for the nine months ended September 30, 2014 is approximately $1.0 million in fees associated with our evaluation of various inbound offers to acquire the Company.

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
Interest expense	$(12,184)	$(5,684)	$(6,500)
Interest and other income, net	383	181	202

Interest expense consists of interest on our convertible senior notes issued in May 2013, issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our production facilities in Fort Mill, South Carolina and Shakopee, Minnesota. Interest expense was $12.2 million for the nine months ended September 30, 2014 compared to $5.7 million during the same period a year ago.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Income tax benefit	$18,526	$53,658
Effective tax rate	15%	61%

 We recorded an income tax benefit of $18.5 million and $53.7 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 15% for the nine months ended September 30, 2014, compared to 61% for the nine months ended September 30, 2013. Factors that impacted the effective tax rate include the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Loss before income taxes	$(126,036)	$(88,022)	$(38,014)	43%
Net loss	(107,510)	(34,364)	(73,146)	213%
Percentage of net revenues	(25)%	(10)%	—	—

During the nine months ended September 30, 2014, net loss was $107.5 million, an increase of $73.1 million as compared to a net loss of $34.4 million the same period in 2013. As a percentage of net revenues, net loss increased to 25% for the nine months ended September 30, 2014 from 10% for the nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, we had $197.7 million of cash and cash equivalents and $102.6 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, during the year ended December 31, 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility to provide up to $200.0 million in additional capital resources. As of September 30, 2014, no amounts have been drawn against this facility.

Below is our cash flow activity for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$56,872	$48,550
Capitalization of software and website development costs	15,539	12,057
Cash flows used in operating activities	(93,041)	(71,272)
Cash flows used in investing activities	(173,477)	(101,554)
Cash flows provided by / (used in) financing activities	(34,901)	262,878

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, and coupon payments for our 0.25% convertible senior notes for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

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

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Technology equipment and software	$31,070	$24,002
Percentage of total capital expenditures	42%	41%
Manufacturing equipment and building improvements	23,445	23,042
Percentage of total capital expenditures	31%	39%
Capitalized technology and development costs	16,520	12,057
Percentage of total capital expenditures	22%	20%
Rental equipment	3,407	—
Percentage of total capital expenditures	5%	—%
Total capital expenditures	$74,442	$59,101
Total capital expenditures percentage of net revenues	17%	16%

Operating Activities. For the nine months ended September 30, 2014, net cash used in operating activities was $93.0 million, primarily due to our net loss of $107.5 million and the net change in operating assets and liabilities of $96.4 million. Net cash used in operating activities was adjusted for non-cash items including $44.5 million of stock-based compensation expense, $46.1 million of depreciation and amortization expense, $25.9 million of amortization of intangible assets and $14.9 million benefit from deferred income taxes.

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

Investing Activities. For the nine months ended September 30, 2014, net cash used in investing activities was $173.5 million.  We used $117.3 million to purchase investments. We also used $56.9 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations and $15.5 million for capitalized software and website development. This was partially offset by proceeds from the sale of investments of $15.5 million.

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

Financing Activities. For the nine months ended September 30, 2014, net cash used in financing activities was $34.9 million. We used $50.5 million to repurchase shares of our common stock. We also recorded $14.1 million in excess tax benefit from stock-based compensation expense and $3.1 million of proceeds from the issuance of common stock from the exercise of stock options.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net loss per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$142,008	$122,685	$438,255	$372,854

Non-GAAP adjusted EBITDA	$(9,724)	$(1,067)	$2,191	$8,541
EBITDA % of net revenues	(7)%	(1)%	—%	2%

Free cash flow	$(34,577)	$(25,717)	$(72,251)	$(50,560)
Free cash flow % of net revenues	(24)%	(21)%	(16)%	(14)%

Non-GAAP net loss per share	$(1.12)	$(0.24)	$(2.57)	$(0.86)

For the three months ended September 30, 2014 and 2013, our adjusted EBITDA was $(9.7) million and $(1.1) million, respectively. For the nine months ended September 30, 2014 and 2013, our adjusted EBITDA was $2.2 million and $8.5 million, respectively. In addition, during the three months ended September 30, 2014 and 2013, we experienced negative free cash flows of $34.6 million and $25.7 million, respectively. In addition, during the nine months ended September 30, 2014 and 2013, we experienced negative free cash flows of $72.3 million and $50.6 million, respectively. Our Non-GAAP net loss per share was $1.12 and $0.24 for the three months ended September 30, 2014 and 2013, respectively. Our Non-GAAP net loss per share was $2.57 and $0.86 for the nine months ended September 30, 2014 and 2013, respectively. By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP earnings/(loss) per share to the most comparable GAAP measure, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(46,244)	$(10,148)	$(107,510)	$(34,364)
Add back:
Interest expense	4,381	3,609	12,184	5,684
Interest and other income, net	(102)	(139)	(383)	(181)
Benefit from income taxes	(6,962)	(27,944)	(18,526)	(53,658)
Depreciation and amortization	25,415	19,573	71,932	52,891
Stock-based compensation expense	13,788	13,982	44,494	38,169
Non-GAAP Adjusted EBITDA	$(9,724)	$(1,067)	$2,191	$8,541

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net cash used in operating activities	$(7,850)	$309	$(93,041)	$(71,272)
Add back:
Interest expense	4,381	3,609	12,184	5,684
Interest and other income, net	(102)	(139)	(383)	(181)
Benefit from income taxes	(6,962)	(27,944)	(18,526)	(53,658)
Changes in operating assets and liabilities	(2,521)	19,961	96,377	123,942
Other adjustments	3,330	3,137	5,580	4,026
Non-GAAP Adjusted EBITDA	(9,724)	(1,067)	2,191	8,541
Less:
Purchases of property and equipment, including accrued amounts	(18,769)	(20,343)	(57,922)	(47,044)
Capitalized software and website development costs, including accrued amounts	(6,084)	(4,307)	(16,520)	(12,057)
Free cash flow	$(34,577)	$(25,717)	$(72,251)	$(50,560)

Reconciliation of Net Loss per Share to Non-GAAP Net Loss per Share	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP net loss	$(46,244)	$(10,148)	$(107,510)	$(34,364)
Add back interest expense related to:
Amortization of debt discount	2,951	2,771	8,732	4,172
Amortization of debt issuance costs	297	260	878	420
0.25% coupon	187	188	562	281
Tax effect	(395)	(2,046)	(1,470)	(2,816)
Non-GAAP net loss	$(43,204)	$(8,975)	$(98,808)	$(32,307)

GAAP diluted shares outstanding	38,453	37,814	38,470	37,541
Add back:
Dilutive effect of convertible notes	—	—	—	—
Non-GAAP shares outstanding	38,453	37,814	38,470	37,541

GAAP net loss per share	$(1.20)	$(0.27)	$(2.79)	$(0.92)
Non-GAAP net loss per share	$(1.12)	$(0.24)	$(2.57)	$(0.86)

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of September 30, 2014, our investments totaled $102.6 million, which represented approximately 90% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 10%, 9% and 7% of total net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate that total capital expenditures for the year ending December 31, 2014 will range from 9.5% to 10.5% of 2014 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina, Phoenix, Arizona, Shakopee, Minnesota or Elmsford, New York production facilities, could delay production or shipment of our products. For example, our new facility in Shakopee, Minnesota, which opened in July 2014, has never been tested during our fourth quarter peak production cycle. In addition, variations in weather, particularly heavy rain and snow could also impair production. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, Webshots, Vistaprint, SmugMug, and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Twitter, and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Picasa, Flickr, Imgur, and Photobucket;

•
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, Target, and others offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

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

•	Photo-related software companies such as Apple, Microsoft, Adobe, Corel, and FotoFlexer;

•	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

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

Our Enterprise business customers are concentrated.

Our Enterprise business is apart from our core business and we have less experience managing it.  The Enterprise business is highly concentrated in a few large customers.  Uncertain economic conditions and other factors, may cause certain large customers to terminate or reduce their orders for services. The loss of any one or more of those large customers could decrease Enterprise revenues and harm its current and future operating results. Acquiring new, large customers and orders requires particularly long implementation periods and other significant upfront costs, which may adversely affect Enterprise revenues.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2013 acquisitions of BorrowLenses LLC, R&R Images, Inc. and MyPublisher, Inc. and our 2012 acquisitions of ThisLife, Inc., Penguin Digital, Inc. and Photoccino, Ltd. and certain assets of Eastman Kodak Company. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. For example, in March 2013, we filed a complaint for damages and injunctive relief, which was dismissed in April 2014, alleging that Eastman Kodak failed to comply with the non-compete provisions of the transfer agreement that it had entered into with us in April 2012. And in October 2013, we acquired BorrowLenses LLC, an online photography and video equipment rental business, which is a new business model for us to integrate and may present different challenges. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. During 2014, we migrated the computer hardware necessary to operate our website to a new location in Las Vegas, Nevada.  We also have computer hardware located in our production facilities in Fort Mill, South Carolina, Phoenix, Arizona, and Elmsford, New York.  Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, Santa Clara is located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

As of September 30, 2014, Shutterfly had 74 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

We respond on a case-by-case basis and where appropriate may send cease and desist letters or commence opposition actions and litigation. For example, in July 2013, we filed a complaint for damages and injunctive relief, which was settled in July 2014, alleging that Interactive Memories, Inc. (dba "Mixbook") infringed two of our patents. However, we cannot ensure that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers' perception of our brands, products, and services. Any claims or consumer confusion related to our marks could damage our reputation and brands and substantially harm our business and results of operations.

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

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, a majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their e-mail address. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. Our use of cloud-based services could also increase the risk of security breaches as cyber attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the third quarter of the fiscal year 2014:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)
July 1, 2014 to July 31, 2014	73,826	$47.09	73,826	$50,492
August 1, 2014 to August 31, 2014	21,147	47.87	94,973	49,480
September 1, 2014 to September 30, 2014	—	—	94,973	49,480
	94,973	$47.26	94,973	$49,480

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: November 3, 2014	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2014	By:	/s/ Brian M. Regan
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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