Form 10-K
period 2014-12-31
SHUTTERFLY INC
filed 2015-02-18
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑

As of June 30, 2014, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price of our Common Stock on June 30, 2014 as reported on the NASDAQ Global Select Market was $1,653,803,439.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2015
Common stock, $0.0001 par value per share	37,749,639

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to our 2015 Annual Meeting of the Stockholders (the “Proxy Statement”) have been incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K, as specified in the responses to the item numbers involved. Except for information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Shutterfly, Inc.

PART I

Except for historical financial information contained herein, the matters discussed in this annual report on Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified in this annual report on Form 10-K under “Risk Factors;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We operate trusted premium lifestyle brands: Shutterfly, Tiny Prints, Wedding Paper Divas, ThisLife, MyPublisher and BorrowLenses.

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

Tiny Prints is the leading online cards and stationery boutique, offering stylish announcements, invitations and personal stationery for every occasion. Started by three friends with big dreams and a passion for beautiful paper, Tiny Prints has grown from a tiny self-funded company specializing in unique baby stationery to a booming online destination for stylish stationery, for every occasion. Customers (celebrities and top designers alike) seek us out for our fresh designs, premium paper and exceptional customer service. Tiny Prints makes it easy for customers to connect, keep in touch and transform life's joys into lasting impressions.

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

ThisLife is a new service that gathers and organizes photos and videos and makes it easy to find, share and enjoy them anywhere. Its smart technology includes facial recognition, search functionality and easy photo importing. With ThisLife, our customers can easily manage their photos and find just the ones they want to turn into Shutterfly photo books, cards and gifts.

MyPublisher is where our customers can create custom photo books, share great memories and tell their stories using their own photos. MyPublisher allows our customers to create, customize and share all of their favorite moments. We have a variety of book sizes for any occasion from our smallest Mini Books and Pocketbooks to our larger Classic Hardcovers and Deluxe Hardcovers.

BorrowLenses is a premier online marketplace for high-quality photographic and video equipment rentals. This service includes photo and video equipment rentals, sales of used photo and video equipment, exceptional customer service and dependable and convenient shipping and pick-up options.

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Fort Mill, South Carolina, Phoenix, Arizona, and Shakopee, Minnesota production facilities. In 2013, we entered into a lease for a new production facility in Tempe, Arizona, which is expected to be operational in 2015.  By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter.

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

Segment Information

Our reportable segments are Consumer and Enterprise.

Consumer

Our Consumer revenues include sales from all of our brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, and the related shipping revenues as well as rental revenue from our BorrowLenses brand.  Included in our photo-based merchandise are items such as mugs, iPhone cases, mouse pads, desktop plaques and puzzles.  Photo prints consist of wallet, 4x6, 5x7, 8x10, and large format sizes.  In addition, Consumer revenues also include revenues from advertising and sponsorship activities. We also provide website services which include our share platform called Share Sites and our recently launched enhanced cloud service, called ThisLife. Consumer revenues as a percentage of total net revenues were 95% in 2014, 95% in 2013 and 96% in 2012.

Enterprise

Our Enterprise revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats. We provide Enterprise services primarily to the direct marketing industry, which allows us to use available manufacturing capacity during low volume periods and to leverage our large installed base of digital presses. Enterprise revenues as a percentage of total net revenues were 5% in 2014, 5% in 2013 and 4% in 2012.

For financial information about each segment, see Part II, Item 7 of this annual report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Basis of Presentation” and Part II, Item 8 of this annual report on Form 10-K, “Financial Statements and Supplementary Data−Notes to Consolidated Financial Statements−Note 13−Segment

Reporting.” For a discussion of the operational risks associated with each business segment, see Part I, Item 1A of this annual report on Form 10-K, “Risk Factors.”

Business and Marketing Strategy

To support our business strategies within the Consumer segment, we use a variety of integrated marketing programs, including advertising, direct marketing technologies, and strategic alliances, including direct marketing over the Internet, e-mail marketing to prospects and existing customers, search engine marketing, strategic marketing relationships, traditional direct marketing mailings such as postcards and seasonal catalogs, and a national cable TV campaign during the holiday season. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brands on the products and packaging provides ongoing viral advertising. We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines. Within this segment, we seek to drive the following strategies:

•	Continue to grow and optimize our core brands.

We have a primary strategy to grow our core Shutterfly and Tiny Prints brands by acquiring new customers, expanding the lifetime value of our existing customers, improving conversion rates, and introducing innovative new products. During 2014, we increased total transacting customers 14%, and we launched several new products including ¾ folded cards, premium card options like foil-stamping and edge treatments, and metal and glass prints. We also introduced laser-cut cards and letterpress on our Tiny Prints brand. In addition, we introduced a new shopping experience for our Home Décor collection called Design Studio. Design Studio supports ecommerce and conversion by enabling a more personalized and tailored shopping experience by room, style, or decoration, as well as adding styling tips and do-it-yourself ideas. In 2013, we acquired BorrowLenses and MyPublisher and began to introduce their customer base to the other products and services of our Shutterfly and Tiny Prints brands. In 2012, we acquired over five billion of Kodak Gallery customer photos and migrated those customers onto the Shutterfly platform. Our Share Sites platform, as well as our integrated marketing campaigns and Internet marketing are also a significant source of our new customer registrations.

In 2015, we are beginning a 15 to 18 month process to build the next generation of Shutterfly: a world-class memory management service connected to our personalized e-commerce solutions. This project will incorporate our ThisLife service directly into Shutterfly.com and consolidate our ThisLife and Shutterfly mobile apps. We believe this will enable the company to accelerate the rate of adoption of ThisLife’s features and functionality through a simpler customer experience (one service, one site, one set of apps, and one well-known brand) and drive greater usage and monetization. In addition, we intend to move the TinyPrints and Wedding Paper Divas technology base to this new Shutterfly platform.  Currently, we are duplicating investments in the Cards & Stationery and Photo Gift/Home Décor businesses across two distinct technology platforms, forcing us to make trade-offs on features and functionality which increases time to market, cost and complexity. We will continue to invest in the Tiny Prints and Wedding Paper Divas brands and consumer facing capabilities but our brands will be supported by a common set of shared technology services, including cart, checkout, creation paths, login, address book and media storage platform.

•	Invest in early stage strategic growth initiatives.

We have made investments in key, early stage initiatives. In 2014, we acquired Groovebook, a mobile photo book app subscription service that sends customers a keepsake book of their mobile phone photos each month. Groovebook continues our commitment to offering customers dynamic mobile experiences and options for preserving their memories. Also in 2014, We continued to improve our mobile experience adding new features and functionality to our existing apps on iOS, Android and Kindle devices. We completely redesigned our Share sites iPhone app, added new styles, fonts and a dust cover options to our Photo Story iPad app which we originally launched in 2013, and unveiled a “Super Simple Book” creation path on our Shutterfly iPhone app, providing mobile users the ability to create, personalize and order a 20-page, 8x8 hardcover photo books in just minutes. We also launched our first Tiny Prints mobile app allowing customers to explore, create and send customized holiday cards, stationery, and gifts from their iPad.

In 2015, we decided to discontinue the Treat brand. Treat was originally launched as an early stage growth initiative over three years ago, and during that time we invested in building a distinct one-to-one card experience that has delighted our customers, but that failed to attract a large enough standalone user base.  Therefore, beginning on March 18, 2015, customers will no longer be able to place an order on Treat.com or access the Treat mobile app. However they will be redirected to Shutterfly.com where we will enhance the one-to-one card experience under our flagship brand identity.

We intend to continue our efforts to make improvements in our platform and infrastructure including our big data strategy and analytics, e-commerce development, and manufacturing scale and automation. In particular, the scale and scope economies from our vertically integrated manufacturing and supply chain enable us to extend our competitive position and improve overall customer satisfaction, further strengthening the barriers to success in our industry. In August 2014, we opened our new production facility in Shakopee, Minnesota, which provides us with production facilities in the Midwest, to round out our current West and East capabilities. Also in August, 2014, we began construction of our new Tempe, Arizona production facility which is expected to be operational in mid-2015, and which will consolidate all of our Arizona operations. In June 2013, we opened our new state-of-the-art production facility located in Fort Mill, South Carolina, tripling our Southeast manufacturing footprint, reducing the time to market for new product introductions and enabling greater in-sourcing of our order volumes. We believe that this expanded manufacturing footprint provides a level of redundancy in our manufacturing network and supply chain, further supports our scale needs and fulfillment strategies, and ultimately increases customer satisfaction levels.

In 2015, we decided to close our manufacturing operations at the Elmsford, NY facility which was acquired with the MyPublisher acquisition. Although the Elmsford team produced a high quality product, the small size of the facility relative to our other facilities limited its ability to scale and drive efficiencies. Over the next few months, the manufacturing work done in Elmsford will be transitioned to our Fort Mill, Phoenix and Shakopee facilities.  We will officially cease manufacturing operations and customer service in Elmsford at the end of July 2015.  While the back-end manufacturing operations for MyPublisher will be distributed to our three larger facilities, the MyPublisher brand will continue to operate as a key part of our portfolio of brands, with business, technology, and marketing operations remaining in Elmsford and New York City.

•	Expand and enhance our brand equity.

We seek to delight our customers by offering robust solutions and to expand and enhance our brand equity through all consumer touch points - marketing, business development, multi-brand site experiences and customer service. Throughout 2014, we deployed dozens of highly integrated channel campaigns with a balance of direct response and brand awareness that generated increased marketing efficiencies and enabled the company to reach new levels of brand awareness and engagement. For example, in April, we announced a cause marketing relationship with Baby2Baby, a non-profit that supports low income babies and families, with a Mother’s Day event that included celebrity moms Molly Sims, Rachel Zoe and Nicole Richie. We also partnered with leading lifestyle brands like Nordstrom, Banana Republic, GAP, Pottery Barn, Southern Living, as well as mainstream brands such as Macy’s, Kellogg’s, Babies R Us, Fisher Price and McDonalds to launch innovative co-branded marketing campaigns. At our Tiny Prints and Wedding Paper Divas brands, we added celebrity designers such as Marchesa, Claire Pettibone and Victoria Justice to our lineup of designers. During 2014, we also expanded our catalog distribution to new and prospective customers and launched a new television campaign targeting new customers from our core demographic on various cable channels. We also continue to work closely with our key advertising partners, participating in new programs such as Facebook’s commerce program, Pinterest’s new Partners program and Google’s cross device conversion program. We believe these efforts will drive increased awareness of our brands and our product offerings, as well as increase the engagement of existing customers.

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

Enterprise

In Enterprise, we continue to expand programs with existing customers while also targeting new customers. We continue to focus our efforts in expanding our presence in this market. To support our Enterprise segment, we have hired a small sales force to engage with marketing fulfillment organizations and advertisers for Enterprise services.

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

Production system. We operate our own production facilities in Fort Mill, South Carolina, Phoenix, Arizona, and Shakopee, Minnesota. Our automated production system controls our production processes, including order management and pick, pack and ship operations. Using proprietary algorithms, the production system analyzes tens of thousands of orders daily and automates the workflow into our state-of-the-art digital presses.

Competition

The market for digital photography products and services is large, evolving, and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

●	Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, American Greetings’ Webshots brand, Vistaprint, SmugMug, and many others;

●	Social media companies that host and enable mobile access to and posting of images such as Facebook, Intagram, Twitter, and Google+;

●	Photo hosting websites that allow users to upload and share images at no cost such as Apple iTunes, Picasa, Flickr, Imgur, and Photobucket;

●
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, Target, and others that offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;

●	Mobile digital photography services companies such as Instagram, Woven, and iPhoto;

●	Self-publishing companies and services such as Lulu, CafePress, and Zazzle;

●	Cloud-based storage services and file-syncing services such as Dropbox, SugarSync, Box, Amazon Cloud Drive, and iCloud;

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

●	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

●	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, LensProToGo, Cameralends, AbelCine, and Adorama.

We believe the primary competitive factors in attracting and retaining customers are:

●	brand recognition and trust;

●	quality of products and services;

●	breadth of products and services;

●	user affinity and loyalty;

●	customer service;

●	ease of use;

●	convenience; and

●	price.

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

As of December 31, 2014, we had 77 issued patents, which expire at various dates between 2019 and 2032, and more than 40 patent applications pending in the United States. Our issued patents and patent applications relate primarily to intelligent production creation; image uploading, sharing, and editing; ordering and sharing products; cloud image storage infrastructure; manufacturing optimization; and mobile and social media technologies. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and “BorrowLenses.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, and Wedding Paper Divas trademarks in our major markets of the United States and Canada, as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. We own the domains Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com and Groovebook.com among others.

Government Regulation

The legal environment of the Internet is constantly evolving in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, is unclear in many cases. Accordingly, we often cannot be certain how existing laws will apply in the online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, net neutrality, quality of products, and services and intellectual property ownership and infringement. In particular, legal issues relating to the liability of providers of online services for activities of their users are currently unsettled both within the United States and abroad.

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

Employees

As of December 31, 2014, we had 1,812 full time employees. Below is a summary of employees by function as of December 31, for each of the last three years:

	2014	2013	2012
Cost of revenue	905	755	453
Technology and development	477	428	327
Sales and marketing	259	250	213
General and administrative	171	140	114
Total	1,812	1,573	1,107

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2014, we used approximately 2,500 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our net revenues in the fourth quarter during each of the last three years, and the net income that we generated during the fourth quarter of 2013 and 2012 was necessary for us to achieve profitability on an annual basis in each of those years. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

Our business and operating results may be harmed if we undertake any restructuring activities.

From time to time, we may undertake to restructure our business, such as the combining our Shutterfly, Tiny Prints and Wedding Paper Divas creation platforms, eliminating our Treat business and closing our Elmsford facility. There are several factors that could cause a restructuring to have an adverse effect on our business, financial condition and results of operations. These include potential disruption of our operations, the loss of customers who are dissatisfied with the new platform, a reduction in search engine optimization due to a reduction in search terms, and other aspects of our business. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Loss of sales, service and engineering talent, in particular, could damage our business.

Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 10%, 10% and 9% of total net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate that total capital expenditures for the year ending December 31, 2015 will range from 8.6% to 9.2% of 2015 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina, Phoenix, Arizona, or Shakopee, Minnesota production facilities, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, we face significant production risks at peak holiday seasons, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2014 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production facilities could harm our operations.

Uncertainties in general economic conditions and their impact on consumer spending patterns, particularly in the personalized products and photofinishing services categories, could adversely impact our operating results.

Our financial performance depends on general economic conditions in the United States and their impact on levels of consumer spending, particularly spending on personalized products and photofinishing services. Consumer revenue as a percentage of total revenue was 95% in 2014, 95% in 2013 and 96% in 2012. Some of the macroeconomic conditions that are adversely affecting consumer spending levels in the United States include high unemployment rates, high consumer debt levels, stock market volatility and its effect on net worth, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, limited credit availability and uncertainty about the future economic environment. If general economic conditions do not improve or continue to improve slowly, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are often discretionary. Any decrease in the demand for our products and services could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

Competitive pricing pressures, particularly with respect to pricing and shipping, may harm our business and results of operations.

Demand for our products and services is sensitive to price, especially in times of slow or uncertain economic growth and consumer conservatism. Many external factors, including our production and personnel costs, consumer sentiment and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure, specifically for 4x6 prints, in order to remain competitive. Most of our other products, including photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenues, gross margin, and adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, shipping revenue for the Shutterfly brand website represented approximately 16% of our net revenues in each of 2014, 2013 and 2012. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, which is a service of Hewlett-Packard, Webshots, Vistaprint, SmugMug, and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Apple iTunes, Picasa, Flickr, Imgur, and Photobucket;

•
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, Target, and others offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website internet orders;

•	Mobile digital photography services companies such as Instagram, Woven, and iPhoto;

•	Self-publishing companies and services such as Lulu, CafePress, and Zazzle;

•	Cloud-based storage services and file-syncing services such as Dropbox, SugarSync, Box, Amazon Cloud Drive, and iCloud;

•
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Picaboo, Blurb, Mixbook, MOO, Smilebox, Creative Memories, and Photobook America;

•	Photo-related software companies such as Apple, Microsoft, Adobe, Corel, and FotoFlexer;

•
Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography uploading and storage as well as related products and services to their large user bases;

•
Home printing service providers such as Hewlett-Packard, Epson, Canon, and Kodak that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

•	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

•	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, LensProToGo, Cameralends, AbelCine, and Adorama.
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

•
global and geopolitical events with indirect economic effects such as pandemic disease, hurricane and other natural disasters, war, threat of war or terrorist actions. For example, we have significant engineering resources in Haifa, Israel and any military actions in that part of the world may impact those resources.

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

Our sales to enterprise customers can be unpredictable and a decrease in Enterprise revenue could adversely impact total net revenue.

Enterprise revenue as a percentage of total net revenue was 5% in 2014, 5% in 2013 and 4% in 2012. Our Enterprise revenue is highly concentrated in a few customers and the loss of one or more of our enterprise customers could decrease Enterprise revenue and adversely impact our total net revenue. Our enterprise customers also come from a wide variety of industries, creating new regulatory compliance issues for us as well as the need to maintain security for third party data. These enterprise customers also demand strict security requirements and specified service levels. If we fail to meet these service levels, we may not only lose an enterprise customer but may have to pay punitive costs for such failures. As our Enterprise business grows, issues that impact our sales to enterprise customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to enterprise customers and may not sell as successfully to enterprise customers, who often have long sales cycles, long implementation periods and significant upfront costs. To compete effectively in the enterprise market, we have in the past, and may in the future, be forced to offer significant discounts to large enterprise customers at lower margins and/or reduce or withdraw from existing relationships with smaller enterprise customers, which could negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

If we are not able to reliably meet our technology, data storage and management requirements, our customers may become dissatisfied with our service and our reputation and brands could be harmed.

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

Our data storage system could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, some of our corporate data center infrastructure is located near a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm our data storage system. If we experience disruption to our redundant systems located at our data storage center, such disruption could result in the deletion or corruption of customers' stored images, which could impair customer satisfaction and lead to decreased revenues.

An increasing number of our customers are using smartphones, tablets and other mobile devices to order products and access services. If we are unable to develop mobile applications that are adopted by our customers or if we are unable to generate revenue from our mobile applications, our results of operations and business could be adversely affected.

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

We depend in part on third parties to implement and maintain certain aspects of our Internet and communications infrastructure and printing systems. Therefore many of the causes of system interruptions or interruptions in the production process may be outside of our control. As a result, we may not be able to remedy such interruptions in a timely manner, or at all. Our business interruption insurance policies do not address all potential causes of business interruptions that we may experience, and any proceeds we may receive from these policies in the event of a business interruption may not fully compensate us for the revenues we may lose.

We may have difficulty managing our growth and expanding our operations successfully.

We have website operations, offices and customer support centers in Redwood City, California, Santa Clara, California, and Tempe, Arizona and production facilities in Fort Mill, South Carolina, Phoenix, Arizona, and Shakopee, Minnesota and a new facility in Tempe, Arizona that is expected to be operational in mid-2015. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

Our ability to provide a high-quality customer experience depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party product providers and shipping partners. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service, United Parcel Service and FedEx, to deliver our products to customers. Strikes, furloughs, reduced operations, increased shipping delays particularly during the holiday shopping season, or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop trusted brands, which would substantially harm our business and results of operations.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2014 acquisition of selected assets of Dot Copy, Inc. ("Groovebook"), our

2013 acquisitions of BorrowLenses LLC, R&R Images, Inc. and MyPublisher, Inc. and our 2012 acquisitions of ThisLife, Inc., Penguin Digital, Inc. and Photoccino, Ltd. and certain assets of Eastman Kodak Company. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. For example, in March 2013, we filed a complaint for damages and injunctive relief, which was dismissed in April 2014, alleging that Eastman Kodak failed to comply with the non-compete provisions of the transfer agreement that it had entered into with us in April 2012. In October 2014, we acquired selected assets of Dot Copy, Inc., a subscription-based digital print service and in October 2013, we acquired BorrowLenses LLC, an online photography and video equipment rental business, both of which are new business models for us and could result in operational challenges. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. A lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. Changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. For example, we hired a new Chief Technology Officer in November 2014.

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

In 2013, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to increase the maximum number of shares of our common stock available for issuance under the 2006 Plan by 1.2 million shares on January 1, 2014 and January 1, 2015. We will need to seek stockholder approval for the issuance of additional shares under the 2006 Plan this year as these expire, so that we can continue to attract and retain key personnel. Although we obtained approval to increase the authorized number of shares available for issuance under the 2006 Plan at our 2013 annual meeting, there can be no assurances that our stockholders will approve further increases at our 2015 annual meeting. If our stockholders do not authorize an increase to the number of shares available for issuance under the 2006 Plan, we will be significantly limited in our ability to grant equity awards to recruit new employees and to compensate existing employees, which would put us at a significant disadvantage to other companies with whom we compete for qualified personnel. Accordingly, our ability to hire, retain, and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.

In order to attract new personnel, we will need to grant inducement equity awards outside of our 2006 Equity Incentive Plan, which dilutes the ownership of our existing stockholders.

Inducement stock options and restricted stock unit awards granted to new employees upon hire and in connection with mergers and acquisitions in accordance with NASDAQ Listing Rule 5635(c) do not require stockholder approval. Since 2007, the Board has approved inducement equity awards to supplement our 2006 Plan for an aggregate of 1,951,561 shares of our common stock. The issuance of additional shares of common stock may significantly dilute the equity interest of our stockholders and could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and may adversely affect prevailing market prices for our common stock.

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

We may not succeed in promoting, strengthening and continuing to establish the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses and ThisLife brands, which would prevent us from acquiring new customers and increasing revenues.

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses and ThisLife brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to attract new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. During 2014, we migrated the computer hardware necessary to operate our website to a new location in Las Vegas, Nevada.  We also have computer hardware located in our production facilities in Fort Mill, South Carolina, and Phoenix, Arizona.  Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our headquarters are located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm our operations. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

We purchase photo-based product supplies from third parties. These parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. If one of these third parties chooses not to renew their agreements or fails to perform in accordance with the terms of their agreements and we are not able to secure supplies and services from a different source in a timely manner, we could fail to meet customer expectations, which could damage our reputation and harm our business. For example, we purchase or rent a substantial portion of the machines used to produce certain of our photo-based products from Hewlett-Packard, who is also one of our primary competitors in the area of online digital photography services. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based products, we may incur delays and incremental costs, which could harm our operating results.

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

As of December 31, 2014, Shutterfly had 77 patents issued, and had more than 40 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” “BorrowLenses,” and “ThisLife.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses and ThisLife trademarks in our major markets of the United States and Canada as well as in the European Community. Our marks are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market.

From time to time, third parties have adopted names similar to ours, have applied to register trademarks similar to ours, and we believe have infringed or misappropriated our intellectual property rights and impeded our ability to build brand identity and possibly leading to customer confusion. In addition, we have been and may continue to be subject to potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses, ThisLife or one of our other marks.

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

We may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. For example, we are currently under audit by the Internal Revenue Service (IRS) for the tax year ended December 31, 2010. The resolution of such legal proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the visibility of our brands, we may regularly be involved in legal proceedings, government investigations or audits that could adversely affect our business and financial performance.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet continue to be interpreted by the courts and their applicability and reach are therefore uncertain. For example:

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

•
The Credit Card Accountability, Responsibility and Disclosure Act (“CARD Act”) is intended to protect consumers from unfair credit card billing practices and adds new regulations on the use of gift cards, limiting our ability to expire them. In addition, several states are also attempting to pass new laws regulating the use of gift cards and amending state escheatment laws to try and obtain unused gift card balances. For example, in April 2014, the State of Delaware brought a complaint against us and numerous other defendants in the Superior Court of the State of Delaware alleging that Shutterfly held $1,096,361 in unclaimed gift cards that was owed to the state of Delaware, a fact that we strenuously deny.

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

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, a majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their e-mail address. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. Our use of cloud-based services could also increase the risk of security breaches as cyber attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. For example, in 2014, we experienced a cyber-attack on our Tiny Prints, Treat and Wedding Paper Divas websites, which may have exposed the email addresses and encrypted passwords used by our customers to login to their accounts. We encrypt customer credit and debit card information, and we have no evidence that such information was compromised; however, any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

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

We currently are the registrant of the Internet domain name for Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com, MyPublisher.com, BorrowLenses.com and Groovebook.com as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name Shutterfly, TinyPrints, WeddingPaperDivas, MyPublisher, BorrowLenses or Groovebook in all of the countries in which we currently or intend to conduct business. This could substantially harm our business and results of operations.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	business disruptions and costs related to shareholder activism;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Through December 31, 2014, we have repurchased $94.8 million in stock under our total authorized amount of $106.0 million. And in February of 2015, our board of directors approved an increase to the share repurchase program of up to $300 million in addition to amounts remaining. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Risks Related to Our 0.25% Senior Convertible Senior Notes Due in 2018 (the "Notes")

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

We may not have the ability to raise the funds necessary to settle conversions of our notes in cash or to repurchase the notes upon a fundamental change, and our current debt contains, and our future debt may contain, limitations on our ability to pay cash on conversion or repurchase the notes.

Holders of the notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The table below includes material property leases, including both operating and build-to-suit leases.

We believe that our existing facilities are adequate to meet our current needs.

Location	Principal Use	Square Footage	Lease Term
Redwood City, California (1)	Corporate headquarters	100,000	2017
Santa Clara, California (2)	Office space	53,700	2017
Phoenix, Arizona (3)	Manufacturing facility	101,200	2016
Fort Mill, South Carolina (4)	Manufacturing and customer service facility	300,000	2023
Elmsford, New York (5)	Manufacturing facility (MyPublisher acquisition)	40,000	2023
Shakopee, Minnesota (6)	Manufacturing facility	217,000	2024
Phoenix, Arizona	Manufacturing facility (R&R acquisition)	29,300	2017
Tempe, Arizona (7)	Manufacturing and customer service facility	237,000	2025

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
(6) This facility became operational during 2014. We have an option to extend the lease for three additional periods of five years.
(7) This facility is expected to become operational during 2015. In order for the facility to meet our operating specifications, we and the landlord are making structural changes as part of the uplift of the building. We have the option to expand the facility by an additional 91,000 square feet as well as an option to extend the lease for two additional periods of five years.

ITEM 3. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the fourth quarter of 2014.

The State of Delaware v. Shutterfly, Inc.

On May 1, 2014, the State of Delaware filed a complaint against us for alleged violations of the Delaware False Claims and Reporting Act, 6 Del C. § 1203(b)(2). The complaint asserts that we failed to report and remit to Delaware cash equal to the balances on unused gift cards under the Delaware Escheats Law, 12 Del. C. § 1101 et seq. We believe the suit is without merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock is traded on the NASDAQ Global Select Market under the symbol “SFLY.” As of February 11, 2015, there were approximately 81 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low closing sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2013	High	Low
First Quarter	$45.09	$30.84
Second Quarter	$56.11	$42.36
Third Quarter	$59.83	$50.35
Fourth Quarter	$57.05	$45.12

Year Ended December 31, 2014	High	Low
First Quarter	$54.56	$41.39
Second Quarter	$43.87	$36.78
Third Quarter	$51.01	$43.51
Fourth Quarter	$49.26	$39.44

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2014:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands)
October 1, 2014 to October 31, 2014	—	$—	—	$49,480
November 1, 2014 to November 30, 2014	537,413	41.93	537,413	26,944
December 1, 2014 to December 31, 2014	382,034	41.25	382,034	11,185
Total	919,447	$41.65	919,447	$11,185

(1) All shares were purchased pursuant to the publicly announced share repurchase program described in footnote 2 below. Shares are reported in a period based on the settlement date of the applicable repurchase.

(2) On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60 million of our common stock. On February 6, 2014, our Board of Directors approved an increase to this program of up to $100 million in addition to amounts repurchased to date.

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Operations Statement Data:
Net revenues	$921,580	$783,642	$640,624	$473,270	$307,707
Cost of net revenues	452,720	369,593	294,857	219,542	134,491
Gross profit	468,860	414,049	345,767	253,728	173,216
Operating expenses:
Technology and development	133,623	108,995	85,746	65,675	48,393
Sales and marketing	216,035	189,985	148,806	113,952	59,284
General and administrative	112,957	93,011	70,502	58,710	40,764
Total operating expenses	462,615	391,991	305,054	238,337	148,441
Income from operations	6,245	22,058	40,713	15,391	24,775
Interest expense	(16,732)	(9,446)	(597)	(64)	(42)
Interest and other income, net	508	308	42	35	482
Income/(loss) before income taxes	(9,979)	12,920	40,158	15,362	25,215
Benefit from/(provision for) income taxes	2,119	(3,635)	(17,160)	(1,314)	(8,088)
Net income/(loss)	$(7,860)	$9,285	$22,998	$14,048	$17,127
Net income/(loss) per share:
Basic	$(0.20)	$0.25	$0.64	$0.43	$0.63
Diluted	$(0.20)	$0.24	$0.61	$0.40	$0.59
Weighted average shares:
Basic	38,452	37,680	35,826	32,788	27,025
Diluted	38,452	39,493	37,432	35,007	29,249

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cost of net revenues	$3,657	$2,485	$1,696	$2,138	$508
Technology and development	9,236	9,477	8,635	8,201	3,069
Sales and marketing	22,670	19,774	11,559	11,350	3,923
General and administration	26,199	21,792	15,432	12,181	8,866
	$61,762	$53,528	$37,322	$33,870	$16,366

The chart below includes selected data from our balance sheet:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$475,337	$499,084	$245,088	$179,915	$252,244
Property and equipment, net	241,742	155,727	92,667	54,123	39,726
Working capital	352,172	413,338	148,855	130,259	200,282
Total assets	1,332,278	1,266,142	865,124	709,886	343,830
Convertible senior notes, net	255,218	243,493	—	—	—
Other long-term liabilities	74,178	26,341	11,720	6,094	3,320
Total stockholders’ equity	757,806	788,095	691,286	608,997	269,607

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology initiatives, expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2015, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, mergers and acquisitions and our ability to successfully integrate acquired technologies and services, our new production facilities, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, general economic conditions in the United States, consumer sentiment, levels of consumer discretionary spending, the impact of seasonality on our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace, our ability to meet production requirements, unanticipated difficulties building the next generation Shutterfly platform and executing on our strategic restructuring activities, our ability to successfully integrate acquired businesses and assets, our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations, our ability to develop innovative, new products and services on a timely and cost-effective basis, consumer acceptance of our new products and services, our ability to develop additional adjacent lines of business, unforeseen changes in expense levels, and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

Overview

We are the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner through our trusted premium lifestyle brands:  Shutterfly, Tiny Prints, Wedding Paper Divas, ThisLife, MyPublisher and BorrowLenses.

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Fort Mill, South Carolina, Phoenix, Arizona, and Shakopee, Minnesota production facilities. By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

In 2014, we delivered record net revenues, which increased 18% year over year to more than $921 million. This increase was driven by a 14% increase in customers and a 17% increase in orders in our Consumer segment, as well as increased revenues from new and existing customers in our Enterprise segment. In addition, this growth was also supported by our 2014 acquisition of Groovebook and full year results from the 2013 acquisitions of MyPublisher and BorrowLenses, which expanded our portfolio of premium lifestyle brands, and R&R Images which added additional printing capabilities. We achieved this growth, while simultaneously focusing on long term strategic priorities and investments in consumer facing programs and infrastructure projects that will provide future scale and scope efficiencies. These included the following:

•
We opened our new Shakopee, Minnesota production facility, which provides us with a production facility in the Midwest, to round out our current West and East capabilities. It also provides a level of redundancy in our manufacturing network and supply chain. In addition, we are currently building out a new production facility in Tempe, Arizona which will allow us to consolidate all of our locations in the greater Phoenix area as well as offer flexibility for future expansion. We expect this new facility to be operational in 2015.

•
During 2014, we successfully completed the migration of our data center from California to a new co-location facility in Las Vegas, Nevada over the course of 22 total moves. Our new data center will help improve storage capacity, speed, resiliency, and costs over the next several years.

•	In addition, we significantly grew our Enterprise segment as we added additional programs with existing customers and added new customers.

In 2015, we have prioritized specific areas to continue our focus on long term strategic priorities and investments in consumer facing programs and infrastructure projects that will provide future scale and scope efficiencies. These included the following:

•
In 2015, we are beginning a 15 to 18 month process to build the next generation of Shutterfly: a world-class memory management service connected to our personalized e-commerce solutions. This project will incorporate our ThisLife service directly into Shutterfly.com and consolidate our ThisLife and Shutterfly mobile apps. We believe this will enable the company to accelerate the rate of adoption of ThisLife’s features and functionality through a simpler customer experience (one service, one site, one set of apps, and one well-known brand) and drive greater usage and monetization. In addition, we intend to move the TinyPrints and Wedding Paper Divas technology base to this new Shutterfly platform.  Currently, we are duplicating investments in the Cards & Stationery and Photo Gift/Home Décor businesses across two distinct technology platforms, forcing us to make trade-offs on features and functionality which increases time to market, cost and complexity. We will continue to invest in the Tiny Prints and Wedding Paper Divas brands and consumer facing capabilities but our brands will be supported by a common set of shared technology services, including cart, checkout, creation paths, login, address book and media storage platform.

•
In 2015, we decided to discontinue the Treat brand. Treat was originally launched as an early stage growth initiative over three years ago, and during that time we invested in building a distinct one-to-one card experience that has delighted our customers, but that failed to attract a large enough standalone user base.  Therefore, beginning on March 18, 2015, customers will no longer be able to place an order on Treat.com or access the Treat mobile app. However they will be redirected to Shutterfly.com where we will enhance the one-to-one card experience under our flagship brand identity.

•
In 2015, we decided to close our manufacturing operations at the Elmsford, NY facility which was acquired with the MyPublisher acquisition. Although the Elmsford team produced a high quality product, the small size of the facility relative to our other facilities limited its ability to scale and drive efficiencies. Over the next few months, the manufacturing work done in Elmsford will be transitioned to our Fort Mill, Phoenix and Shakopee facilities.  We will officially cease manufacturing operations and customer service in Elmsford at the end of July 2015.  While the back-end manufacturing operations for MyPublisher will be distributed to our three larger facilities, the MyPublisher brand will continue to operate as a key part of our portfolio of brands, with business, technology, and marketing operations remaining in Elmsford and New York City.
As a result, we expect to incur between $10 to $12 million in 2015 related to these restructuring and platform efforts.

Finally, we executed against our share repurchase program which was approved in October 2012 and increased in February 2014. During 2014, we purchased a total of 1,961,000 shares for a total repurchase amount of $88.8 million, and expect to use the remaining approved amount under the share repurchase program in 2015. In addition, in February 2015, our Board of Directors approved an increase to the share repurchase program of up to $300 million in addition to amounts remaining under the previous authorization.

Basis of Presentation

Segment Information.    During the fourth quarter of 2014, we changed the way we view financial results, make decisions and allocate resources; resulting in two reportable segments, Consumer and Enterprise. Refer to Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 13-Segment Reporting” for a discussion of our two operating segments. Recasted financial information and disclosures for prior periods are provided in the table below to reflect the segment disclosures as if the current operating structure had been in effect throughout all annual periods presented.

Net Revenues.      Our net revenues are comprised of sales generated from Consumer and Enterprise segments.

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

	Year Ended December 31,
	2014	2013	2012
Consumer
Net revenues	$870,959	$745,970	$613,445
Cost of net revenues	394,265	327,145	263,962
Gross profit	$476,694	$418,825	$349,483
Gross profit as a percentage of net revenues	55%	56%	57%

Enterprise
Net revenues	$50,621	$37,672	$27,179
Cost of net revenues	43,456	29,480	22,803
Gross profit	$7,165	$8,192	$4,376
Gross profit as a percentage of net revenues	14%	22%	16%

Corporate
Net revenues	$—	$—	$—
Cost of net revenues	14,999	12,968	8,092
Gross profit	$(14,999)	$(12,968)	$(8,092)

Consolidated
Net revenues	$921,580	$783,642	$640,624
Cost of net revenues	452,720	369,593	294,857
Gross profit	$468,860	$414,049	$345,767
Gross profit as a percentage of net revenues	51%	53%	54%

In addition to the two reportable segments, we also have a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation and amortization of intangible assets.

Our Consumer segment is subject to seasonal fluctuations. In particular, we generate a substantial portion of our revenues during the holiday season in the fourth quarter. We also typically experience increases in net revenues during other shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day, and Halloween. We generally experience lower net revenues during the first, second and third calendar quarters and have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, order backlog is not material to our business.

To further understand net revenue trends in our Consumer segment, we monitor several key metrics including, total customers, total number of orders, and average order value.

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

Average Order Value.     Average order value ("AOV") is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period. Average order value is impacted by product sales mix and pricing and promotional strategies, including our promotions and competitor promotional activity. As a result, we expect that our average order values may fluctuate on an annual basis.

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

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our websites, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our websites and store the customer data, including data storage for our new ThisLife brand service, as well as amortization of purchased software. Technology and development expense also includes co-location, power and bandwidth costs.

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

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses. During the year ended December 31, 2014, returns totaled less than 1% of net revenues and have been within management’s expectations.

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

The Company tests goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected reporting unit expansion, pricing, market segment share, and general economic conditions.

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

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In 2014, our valuation allowance against certain California and South Carolina deferred tax assets increased to $4.9 million from $2.9 million in 2013.  We believe that all other net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no additional valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to adjust the valuation allowance, which will impact deferred tax assets and the results of operations in the period the change is made.

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

The cost of restricted stock awards and performance based restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period. Compensation expense associated with performance based restricted stock awards is recognized on an accelerated attribution model, and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed. The cost of restricted stock awards with market conditions is estimated using a Monte-Carlo valuation model.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Year Ended December 31,
	2014	2013	2012
Net revenues	100%	100%	100%
Cost of net revenues	49	47	46
Gross profit	51	53	54
Operating expenses:
Technology and development	14	14	13
Sales and marketing	23	24	23
General and administrative	12	12	11
Total operating expenses	49	50	47
Income from operations	2	3	7
Interest expense	(2)	(1)	—
Interest and other income, net	—	—	—
Income/(loss) before income taxes	—	2	7
Benefit from/(provision for) income taxes	—	(1)	(3)
Net income/(loss)	—%	1%	4%

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands, except AOV amounts)
Net revenues
Consumer	$870,959	$745,969	$124,990	17%
Enterprise	50,621	37,673	12,948	34%
Total net revenues	921,580	783,642	137,938	18%
Cost of net revenues	452,720	369,593	83,127	22%
Gross profit	$468,860	$414,049	$54,811	13%
Percentage of net revenues	51%	53%	—	—

Key Consumer Metrics
Customers	9,206	8,094	1,112	14%
Orders	21,773	18,561	3,212	17%
Average order value	$40.00	$40.19	$(0.19)	—%

Net revenues increased $137.9 million, or 18%, in 2014 compared to 2013. Revenue growth was attributable to increases in revenue from both reportable segments. Consumer net revenues increased $125.0 million, or 17%, in 2014 compared to 2013, and represented 95% of total net revenues in 2014 in line with 2013.  The increase in Consumer net revenues is primarily the result of increased sales of greeting and stationery cards, other photo-based merchandise, photo books and a full year of BorrowLenses revenue. The increase is also reflected in the increases in customers and orders in 2014 as compared to 2013, as noted above.

Average order value remained flat in 2014 as compared to 2013. Enterprise revenues increased $12.9 million, or 34%, in 2014 compared to 2013, and represented 5% of total net revenues in 2014 in line with 2013. The increase is a combination of new Enterprise customers as well as increased sales to existing customers.

Cost of net revenues increased $83.1 million, or 22%, in 2014 compared to 2013. As a percentage of net revenues, cost of net revenues increased to 49% in 2014 compared to 47% in 2013, with gross margin decreasing to 51% in 2014 from 53% in 2013. For our Consumer segment, cost of net revenues increased $67.1 million in 2014 compared to 2013. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products as well as increased depreciation from our expanded and recently acquired manufacturing facilities and production and rental equipment. For our Enterprise segment, cost of net revenues increased $14.0 million in 2014 compared to 2013. The increase was primarily the result of the increased volume of shipped products in 2014 compared to 2013.

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Technology and development	$133,623	$108,995	$24,628	23%
Percentage of net revenues	14%	14%	—	—
Sales and marketing	$216,035	$189,985	$26,050	14%
Percentage of net revenues	23%	24%	—	—
General and administrative	$112,957	$93,011	$19,946	21%
Percentage of net revenues	12%	12%	—	—

Our technology and development expense increased $24.6 million, or 23%, in 2014, compared to 2013. As a percentage of net revenues, technology and development expense remained flat at 14% in 2014 and 2013. The increase in technology and development expense was primarily due to an increase of $10.6 million in personnel and related costs, reflecting additional hires during 2014. There was also an increase of $9.3 million in depreciation expense primarily related to equipment for our new co-location facility, an increase of $5.8 million in professional fees, and an increase of $3.1 million in facility costs primarily from co-location services. These factors were partially offset by an increase of $4.8 million in software and website development costs capitalized and a decrease in stock based compensation of $0.4 million in the current period compared to the same period in the prior year.

During 2014, headcount in technology and development increased by 11% compared to 2013, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In 2014, we capitalized $20.1 million in eligible salary and consultant costs, including $1.5 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $15.3 million, which included $1.7 million of stock-based compensation capitalized in 2013.

Our sales and marketing expense increased $26.1 million, or 14%, in 2014 compared to 2013. As a percentage of net revenues, total sales and marketing expense decreased to 23% in 2014 from 24% in 2013. The increase in sales and marketing expense was primarily due to an increase of $16.1 million related to direct response, expanded online and performance marketing campaigns.  The increase is also attributable to an increase of $5.0 million in personnel and related costs associated with the expansion of our internal marketing team, an increase of $2.9 million in stock-based compensation, and an increase of $1.5 million in intangible asset amortization primarily from intangibles acquired in the 2013 acquisitions of MyPublisher and BorrowLenses.

Our general and administrative expense increased $19.9 million, or 21%, in 2014 compared to 2013. As a percentage of net revenues, general and administrative expense remained flat at 12% in 2014 as compared to 2013. The increase in general and administrative expense is primarily due to an increase in stock-based compensation of $4.4 million and an increase in personnel related costs of $4.2 million as a result of increased headcount. There was also an increase in credit card fees of $3.5 million which was driven by the increase in Consumer net revenues as compared to the prior year, an increase in depreciation and amortization of $3.4 million, an increase in professional fees of $2.5 million, and an increase in facility costs of $1.9 million, offset by proceeds from intellectual property license agreements of $0.6 million.

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Interest expense	$(16,732)	$(9,446)	$(7,286)
Interest and other income, net	508	308	200

Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs, and our 0.25% coupon, issuance costs associated with our credit facility, capital leases, and our financing obligations associated with our Fort Mill, South Carolina and our Shakopee, Minnesota production facilities. Interest expense was $16.7 million for the year ended December 31, 2014 compared to $9.4 million during 2013. The increase in interest expense is primarily due to an increase of $5.5 million associated with our May 2013 issuance of $300.0 million of 0.25% convertible senior notes, an increase of $1.2 million related to our build-to-suit leases from our Fort Mill and Shakopee production facilities, an increase of $0.5 million related to our credit facility and an increase of $0.1 million related to our capital leases.

	Year Ended December 31,
	2014	2013
	(in thousands)
Income tax benefit/(provision)	$2,119	$(3,635)
Effective tax rate	21%	28%

The benefit for income taxes was $2.1 million for 2014, compared to a provision for income taxes of $3.6 million for 2013. The current year tax benefit was due to the loss before income taxes. Our effective tax rate was 21% in 2014 and 28% in 2013. The year over year change in our effective tax rate was primarily the result of higher non-deductible executive compensation, a lower federal research and development credit benefit and a decrease in disqualifying dispositions of incentive stock option awards.

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Income/(loss) before income taxes	$(9,979)	$12,920	$(22,899)	(177)%
Net income/(loss)	(7,860)	9,285	(17,145)	(185)%
Percentage of net revenues	—%	1%	—	—

Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands, except AOV amounts)
Net revenues
Consumer	$745,969	$613,445	$132,524	22%
Enterprise	37,673	27,179	10,494	39%
Total net revenues	783,642	640,624	143,018	22%
Cost of net revenues	369,593	294,857	74,736	25%
Gross profit	$414,049	$345,767	$68,282	20%
Percentage of net revenues	53%	54%	—	—

Key Consumer Metrics
Customers	8,094	7,062	1,032	15%
Orders	18,561	16,322	2,239	14%
Average order value	$40.19	$37.58	$2.61	7%

Net revenues increased $143.0 million, or 22%, in 2013 compared to 2012. Revenue growth was attributable to increases in both reportable segments. Consumer net revenues increased $132.5 million, or 22%, in 2013 compared to 2012, and represented 95% of total net revenues in 2013 compared to 96% in 2012.  The increase in Consumer net revenues is primarily the result of increased sales of greeting and stationery cards, photo books, including net revenues from the recently acquired MyPublisher brand, and other photo-based merchandise. The increase is also reflected in the increases in all of our key metrics in 2013, as compared to 2012, as noted above. Partially offsetting this increase were larger than expected refunds during the fourth quarter of 2013 due to production issues at our Tiny Prints brand, as well as the impact of losing an important sales partner in the fourth quarter, primarily for our Tiny Prints brand. Enterprise revenues increased $10.5 million, or 39%, in 2013 compared to 2012, and represented 5% of total net revenues in 2013 compared to 4% in 2012. The increase is a combination of new Enterprise customers as well as increased sales to existing customers.

Cost of net revenues increased $74.7 million, or 25%, in 2013 compared to 2012. As a percentage of net revenues, cost of net revenues increased to 47% in 2013 compared to 46% in 2012, with gross margin decreasing to 53% in 2013 from 54% in 2012. For our Consumer segment, the increase in cost of net revenues was primarily the result of the increased volume of shipped products as well as increased depreciation from our expanded and recently acquired manufacturing facilities and equipment, and increased amortization expense associated with purchase accounting and capitalized software and website development costs. For our Enterprise segment, cost of net revenues increased $6.7 million in 2013 compared to 2012. The increase was primarily the result of the increased volume of shipped products in 2013 compared to 2012.

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

Liquidity and Capital Resources

At December 31, 2014, we had $380.5 million of cash and $94.8 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, during the year ended December 31, 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have had access to a five-year senior secured syndicated credit facility to provide up to $200.0 million in additional capital resources. As of December 31, 2014, no amounts have been drawn against this facility. For information about our repurchases of shares of our common stock during the years ended December 31, 2014 and 2013, see Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data−Notes to Consolidated Financial Statements−Note 11−Share Repurchase program.”

Below is our cash flow activity for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$71,169	$62,582	$40,535
Capitalization of software and website development costs	21,032	15,760	12,528
Depreciation and amortization	98,752	74,856	50,109
Acquisition of business and intangible assets, net of cash acquired	12,000	76,893	57,212
Cash flows provided by operating activities	166,488	147,268	151,381
Cash flows used in investing activities	(197,428)	(154,847)	(109,289)
Cash flows provided by/(used in) financing activities	(87,601)	261,575	23,081

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, share repurchase program, technology development projects, and coupon payments for our 0.25% convertible senior notes for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2015 capital expenditures will range from 8.6% to 9.2% of our expected net revenues in 2015, which includes additional investments related to our Tempe, Arizona production facility, which we expect will be operational in 2015.  These expenditures will be used to purchase technology and equipment to support the growth in our business, to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Technology equipment and software	$37,711	$31,935	$28,386
Percentage of total capital expenditures	42%	42%	47%
Manufacturing equipment and building improvements	26,872	26,880	19,843
Percentage of total capital expenditures	30%	36%	33%
Capitalized software and website development costs	21,748	15,760	12,528
Percentage of total capital expenditures	24%	21%	21%
Rental equipment	3,912	395	—
Percentage of total capital expenditures	4%	1%	—%
Total Capital Expenditures	$90,243	$74,970	$60,757
Percentage of net revenues	10%	10%	9%

Operating Activities. For 2014, net cash provided by operating activities was $166.5 million, primarily due to our net loss of $7.9 million and adjustments for non-cash items including $64.9 million of depreciation and amortization, $61.8 million of stock-based compensation, and $33.9 million of amortization of intangible assets. Net cash provided by operating activities was also adjusted for amortization of debt discount and transaction costs of $12.9 million and the net change in operating assets and liabilities of $4.4 million.

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

Investing Activities. For 2014, net cash used in investing activities was $197.4 million.  We used $124.1 million to purchase investments. We used $71.2 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations, $21.0 million for capitalized software and website development, and $12.0 million to acquire certain assets of Groovebook. This was partially offset from proceeds from the sale of investments, and equipment and rental assets of $30.0 million and $0.9 million, respectively.

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

Financing Activities. For 2014, net cash used in financing activities was $87.6 million. We used $88.8 million to repurchase shares of our common stock and $3.1 million for payments of capital leases and financing obligations. We also received $3.2 million of proceeds from issuance of common stock from the exercise of options and recorded $1.0 million from excess tax benefit from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net income per share for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenues	$921,580	$783,642	$640,624

Non-GAAP adjusted EBITDA	$166,759	$150,442	$128,144
Percentage of net revenues	18%	19%	20%

Free cash flow	$76,516	$75,472	$67,387
Percentage of net revenues	8%	10%	11%

Non-GAAP net income per share	$0.07	$0.38	$0.61

We carefully manage our operating costs and capital expenditures, in order to make the strategic investments necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA profitability and improving our free cash flows. Over the last three years, our full year adjusted EBITDA profitability has improved to $166.8 million in 2014 from $128.1 million in 2012. This continued growth in adjusted EBITDA profitability resulted from increased demand for our products and services, scale efficiencies, and improvements from product mix. The increase in adjusted EBITDA is also driven by higher net revenues in 2014 as compared to prior years. We also increased our free cash flow to $76.5 million in 2014 from $67.4 million in 2012.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP net income per share to the most comparable GAAP measure, for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share amounts):

Reconciliation of Net Income/(Loss) to Non-GAAP Adjusted EBITDA
	Year Ended December 31,
	2014	2013	2012
Net income /(loss)	$(7,860)	$9,285	$22,998
Add back:
Interest expense	16,732	9,446	597
Interest and other income, net	(508)	(308)	(42)
Benefit from/(provision for) income taxes	(2,119)	3,635	17,160
Depreciation and amortization	98,752	74,856	50,109
Stock-based compensation expense	61,762	53,528	37,322
Non-GAAP Adjusted EBITDA	$166,759	$150,442	$128,144

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$166,488	$147,268	$151,381
Add back:
Interest expense	16,732	9,446	597
Interest and other income, net	(508)	(308)	(42)
Benefit from /(provision for) income taxes	(2,119)	3,635	17,160
Changes in operating assets and liabilities	(4,360)	(2,226)	(43,762)
Other adjustments	(9,474)	(7,373)	2,810
Non-GAAP Adjusted EBITDA	166,759	150,442	128,144
Less:
Purchases of property and equipment, including accrued amounts	(68,495)	(59,210)	(48,229)
Capitalized technology & development costs	(21,748)	(15,760)	(12,528)
Free cash flow	$76,516	$75,472	$67,387

Reconciliation of Net Income/(Loss) per Share to Non-GAAP Net Income per Share
	Year Ended December 31,
	2014	2013	2012
GAAP Net income/(loss)	$(7,860)	$9,285	$22,998
Add back interest expense related to:
Amortization of debt discount	11,726	7,002	—
Amortization of debt issuance costs	1,179	705	—
0.25% coupon	750	469	—
Tax effect	(2,900)	(2,300)	—
Non-GAAP net income	$2,895	$15,161	$22,998

GAAP basic shares outstanding	38,452	37,680	35,826
Add back:
Dilutive effect of stock options and restricted awards	—	1,813	1,606
GAAP diluted shares outstanding	38,452	39,493	37,432
Add back:
Dilutive effect of stock options and restricted awards	1,442	—	—
Dilutive effect of convertible notes	—	—	—
Non-GAAP shares outstanding	39,894	39,493	37,432

GAAP net income/(loss) per share	$(0.20)	$0.24	$0.61
Non-GAAP net income per share	$0.07	$0.38	$0.61

Contractual Obligations

The following are contractual obligations at December 31, 2014, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Convertible Senior Notes, including interest	$302,625	$750	$1,500	$300,375	$—
Capital lease obligations	44,149	10,026	19,445	14,076	602
Operating lease obligations (1)	44,095	14,585	20,223	6,722	2,565
Build-to-suit lease obligations (2)	63,108	4,798	12,312	12,871	33,127
Purchase obligations (3)	99,189	18,383	38,078	31,394	11,334
Total contractual obligations	$553,166	$48,542	$91,558	$365,438	$47,628

(1) Includes office space in Redwood City and Santa Clara, California, and Tempe, Arizona and certain production facilities under non-cancelable operating leases. We also have various non-cancelable operating leases for certain production equipment.

(2) Includes the estimated timing and amount of payments for rent for our newly leased production facility spaces in Fort Mill, South Carolina, Shakopee, Minnesota and Tempe, Arizona. See Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data−Notes to Consolidated Financial Statements−Note 7−Commitments and Contingencies” for further discussion.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of December 31, 2014, our investments totaled $94.8 million, which represented approximately 73% of our total investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterfly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 17, 2015

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$380,543	$499,084
Short-term investments	64,866	—
Accounts receivable, net	31,105	21,641
Inventories	13,016	9,629
Deferred tax asset, current portion	34,645	26,942
Prepaid expenses and other current assets	24,983	21,260
Total current assets	549,158	578,556
Long-term investments	29,928	—
Property and equipment, net	241,742	155,727
Intangible assets, net	87,950	118,621
Goodwill	408,975	397,306
Deferred tax asset, net of current portion	549	520
Other assets	13,976	15,412
Total assets	$1,332,278	$1,266,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,086	$33,656
Accrued liabilities	135,485	107,448
Deferred revenue	31,415	24,114
Total current liabilities	196,986	165,218
Convertible senior notes, net	255,218	243,493
Deferred tax liability	48,090	42,995
Other liabilities	74,178	26,341
Total liabilities	574,472	478,047
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 37,906 and 38,196 shares issued and outstanding on December 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	838,313	771,875
Accumulated other comprehensive loss	(53)	—
Accumulated earnings/(deficit)	(80,458)	16,216
Total stockholders' equity	757,806	788,095
Total liabilities and stockholders' equity	$1,332,278	$1,266,142

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net revenues	$921,580	$783,642	$640,624
Cost of net revenues	452,720	369,593	294,857
Gross profit	468,860	414,049	345,767
Operating expenses:
Technology and development	133,623	108,995	85,746
Sales and marketing	216,035	189,985	148,806
General and administrative	112,957	93,011	70,502
Total operating expenses	462,615	391,991	305,054
Income from operations	6,245	22,058	40,713
Interest expense	(16,732)	(9,446)	(597)
Interest and other income, net	508	308	42
Income/(loss) before income taxes	(9,979)	12,920	40,158
Benefit from/(provision for) income taxes	2,119	(3,635)	(17,160)
Net income/(loss)	$(7,860)	$9,285	$22,998

Net income/(loss) per share:
Basic	$(0.20)	$0.25	$0.64
Diluted	$(0.20)	$0.24	$0.61
Weighted average shares:
Basic	38,452	37,680	35,826
Diluted	38,452	39,493	37,432

Stock-based compensation is allocated as follows (Notes 2 and 8):
Cost of net revenues	$3,657	$2,485	$1,696
Technology and development	9,236	9,477	8,635
Sales and marketing	22,670	19,774	11,559
General and administrative	26,199	21,792	15,432

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Common stock (par value)
Balance, beginning of year	$4	$4	$4
Issuance of common stock in connection with acquisition and upon exercise of options and vesting of restricted stock units	1	1	1
Common stock repurchased and retired	(1)	(1)	(1)
Balance, end of year	4	4	4

Additional paid-in capital
Balance, beginning of year	771,875	652,110	589,067
Issuance of common stock upon exercise of options and vesting of restricted stock units	3,243	19,112	10,210
Stock based compensation, net of forfeitures	63,358	55,237	38,214
Tax benefit/(shortfall) of stock options	(163)	2,957	14,619
Equity component of the convertible note issuance, net	—	62,409	—
Purchase of convertible note hedge	—	(63,510)	—
Sale of warrants	—	43,560	—
Balance, end of year	838,313	771,875	652,110

Accumulated other comprehensive loss
Balance, beginning of year	—	—	—
Unrealized loss on investments, net of tax	(53)	—	—
Balance, end of year	(53)	—	—

Accumulated earnings (deficit)
Balance, beginning of year	16,216	39,172	19,926
Common stock repurchased and retired	(88,814)	(32,241)	(3,752)
Net income/(loss)	(7,860)	9,285	22,998
Balance, end of year	(80,458)	16,216	39,172
Total stockholders' equity	$757,806	$788,095	$691,286

Number of shares
Common stock
Balance, beginning of year	38,196	36,358	34,839
Issuance of common stock upon exercise of options and vesting of restricted stock units	1,671	2,540	1,656
Common stock repurchased and retired	(1,961)	(702)	(137)
Balance, end of year	37,906	38,196	36,358

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income/(loss)	$(7,860)	$9,285	$22,998
Other comprehensive loss, net of reclassification adjustments:
Unrealized losses on investments, net	(87)	—	—
Tax benefit on unrealized losses on investments, net	34	—	—
Other comprehensive loss, net of tax	(53)	—	—
Comprehensive income/(loss)	$(7,913)	$9,285	$22,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income/(loss)	$(7,860)	$9,285	$22,998
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	64,885	43,887	29,424
Amortization of intangible assets	33,867	30,969	20,685
Amortization of debt discount and transaction costs	12,905	7,707	—
Stock-based compensation, net of forfeitures	61,762	53,528	37,322
(Gain)/loss on disposal of property and equipment and rental assets	361	13	(861)
Deferred income taxes	(2,604)	331	54
Tax benefit/(shortfall) from stock-based compensation	(163)	2,957	14,619
Excess tax benefits from stock-based compensation	(1,025)	(3,635)	(16,622)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,464)	(7,174)	(577)
Inventories	(3,388)	(3,681)	(1,306)
Prepaid expenses and other current assets	(3,958)	(4,347)	(1,399)
Other assets	(1,442)	(7,669)	212
Accounts payable	(1,275)	3,583	15,230
Accrued and other liabilities	18,273	16,089	26,610
Deferred revenue	7,301	5,258	5,739
Other non-current liabilities	(1,687)	167	(747)
Net cash provided by operating activities	166,488	147,268	151,381
Cash flows from investing activities:
Acquisition of business and intangible assets, net of cash acquired	(12,000)	(76,893)	(57,212)
Purchases of property and equipment	(71,169)	(62,582)	(40,535)
Capitalization of software and website development costs	(21,032)	(15,760)	(12,528)
Purchases of investments	(124,111)	—	—
Maturities and sales of investments	29,980	—	—
Proceeds from sale of property and equipment and rental assets	904	388	986
Net cash used in investing activities	(197,428)	(154,847)	(109,289)
Cash flows from financing activities:
Proceeds from borrowings of convertible senior notes, net of issuance costs	—	291,897	—
Proceeds from issuance of warrants	—	43,560	—
Purchase of convertible note hedge	—	(63,510)	—
Proceeds from issuance of common stock upon exercise of stock options	3,243	19,112	10,211
Repurchases of common stock	(88,815)	(32,241)	(3,752)
Excess tax benefits from stock-based compensation	1,025	3,635	16,622
Principal payments of capital lease and financing obligations	(3,054)	(878)	—
Net cash provided by/(used in) financing activities	(87,601)	261,575	23,081
Net increase/(decrease) in cash and cash equivalents	(118,541)	253,996	65,173
Cash and cash equivalents, beginning of period	499,084	245,088	179,915
Cash and cash equivalents, end of period	$380,543	$499,084	$245,088

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,133	$466	$—
Income taxes	667	2,158	618

Supplemental schedule of non-cash investing / financing activities:
Net increase/(decrease) in accrued purchases of property and equipment	$(2,674)	$(3,372)	$7,694
Net increase in accrued capitalized software and website development costs	716	—	—
Stock-based compensation capitalized with software and website development costs	1,597	1,709	892
Increase in estimated fair market value of buildings under build-to-suit leases	22,855	10,080	6,372
Property and equipment acquired under capital leases	37,823	—	—
Amount due for acquisition of business	1,673	—	963
Amount due from adjustment of net working capital from acquired business	253	10	—

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include, among others, intangible assets valuation, useful lives, excess and obsolete inventories, restructuring, legal contingencies, valuation allowances, restricted stock awards with market criteria, provision for sales returns, and allowance for doubtful accounts. Actual results could differ from these estimates.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Investments whose maturity dates are less than twelve months are classified as short-term, and those with maturity dates greater than twelve months are classified as long-term.

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the year ended December 31, 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. As of December 31, 2014, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in retail stores, sales of enterprise services, and revenue generated from online advertisements posted on the Company's websites. Credit card receivables settle relatively quickly and the Company's historical experience of credit card losses have not been material and have been within management’s expectations. Excluding amounts due from credit cards of customers, as of December 31, 2014, two Enterprise customers accounted for 25% and 18% of the Company’s net accounts receivable, respectively. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2014. As of December 31, 2013, excluding amounts due from credit cards of customers, one Enterprise customer accounted for 28% of the Company’s net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2013.

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

Deferred Costs

Deferred costs are the incremental costs directly associated with flash deal promotions through group buying websites.  These costs are paid and deferred at the time of the flash deal, and recognized when the redeemed products are shipped.  Amortization of deferred costs is included in sales and marketing expense in the accompanying consolidated statements of operations.

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

Software and Website Development Costs

The Company capitalizes eligible costs associated with website development and software developed or obtained for internal use. Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Payroll and payroll related costs and stock-based compensation incurred in the development phase are capitalized and amortized over the product’s

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated useful life, generally three years. Costs associated with minor enhancements and maintenance for the Company’s websites are expensed as incurred.

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

For the Company’s annual goodwill impairment analysis, the Company operates under two reporting units. The Company tests goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using a combination of the income approach (discounted cash flows) and the market approach. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected reporting unit expansion, pricing, market segment share, and general economic conditions.

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

Lease Obligations

The Company categorizes leases at their inception as either operating or capital leases. On certain of our lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives the Company receives for leases categorized as operating leases are treated as a reduction of our costs over the term of the agreement.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place. The Company did not have any capitalized direct mail costs at December 31, 2014 and December 31, 2013. Total advertising costs are a component of sales and marketing expenses and include print advertising, Internet advertising, such as display ads and keyword search terms and TV and radio advertising. These amounts totaled approximately $102.2 million, $87.5 million and $69.9 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

The Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards.

The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of the Company's common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company's consolidated statements of operations.

The cost of restricted stock awards and performance based restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period. Compensation expense associated with performance based restricted stock awards is recognized on

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an accelerated attribution model, and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed. The cost of restricted stock awards with market conditions is estimated using a Monte Carlo valuation model.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of December 31, 2014 and 2013.

The Company is subject to taxation in the United States and Israel.

Net Income/(Loss) Per Share

Basic net income/(loss) per share attributed to common shares is computed by dividing the net income/(loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net income/(loss) per share attributed to common shares is computed by dividing the net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted stock units and incremental shares of common stock issuable upon the exercise of stock options, conversion of warrants, and the impact of convertible debt.

	Year ended December 31,
	2014	2013	2012
Net income/(loss) per share:	(in thousands, except per share amounts)
Numerator
Net income/(loss)	$(7,860)	$9,285	$22,998
Denominator
Denominator for basic net income/(loss) per share
Weighted-average common shares outstanding	38,452	37,680	35,826
Dilutive effect of stock options and restricted awards	—	1,813	1,606
Denominator for diluted net income per share	38,452	39,493	37,432
Net income/(loss) per share
Basic	$(0.20)	$0.25	$0.64
Diluted	$(0.20)	$0.24	$0.61

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net income/(loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2014	2013	2012
Stock options and restricted stock units	4,205	24	748

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income/(loss) and other comprehensive income/(loss). The Company's other comprehensive income/(loss) consists of unrealized gains and losses on marketable securities classified as available-for-sale.

Segment Reporting

The Company reports as two operating segments with the Chief Executive Officer (“CEO”) acting as the Company’s chief operating decision maker. The Company defined two reportable segments based on factors such as how management manages the operations and how its chief operating decision maker views results.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

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

Note 3 — Balance Sheet Components

Intellectual Property Prepaid Royalties

Total amortization for these license agreements in 2014 and 2013 were $1.6 million and $1.5 million, respectively. As of December 31, 2014, the Company had a balance of $8.3 million in unamortized prepaid royalties. Amortization of these licenses is estimated as follows (in thousands):

Year Ending:
2015	$1,262
2016	854
2017	799
2018	799
2019	676
Thereafter	3,861
$8,251

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets

	December 31,
	2014	2013
	(in thousands)
Deferred costs	$6,911	$4,915
Prepaid service contracts – current portion	6,754	5,044
Other prepaid expenses and current assets	11,318	11,301
	$24,983	$21,260

Other Assets

	December 31,
	2014	2013
	(in thousands)
Other assets	$13,976	$15,412

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts.

Property and Equipment

	December 31,
	2014	2013
	(in thousands)
Computer equipment and software	$159,370	$140,868
Manufacturing equipment	119,495	61,342
Capitalized software and website development costs	89,311	66,196
Buildings under build-to-suit leases	39,307	16,452
Leasehold improvements	20,876	17,702
Rental equipment	14,591	11,943
Furniture and fixtures	10,683	8,391
	453,633	322,894
Less: Accumulated depreciation and amortization	(211,891)	(167,167)
Net property and equipment	$241,742	$155,727

Building value of $39.3 million represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See "Note 7 - Commitments and Contingencies."

Included within Manufacturing equipment is approximately $44.2 million and $6.8 million of capital lease obligations for various pieces of manufacturing facility equipment in 2014 and 2013, respectively. Accumulated depreciation of assets under capital lease totaled $3.1 million at December 31, 2014 compared to $0.8 million at December 31, 2013.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses' website.

Depreciation and amortization expense totaled $64.9 million, $43.9 million, and $29.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Total capitalized software and website development costs, net of accumulated amortization totaled $35.7 million and $27.8 million at December 31, 2014 and 2013, respectively. Amortization of capitalized costs totaled approximately $14.9 million, $10.8 million and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets are comprised of the following:

	Weighted Average Useful Life	December 31,
		2014	2013
		(in thousands)
Purchased technology	10 years	$104,738	$104,553
Less: accumulated amortization		(51,794)	(35,653)
		52,944	68,900

Customer relationships	5 years	75,146	74,576
Less: accumulated amortization		(42,086)	(27,452)
		33,060	47,124

Licenses and other	3 years	7,202	6,692
Less: accumulated amortization		(5,256)	(4,095)
		1,946	2,597

Total		$87,950	$118,621

Purchased technology is amortized over a period ranging from one to sixteen years. Customer relationships are amortized over a period ranging from one to seven years. Licenses and other is amortized over a period ranging from two to five years.

Intangible asset amortization expense for the years ended December 31, 2014, 2013 and 2012 was $32.3 million, $29.5 million and $19.7 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2015	$25,719
2016	18,888
2017	13,699
2018	4,802
2019	3,408
Thereafter	21,434
$87,950

Goodwill

In the fourth quarter of 2014, the Company reassessed its reportable segments. As part of this review, the Company determined that it had two reporting units; and that those two reporting units are also reportable segments. Refer to Note 13 - Segment Reporting of the financial statements for discussion of these two segments. In conjunction with the change to two reporting units, the Company allocated goodwill to each reporting unit based on their relative fair values. The Company performed step one of the annual goodwill impairment test for the years ended December 31, 2014 and 2013. The enterprise value exceeded the carrying value for both periods and accordingly, no impairment was recorded.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments (in thousands):

	Consumer	Enterprise	Consolidated	Total
Balance, December 31, 2012	$—	$—	$358,349	$358,349
Acquisition of business	—	—	38,957	38,957
Goodwill adjustments	—	—	—	—
Balance, December 31, 2013	—	—	397,306	397,306
Acquisition of business	—	—	12,033	12,033
Goodwill adjustments	—	—	(364)	(364)
Goodwill allocation	372,072	36,903	(408,975)	—
Balance, December 31, 2014	$372,072	$36,903	$—	$408,975

For the year ended December 31, 2014, adjustments to goodwill reflected final adjustments to net working capital acquired under provisions of certain business combination purchase agreements.

Accrued Liabilities

	December 31,
	2014	2013
	(in thousands)
Accrued production costs	$32,814	$34,525
Accrued marketing expenses	30,835	26,203
Accrued income and sales tax	18,149	16,465
Accrued compensation	16,337	14,872
Accrued purchases	11,809	3,723
Capital lease obligations	8,905	1,530
Accrued consulting	6,418	4,548
Accrued other	10,218	5,582
	$135,485	$107,448

Other Liabilities

	December 31,
	2014	2013
	(in thousands)
Financing obligations	$38,529	$16,354
Capital lease obligations	32,297	4,530
Other liabilities	3,352	5,457
	$74,178	$26,341

Financing obligations relate to the Company's build-to-suit leases as further discussed in Note 7 - Commitments and Contingencies.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments

At December 31, 2014, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$64,922	$3	$(59)	$64,866
Agency securities	—	—	—	—
Total short-term investments	$64,922	$3	$(59)	$64,866
Long-term investments
Corporate debt securities	$14,511	$1	$(30)	$14,482
Agency securities	13,649	3	(7)	13,645
US Government securities	1,799	2	—	1,801
Total long-term investments	$29,959	$6	$(37)	$29,928

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2014 and no impairments were recorded in the period. The Company had no material realized gains or losses during the year ended December 31, 2014.

The following table summarizes the contractual maturities of the Company's investments as of December 31, 2014 (in thousands):

December 31, 2014
One year or less	$64,866
One year through three years	29,928
$94,794

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of December 31, 2014.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	December 31, 2014	December 31, 2013
Level 1 Securities:
Money market funds	$34,480	$—
Level 2 Securities:
Agency securities	13,645	—
Corporate debt securities	79,348	—
US Government securities	1,801	—
Total cash equivalents and investments	$129,274	$—

Convertible Senior Notes

As of December 31, 2014, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	December 31, 2014	December 31, 2013
Convertible senior notes	$251,973	$237,066

Note 6 — Acquisitions

Business Combinations

Dot Copy, Inc. ("Groovebook")
On October 31, 2014, the Company acquired certain assets of Dot Copy, Inc. ("Groovebook") for a total aggregate purchase price of $13.7 million, consisting of an upfront cash purchase amount and a future performance-based earn-out subject to achieving certain financial metrics. Groovebook is a mobile photo book app subscription service that sends customers a keepsake book of their mobile photos each month. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

Of the total purchase price, $0.6 million was allocated to the customer base, which will be amortized over an estimated useful life of two years, $0.5 million was allocated to the Groovebook tradename, which will be amortized over an estimated useful life of three years, $0.4 million was allocated to Groovebook patents, which will be amortized over an estimated useful life of two years and $0.2 million was allocated to developed technologies, which will be amortized over an estimated useful life of one year. The remaining excess purchase price of approximately $12.0 million was allocated to goodwill primarily representing manufacturing and production synergies and synergies from Groovebooks' market position. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company's acquisition of Groovebook. Groovebook's results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

BorrowLenses LLC
On October 24, 2013, the Company acquired BorrowLenses LLC ("BorrowLenses") for a total aggregate cash purchase price of $36.8 million, or $35.7 million net of cash acquired. BorrowLenses is a premier online marketplace for photographic and video equipment rentals. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. For federal income tax purposes, an election was made to treat the non-taxable transaction as an asset acquisition.

Of the total purchase price, $4.2 million was allocated to the customer base, which will be amortized over an estimated useful life of four years, $1.0 million was allocated to developed technologies, which will be amortized over an estimated useful life of approximately three years, and $1.6 million was allocated to the BorrowLenses tradename, which will be amortized over an estimated useful life of four years. The assets and liabilities acquired totaled approximately $13.3 million and $0.8 million, respectively. The remaining excess purchase price of approximately $17.6 million was allocated to goodwill primarily representing the assembled workforce and synergies from BorrowLenses' market position. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company's acquisition of BorrowLenses. BorrowLenses' results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

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

MyPublisher, Inc.
On April 29, 2013, the Company acquired MyPublisher, Inc. ("MyPublisher") for a total aggregate cash purchase price of $40.2 million, or $38.4 million net of cash acquired. MyPublisher is one of the pioneers in the photo book industry and creator of easy-to-use photo book making software. The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the purchase price has been allocated to the acquired tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

Of the total purchase price, $9.5 million was allocated to the customer base, which will be amortized over an estimated useful life of four years, $7.8 million was allocated to developed technologies and will be amortized over an estimated useful life of approximately two years, $1.3 million to the MyPublisher tradename, which will be amortized over an estimated useful life of two years, and $0.1 million to favorable leases which will be amortized over an estimated useful life of five years. The tangible assets and liabilities acquired totaled approximately $8.2 million and $7.8 million, respectively. Included within assets and liabilities is a net deferred tax liability of approximately $0.3 million representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The remaining excess purchase price of approximately $21.1 million was allocated to goodwill primarily representing the assembled workforce and synergies from MyPublisher's market position. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company's acquisition of MyPublisher. MyPublisher's results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the total purchase price, $14.6 million was allocated to developed technology and is being amortized over an estimated useful life of five years and $0.2 million was allocated to the active user base which will be amortized over an estimated useful life of two years. The assets and liabilities acquired totaled approximately $1.0 million and $1.2 million, respectively. The remaining excess purchase price of approximately $7.9 million was allocated to goodwill primarily representing the assembled workforce and synergies from the accelerated time to market. In addition, $4.3 million was recorded as a deferred tax liability representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company’s acquisition of ThisLife. ThisLife’s results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

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

Of the total purchase price, $2.9 million was allocated to developed technology and is being amortized over an estimated useful life of three years, $0.9 million was allocated to in-process research and development, and $0.2 million was allocated to the active user base which will be amortized over an estimated useful life of two years. The assets and liabilities acquired totaled approximately $0.1 million and $0.2 million, respectively. The remaining excess purchase price of approximately $3.2 million was allocated to goodwill primarily representing the assembled workforce and synergies from the accelerated time to market. In addition, $0.9 million was recorded as a deferred tax liability which represents the difference between the assigned values of the assets acquired and the tax basis of those assets offset by net operating loss carryforwards. The offset is recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the acquisition. Penguin Digital’s results of operations for periods prior to this acquisition were not material to the consolidated statement of income and, accordingly, pro forma financial information has not been presented.

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

Of the total purchase price, $3.0 million was allocated to developed technology and is being amortized over an estimated useful life of five years, $0.7 million was allocated to in-process research and development, and $0.1 million was allocated to non-compete agreements with the founders which will be amortized over an estimated useful life of two years. The assets and liabilities acquired totaled approximately $0.1 million. The remaining excess purchase price of approximately $0.7 million was allocated to goodwill primarily representing the assembled workforce. In addition, $0.9 million was recorded as a deferred tax liability representing the difference between the assigned values of the assets acquired and the tax basis of those assets, with the offset recorded as additional goodwill. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company’s acquisition of Photoccino. Photoccino’s results of operations for periods prior to this acquisition were not material to the consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than January 2023. Rent expense was $7.2 million, $5.8 million and $4.8 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company has non-cancelable operating leases for certain production equipment with terms ranging from four to five years. As of December 31, 2014, the total outstanding obligation under all equipment operating leases was $22.1 million.

The Company also has production equipment under capital lease. During the year ended December 31, 2014, the Company modified certain existing equipment lease agreements which resulted in the leases being reclassified from operating to capital leases. The Company also entered into new equipment leases with terms which resulted in capital lease treatment.

At December 31, 2014, the total future minimum payments under non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending:
2015	$14,585	$10,026
2016	11,557	9,856
2017	8,666	9,589
2018	4,681	8,754
2019	2,041	5,322
Thereafter	2,565	602
Total minimum lease payments	$44,095	44,149
Less: amount representing interest		(2,947)
Present value of future minimum lease payments		41,202
Less: current portion		(8,905)
Non-current portion of capital lease obligations		$32,297

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2020. As of December 31, 2014, the Company’s purchase obligations totaled $99.2 million. At December 31, 2014, the total future minimum payments under these purchase obligations are as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending:
2015	$18,383
2016	19,238
2017	18,840
2018	16,082
2019	15,312
Thereafter	11,334
Total minimum purchase obligations	$99,189

Build-to-suit Lease

During the year ended December 31, 2012, the Company executed a lease for a new 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. This facility replaced the Company's current east coast production facility in Charlotte, North Carolina. In order for the facility to meet the Company's operating specifications, both the landlord and the Company made structural changes as part of the uplift of the building, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $4.9 million, representing its estimate of the fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities. The Company increased the asset and financing obligations by $3.1 million and $1.5 million for building uplift costs incurred by the landlord during 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company executed a lease for a new 217,000 square foot production facility in Shakopee, Minnesota. This facility provides additional production capacity. Both the landlord and the Company incurred costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset and corresponding construction financing obligation, as a component of non-current liabilities, of $13.7 million and 7.0 million for building uplift costs incurred by the landlord during 2014 and 2013, respectively.

Also during the year ended December 31, 2013 the Company executed a lease for a new 237,000 square foot production facility in Tempe, Arizona. This facility will consolidate all of the Company's locations in the greater Phoenix area as well as offer flexibility for future expansion, and is expected to become operational during 2015. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. As of December 31, 2014, the landlord incurred $9.1 million of building construction costs which the Company has recorded as an asset, with a corresponding construction financing obligation, which is recorded as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.

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
Construction of the Fort Mill, South Carolina facility and the Shakopee, Minnesota facility were completed in the second quarter of 2013 and 2014, respectfully, and at that time the Company concluded that it had forms of continued economic involvement in the facility. As a result, the Company did not comply with provisions for sale-leaseback accounting and the buildings are being accounted for as a financing obligation.

At December 31, 2014, the total future rent payments under these build-to-suit leases are as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending:
2015	$4,798
2016	6,088
2017	6,224
2018	6,364
2019	6,507
Thereafter	33,127
Total future rent payments under build-to-suit leases	$63,108

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through December 31, 2014, the Company has not drawn on the credit facility.

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of December 31, 2014, the Company is in compliance with all of its covenants.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Legal Matters

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations.

The State of Delaware v. Shutterfly, Inc.

On May 1, 2014, the State of Delaware filed a complaint against Shutterfly for alleged violations of the Delaware False Claims and Reporting Act, 6 Del C. § 1203(b)(2). The complaint asserts that Shutterfly failed to report and remit to Delaware cash equal to the balances on unused gift cards under the Delaware Escheats Law, 12 Del. C. § 1101 et seq. The Company believes the suit is without merit.

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

Note 8 — Stock-Based Compensation

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tiny Prints 2008 Equity Incentive Plan

In April 2011, in connection with the acquisition of Tiny Prints, the Company converted and assumed the equity awards granted under the Tiny Prints 2008 Equity Incentive Plan (the “Tiny Prints Plan”).   Awards granted under the Tiny Prints Plan include ISO, NSO, and restricted share awards, all of which generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years.  Options under this plan will expire if not exercised within 10 years from the date of grant, and options and awards will expire if forfeited due to termination.

Stock Option Activity

A summary of the Company’s stock option activity at December 31, 2014 and changes during the period are presented in the table below (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2013	616	$23.10
Granted	—	—
Exercised	(190)	17.09
Forfeited, canceled or expired	(24)	31.84
Balances, December 31, 2014	402	$25.42	4.5	$7,200
Options vested and expected to vest at December 31, 2014	399	$25.39	4.5	$7,169
Options vested at December 31, 2014	356	$24.36	4.1	$6,746

As of December 31, 2013 and 2012, there were 462,000 and 1,677,000 options vested, respectively.

During the year ended December 31, 2014, the Company did not grant any stock options. In the fiscal years ended December 31, 2013 and 2012, the Company granted stock options to purchase an aggregate of 2,000 and 139,000 shares of common stock, respectively, with a weighted average grant-date fair value of $12.55 and $12.93 per share, respectively.

The total intrinsic value of options exercised during the twelve months ended December 31, 2014, 2013 and 2012 was $6.1 million, $41.5 million and $12.3 million, respectively. Net cash proceeds from the exercise of stock options were $3.2 million for the twelve months ended December 31, 2014.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. The Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Dividend yield	—	—
Annual risk free rate of return	0.8%	0.8%
Expected volatility	47.0%	56.5%
Expected term (years)	4.2	4.3

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the twelve months ended December 31, 2014, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2013	3,862	$38.59
Granted	1,889	45.34
Vested	(1,481)	38.36
Forfeited	(566)	41.99
Awarded and unvested, December 31, 2014	3,704	$42.17
Restricted stock units expected to vest, December 31, 2014	3,314

The chart below summarizes grant activity during the twelve months ended December 31, 2014 by equity plan (share numbers in thousands):

Grants in 2014
2006 Equity Incentive Plan
Restricted stock units (1)	1,356
Performance-based restricted stock units (2) (3)	341
Total grants under 2006 Plan	1,697

Inducement Awards
Restricted stock units (4)	96
Performance-based restricted stock units (4)	96
Total grants pursuant to Inducement Awards	192

Total awards granted in 2014	1,889

(1) Awards issued under the 2006 Plan include restricted stock unit awards granted to new and current employees. Awards issued under this plan typically vest over a three or four year total vesting term.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Includes performance-based restricted stock units (PBRSUs) issued under the 2006 Equity Incentive Plan to specific employees which are tied to the Company’s 2014 financial performance and which have four year service criteria.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  As of December 31, 2014, the performance criteria for the fiscal year was met and the associated stock-based compensation has been recognized.

(3)
Also includes the PBRSUs issued to the Chief Executive Officer which are tied to multi-year performance metrics and the Company's stock performance relative to market measures. These PBRSUs also have a three year service criteria. The Company valued the market criteria using a Monte Carlo valuation model and took into consideration the likelihood of the market criteria being achieved. Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance and market criteria is probable.  As of December 31, 2014, the performance criteria and market criteria appear to be attainable and the Company recognized the associated stock-based compensation.

(4) Inducement awards are issued to newly hired officers and to certain new employees from acquired companies. During 2014, inducement awards included time-based and performance based awards issued to two newly hired officers and vest over four years.

During the years ended December 31, 2014 and 2013, the fair value of awards vested were $56.8 million and $35.9 million, respectively.

At December 31, 2014, the Company had $97.9 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately two years.

Note 9 — Income Taxes

Income before benefit from/(provision for) income taxes is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(10,317)	$12,570	$40,024
Foreign	338	350	134
Total	$(9,979)	$12,920	$40,158

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the benefit from/(provision for) income taxes are as follows (in thousands):

	December 31,
	2014	2013	2012
Federal:
Current	$(487)	$1,181	$14,605
Deferred	(1,381)	1,870	(316)
	(1,868)	3,051	14,289
State:
Current	704	1,711	2,383
Deferred	(1,038)	(1,234)	455
	(334)	477	2,838
Foreign:
Current	268	412	118
Deferred	(185)	(305)	(85)
	83	107	33
Total income tax expense (benefit):
Current	485	3,304	17,106
Deferred	(2,604)	331	54
	$(2,119)	$3,635	$17,160

The Company’s actual tax expense differed from the statutory federal income tax rate, as follows:

	December 31,
	2014	2013	2012
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes	20.1	(4.5)	0.9
Stock-based compensation	2.2	(15.2)	1.1
R&D tax credit	14.8	(17.1)	—
Non-deductible executive compensation	(29.7)	20.6	—
Valuation allowance	(17.2)	8.0	5.5
Other	(4.0)	1.3	0.2
	21.2%	28.1%	42.7%

At December 31, 2014, the Company had approximately $50.4 million, $45.4 million, and $16.7 million of federal, California and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income. $33.2 million, $35.0 million, and $2.7 million of the Federal, California, and other state jurisdiction net operating loss carryforwards are associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2021 and 2016 for federal and California purposes, respectively, and no sooner than 2020 for the portion related to other state jurisdictions, if not utilized.

The Company also had research and development credit carryforwards of approximately $8.9 million and $9.2 million for federal and state income tax purposes, respectively, at December 31, 2014, of which $7.4 million and $2.5 million is associated with windfall tax benefits for federal and state income tax purposes, respectively, that will be recorded as additional paid-in capital when realized. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes. The research and development tax credit will expire starting in 2021 for federal and 2024 for Arizona.

Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$6,672	$4,994
Reserves and other tax benefits	41,549	30,704
Tax credits	7,211	5,296
Deferred tax assets	55,432	40,994
Valuation allowance	(4,850)	(2,872)
Net deferred tax assets	50,582	38,122
Deferred tax liabilities:
Depreciation and amortization	(63,478)	(53,655)
Net deferred tax assets / (liabilities)	$(12,896)	$(15,533)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The valuation allowance related to deferred income taxes was $4.9 million as of December 31, 2014 and $2.9 million as of December 31, 2013. The increase in the valuation allowance was attributed to the Company's generation of certain California and South Carolina deferred tax assets which it believes it will not be able to utilize.

As of December 31, 2014, the Company had $8.6 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows (in thousands):

	2014	2013	2012
Balance of unrecognized tax benefits at January 1	$7,035	$5,445	$4,364
Additions for tax positions of prior years	41	22	137
Additions for tax positions related to current year	1,502	1,811	1,009
Reductions for tax positions of prior years	(12)	(243)	(65)
Balance of unrecognized tax benefits at December 31	$8,566	$7,035	$5,445

If the $8.6 million of unrecognized tax benefits as of December 31, 2014 is recognized, approximately $4.9 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company provides for federal income taxes on the earnings of its foreign subsidiary, as such, earnings are currently recognized as US taxable income.

As of December 31, 2014, the Company is subject to taxation in the United States and Israel. The Company is subject to examination for tax years including and after 2010 for federal income taxes. Certain tax years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

The Company is currently under audit by the Internal Revenue Service (IRS) for the tax year ended December 31, 2010. The Company is not aware of any proposed adjustments and it believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations as of December 31, 2014.

Note 10 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2014 and 2013, there were no discretionary contributions.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. On February 6, 2014, the Company's Board of Directors approved an increase to the program, authorizing the Company to repurchase up to $100.0 million of the Company's common stock in addition to any amounts repurchased as of that date. The share repurchase program is subject to prevailing market conditions and other considerations; does not require the Company to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time. The share repurchase authorizations permit the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. As of December 31, 2014, the remaining authorized amount for stock repurchases under the share repurchase program was $11.2 million.

In 2014, the Company repurchased 1,961,085 shares of its outstanding common stock at an average of $45.29 per share pursuant to the share repurchase program.

In 2013, the Company repurchased 70,313 shares of its outstanding common stock at an average of $31.87 per share pursuant to the share repurchase program.

In the second quarter of 2013, the Company repurchased 631,180 shares from purchasers of its 0.25% senior convertible notes in privately negotiated transactions of outside the share repurchase program using $30.0 million of the net proceeds of its issuance of the notes.

All repurchased shares of common stock have been retired.

Note 12 - Convertible Senior Notes

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	upon the occurrence of specified corporate events; or

•	at any time on or after December 15, 2017 until the close of business on the second scheduled trading immediately preceding the maturity date.
As of December 31, 2014, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Liability component:
Principal	$300,000	$300,000
Less: debt discount, net of amortization	(44,782)	(56,507)
Net carrying amount	$255,218	$243,493

Equity component (1)	$63,510	63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
0.25% coupon	$750	$469
Amortization of debt issuance costs	1,179	705
Amortization of debt discount	11,726	7,002
	$13,655	$8,176

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 13 — Segment Reporting

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of its reportable segments.

The Company's Chief Operating Decision Maker ("CODM") function is comprised of its chief executive officer. Effective in the fourth quarter of 2014, the Company defined two reportable segments based on factors such as how management manages the operations and how the chief operating decision maker views results. Prior to the fourth quarter of 2014, the Company reported as a single operating and reportable segment. Accordingly, the Company has recasted its financial information and disclosures for prior periods to reflect the segment disclosures as if the current operating structure had been in effect throughout all periods presented.

The CODM function uses gross profit to evaluate the performance of the segments and allocate resources. Management considers gross margin to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level which direct costs associated with the performance of the segment are monitored. Cost of revenue for the Consumer segment consists of costs directly attributable to the production of personalized products for all of the Company's brands, including direct materials, shipping charges, and payroll and related expenses for direct labor; rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of revenue for the Enterprise segment consists of costs which are direct and incremental to the Enterprise business. These include production costs of Enterprise products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

Due to the nature of the Company's operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM to allocate resources or assess performance of the Company's segments. Accordingly, the Company has not disclosed asset information by segment.
The Company’s segments are determined based on the products and services it provides and how the CODM evaluates the business. The Company has the following reportable segments:
Consumer - Includes sales from the Company's brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, and the related shipping revenues as well as rental revenue from its BorrowLenses brand.
Enterprise - Includes revenues primarily from variable, four-color direct marketing collateral manufactured and fulfilled for business customers.

In addition to the above reportable segments, the Company has a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation and amortization of intangible assets.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's segment results for fiscal 2014, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Consumer
Net revenues	$870,959	$745,970	$613,445
Cost of net revenues	394,265	327,145	263,962
Gross profit	$476,694	$418,825	$349,483
Gross profit as a percentage of net revenues	55%	56%	57%

Enterprise
Net revenues	$50,621	$37,672	$27,179
Cost of net revenues	43,456	29,480	22,803
Gross profit	$7,165	$8,192	$4,376
Gross profit as a percentage of net revenues	14%	22%	16%

Corporate
Net revenues	$—	$—	$—
Cost of net revenues	14,999	12,968	8,092
Gross profit	$(14,999)	$(12,968)	$(8,092)

Consolidated
Net revenues	$921,580	$783,642	$640,624
Cost of net revenues	452,720	369,593	294,857
Gross profit	$468,860	$414,049	$345,767
Gross profit as a percentage of net revenues	51%	53%	54%

Note 14 - Related Party Transactions

Shutterfly’s Chief Executive Officer, Jeffrey Housenbold, was appointed to Chegg, Inc.'s ("Chegg") Board of Directors in May 2013 and to Groupon, Inc.'s ("Groupon") Board of Directors in October 2013. During the year ended December 31, 2014, Shutterfly conducted business with both Groupon and Chegg. Shutterfly's business with Groupon during the year consisted primarily of offering Shutterfly’s products as part of Groupon’s Flash deals. Shutterfly's business with Chegg primarily consisted of advertising campaigns, and commercial print services with its Enterprise segment.

During the year ended December 31, 2014, Shutterfly paid approximately $3.3 million in commissions to Groupon related to these Flash deals. As of December 31, 2014, the Company had a receivable balance of approximately $0.5 million with Groupon and $0.5 million with Chegg. During the year ended December 31, 2014, Shutterfly earned revenue of approximately $0.5 million from Chegg. Management believes that these transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$137,099	$159,148	$142,008	$483,325
Gross profit	$60,756	$75,813	$52,282	$280,009
Net income/(loss)	$(34,214)	$(27,052)	$(46,244)	$99,650

Net income/(loss) per common share:
Basic	$(0.89)	$(0.70)	$(1.20)	$2.59
Diluted	$(0.89)	$(0.70)	$(1.20)	$2.51

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$116,708	$133,461	$122,685	$410,788
Gross profit	$54,855	$61,745	$51,377	$246,072
Net income/(loss)	$(12,405)	$(11,811)	$(10,148)	$43,649

Net income/(loss) per common share:
Basic	$(0.33)	$(0.31)	$(0.27)	$1.15
Diluted	$(0.33)	$(0.31)	$(0.27)	$1.10

Note 16 — Subsequent Event
Share Repurchase Program
On February 9, 2015, the Company's Board of Directors approved an increase to the share repurchase program up to $300.0 million in addition to amounts remaining under the previous share repurchase authorization. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations; does not require the Company to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time.
Restructuring
In February 2015, the Company announced its plans to discontinue the Treat brand and migrate the one-to-one greeting offering to the Shutterfly brand by the end of the first quarter of 2015. Shutterfly also announced plans to close its manufacturing facility located in Elmsford, New York and redirect all production and customer service operations throughout the Shutterfly manufacturing network by the end of the third quarter of 2015. Shutterfly expects to incur certain restructuring costs during 2015 related to these events.

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2012	$334	303	—	(406)	$231
Year ended December 31, 2013	$231	(140)	—	(79)	$12
Year ended December 31, 2014	$12	7	—	(18)	$1

Tax Valuation Allowance
Year ended December 31, 2012	$—	2,203	—	—	$2,203
Year ended December 31, 2013	$2,203	1,049	—	(380)	$2,872
Year ended December 31, 2014	$2,872	1,978	—	—	$4,850

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SHUTTERFLY, INC.
(Registrant)

Dated: February 17, 2015	By:	/s/ Brian M. Regan
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

Signature	Title	Date
/s/ Jeffrey T. Housenbold	President, Chief Executive Officer and Director	February 17, 2015
Jeffrey T. Housenbold	(Principal Executive Officer)

/s/ Brian M. Regan	Senior Vice President and Chief Financial Officer	February 17, 2015
Brian M. Regan	(Principal Financial Officer)

/s/ Brian R. Manca	Vice President and Chief Accounting Officer	February 17, 2015
Brian R. Manca	(Principal Accounting Officer)

/s/ Philip A. Marineau	Chairman of the Board of Directors and Director	February 17, 2015
Philip A. Marineau

/s/ Eric J. Keller	Director	February 17, 2015
Eric J. Keller

/s/ Stephen J. Killeen	Director	February 17, 2015
Stephen J. Killeen

/s/ Ann Mather	Director	February 17, 2015
Ann Mather

/s/ Nancy J. Schoendorf	Director	February 17, 2015
Nancy J. Schoendorf

/s/ Brian T. Swette	Director	February 17, 2015
Brian T. Swette

/s/ James N. White	Director	February 17, 2015
James N. White

/s/ Michael P. Zeisser	Director	February 17, 2015
Michael P. Zeisser

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Restated Bylaws.	10-Q	001-33031	July 31, 2012	3.02
4.01	Form of common stock certificate.	S-1/A	333-135426	August 18, 2006	4.01
4.02	Indenture, dated as of May 20, 2013, by and between Shutterfly, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-33031	May 20, 2013	4.01
10.01	Form of Indemnity Agreement.*	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan, as amended.*	10-Q	001-33031	November 5, 2013	10.01
10.04	Forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement under the 2006 Equity Incentive Plan, as amended.*	10-K	001-33031	February 7, 2011	10.24
10.05	Form of Inducement Restricted Stock Unit Award Agreement.*	10-K	001-33031	February 14, 2013	10.04
10.06	Shutterfly, Inc. 2014 CEO Compensation Plan.*	8-K	001-33031	February 20, 2014	10.01
10.07	Shutterfly, Inc. 2014 Quarterly Bonus Plan (CEO & eStaff).*	8-K	001-33031	February 20, 2014	10.02
10.08	Shutterfly, Inc. Executive Stock Ownership Guidelines, as amended.*
10.09	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.10	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.02
10.11	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.03
10.12	Offer Letter dated March 21, 2005 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.03
10.13	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.04
10.14	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.15	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.2
10.16	Offer Letter dated March 5, 2012 for John Boris.*	10-Q	001-33031	May 7, 2013	10.02
10.17	Offer Letter, dated July 18, 2012, by and between Shutterfly, Inc. and Brian Regan.*	8-K	001-33031	July 30, 2012	10.01

10.18	Offer Letter dated October 9, 2014 for Satish Menon.*					X
10.19	Supply Agreement, dated as of April 20, 2007, by and between Shutterfly, Inc. and FUJIFILM U.S.A, Inc.**	10-Q	001-33031	August 1, 2007	10.18
10.20	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001-33031	May 3, 2010	10.01
10.21	Amendment No. 2 to Supply Agreement made as of August 23, 2012 by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001.33031	November 6, 2012	10.02
10.22	Credit Agreement, dated as of November 22, 2011, by and among the Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A.	10-K	001-33031	February 13, 2012	10.25
10.23	Amendment No. 1 to Credit Agreement, dated as of May 10, 2013, by and among Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33031	May 13, 2013	10.01
10.24	Incremental Commitment Agreement dated as of December 6, 2013. by and among Shutterfly, Inc., the Incremental Lenders (as defined therein) and JPMorgan Chase Bank, N.A.	10-K	001-33031	February 12, 2014	10.07
10.25	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.01
10.26	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.02
10.27	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.03
10.28	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.04
10.29	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.05
10.30	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.06
10.31	Letter Agreement, dated May 14, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.07
10.32	Letter Agreement, dated May 14, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.08

10.33	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.09
10.34	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.10
10.35	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.11
10.36	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.12
10.37	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.13
10.38	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.14
10.39	Letter Agreement, dated May 15, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.15
10.40	Letter Agreement, dated May 15, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.16
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See signature page of this Form 10-K)					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

101
The following financial statements from Shutterfly Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Comprehensive Income/(Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.
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