Form 10-K/A
period 2014-12-31
SHUTTERFLY INC
filed 2015-04-30
CIK 1125920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-33031

SHUTTERFLY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
( State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2800 Bridge Parkway Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(650) 610-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price of our Common Stock on June 30, 2014 as reported on the Nasdaq Global Select Market was $2,104,507,024.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2015
Common stock, $0.0001 par value per share	37,923,739

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the original Annual Report on Form 10-K of Shutterfly, Inc. (“Shutterfly,” the “Company,” “we,” or “us”) for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2015 (the “Original Report”). We are filing this Amendment to include the information required by Part III of Form 10-K to be filed as part of the Original Report as we will not be filing our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014. Except as set forth in this Amendment, no other changes have been made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, and does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following is biographical information for each current member of our board of directors.  Ages are stated as of April 24, 2015.  The primary individual experience, qualifications, attributes and skills of each of our directors that led to the Governance Committee’s and Board’s conclusion that such director should serve as a member of the Board are also described in the paragraphs that follow.

Name	Age	Position
Jeffrey T. Housenbold	45	President, Chief Executive Officer and Director
Philip A. Marineau	68	Chairman of the Board
Eric J. Keller(1*)	62	Director
Stephen J. Killeen(2)(3)	52	Director
Ann Mather(1)	55	Director
Nancy J. Schoendorf(2*)(3)	60	Director
Brian T. Swette(1)(3*)	61	Director
James N. White(1)(3)	53	Director
Michael P. Zeisser(2)	50	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Governance Committee

* Committee Chairperson

Jeffrey T. Housenbold has served as our President, Chief Executive Officer and a director since January 2005. Prior to joining Shutterfly, Mr. Housenbold served as Vice President of Business Development and Internet Marketing at eBay Inc., an online marketplace for the sale of goods and services, from January 2002 to January 2005. Previously, he was the Vice President & General Manager, Business-to-Consumer Group at eBay from June 2001 to January 2002, and served as Vice President, Mergers & Acquisitions at eBay from March 2001 to June 2001. Mr. Housenbold serves on the boards of directors of Chegg, Inc., and Groupon, Inc. Mr. Housenbold holds Bachelor of Science degrees in Economics and Business Administration from Carnegie Mellon University and a Master of Business Administration degree from the Harvard Graduate School of Business Administration. During his tenure at Shutterfly, Mr. Housenbold has led Shutterfly through a period of dramatic transformation and revitalization, continued market share gains and sustained revenue growth. Mr.  Housenbold has spent more than 20 years in the consumer industry in senior roles at large, complex companies. Mr. Housenbold’s knowledge of all aspects of our business, combined with his drive for innovation and excellence, position him well to serve as our President and Chief Executive Officer and member of the Board of Directors.

James N. White has served on our Board of Directors since November 2005. Mr. White has been a Managing Director at Sutter Hill Ventures, a venture capital firm, since October 2000, where he specializes in investments in consumer-facing, enterprise application and infrastructure solutions technology companies. Mr. White previously held senior executive positions at Macromedia, Inc., a software developer; Silicon Graphics, Inc., a provider of graphical computing workstations; and Hewlett-Packard Company. Mr. White serves on the boards of directors of numerous privately held Internet companies including Satmetrix and Glassdoor.com. Mr. White holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration degree from the Harvard Graduate School of Business Administration. Mr. White’s extensive experience with technology development and consumer products companies provides our Board of Directors with valuable insight into key components of our business strategy. In addition, Mr. White’s deep venture capital experience provides important contributions to our Audit Committee and enhances our Audit Committee’s effectiveness.

Stephen J. Killeen has served on our Board of Directors since February 2007. Mr. Killeen has been the Chief Executive Officer of The CarbonNeutral Company, a leading provider of carbon portfolio creation and management services, since March 2007. From November 2002 to March 2006, Mr. Killeen served as the President and Chief Executive Officer of WorldWinner, a casual gaming company that he successfully sold to London-based Fun Technologies. From 2001 to November 2002, he served as President of TerraLycos, the world’s fourth-largest online media property. Prior to TerraLycos, Mr. Killeen was President and Chief Executive Officer of Raging Bull, a popular online financial message board that he successfully sold to AltaVista in 1999. He has served on the board of directors of Switchboard, Lycos Europe, Molecular and Marketing Services Group, and Junior Achievement of New England. Mr. Killeen holds a Bachelor of Arts degree from Union College. Mr. Killeen brings to the Board of Directors his executive and management experience as well as significant knowledge of Internet and e-commerce business models. In addition, Mr. Killeen’s service on other public company boards provides considerable experience that contributes to our overall Board effectiveness.

Eric J. Keller has served on our Board of Directors since March 2006. From October 2008 through July 2014, Mr. Keller served as the Chief Operating Officer of Kleiner Perkins Caufield and Byers, a venture capital firm. Previously, he was the Chief Executive Officer of Movaris, Inc., a financial software company, from March 2004 until its merger with Trintech Group Plc. in February 2008. Mr. Keller serves on the board of directors of Infusionsoft, Inc., a privately-held sales and marketing software company. Mr. Keller holds a Bachelor of Science degree from Cornell University and a Masters of Business Administration degree from the University of California, Berkeley. Mr. Keller brings executive and financial experience to our Board, as well as significant knowledge of technology companies. He is also an “audit committee financial expert” as that term is defined in applicable SEC rules.

Nancy J. Schoendorf has served on our Board of Directors since February 2004. Ms. Schoendorf has been a Managing Partner with Mohr, Davidow Ventures, a venture capital firm, since June 1993 where she focuses on investments in software and services companies. Prior to Mohr, Davidow Ventures, Ms. Schoendorf spent 17 years in the computer industry in management or executive positions with Sun Microsystems, Inc., a provider of network computing products and services, Software Publishing Corporation, an international supplier of business productivity software, and at Hewlett-Packard Company, a global technology company. She currently serves on the boards of directors of several privately held companies. Ms. Schoendorf holds a Bachelor of Science degree in Computer Science and Mathematics from Iowa State University and a Master of Business Administration degree from Santa Clara University. Ms. Schoendorf’s experience in technology development and venture capital provides a valuable perspective to our management team and Board of Directors, particularly with respect to our product and services strategy and total compensation strategy.

Michael P. Zeisser has served on our Board of Directors since March 2013. Mr. Zeisser has served as Chairman, US Investments for Alibaba Group Holding Ltd., one of the largest Internet companies in the world, since October 2013. Prior to Alibaba, Mr. Zeisser served as Senior Vice President of Liberty Interactive Corporation (formerly known as Liberty Media Corporation) from September 2003 to November 2012 where he oversaw more than a dozen consumer-facing Internet and e-commerce companies. Prior to his tenure at Liberty, Mr. Zeisser was a partner at McKinsey & Company, a global management consulting firm, from December 1996 to September 2003. Mr. Zeisser currently serves on the board of directors of XO Group, Inc., a consumer Internet and media company. During the past five years Mr. Zeisser has served as a member of the boards of directors of TripAdvisor, Inc. and IAC/Interactive Corp. Mr. Zeisser is a graduate of the University of Strasbourg, France and the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Zeisser is currently a member of the Media Advisory Group of the American Association for the Advancement of Science. Mr. Zeisser has extensive insight into, and unique and specialized experience regarding, the Internet and digital media. He also possesses significant experience with respect to international operations and business strategy.

Philip A. Marineau has served on our Board of Directors since February 2007 and as the Chairman of the Board since May 2007. Since October 2008, Mr. Marineau has been partner of LNK Partners, a private equity firm. Prior to LNK Partners, Mr. Marineau was the chief executive of a number of global consumer products companies. From 1999 to 2006, Mr. Marineau served as the President and Chief Executive Officer of Levi Strauss, & Co. From 1997 to 1999, he served as President and Chief Executive Officer of Pepsi-Cola North America. From 1996 to 1997, he served as President and Chief Operating Officer of Dean Foods. From 1973 to 1996, Mr. Marineau served in various positions at Quaker Oats Company, including as its President and Chief Operating Officer. He currently serves on the board of directors of Meredith Corporation and is the chair of Meredith Corporation’s audit committee. Mr. Marineau holds a Bachelor of Arts degree from Georgetown University and a Master of Business Administration degree from Northwestern University. Mr. Marineau provides extensive leadership to our management team and guides our Board of Directors. Mr. Marineau’s consumer products and marketing experience provides important insight and guidance to our management team and Board of Directors and is instrumental to the development of our overall business strategy.

Brian T. Swette has served on our Board of Directors since September 2009. Mr. Swette served as a director of Burger King Holdings, Inc., the world’s second largest fast food hamburger restaurant chain, from 2002 to 2011 and became Burger King’s Non-Executive Chairman in 2006. Previously, he served as the Chief Operating Officer of eBay Inc., an online commerce company, from 1998 to 2002. Prior to eBay, Mr. Swette was Executive Vice President and Chief Marketing Officer of Pepsi-Cola. Mr. Swette currently serves on the board of directors of Jamba, Inc. and Care.com, as well as on the boards of directors of privately held companies. Mr. Swette holds a Bachelor of Science degree in Economics from Arizona State University. Mr. Swette brings to the Board his marketing, strategy and management experience as well as significant knowledge of Internet companies and consumer industries. In addition to his marketing skills, Mr.  Swette’s experience building fast-growth e-commerce businesses brings a unique and relevant perspective to our Board of Directors and management.

Ann Mather has served on our Board of Directors since May 2013. Ms. Mather has been a director of Glu Mobile Inc. since September 2005, Google, Inc. since November 2005, Netflix, Inc. since July 2010 and Arista Networks, Inc. since June 2013. Since May 2011, Ms. Mather has been an independent trustee to the Dodge & Cox Funds board of trustees. Ms. Mather serves as the audit committee chair for Google, Netflix and Arista Networks. From 1999 to 2004, Ms. Mather was Executive Vice President and Chief Financial Officer of Pixar, a computer animation studio where she was responsible for finance, administration, business affairs, investor relations and human resources. Prior to her service at Pixar, Ms. Mather was Executive Vice President and Chief Financial Officer at Village Roadshow Pictures, the film production division of Village Roadshow Limited. Ms. Mather holds a Master of Arts degree from Cambridge University. Ms. Mather brings executive and financial experience to our Board and her service on other public company boards provides considerable experience that contributes to our Board’s overall effectiveness. Moreover, Ms. Mather’s extensive experience serving on Audit Committees enhances our Audit Committee’s effectiveness.

There are no family relationships among any of our directors and executive officers.

Executive Officers

The following is biographical information for our executive officers as of April 24, 2015. Biographical information for our President and Chief Executive Officer is in the section titled “Board of Directors.”

Name	Age	Position
Dwayne A. Black	47	Senior Vice President, Operations
John Boris	42	Senior Vice President, Chief Marketing Officer
Daniel C. McCormick	49	Senior Vice President, Chief Operating Officer
Satish Menon	57	Senior Vice President, Chief Technical Officer
Brian M. Regan	43	Senior Vice President and Chief Financial Officer

Dwayne A. Black has served as our Senior Vice President, Operations since February 2007. Prior to joining Shutterfly, Mr. Black held multiple positions at Banta Corporation, a leading provider of printing and digital imaging solutions to publishers and direct marketers owned by RR Donnelley, including Vice President of Operations, from 1994 to 2006. Mr. Black attended the Engineering program at Purdue University.

John Boris has served as our Senior Vice President, Chief Marketing Officer since April 2012. Mr. Boris joined Shutterfly from travel publisher Lonely Planet, where he served as Executive Vice President and Managing Director for Lonely Planet Americas from October 2009 to April 2012. Prior to Lonely Planet, from September 2006 to October 2009, Mr. Boris was Senior Vice President, Marketing at Zagat Survey, a provider of consumer survey—based leisure information. Prior to Zagat Survey, Mr. Boris held leadership positions at 1-800 Flowers.com and FreshDirect, Inc. Mr. Boris holds a Master of Business Administration degree from New York University and a Bachelor of Arts degree from Middlebury College.

Daniel C. McCormick joined Shutterfly in March 2005 as Senior Director of Business and Corporate Development. Since October 2013, he has served as our Senior Vice President, Chief Operating Officer, responsible for products and services, strategy and operations of the Shutterfly, Tiny Prints, Wedding Paper Divas, ThisLife, MyPublisher and BorrowLenses brands. Between February 2012 and September 2013, Mr. McCormick served as our Senior Vice President and General Manager. From March 2010 to January 2012, Mr. McCormick served as our Senior Vice President and General Manager of Products and Services and, from March 2009 to March 2010, as our Vice President and General Manager of Products and Services. From July 2007 to March 2009, Mr. McCormick served as our Vice President and General Manager of Products and, from July 2006 to June 2007, he served as our Vice President of Strategy and Corporate Development. Before joining Shutterfly, he held various positions from 1997 to 2003 at Network Appliance, a provider of data storage and management products, including Director of Product Marketing, Director of Corporate Development, and Director of Finance. He holds a Master of Business Administration degree from Harvard Graduate School of Business Administration and a Bachelor of Science degree from Babson College.

Satish Menon has served as our Senior Vice President and Chief Technical Officer since November 2014. Mr. Menon joined Shutterfly from UV Labs, a technology incubator, where he served as Head of EdTech from December 2012 to October 2014. Prior to UV Labs, from June 2009 to November 2012, Mr. Menon was the Senior Vice President and Chief Technical Officer of Apollo Education Group, Inc., an educational services and support company. From February 2006 to August 2009, Mr. Menon served as Vice President of the Consumer Platforms Group at Yahoo! Inc. Mr. Menon also held technology leadership positions at Kasenna, Inc. from 2000 to 2006 and Silicon Graphics, Inc. from 1994 to 2000. Mr. Menon has served on the Scientific Advisory Board of MedGenome Labs Pvt Ltd, a provider of clinical genomics solutions for personalized healthcare, since November 2012. Mr. Menon holds a Ph.D. in Computer Science from Georgia Institute of Technology, Master of Science degrees in Computer Science and Mechanical Engineering from New Jersey Institute of Technology and a Bachelor of Science degree in Mechanical Engineering from the University of Calicut, India.

Brian M. Regan has served as our Senior Vice President and Chief Financial Officer since August 2012. Mr. Regan joined Shutterfly from Wize Commerce (formerly Nextag, Inc.), a global digital marketing and online commerce company, where he served as Chief Financial Officer from July 2010 to August 2012. Prior to Nextag, from June 2008 to July 2010 Mr. Regan was the Executive Vice President and Chief Financial Officer of Ticketmaster Entertainment Inc., a live entertainment ticketing and artist management company. Mr. Regan has also held finance leadership positions at LendingTree, Inc. from 1998 to 2004 and later Expedia, Inc. from 2004 to 2008, where he last served as Senior Vice President of Finance. Mr. Regan began his career at PricewaterhouseCoopers. Mr. Regan has served on the Board of Directors of Demand Media, Inc., an online content and social media company, since February 2015. He holds a Bachelor of Science degree in Business Administration and Accounting from Bucknell University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met, except that a Form 3 for Satish Menon to report his initial ownership of Shutterfly securities and a Form 4 for Brian Regan to report the automatic sale to cover tax withholding due on the vesting of restricted stock units were inadvertently filed late.

Code of Ethics

We have adopted a written code of ethics for financial employees titled the “Code of Conduct and Ethics for Chief Executive Officer and Senior Financial Department Personnel” that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the Company’s Chief Financial Officer. A copy of this code of ethics can be found on the Corporate Governance page of our Investor Relations website at ir.shutterfly.com.  We intend to make all required disclosures concerning any amendments to, or waivers from, this code of ethics on our website.

Audit Committee

The Company has a standing Audit Committee of the Board of Directors. The current members of the Audit Committee are Messrs. Keller (Chairman), Swette, White and Ms. Mather.

The Board has determined that each member of the Audit Committee is an independent director under applicable SEC and NASDAQ rules and meets the requirements for financial literacy under applicable NASDAQ rules. The Board has also determined that Mr. Keller is an audit committee financial expert as defined under SEC rules.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about the 2014 compensation for our Chief Executive Officer, our Chief Financial Officer and our next three most highly-compensated executive officers who were serving as executive officers at the end of 2014, who were as follows:

•	Jeffrey T. Housenbold, our President and Chief Executive Officer (our “CEO”);

•	Brian M. Regan, our Senior Vice President and Chief Financial Officer;

•	Daniel C. McCormick, our Senior Vice President and Chief Operating Officer;

•	Satish Menon, our Senior Vice President and Chief Technical Officer; and

•	Gautam Srivastava, our former Senior Vice President and Chief Human Resources Officer, who resigned effective February 20, 2015.

Compensation information for these individuals, who we refer to collectively as the “Named Executive Officers,” is presented in the compensation tables following this Compensation Discussion and Analysis.

This Compensation Discussion and Analysis describes our executive compensation program for 2014. It also describes how the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation decisions for our Named Executive Officers.

2014 Overview

As a leading digital retailer of high-quality personalized products and services offered through a family of lifestyle brands, we operate in numerous dynamic and disruptive markets. With our headquarters located in the highly-competitive and entrepreneurial Silicon Valley, we compete for executive talent with a large number of early-stage venture-backed companies, pre-IPO companies, newly public, and mature publicly-traded companies, most of which operate in the high-growth technology sector. While our executive compensation decisions are driven by the ever-changing forces that shape this environment, our Board of Directors recognizes its obligation, as stewards for our stockholders, to safeguard their interests through responsible compensation policies and practices. As described in more detail in this section, in 2014 the Compensation Committee, acting on behalf of our Board of Directors, sought to fulfill these obligations while, at the same time, positioning our business to continue its history of strong financial and operational results.

2014 Changes to Executive Compensation Program

Following our Annual Meeting of Stockholders in May 2013, at which a slight majority of the votes cast on the stockholder advisory vote on the compensation of the Named Executive Officers (the “Say-on-Pay” vote) approved their compensation, we recognized the need to better understand the concerns of our stockholders about our executive compensation program. Thereafter, we actively engaged with each of our top 20 institutional stockholders, representing over 87% of the outstanding shares of our common stock, to discuss the results of the Say-on-Pay vote and to identify potential areas for improving our executive compensation program. In addition to its regular meetings in July and October 2013, the Compensation Committee held two special meetings in September 2013 to specifically consider the collective stockholder input from these efforts.

Since the Say-on-Pay vote and subsequent stockholder engagement efforts occurred during the summer and fall of 2013, respectively, well after the Compensation Committee had set the compensation of the Named Executive Officers for the year, the subsequent changes that it made to our executive compensation program were first effective in 2014. Specifically, the Compensation Committee made the following significant changes to the compensation program for the Named Executive Officers:

What We Learned	How We Responded
Stockholders expressed concern about our CEO’s target total direct compensation opportunity.

The Compensation Committee significantly reduced our CEO’s target total direct compensation opportunity for 2014 (which was approximately 29% less than his target opportunity for 2013), with this decrease almost entirely reflected in the grant date value of his target long-term incentive compensation opportunity.

Stockholders expressed concern about our CEO’s target long-term incentive compensation opportunity.	•	The Compensation Committee significantly reduced the grant date fair value of our CEO’s target long-term incentive compensation award, from $12 million in 2013 to $8 million in 2014, a 33% reduction.

	•	In addition, the Compensation Committee extended the vesting period for our CEO’s time-based equity awards from three years in 2013 to four years in 2014.

Stockholders expressed concern that the same performance measures were being used for both our performance-based cash bonuses and performance-based equity awards and that both forms of incentive compensation used the same one-year measurement period.

The Compensation Committee redesigned the 2014 performance-based equity award for our CEO to be based on three separate performance measures:

• net revenue growth,

• adjusted EBITDA growth, and

• relative total stockholder return, Measured over a two-year performance period ending December 31, 2015.

Stockholders expressed concern about our use of discretionary bonuses.	•

The Compensation Committee adopted an annual bonus plan for 2014 that bases all bonus payments on objective performance criteria and which permits the exercise of discretion only to reduce bonus payments (so-called “negative discretion”).

Stockholders expressed concern about the payment of bonus when our earnings were negative.	•

The annual bonus plan for 2014 provides for the payment of bonuses for the achievement of our quarterly financial goals, including adjusted EBITDA.  Due to the seasonality of our business, the threshold level of EBITDA for our first and third quarter bonus plans is set below $0 but in aggregate the sum of our four quarterly EBITDA thresholds was $154.9 million.

	•	Rigorous goals were set each quarter. The sum of the EBITDA threshold for the four quarters, increased by 33% in 2014.

Stockholders expressed concern that there was not sufficient alignment between our financial performance and our CEO’s target total direct compensation.

The Compensation Committee adjusted the mix of our CEO’s target total direct compensation opportunity for 2014 to provide that a majority (55%) of this opportunity is contingent on performance-based long-term incentive compensation To earn the maximum award, we must for the two-year performance period:

• achieve the adjusted EBITDA target level,

• exceed the net revenue growth target level by 50%, and

• our relative total stockholder return must exceed the Russell 2000 Index by 25 percentage points.

EACH OF THESE CHANGES WENT INTO EFFECT DURING 2014

Notwithstanding these changes, at our 2014 Annual Meeting of Stockholders, our stockholders narrowly approved the compensation of the Named Executive Officers, with approximately 50.1% of the votes cast in favor of the Say-on-Pay proposal.

Our Board of Directors and the Compensation Committee believe that it is of the utmost importance that we effectively communicate with our stockholders about the unique nature of and opportunities embedded in our business, our need to provide appropriate incentives to drive the growth that we expect over the years ahead, and the critical importance of our CEO to the successful execution of our long-term business strategy. At the same time, our Board of Directors and the Compensation Committee are aware of the dialog around our executive compensation program and the pay opportunities that have been extended to our senior leadership, which have raised the concerns that they have sought to address. Our Board of Directors and the Compensation Committee remain committed to an ongoing dialog with our stockholders to address these concerns within the context of our business imperatives, including the situation which they faced at the end of 2014.

CEO Compensation

2014 Compensation Decisions

As described above, when setting the 2014 compensation of our CEO, the Compensation Committee took into consideration the feedback that it had previously received from our stockholders which resulted in target total compensation that was 29% lower than 2013. His target total direct compensation opportunity for 2014 was as follows:

•	An annual base salary of $650,000, keeping pace with the competitive market;

•	The target annual cash bonus opportunity would remain equal to 100% of his annual base salary;

•	A time-based restricted stock unit award for 75,600 shares of our common stock with a grant date fair value of $3,507,084, that is to vest annually over the four—year period from 2014 to 2018; and

•

A performance-based restricted stock unit award for 92,400 shares of our common stock with a grant date fair value of $4,537,764, that may be earned over a two-year performance period from 2014 through 2015 based on our cumulative EBITDA and revenue growth over that period as well as our total stockholder return relative to the Russell 2000 Index. Vesting of any shares of our common stock earned pursuant to the PBRSU awards will occur on the second and third anniversary of the date of grant with 50% vesting on each anniversary.

•	The total grant value mix was 55% performance-based restricted stock units and 45% time-based restricted stock units.

The table below provides a year-over-year comparison of the CEOs target total direct compensation.

Element	2013	2014	% Change
Base Salary	$560,000	$650,000	16.1%
Target Bonus %	100%	100%	0%
Target Cash Compensation	$1,120,000	$1,300,000	16.1%
Long-Term Incentive	$12,011,800	$8,044,848	-33.0%
Target Total Direct Compensation	$13,131,800	$9,344,848	-28.8%

As illustrated by the following graph, 51% of the CEO’s target total direct compensation opportunity for 2014 was based on short- and long-term performance plan results, and 86% of his total target direct compensation was tied to equity awards:

Our Board of Directors firmly believes that our steady and consistent growth over the past decade, as well as our success in developing a leading market position has largely been the result of the exceptional leadership of our CEO and the team he has attracted to work for him. Specifically:

•	His focus, creativity, and ability to motivate our workforce have enabled us to flourish in a market sector that has proved to be unforgiving to less nimble and less entrepreneurial companies.

•	His role as the primary driver of our business, including its successful entry into several commercial ventures has been integral to our positioning as an industry leader.

•	Most significantly, his recognized status as a leader and visionary has allowed us to attract and develop a top-caliber management team, capable of achieving our long-term growth objectives.

In 2014, we experienced another record year of growth, with our revenues increasing 18% year-over-year to $921.6 million, and recorded our 56th consecutive fiscal quarter of year-over-year revenue growth. In addition, we recorded adjusted EBITDA for 2014 of $166.8 million, an increase of 11% from 2013.

On a longer-term basis, during our CEO’s tenure the compound annual growth rate of our net revenues has been 33%:

Further, our total stockholder return has consistently outperformed the Nasdaq Composite Index and Russell 2000 Index since our initial public offering.

	3-Year TSR(1)	5-Year TSR(1)	TSR since IPO(1)
Shutterfly	83.2%	134.1%	168.2%
Nasdaq Composite	81.8%	108.7%	109.7%
Russell 2000	62.6%	92.6%	66.0%

(1)TSR performance measured on 12/31/2014.

Thus, while our Board of Directors has sought to properly align our CEO’s total compensation opportunities with the interests of our stockholders, it has remained sensitive to the need to both motivate and adequately reward him for continuing to achieve our annual and long-term financial and strategic objectives and to ensure that he remains with the Company to guide our business through the ongoing transformation of photo storage and sharing technologies and the accompanying changes in consumer tastes.

2015 Compensation Decisions

In November 2014, following the termination of Shutterfly’s exploration of a potential sale of the Company, the Board and its Compensation Committee became acutely concerned about the ability to retain Mr. Housenbold, and consequently his management team, given the increased risk that other companies would attempt to hire Mr. Housenbold and the fact that his unvested equity incentives declines sharply after February 2016 and were below what Mr. Housenbold could earn at comparable companies in Silicon Valley.  These factors prompted the Compensation Committee to act promptly on Mr. Housenbold’s compensation for 2015 and beyond in November 2014 rather than wait until February as it had done historically. Given the rapid changes in our market sector, the critical strategic initiatives that we had and were about to launch, and the replacement costs associated with identifying and integrating a new chief executive officer at this point in our development, the Compensation Committee and Board determined that it was in the best interests of our stockholders to retain Mr. Housenbold’s services.  After considering several different strategies, the Compensation Committee and Board approved the following compensation package for Mr. Housenbold for 2015:

•	Increased annual base salary from $650,000 to $700,000, effective December 1, 2014;

•	Kept the target annual cash bonus opportunity equal to 100% of his annual base salary;

•

Granted a target equity award of 360,000 restricted stock units with 55% of the shares (198,000) denominated as performance-based restricted stock units and 45% of the shares (162,000) as time-based restricted stock units, with the time-based RSU grant to vest annually over the three-year period from November 2015 to November 2018;

•

Like the 2014 PBRSU grant, the 2015 PBRSU grant contains three key components: (1) an EBITDA trigger that must be achieved before any shares are earned; (2) the number of PBRSUs earned will be based on 2015 revenue; and (3) the number of PBRSUs earned will be modified based on Shutterfly’s two-year TSR performance relative to the Russell 2000 Index. For this purpose, EBITDA and revenue metrics exclude any acquisitions during the year. A detailed description of the performance conditions for these PBRSUs is available beginning on page 23. Vesting of the PBRSUs earned under corporate financial goals will occur over 3 years; one third on the 1st anniversary of the grant based on achievement of performance goals, and one third on both 2nd and 3rd anniversaries of the grant assuming continued service until that date. Vesting of PBRSUs earned under the relative TSR modifier will occur over 3 years, with two thirds on the 2nd anniversary of the grant based on achievement of market goals; and the remaning one third on the 3rd anniversary of the grant assuming continued service until that date.

The table below compares our CEO’s 2014 and 2015 target total direct compensation:

Element	2014	2015
Base Salary	$650,000	$700,000
Target Bonus %	100%	100%
Target Cash Compensation	$1,300,000	$1,400,000
Long-Term Incentive	$8,044,848	$15,460,200	(1)
Target Total Direct Compensation	$9,344,848	$16,860,200

(1)          The grant date fair value for the PBRSUs was determined when the performance metrics were set in January 2015.

After careful consideration, the Compensation Committee and Board determined that, rather than make a one-time retention award to Mr. Housenbold, it was in the best interests of Shutterfly and our stockholders to (1) increase the total value for Mr. Housenbold’s 2015 equity grant and (2) grant the time-based restricted stock unit awards on November 20, 2014, approximately three months prior to February 18, 2015, the date on which the other named executive officers received their 2015 stock awards.  The PBRSU award was granted on January 20, 2015, when the Compensation Committee and the Board approved the performance conditions applicable to the award. Mr. Housenbold did not receive any additional stock awards on February 18, 2015 when the other named executive officers received their annual stock awards, and Mr. Housenbold will not be eligible for any additional stock award until 2016.

In making these decisions, the Compensation Committee and Board concluded that this pay package constituted a meaningful and competitive compensation opportunity for Mr. Housenbold — particularly in light of retention concerns and, in a broader context, in the highly-competitive market in the Silicon Valley for seasoned public company senior executives, especially the chief executive officer. At the same time, the Compensation Committee and Board believed that the overall design of these arrangements placed a strong emphasis on performance-based pay, which would ensure that a majority of his potential rewards were contingent on creating long-term value for our stockholders, while, at the same time, satisfying our retention objectives.

Impact of 2015 CEO Pay Decisions on Summary Compensation Table

By moving up the date of Mr. Housenbold’s 2015 grant by approximately three months to November 20, 2014, the 162,000 time-based RSUs the Compensation Committee and Board intended to be part of the 2015 compensation program will appear in the 2014 Summary Compensation Table in accordance with SEC disclosure rules.  As a result, the reported value of Mr. Housenbold’s stock awards for 2014 is $6,805,620 greater than the intended value of the 2014 compensation program.  The value of the 198,000 PBRSUs, however, will appear in the 2015 Summary Compensation Table and the reported grant value will be based on the grant date fair value on January 20, 2015.  The difference between our intended 2014 and 2015 equity program values and the reported amounts in the Summary Compensation Table is detailed in the table below.

Grant	2014 Program Value	2015 Program Value	2014 Summary Compensation Table Value	2015 Summary Compensation Table Value
2014 RSU	$3,507,084		$3,507,084
2014 PBRSU	$4,537,764		$4,437,764
2015 RSU		$6,805,620	$6,805,620
2015 PBRSU		$8,564,580		$8,564,580
TOTAL	$8,044,848	$15,460,200	$14,850,468	$8,564,580

2016 Compensation Design

In early 2015, the Compensation Committee engaged with institutional shareholders to establish a framework for the 2016 executive compensation program, in particular our CEO’s compensation.  Based on feedback received through this dialogue, the Compensation Committee established the following general parameters to guide the design of the 2016 executive compensation program:

•	Our CEO’s total long-term incentive grant value will be reduced to approximately $8 million for 2016;

•	60% of the long-term incentive program will be in PBRSUs and 40% will be RSUs;

•	Threshold payout for PBRSUs will be 50% of target and maximum payout will be 150% of target;

•	Approximately 75% of the PBRSUs will be tied to free cash flow per share;

• Approximately, half the PBRSUs based on free cash flow per share performance will have a two-year performance period and approximately half will have a three-year performance period.

• The free cash flow per share targets are expected to be set at least 15% higher than our free cash flow for the year ended December 31, 2015 because they will be based on 2017 and 2018 free cash flow.

•	Approximately 25% of the PBRSUs will be tied to total shareholder return over a three-year performance period relative to an appropriate broad index;

• Payouts would range from 50% of target for 30th percentile performance; 100% of target for 60th percentile performance; and 150% of target for 90th percentile performance.

•	The overall number of shares granted by the Company for 2016 and 2017 would be reduced to approximately 1.9 million shares, compared to our projection of 2.4 million for 2014 and 2015.

Executive Compensation Best Practices

We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy.

What We Do

✓

Compensation Committee Independence — Our Board of Directors maintains a Compensation Committee comprised solely of independent directors who have established effective means for communicating with our stockholders regarding their executive compensation ideas and concerns.

✓

Compensation Committee Advisor Independence — During 2014, the Compensation Committee engaged Compensia, Inc. to assist with its responsibilities. Compensia performed no consulting or other services for the Company.

✓	Annual Advisory Vote on Executive Compensation — Our Board of Directors and the Compensation Committee carefully consider the outcome of these advisory votes when making compensation decisions.

✓

Annual Compensation Review — The Compensation Committee conducts an annual review of our executive compensation philosophy and strategy, including a review of the compensation peer group used for comparative purposes.

✓

Compensation-Related Risk Assessment — We conduct an annual evaluation of our compensation programs, policies, and practices to ensure that they reflect an appropriate level of risk-taking that does not have a material adverse impact on our company.

✓

Emphasize Performance-based Incentive Compensation — The Compensation Committee designs our executive compensation program to use performance-based short-term and long-term incentive compensation awards to align the long-term interests of our executive officers with the interests of our stockholders.

✓	Emphasize Long-Term Equity Compensation — Equity awards vest or may be earned over multi-year periods, which better serves our long-term value creation goals and retention objectives.

✓	Limited Executive Perquisites — We provide only modest amounts of perquisites or other personal benefits to the Named Executive Officers which serve a sound business purpose.

✓	Stock Ownership Policy — We maintain a stock ownership policy for our CEO and the members of our Board of Directors that requires each of them to own a specified amount of our common stock.

✓

Compensation Recovery Policy — We maintain an Executive Officer Recoupment Policy that provides for the recoupment of annual incentive compensation from our executive officers in the event of a financial restatement resulting from the fraud or intentional misconduct of an executive officer.

✓

“Double-Trigger” Change in Control Arrangements — The post-employment compensation arrangements for the Named Executive Officers are based on a “double-trigger” arrangement that provides for the receipt of payments and benefits only in the event of (i) a change in control of Shutterfly and (ii) a qualifying termination of employment.

✓	Reasonable Change-in-Control Arrangements — The post-employment compensation arrangements for the Named Executive Officers provide for amounts and multiples that are within reasonable market norms.

✓

Prohibition on Hedging — Under our insider trading policy, all employees and the members of our Board of Directors are prohibited from speculating in our equity securities, including the use of short sales, “sales against the box” or any equivalent transaction involving our equity securities. In addition, they may not engage in any other hedging transactions, such as “cashless” collars, forward sales, equity swaps and other similar or related arrangements, with respect to the securities that they hold.

✓	Anti-pledging Policy — Under our 2006 Equity Plan, employees are prohibited from pledging their shares.

✓

Succession Planning — Our Board of Directors reviews the risks associated with our key executive positions on an annual basis so that we have an adequate succession strategy and plans are in place for our most critical positions.

What We Do Not Do

X	No Single Trigger Change in Control Benefits — No payments or benefits are payable solely on the occurrence of a change in control of our company.

X

Retirement Programs — Other than our 401(k) retirement plan generally available to employees, we do not offer defined benefit or contribution retirement plans or arrangements or nonqualified deferred compensation plans or arrangements for the Named Executive Officers.

X

No Tax “Gross-Ups” or Payments — We do not provide any “gross-ups” or tax payments in connection with any compensation element or any excise tax “gross-up” or tax reimbursement in connection with any change in control payments or benefits.

X	No Dividends — We do not pay dividends or dividend equivalents on unvested or unearned restricted stock units and performance-based restricted stock unit awards.

X	No Stock Option Repricing — We do not reprice options to purchase shares of our common stock without stockholder approval.

Our Corporate Values and Compensation Philosophy

Our Values

We seek to be a transformative global organization that improves peoples’ lives, as reflected in our corporate values:

•	Our Vision: Our vision is to make the world a better place by helping people share life’s joy.

•	Our Mission: Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.

•

Our Values: We passionately pursue excellence in everything we do. We inspire customers and each other to be creative and to achieve more than was thought possible. We act as owners of the Company, doing the right thing proactively, decisively and based on facts. We are committed to supporting each other and providing great service, quality and value to our customers. We treat each other and our customers as we would want to be treated.

•

Our Corporate Goals: Each year, we establish overall corporate financial and non-financial goals as an integral part of our strategy to improve corporate performance and increase stockholder value. Our executive compensation program, policies and practices are designed to create incentives for outstanding execution and to reward our employees for their contributions towards achieving such goals.

Our Compensation Philosophy

Our compensation philosophy provides the guiding principles for structuring compensation programs that embody these values.

•

Compensation Should Reflect our Pay-for-Performance Culture. A core element of our compensation philosophy is our belief that pay should be directly linked to performance. Accordingly, a significant portion of executive compensation is contingent on, and varies based on, growth in stockholder value, achievement of our corporate performance goals and individual contributions to our success.

•

Compensation Level and Mix Should Reflect Responsibility and Accountability. Total compensation is higher for individuals with greater responsibility, greater ability to influence achievement of our corporate goals and greater accountability for those goals. As responsibility increases, a greater portion of the executive’s total compensation is performance-based pay, contingent on the achievement of corporate and individual performance objectives. Performance-based cash bonuses and equity-based compensation are appropriately higher for executives with higher levels of responsibility and accountability for results.

•

Compensation Should Enhance Stockholder Value. Compensation should create management incentives to achieve short-term results in a manner that also supports our long-term strategic and financial goals. Performance-based cash bonuses create incentives for achieving results that enhance stockholder value in the short-term, while equity awards serve to align the interests of our executives with our stockholders over the long-term. Our compensation policies and practices, such as the mix of compensation elements and overall limits on incentive pay, are designed to balance short-term and long term interests, and thus prevent the creation of incentives that could result in individuals taking inappropriate risks that would have a material adverse effect on the Company Further, our executive compensation program is subject to an annual assessment process that is intended to identify any areas of our compensation policies and practices that may unintentionally encourage inappropriate risk-taking.

Our Compensation Objectives

The purpose of our executive compensation program is to attract, motivate and retain the exceptional leaders we need to drive stockholder value, fulfill our vision and mission, uphold our values and achieve our corporate objectives. Our executive compensation program is specifically designed to:  attract top talent; retain high performers; engage individuals through pay-for-performance; and be competitive with the market.

Executive Compensation Process

Role of the Compensation Committee

The Compensation Committee, among its other responsibilities, establishes our overall compensation philosophy and reviews and approves our executive compensation program, including the specific compensation of our executive officers, including the Named Executive Officers. The Compensation Committee has the authority to retain special counsel and other advisors, including compensation consultants, to assist in carrying out its responsibilities.

The Compensation Committee relies on its compensation consultant and legal counsel, as well as our CEO, our Chief Human Resources Officer and our executive compensation staff to formulate recommendations with respect to specific compensation actions. The Compensation Committee makes all final decisions regarding compensation, including base salary levels, target bonus opportunities, actual bonus payments and equity awards for our executive officers. The Compensation Committee meets on a regularly-scheduled basis and at other times as needed. The Compensation Committee periodically reviews compensation matters with our Board of Directors.

At least annually, the Compensation Committee conducts a review of our executive compensation program to assess whether our compensation program is aligned with our vision, mission, values and corporate goals, provides appropriate short-term and long-term incentives for our executive officers and is competitive with the compensation of executives in comparable positions at the companies with which we compete for executive talent.

The factors considered by the Compensation Committee in determining the compensation of our executive officers for 2014 included:

•                                          the recommendations of our CEO (except with respect to his own compensation) as described below;

•                                          our corporate growth and other elements of financial performance;

•                                          our corporate and individual achievements against our short-term and long-term performance objectives;

•                                          the individual performance of each executive officer against his management objectives;

•                                          a review of the relevant competitive market analysis prepared by its compensation consultant (as described below);

•                                          the expected future contribution of the individual executive officer; and

•                                          internal pay equity based on the impact on our business and performance.

The Compensation Committee did not weight these factors in any predetermined manner, nor did it apply any formulas in making its decisions. The members of the Compensation Committee considered this information in light of their individual experience, knowledge of Shutterfly, knowledge of each executive officer, and business judgment in making their decisions regarding executive compensation.

As part of this process, the Compensation Committee also evaluates the performance of our CEO each year and makes all decisions regarding his base salary adjustments, bonus payments and equity awards. Our CEO is not present during any of the deliberations regarding his compensation.

Role of our CEO

Each year, our CEO evaluates the performance of each of our executive officers, including the other Named Executive Officers, based on one or more individual performance objectives established at the beginning of the year. Using his subjective evaluation of each executive officer’s performance and taking into consideration our corporate performance during the preceding year, he then makes recommendations to the Compensation Committee regarding base salary adjustments for the current year, as well as bonus payments and equity awards. While the Compensation Committee considers these recommendations, as well as the competitive market analysis prepared by its compensation consultant, these recommendations and market data provide only reference points for the Compensation Committee. Ultimately, the Compensation Committee applies its own business judgment and experience to determine the individual compensation elements and amount of each element for our executive officers.

Role of Compensation Consultant

Pursuant to its charter, the Compensation Committee has the authority to engage its own legal counsel and other advisors, including compensation consultants, to assist in carrying out its responsibilities. Pursuant to this authority, the Compensation Committee retained Compensia, Inc., a national compensation consulting firm, as its compensation consultant for 2014. Compensia provided the Compensation Committee with support regarding the amount and types of compensation that we provide to our executive officers, how these compare to the compensation practices of other companies and advice regarding other compensation-related matters.

Representatives of Compensia attended meetings of the Compensation Committee as requested and also communicated with the Compensation Committee outside of meetings. Compensia reported to the Compensation Committee rather than to management, although Compensia was allowed to meet with members of management, including our CEO and members of our executive compensation staff, for purposes of gathering information on proposals that management could make to the Compensation Committee. During 2014, Compensia met with various executive officers to collect data and obtain management’s perspective on various executive compensation proposals.

The Compensation Committee may replace its compensation consultant or hire additional advisors at any time. Compensia provided no other services to us and received no compensation other than with respect to the services described above.

Based on the consideration of the various factors as set forth in the rules of the SEC and the listing standards of the NASDAQ Stock Market, the Compensation Committee does not believe that its relationship with Compensia and the work of Compensia on behalf of the Compensation Committee raised any conflict of interest.

Competitive Positioning

Given our unique history, business sector, market competitors and geographical location, the Compensation Committee believes that the competitive market for executive talent includes early-stage venture-backed Silicon Valley-based companies (including companies that are preparing for their initial public offering of equity securities), high-growth technology companies, including Internet-based product and services companies and emerging and mature retail companies with an Internet-based e-commerce business model. Accordingly, it develops a compensation peer group to contain a carefully-selected cross-section of such public companies using factors described below, with revenues and market capitalizations that are similar to ours. This data is supplemented with Radford executive compensation data representing both public and private technology companies that are of similar size with revenues between $500 million and $1 billion. The Compensation Committee considers the compensation practices of these peer group companies as one factor in its compensation deliberations.

Compensation Peer Group

In October 2013, the Compensation Committee directed its compensation consultant to evaluate the group of peer companies used as a reference for market positioning and determine whether to recommend potential adjustments to the composition of this compensation peer group. The compensation consultant undertook a detailed review of the compensation peer group, taking into consideration the size of each company (based on revenues and market capitalization) relative to Shutterfly’s recent growth.

Following this review, the compensation consultant recommended to the Compensation Committee the following peer group to consist of 19 publicly-traded technology companies, which the Compensation Committee subsequently approved. The selected companies had revenues ranging from $370 million to $1.5 billion, with a median of $688 million, and market capitalizations ranging from $1.0 billion to $8.9 billion, with a median of $3.3 billion. Shutterfly was positioned slightly higher than peer group median in terms of revenue and slightly lower than the peer group median in terms of market capitalization when the peer group was approved in October 2013.  The companies comprising the updated compensation peer group were as follows:

ACI Worldwide, Inc.	Fortinet, Inc.	Ultimate Software Group, Inc.
Akamai Technologies, Inc.	Liquidity Services, Inc.	ValueClick, Inc.
Blackbaud, Inc.	MICROS Systems, Inc.	VeriSign, Inc.
Cadence Design Systems, Inc.	Pandora Media, Inc.	VistaPrint, Inc.
Concur Technologies, Inc.	Solera Holdings, Inc.	Web.com Group, Inc.
Fair Isaac Corporation	SS&C Technologies, Inc.	WebMD Health Corp.
TIBCO Software, Inc.

This compensation peer group was used by the Compensation Committee in connection with its annual review of our executive compensation program in February 2014. Specifically, the Compensation Committee reviewed the compensation data drawn from the compensation peer group, in combination with industry-specific compensation survey data, to develop a subjective representation of the “competitive market” with respect to current executive compensation levels and related policies and practices. The Compensation Committee then evaluates how our pay practices and the compensation levels of our executive officers compare to the competitive market. As part of this evaluation, the Compensation Committee also reviewed the performance measures and performance goals generally used within the competitive market to reward performance.

In September 2014, using the same criteria as described above but updating the size criteria (revenue and market capitalization) to align with our then-current size, the compensation consultant evaluated the existing compensation peer group and recommended to the Compensation Committee the following peer group to consist of 17 publicly-traded technology companies, which the Compensation Committee subsequently approved. The selected companies had revenues ranging from $415 million to $1.7 billion, with a median of $737 million, and market capitalizations ranging from $940 million to $7.5 billion, with a median of $3.6 billion. Shutterfly was positioned slightly higher than peer group median in terms of revenue and slightly lower than the peer group median in terms of market capitalization when the peer group was approved.  This compensation peer group was used by the Compensation Committee in connection with its deliberations on the 2015 compensation for our CEO. Informatica and TiVo were added to the peer group as they met all of the key size and growth criteria.  Fair Isaac, Liquidity Services, and Akamai Technologies were removed from the peer group because they no longer met the size and growth criteria, and MICROS Systems was acquired and therefore removed from the peer group. The companies comprising the updated compensation peer group were as follows:

ACI Worldwide, Inc.	Informatica, Inc.	TiVo Inc.
Blackbaud, Inc.	Pandora Media, Inc.	Ultimate Software Group, Inc.
Cadence Design Systems, Inc.	Solera Holdings, Inc.	VeriSign, Inc.
Concur Technologies, Inc.	SS&C Technologies, Inc.	VistaPrint, Inc.
Conversant, Inc.	TIBCO Software, Inc.	Web.com Group, Inc.
Fortinet, Inc.		WebMD Health Group

Compensation Program Elements

Our executive compensation program is comprised of three primary elements:

•                                          Base salary;

•                                          Quarterly performance-based cash bonuses; and

•                                          Long-term incentive compensation in the form of equity awards.

Base Salary

The Compensation Committee sets the base salaries of our executive officers, including the Named Executive Officers, at levels it believes will enable us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall corporate goals. In determining base salaries, the Compensation Committee takes into account each executive officer’s qualifications and experience, position and scope of responsibilities, and his historical and recent job performance.

In February 2014, the Compensation Committee set the base salaries of the Named Executive Officers for 2014, which became effective on March 1, 2014, as follows:

Named Executive Officer	2013 Base Salary	2014 Base Salary	Percentage Adjustment
Mr. Housenbold	$560,000	$650,000	16.1%
Mr. Regan	$400,000	$405,000	1.3%
Mr. McCormick	$366,000	$395,000	7.9%
Mr. Menon	N/A	$360,000	N/A
Mr. Srivastava	N/A	$325,000	N/A

The actual base salaries paid to the Named Executive Officers during 2014 are set forth in the “2014 Summary Compensation Table” below.

Short-term Incentive Program

We use cash bonuses to reward the performance of Named Executive Officers for their contributions to our overall corporate financial and operational performance for the current fiscal year. We evaluate and reward the performance of our executive officers based on quarterly performance periods because the Committee has determined this is most efficient method to set rigorous goals while company is in the midst of a high-growth period.  As illustrated below, the design for the 2014 Quarterly Bonus Plan consisted of the following parameters:

Threshold Earnings Requirement	• An adjusted EBITDA threshold must be met each quarter before any bonus can be earned for that quarter

Plan Funding

•             If the adjusted EBITDA threshold is met, the plan will fund based on net revenue results

•             Funding is 75% of target for threshold performance, 100% at target performance, and capped at 125% of target

Individual Multiplier	• An individual multiplier is applied to the funded amount based on performance review

Committee Discretion	• The Compensation Committee has the authority to exercise negative discretion on the actual plan funding

Adjusted EBITDA is a non-GAAP financial measure and the section titled “Non-GAAP Financial Measures” in our Original Report as filed with the Securities and Exchange Commission on February 18, 2015 contains an explanation of how we calculate this measure and provides a reconciliation of this measure to the most directly comparable GAAP measures.

Target Cash Bonus Opportunities

Under the 2014 Quarterly Bonus Plan, the target annual cash bonus opportunity of our CEO was set at 100% of his annual base salary, which was the same percentage as in 2012 and 2013, and the target annual cash bonus opportunities of the other Named Executive Officers were set at 40% of their annual base salaries, which was the same percentage as in 2013. In addition, the target annual cash bonus opportunities for all participants were weighted by fiscal quarter at 20% of the target annual cash bonus opportunity for each of the first three fiscal quarters of 2014, and 40% of the target annual cash bonus opportunity for the fourth fiscal quarter to reflect the proportional weight of our quarterly financial target levels relative to our annual revenue and profits.  Individual awards under the Quarterly Bonus Plan can range from 0 to 200% of the target award.

Financial Metrics

The performance goals for adjusted EBITDA and net revenue performance were developed in light of our recent historical financial performance, planned strategic initiatives, and the then-existing economic environment. The target levels were designed to be rigorous to achieve. This uncertainty helped ensure that any bonus payments made under the 2014 Quarterly Bonus Plan were made only if warranted by our actual financial and operational performance, consistent with the plan’s objectives.

The sum of the adjusted EBITDA threshold for each quarter in 2014 represents a 33% increase from 2013.  The adjusted EBITDA threshold performance levels set by the Compensation Committee under the 2013 and 2014 Quarterly Bonus Plans are detailed below:

	Adjusted EBITDA Threshold				2014 Actual
Adjusted EBITDA
Period	2014		2013		Performance
First Quarter	$(1.5M	)	$(3.5M	)	$0.2M
Second Quarter	$7.0M		$(1.5M	)	$11.7M
Third Quarter	$(9.5M	)	$(8.0M	)	$(9.7M	)
Fourth Quarter	$158.9M		$129.2M		$164.6M
Total	$154.9M		$116.2M		$166.8M

The sum of the net revenue target for each quarter in 2014 represents a 20.8% increase from 2013.  The net revenue funding range set by Compensation Committee under the 2013 and 2014 Quarterly Bonus Plans are detailed below:

	2014 Net Revenue Performance Range			2013 Net Revenue Performance Range			2014 Actual Net
Period	Threshold	Target	Maximum	Threshold	Target	Maximum	Revenue Performance
First Quarter	$132.0M	$135.0M	$140.0M	$107.0M	$112.5M	$119.0M	$137.1M
Second Quarter	$154.0M	$158.0M	$159.5M	$115.5M	$119.0M	$123.0M	$159.1M
Third Quarter	$140.5M	$143.5M	$144.9M	$115.0M	$120.0M	$125.0M	$142.0M
Fourth Quarter	$466.7M	$477.1M	$481.7M	$392.1M	$405.1M	$423.0M	$483.3M
Total	$893.2M	$913.6M	$926.1M	$729.6M	$756.6M	$790.0M	$921.6M

The Compensation Committee believes that net revenues and adjusted EBITDA are the best measures of our annual financial performance, as they are important valuation measures often monitored by stockholders.  Our adjusted EBITDA and revenue growth performance determined the funding of the bonus pool, which was then subject to negative discretion from the Committee.  Individual performance multipliers are then applied in order to determine individual bonus amounts, with the total payouts to all participants under the Quarterly Bonus Plan not to exceed the size of the funding pool.  The individual multiplier is based on their contribution towards achieving our strategic and functional imperatives and meeting the financial objectives of our annual operating plan.

Bonus Decisions

At each of its quarterly meetings where it reviewed our financial results for purposes of the 2014 Quarterly Bonus Plan, the Compensation Committee considered the potential bonus payments for our Named Executive Officers. For each of the four fiscal quarters, our adjusted EBITDA exceeded the pre-established threshold performance levels, thereby making our executive officers eligible for a bonus payment for each such fiscal quarter.  The overall bonus plan funding was based on net revenue performance for each of the four quarters.  The individual performance multiplier ranged from -20% to +16%.

The following table presents the quarterly bonus payments that were made to the Named Executive Officers under the 2014 Quarterly Bonus Plan.

Named Executive Officer	Fiscal Quarter	Bonus Payment	Percent of Target
Mr. Housenbold	First	$130,000	100%
	Second	$130,000	100%
	Third	$130,000	100%
	Fourth	$305,200	109%
	Total for 2014	$695,200	104%
Mr. Regan	First	$32,400	100%
	Second	$32,400	100%
	Third	$29,150	90%
	Fourth	$58,300	90%
	Total for 2014	$152,250	94%
Mr. McCormick	First	$31,600	100%
	Second	$25,280	80%
	Third	$31,600	100%
	Fourth	$73,300	116%
	Total for 2014	$161,780	102%
Mr. Menon	First	N/A	N/A
	Second	N/A	N/A
	Third	N/A	N/A
	Fourth	$39,750	105%
	Total for 2014	$39,750	105%
Mr. Srivastava	First	N/A	N/A
	Second	N/A	N/A
	Third	N/A	N/A
	Fourth	$44,200	85%
	Total for 2014	$44,200	85%

The cash bonuses paid to the Named Executive Officers for 2014 are set forth in the “2014 Summary Compensation Table” below.

Long-Term Incentive Compensation

We use long-term incentive compensation in the form of equity awards to motivate our Named Executive Officers, by providing them with the opportunity to build an equity interest in our company and to share in the potential appreciation of the value of our common stock. In 2014, we granted PBRSU awards and RSU awards as our long-term incentive compensation for the following reasons:

•                                          Equity awards foster employee stock ownership and focus our executive officers on increasing long-term stockholder value.

•                                          Beginning in 2008 and continuing through 2014, our approach in using equity awards has been consistent with trends in the technology sector by shifting the emphasis from stock options to PBRSU and RSU awards. Both award types are an increasingly prevalent component of long-term incentive compensation, most importantly due to their more predictable accounting expense, greater efficiency in use of stockholder resources (as they are less dilutive than stock options) and greater retention value — particularly in an environment of volatile stock prices.

•                                          PBRSU awards are only earned if we achieve pre-established financial performance objectives, supporting our goal of aligning the interests of our executive officers with those of our stockholders.

In determining the amount of the long-term incentive compensation awards for our Named Executive Officers, the Compensation Committee takes into account each executive officer’s qualifications and experience, position and scope of responsibility, the remaining vesting period and expected value (and thus, retention value) of his or her outstanding equity awards, his ability to affect profitability and stockholder value, his or her historical and recent job performance, our desired equity compensation position with respect to the competitive market, and the potential value of equity awards in relation to other elements of total direct compensation. In making equity award decisions, the Compensation Committee’s primary objectives are to reward long-term individual performance, maximize executive retention and align the long-term incentive compensation of our Named Executive Officers with stockholder interests. The Compensation Committee does not place any specific weight on these factors, nor does it apply a formula to determine the amounts awarded.

2014 Equity Awards

In February 2014, the Compensation Committee approved equity awards for our Named Executive Officers. These equity awards consisted of time-based RSU awards and PBRSU awards. The award mix was set at 55% PBRSU and 45% RSU for the CEO and 50% each for the Named Executive Officers.  In the case of our CEO, the Compensation Committee exercised its judgment to set the amount of his equity award at a level intended to reinforce the link between his long-term compensation and our corporate performance and increasing stockholder value and, at the same time, encouraging retention of his ongoing leadership. The equity award amounts were determined by the Compensation Committee, in its judgment, to be the appropriate amounts necessary to encourage the successful execution of our long-term business objectives and retention of these individuals.  Mr. Menon and Mr. Srivastava joined Shutterfly during 2014 and received long-term incentive awards at the time they were hired.  When determining the size of these initial equity awards, the Compensation Committee considered several factors including, competitive equity grant values for similar roles among our peers, their compensation package and equity holdings that would be forfeited with their former employer, and internal equity between Shutterfly Named Executive Officers.

The equity awards granted to the Named Executive Officers in February 2014 were as follows:

Named Executive Officer	Aggregate Grant Date Fair Value of Equity Awards	RSU Awards (number of shares of common stock)	PBRSU Awards (target number of shares of common stock)
Mr. Housenbold	$8,044,848	75,600	92,400
Mr. Regan	$927,800	10,000	10,000
Mr. McCormick	$2,087,550	22,500	22,500
Mr. Menon*	$4,129,000	50,000	50,000
Mr. Srivastava*	$4,445,440	46,000	46,000

*Reflects awards granted to Messrs. Menon and Srivastava on their respective hire dates of November 3, 2014 and July 21, 2014.

Restricted Stock Unit Awards

The RSU awards granted to Named Executive Officers in February 2014 were subject to a time-based vesting requirement. Specifically, these awards vest in four equal annual installments beginning on the first anniversary of the date of grant and are subject to continued employment

CEO Performance-Based Restricted Stock Unit Awards

The shares of our common stock subject to the PBRSU awards granted to our CEO, in February 2014 were to be earned based on the application of the following formula:

•                                          Trigger Performance Objective — For any shares of our common stock to be earned pursuant to these PBRSU awards, the Company’s cumulative EBITDA for the two-year performance period from January 1, 2014 through December 31, 2015 (the “Performance Period”) must equal or exceed the target performance level established by the Compensation Committee for the Performance Period.

•                                          Funding Performance Objective — Assuming the Trigger Performance Objective is satisfied, the preliminary number of shares of our common stock earned pursuant to these PBRSU awards is to be based on Shutterfly’s cumulative revenue growth for the Performance Period as follows:

Performance Level	Percentage of Revenue Target Achieved (1)	Percentage of PBRSU Award Shares Preliminarily Earned (1)
Threshold	80%	50%
Target	100%	100%
Maximum	150%	175%

(1) For purposes of the PBRSU awards, achievement between the threshold and target performance levels and between the target and maximum performance levels is to be determined through linear interpolation on a straight-line basis.

•                                          Relative TSR Modifier — The preliminary number of shares of our common stock earned at the end of the Performance period is subject to modification based on our two-year cumulative total stockholder return (“TSR”) over the Performance Period relative to the Russell 2000 Index as follows:

Performance Level	Relative Total Stockholder Return Compared to Russell 2000 Index(2)	Percentage of Preliminary PBRSU Award Shares Earned (2)
Minimum	If our TSR is 25 percentage points or lower than the Russell 2000 Index	75%
Target	If our TSR is equal to the Russell 2000 Index	100%
Maximum	If our TSR is 25 percentage points or higher than the Russell 2000 Index	125%

(2)          For purposes of the PBRSU awards, achievement between the minimum and target performance levels and between the target and maximum performance levels is to be determined through linear interpolation on a straight-line basis: every whole percentage point of our two-year cumulative TSR growth that is above or below the Russell 2000 Index will increase or decrease, respectively, 1% from the preliminary number of shares earned at the end of the Performance Period.

•                                          Earned Share Vesting — Vesting of any shares of our common stock earned pursuant to the PBRSU awards will occur on the second and third anniversary of the date of grant, with 50% vesting on each anniversary, subject to a Named Executive Officer’s continued service through the applicable vesting date.

Performance-Based Restricted Stock Units — Named Executive Officers

For the Named Executive Officers, excluding our CEO, the PBRSUs would be earned if (1) we met the corporate annual revenue goal of $900 million and (2) we met the annual EBITDA goal of $160 million.  We met both goals in 2014, with actual revenue of $921.6 million and actual EBITDA of $166.8 million.  As a result of meeting both goals, 100% of the PBRSUs will vest in four annual installments of 25% per year beginning in 2015.

2015 CEO Equity Awards

As previously discussed, our CEO received a portion of his 2015 equity grant in November 2014 as part of the retention strategy.  This consisted of a time-based restricted stock unit award for 162,000 shares of our common stock with a grant date fair value of $6,805,620.  In January 2015, the Compensation Committee and the Board approved the performance conditions on the performance-based component of our CEO’s 2015 equity grant, which consisted of 198,000 performance-based restricted stock units at target.  The shares of our common stock subject to the PBRSU awards are to be earned based on the application of the following formula:

•                                          Trigger Performance Objective — For any shares of our common stock to be earned pursuant to this award, Shutterfly’s EBITDA, excluding any acquisitions, for the performance period from January 1, 2015 through December 31, 2015 (the “Performance Period”) must equal or exceed the target performance level established by the Compensation Committee for the Performance Period.

•                                          Funding Performance Objective — Assuming the Trigger Performance Objective is satisfied, the preliminary number of shares of our common stock earned pursuant to this award is to be based on Shutterfly’s revenue, excluding any acquisitions during 2015, for the Performance Period as follows:

Performance Level	Percentage of Revenue Target Achieved (1)	Percentage of PBRSU Award Shares Preliminarily Earned (1)
Threshold	98.6%	50%
Target	100%	100%
Maximum	106.9%	175%

(1)          For purposes of this award, achievement between the threshold and target performance levels and between the target and maximum performance levels is to be determined through linear interpolation on a straight-line basis.

•                                          Relative TSR Modifier — The preliminary number of shares of our common stock earned at the end of the Performance period is subject to modification based on our two-year cumulative total stockholder return (“TSR”) over the Performance Period relative to the Russell 2000 Index as follows:

Performance Level	Relative Total Stockholder Return Compared to Russell 2000 Index (2)	Percentage of PBRSU Award Shares Preliminarily Earned (2)
Minimum	If our TSR is 25 percentage points or lower than the Russell 2000 Index	75%
Target	If our TSR is equal to the Russell 2000 Index	100%
Maximum	If our TSR is 25 percentage points or higher than the Russell 2000 Index	125%

(2)          For purposes of this award, achievement between the minimum and target performance levels and between the target and maximum performance levels is to be determined through linear interpolation on a straight-line basis.

•                  Earned Share Vesting — Vesting of earned PBRSU under the funding goal will occur over 3 years; one third on the 1st anniversary of the grant based on achievement of performance goals, and one third on both the 2nd and 3rd anniversaries of the grant assuming continued service until that date.  Vesting of earned PBRSUs under the relative TSR modifier will occur over 3 years, with two thirds on the 2nd anniversary of the grant based on achievement of market goals; and the remaining one third on the 3rd anniversary of the grant assuming continued service until that date.

Health and Welfare Benefits

We have established a tax-qualified Section 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Currently, we do not match any contributions made to the plan by our employees, including our executive officers. We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code (the “Code”) so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan.

In addition, we provide other benefits to our Named Executive Officers, on the same basis as all of our full-time employees. These benefits include medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites or other personal benefits to our executive officers, including the Named Executive Officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes. During 2014, none of the Named Executive Officers received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual.

  In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.

Termination and Change in Control Arrangements

Under the terms of their employment arrangements with us and our equity-based compensation plans, our CEO and the other Named Executive Officers are eligible for payments and benefits upon the occurrence of specified events, including termination of employment (with and without cause) in connection with a change in control of the Company. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail in the section entitled “Potential Payments upon Termination or Change of Control” below.

In the case of each employment agreement, the terms of these arrangements were set through arms-length negotiations with each of the Named Executive Officers. As part of these negotiations, the Compensation Committee analyzed the terms of the same or similar arrangements for comparable executives employed by some of the companies in our compensation peer group. This approach was used by the Compensation Committee in setting the amounts payable and the triggering events under the arrangements.  None of the Named Executive Officers are entitled to any single-trigger benefits or 280G excise tax gross-up payments.

The termination of employment provisions of the employment agreements were entered into to address competitive concerns when the Named Executive Officers were recruited, by providing those individuals with a fixed amount of compensation that would offset the potential risk of leaving their prior employer or foregoing other opportunities in order to join the Company. At the time of entering into these arrangements, the Compensation Committee considered the aggregate potential obligations of the Company in the context of the desirability of hiring the individual and the expected compensation upon joining us.

Other Compensation Policies

Stock Ownership Policy

We believe that stock ownership by our CEO and the members of our Board of Directors is important to link the risks and rewards inherent in stock ownership of these individuals and our stockholders. The Compensation Committee has adopted a stock ownership policy requiring that our CEO and the members of our Board of Directors own a minimum dollar amount of our common stock. These mandatory ownership levels are intended to create a clear standard that ties a portion of these individuals’ net worth to our stock price performance. The current ownership levels are as follows:

Individual Subject to Stock Ownership Policy	Minimum Required Level of Stock Ownership
Chief Executive Officer	Four times current annual base salary
Members of our Board of Directors	$ 100,000

As of December 31, 2014, our CEO and each member of our Board of Directors who is subject to the policy have satisfied his required stock ownership level.

Compensation Recovery Policy

The Compensation Committee has adopted an Executive Officer Recoupment Policy that provides for the recovery of annual incentive compensation from any of our executive officers, including the Named Executive Officers, in the event of a substantial financial restatement resulting from the fraud or intentional misconduct of any executive officer. We intend to update this policy, to the extent necessary, once the SEC adopts final rules implementing Section 954 of the Dodd-Frank Act.

Anti-Hedging Policy

Under our stock ownership policy, our CEO and the members of our Board of Directors are prohibited from speculating in our equity securities, including the use of short sales, “sales against the box,” or any equivalent transaction involving our equity securities. In addition, they may not engage in any other hedging transactions, such as “cashless” collars, forward sales, equity swaps and other similar or related arrangements, with respect to the securities that they hold. Additionally, under our insider trading policy, no employee, officer or member of our Board of Directors may acquire, sell or trade in any interest or position relating to the future price of our equity securities.  The 2006 Equity Plan prohibits the pledging of company stock.

Equity Award Policy

We maintain a policy regarding the timing of the grant of equity awards that provides, among other things, that:

•                                          Our CEO has the authority to grant equity awards to employees who are not executive officers;

•                                          Equity awards for newly-hired and promoted employees will be granted once each month; and

•              Options to purchase shares of our common stock for our executive officers will be granted by the Compensation Committee on a quarterly basis on the 15th day of the second month of each calendar quarter.

The exercise price for all options to purchase shares of our common stock must be equal to the fair market value of our common stock on the date of grant. For this purpose, the fair market value of our common stock is determined based on the closing market price of a share of our common stock on the NASDAQ Global Market on the grant date. If the NASDAQ is closed for trading on that date, the option exercise price is based on the closing market price of a share of our common stock on the next trading day.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Generally, Section 162(m) of the Code disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to their chief executive officer and each of the three other most highly-compensated executive officers (other than the chief financial officer) in any taxable year. Remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of Section 162(m) or qualifies for one of the other exemptions from the deductibility limit.

Where reasonably practicable, the Compensation Committee seeks to qualify the variable compensation paid to our executive officers for the “performance-based compensation” exemption from the deductibility limit.  The Compensation Committee has structured the 2006 Plan and the 2014 Bonus Plan with the intention that the equity awards granted and the bonuses paid, respectively, under such plans may qualify for deductibility. To maintain flexibility and promote simplicity in the administration of these plans, however, other compensation, such as time-based RSU awards, is sometimes not designed to qualify for deductibility under Section 162(m).

In approving the amount and form of compensation for our executive officers, the Compensation Committee considers all elements of our cost of providing such compensation, including the potential impact of Section 162(m).  From time to time, the Compensation Committee may, in its judgment, approve compensation for our executive officers that does not comply with an exemption from the deductibility limit when it believes that such compensation is in the best interests of the Company and our stockholders.

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for our stock-based compensation awards. FASB ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and members of our Board of Directors, including stock options and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though the recipient of the awards may never realize any value from their awards.

Report of the Compensation Committee of the Board of Directors

The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Shutterfly under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K.

Compensation Committee

Nancy J.  Schoendorf, Chair

Stephen J.  Killeen

Michael P.  Zeisser

Compensation Tables

Summary Compensation Table

The following table presents compensation information for each Named Executive Officer for the year ended December 31, 2014, and, to the extent required by SEC compensation disclosure rules, the years ended December 31, 2013 and 2012.  The table does not include columns for “Option Awards,” “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” and “All Other Compensation” because there were no amounts to report for the years presented.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)		Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Total ($)
Jeffrey T. Housenbold	2014	639,167	—		14,850,468	695,200	16,184,835
President and	2013	555,000	—		12,011,800	619,940	13,186,740
Chief Executive Officer	2012	526,667	250,000		11,868,000	657,200	13,301,867
Brian M. Regan	2014	404,167	—		927,800	152,250	1,484,217
Senior Vice President,	2013	400,000	—		497,040	163,990	1,061,030
Chief Financial Officer	2012	148,718	135,000		4,857,700	60,000	5,201,418
Daniel C. McCormick	2014	394,167	—		2,087,550	161,780	2,643,497
Senior Vice President,	2013	362,000	—		4,394,100	146,610	4,857,710
Chief Operating Officer	2012	297,667	85,000		2,967,000	113,850	3,463,517
Satish Menon (5)	2014	60,000	—		4,129,000	39,750	4,228,750
Senior Vice President,
Chief Technical Officer
Gautam Srivastava (6)	2014	146,667	5,000	(7)	4,445,440	44,200	4,641,307
Former Senior Vice President,
Chief Human Resources Officer

(1)                                  The amounts reflected in this column represent base salary increases that became effective on March 1, 2014, and for our Chief Executive Officer, an additional base salary increase that became effective on December 1, 2014.  The base salary amounts for Messrs.  Menon and Srivastava have been prorated to reflect amounts earned since their respective dates of hire in 2014.  See footnotes 5 and 6 below.

(2)                                  The amounts reported in this column represent discretionary bonuses awarded at the direction of our Compensation Committee in 2012.

(3)                                  The amounts reported in this column represent the aggregate grant date fair value of RSUs and PBRSUs awarded to each Named Executive Officer in the respective years computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation.  The grant date fair value for time-based RSUs is determined using the closing fair market value of our common stock on the date of grant.  The grant date fair value of PBRSUs was calculated based on the probable outcome of the performance measures on the date of grant.  For information regarding the assumptions used to calculate grant date fair value, see note 8 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Only the PBRSU awarded to Mr. Housenbold provided for shares to be earned at threshold, target and maximum levels.  Assuming the highest level of performance was achieved for the PBRSU awarded to Mr. Housenbold, the maximum grant date fair value was $9,926,359.  See the “Grants of Plan-Based Awards” table below for more information about the RSUs and PBRSUs awarded during 2014.  The amounts reported in this column reflect stock-based compensation expense for these equity awards, and do not correspond to the actual value that may be recognized by each Named Executive Officer.

(4)                                  The amounts reported in this column represent cash awards earned by each Named Executive Officer under our 2012, 2013 and 2014 Bonus Plans for executive staff.

(5)                                  Mr. Menon joined Shutterfly on November 3, 2014.

(6)                                  Mr. Srivastava joined Shutterfly on July 21, 2014 and resigned effective February 20, 2015.

(7)                                  The amount reported in this column represents a one-time sign-on bonus.

Grants of Plan-Based Awards

The following table provides information on incentive awards granted to each Named Executive Officer during the year ended December 31, 2014.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of	Grant Date Fair Value of
									Shares of	Stock and
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units(#)	Option Awards($)(1)
Jeffrey T. Housenbold	Cash(2)(3)	N/A	502,500	670,000	1,340,000	—	—	—	—	—
	PBRSU(4)	2/13/14	—	—	—	34,650	92,400	202,125	—	4,537,764
	RSU(5)	2/13/14	—	—	—	—	—	—	75,600	3,507,084
	RSU(5)	11/20/14	—	—	—	—	—	—	162,000	6,805,620
Brian M. Regan	Cash(2)	N/A	121,500	162,000	324,000	—	—	—	—	—
	PBRSU(6)	2/13/14	—	—	—	—	10,000	—	—	463,900
	RSU(5)	2/13/14	—	—	—	—	—	—	10,000	463,900
Daniel C. McCormick	Cash(2)	N/A	118,500	158,000	316,000	—	—	—	—	—
	PBRSU(6)	2/13/14	—	—	—	—	22,500	—	—	1,043,775
	RSU(5)	2/13/14	—	—	—	—	—	—	22,500	1,043,775
Satish Menon	Cash(2)(7)	N/A	43,200	57,600	115,200	—	—	—	—	—
	PBRSU(6)	11/3/14	—	—	—	—	50,000	—	—	2,064,500
	RSU(5)	11/3/14	—	—	—	—	—	—	50,000	2,064,500
Gautam Srivastava	Cash(2)(8)	N/A	39,000	52,000	104,000	—	—	—	—	—
	PBRSU(6)	7/21/14	—	—	—	—	46,000	—	—	2,222,720
	RSU(5)	7/21/14	—	—	—	—	—	—	46,000	2,222,720

(1)                                  The amounts reported in this column represent the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718.  The grant date fair value for time-based RSUs is determined using the closing fair market value of the Company’s common stock on the date of grant.  The grant date fair value of PBRSUs was calculated based on the probable outcome of the performance measures on the date of grant.  For information regarding the assumptions used to calculate grant date fair value, see note 8 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  These amounts reflect our stock-based compensation expense for these awards, and do not correspond to the actual value that may be recognized by the Named Executive Officers.

(2)                                  The amounts reported represent possible aggregate annual cash awards payable to each Named Executive Officer under our 2014 Bonus Plan for executive staff.  Actual payouts under the 2014 Bonus Plan were approved by the Compensation Committee on a quarterly basis based on our actual performance.

(3)                                  Reflects the increase in Mr. Housenbold’s annual base salary to $700,000 that became effective on December 1, 2014.

(4)                                  The amounts reported represent the possible number of PBRSUs that could have been earned by our CEO under an award made pursuant to the 2006 Plan.  The PBRSUs are earned only upon our achievement of pre-determined performance measures for the year ended December 31, 2014 and the year ending December 31, 2015 and remain subject to time-based vesting requirements once earned.  The Compensation Committee will determine whether the corporate performance measures have been achieved based on our actual performance at the end of the two-year performance period.

(5)                                  The amounts reported represent RSUs subject to time-based vesting requirements granted under the 2006 Plan or pursuant to an inducement award agreement between the Named Executive Officer and Shutterfly entered into during 2014.

(6)                                  The amounts reported represent the possible number of PBRSUs that could have been earned by the Named Executive Officer under an award made pursuant to the 2006 Plan or an inducement award agreement between the Named Executive Officer and Shutterfly entered into during 2014.

(7)                                  Mr. Menon was hired in November 2014 and participated in our 2014 Bonus Plan for the fourth quarter of 2014.  The amounts earned by Mr.  Menon were prorated to reflect his start date.

(8)                                  Mr. Srivastava was hired in July 2014 and participated in our 2014 Bonus Plan for the fourth quarter of 2014.

The material terms of our 2014 Bonus Plan necessary to an understanding of the possible aggregate cash awards payable to our Named Executive Officers, including the quarterly corporate performance measures under the plan, are described in the “Compensation Discussion and Analysis” above under “Compensation Program Elements-Short-term Incentive Program.”

The material terms of the RSUs and PBRSUs awarded to Named Executive Officers during 2014, including the vesting schedules applicable to the RSUs and the performance measures applicable to the PBRSUs, are described in the “Compensation Discussion and Analysis” above under “Compensation Program Elements-Long-term Incentive Compensation.”

Outstanding Equity Awards at Year-End

The following table provides information regarding equity awards held by each Named Executive Officer as of December 31, 2014.  No Named Executive Officer has any other outstanding form of equity award.

			Stock Awards
Name	Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Jeffrey T. Housenbold	2/15/2011	(2)	30,625	1,277,063	—	—
	2/15/2012	(3)	66,666	2,779,972	—	—
	2/14/2012	(3)	66,666	2,779,972	—	—
	2/13/2013	(3)	96,666	4,030,972	—	—
	2/13/2013	(3)	96,666	4,030,972	—	—
	2/13/2014	(4)	75,600	3,152,520	—	—
	2/13/2014	(5)	—	—	202,125	8,428,613
	11/20/2014	(6)	162,000	6,755,400	—	—
Brian M. Regan	8/20/2012	(7)	77,500	3,231,750	—	—
	2/13/2013	(3)	4,000	166,800	—	—
	2/13/2013	(3)	4,000	166,800	—	—
	2/13/2014	(4)	10,000	417,000	—	—
	2/13/2014	(8)	—	—	10,000	417,000
Daniel C. McCormick	2/15/2011	(2)	8,575	357,578	—	—
	2/15/2012	(3)	16,666	694,972	—	—
	2/14/2012	(3)	16,666	694,972	—	—
	2/13/2013	(3)	35,000	1,459,500	—	—
	2/13/2013	(3)	35,000	1,459,500	—	—
	2/13/2014	(4)	22,500	938,250	—	—
	2/13/2014	(8)	—	—	22,500	938,250
Satish Menon	11/3/2014	(2)	50,000	2,085,000	—	—
	11/3/2014	(9)	—	—	50,000	2,085,000
Gautam Srivastava	7/21/2014	(2)	46,000	1,918,200	—	—
	7/21/2014	(10)	—	—	46,000	1,918,200

(1)                                  Value is calculated by multiplying the number of RSUs that have not vested by the closing market price of our stock ($41.70) on December 31, 2014, the last trading day of 2014.

(2)                                  The shares subject to this RSU vested or will vest in four equal annual installments on February 15 each year following the year of grant, provided the Named Executive Officer is still employed by us on each such vesting date.

(3)                                  The shares subject to this RSU vested or will vest in three equal annual installments on February 15 each year following the year of grant, provided the Named Executive Officer is still employed by us on each such vesting date.

(4)                                 The shares subject to this RSU vested or will vest in four equal annual installments on February 18 each year following the year of grant, provided the Named Executive Officer is still employed by us on each such vesting date.

(5)                                  Represents the estimated future award of PBRSUs at the maximum performance level based on Company performance through the year ended December 31, 2014.  The PBRSUs are earned upon the Company’s achievement of cumulative EBITDA and revenue performance measures, as adjusted by achievement of total stockholder return measures, for the two-year period ending December 31, 2015.

(6)                                  The shares subject to this RSU will vest in three equal annual installments on November 21 each year following the year of grant, provided the Named Executive Officer is still employed by us on each such vesting date.

(7)                                  The shares subject to this RSU vested or will vest in four equal annual installments on September 17 each year following the year of grant, provided the Named Executive Officer is still employed by us on each such vesting date.

(8)                                  Represents PBRSUs that are earned upon the Company’s achievement of revenue and annual EBITDA performance measures for the year ended December 31, 2014.  The PBRSUs were earned in 2015 upon a determination by the Compensation Committee that the performance measures had been achieved.  The earned PBRSUs vest in four annual installments of 25% per year beginning on February 18, 2015, provided the Named Executive Officer is still employed by us on each such vesting date.

(9)                                  The shares subject to this RSU will vest in four equal annual installments on November 17 each year following the year of grant, provided the Named Executive Officer is still employed by us on each such vesting date.

(10)                            The shares subject to this RSU will vest in four equal annual installments on August 15 each year following the year of grant, provided the Named Executive Officer is still employed by us on each such vesting date.

Option Exercises and Stock Vested

The following table provides information regarding stock option exercises by our Named Executive Officers during the year ended December 31, 2014, and the number of shares issued to each Named Executive Officer upon vesting of RSUs during 2014.  Value realized on option exercise is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of common stock acquired on the date of exercise.  Value realized on vesting of RSUs is based on the fair market value of our common stock on the vesting date multiplied by the number of shares vested and does not necessarily reflect proceeds received by the Named Executive Officer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey T. Housenbold	—	—	260,629	12,416,270
Brian M. Regan	—	—	42,750	2,053,660
Daniel C. McCormick	2,919	51,362	76,909	3,663,945
Satish Menon	—	—	—	—
Gautam Srivastava	—	—	—	—

Potential Payments upon Termination or Change of Control

We have entered into termination of employment and change-in-control arrangements with our Named Executive Officers as summarized below:

Jeffrey T.  Housenbold.  Mr. Housenbold’s initial offer letter and subsequent amendments provide that if within 12 months following a change of control of Shutterfly we terminate his employment without cause or if Mr. Housenbold terminates his employment for good reason (including an adverse change in title, responsibility or authority, a relocation of employment location more than 35 miles from our current headquarters or a material reduction in base salary, provided that, Mr. Housenbold gives 45 days written notice of such occurrence and the Company has 30 days opportunity to cure), Mr. Housenbold will receive severance equal to 15 months of salary plus 125% of the full amount of the target bonus for the year in which the termination occurred, and all then-unvested options and RSUs (including performance-based RSUs) granted to Mr.  Housenbold will fully vest on his termination date.

We have also agreed that in the event we terminate Mr.  Housenbold’s employment without cause, or if Mr. Housenbold terminates his employment for good reason, Mr. Housenbold will receive 12 months of salary plus the full amount of the target bonus for the year in which the termination occurred as severance, 12 months of COBRA benefits and accelerated vesting of that portion of any then-unvested options and RSUs (including performance-based RSUs) granted to Mr. Housenbold that would have vested over the next 12 months immediately following the termination.  In addition, Mr. Housenbold’s exercise period for any options vested and outstanding as of the termination date will be 24 months.  Our obligation to make any severance payments is expressly conditioned upon Mr. Housenbold’s execution and delivery of a general release and waiver of all claims.

In the event that a portion of the severance and other benefits provided to Mr. Housenbold under the offer letter or any other agreement, benefit, plan or policy of Shutterfly are subject to a specified federal excise tax in connection with a change of control, such severance and other benefits will be reduced on a pre-tax basis if such reduction would provide Mr. Housenbold with a greater amount of severance and other benefits on an after-tax basis.

For purposes of Mr. Housenbold’s employment offer letter, a change of control includes (1) an acquisition of 50% or more of our outstanding voting stock by any person or entity; (2) a merger or consolidation of Shutterfly after which our then-current stockholders own less than a majority of the voting power of the surviving entity; (3) a sale of all or substantially all of our assets; or (4) a liquidation or dissolution of Shutterfly.

The following table summarizes the potential payments and benefits payable to Mr. Housenbold upon termination of employment or a change in our control under each situation listed below, modeling, in each situation, that Mr. Housenbold was terminated on December 31, 2014.  Mr. Housenbold’s employment contract requires that the severance payment be paid in a lump sum.

	Voluntary					Following a Change of Control
Executive Benefits and Payments Upon Termination:	Termination or Termination For Cause	Involuntary Termination Not For Cause		Termination For Good Reason		Involuntary Termination Not For Cause	Termination For Good Reason
Base salary	$—	$700,000		$700,000		$875,000	$875,000
Bonus	$—	$700,000		$700,000		$875,000	$875,000
Health Benefits	$—	$25,012	(1)	$25,012	(1)	$—	$—
Value of accelerated stock options	$—	$—		$—		$—	$—
Value of accelerated restricted stock units	$—	$13,907,909		$13,907,909		$33,235,484	$33,235,484

(1)                                  This amount reflects our maximum 12 month obligation.  If Mr. Housenbold becomes covered by another employer’s health plan during such 12 month period, then our obligation to pay Mr. Housenbold’s health plan coverage shall cease.

Brian M. Regan.  Mr. Regan’s initial offer letter provides that if within 12 months following a change of control of Shutterfly we terminate his employment without cause or if Mr. Regan terminates his employment for good reason (including an adverse change in responsibility or authority, a relocation of employment location more than 35 miles from our current headquarters or a material reduction in base salary), Mr. Regan will receive severance equal to six months of salary and 12 months of then-unvested shares of equity (options, RSUs and performance-based RSUs) granted to Mr. Regan will fully vest on his termination date.  In addition, any of Mr. Regan’s vested options will continue to be exercisable for an additional 12 months after termination of service.

We also agreed that in the event we terminate Mr. Regan’s employment without cause, he will receive six months of salary as severance, six months of paid COBRA benefits and any vested options granted to Mr. Regan will continue to be exercisable for additional 12 months after termination of service.  Our obligation to make any severance payments was expressly conditioned upon Mr. Regan’s execution and delivery of a general release and waiver of all claims and return of all company property.

For purposes of Mr. Regan’s employment offer letter, a change of control includes (1) a merger or consolidation of Shutterfly after which Shutterfly was not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the company in a different jurisdiction, or other transaction in which there was no substantial change in the stockholders of the Company), (2) a dissolution or liquidation of the Company, (3) the sale of substantially all of the assets of the Company, (4) a merger after which the Company stockholders ceased to own their shares or other equity interest in the Company, or (5) any other transaction which qualified as a “corporate transaction” under Section 424(a) of the Internal Revenue Code where the stockholders of the Company gave up all of their equity interest in the Company (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of the Company).

The following table summarizes the potential payments and benefits that would have been payable to Mr. Regan upon termination of employment or a change in our control under each situation listed below, modeling, in each situation, that Mr. Regan had been terminated on December 31, 2014.  Mr. Regan’s employment agreement requires that the severance payment be paid in a lump sum.

	Voluntary				Following a Change of Control
Executive Benefits and Payments Upon Termination:	Termination or Termination For Cause	Involuntary Termination Not For Cause		Termination For Good Reason	Involuntary Termination Not For Cause	Termination For Good Reason
Base salary	$—	$202,500		$—	$202,500	$202,500
Bonus	$—	$—		$—	$—	$—
Health Benefits	$—	$12,506	(1)	$—	$—	$—
Value of accelerated stock options	$—	$—		$—	$—	$—
Value of accelerated restricted stock units	$—	$—		$—	$1,991,175	$1,991,175

(1)                                  This amount reflects our maximum six month obligation.  If Mr.  Regan became covered by another employer’s health plan during such six month period, then our obligation to pay Mr.  Regan’s health plan coverage shall cease.

Daniel C. McCormick.  Mr. McCormick’s initial offer letter and subsequent amendment provide that if within 12 months following a change of control of Shutterfly we terminate his employment without cause or if Mr. McCormick terminates his employment for good reason (including an adverse change in responsibility or authority, a relocation of employment location more than 35 miles from our current headquarters or a material reduction in base salary), Mr. McCormick will receive severance equal to six months of salary and 12 months of then-unvested shares of equity (options, RSUs and performance-based RSUs) granted to Mr. McCormick will fully vest on his termination date.  In addition, any vested options of Mr. McCormick will continue to be exercisable for an additional 12 months after termination of service.

We have also agreed that in the event we terminate Mr. McCormick’s employment without cause, he will receive six months of salary as severance, six months of paid COBRA benefits and any vested options granted to Mr. McCormick will continue to be exercisable for additional 12 months after termination of service.  Our obligation to make any severance payments is expressly conditioned upon Mr. McCormick’s execution and delivery of a general release and waiver of all claims and return of all Company property.

For purposes of Mr. McCormick’s employment offer letter and amendment, a change of control includes (1) a merger or consolidation of Shutterfly after which Shutterfly is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the Company in a different jurisdiction, or other transaction in which there is no substantial change in the stockholders of the Company), (2) a dissolution or liquidation of the Company, (3) the sale of substantially all of the assets of the Company, (4) a merger after which the Company stockholders cease to own their shares or other equity interest in the company, or (5) any other transaction which qualifies as a “corporate transaction” under Section 424(a) of the Internal Revenue Code where the stockholders of the Company give up all of their equity interest in the Company (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of the Company).

The following table summarizes the potential payments and benefits payable to Mr. McCormick upon termination of employment or a change in our control under each situation listed below, modeling, in each situation, that Mr. McCormick was terminated on December 31, 2014.  Mr. McCormick’s employment agreement requires that the severance payment be paid in a lump sum.

	Voluntary			Following a Change of Control
Termination
Executive Benefits and Payments Upon Termination:	or Termination For Cause	Involuntary Termination Not For Cause	Termination For Good Reason	Involuntary Termination Not For Cause	Termination For Good Reason
Base salary	$—	$197,500	$—	$197,500	$197,500
Bonus	$—	$—	$—	$—	$—
Health Benefits	$—	$—	$—	$—	$—
Value of accelerated stock options	$—	$—	$—	$—	$—
Value of accelerated restricted stock units	$—	$—	$—	$3,676,147	$3,676,147

Satish Menon.  Mr. Menon’s initial offer letter provides that if within 12 months following a change of control of Shutterfly we terminate his employment without cause or if Mr. Menon terminates his employment for good reason (including an adverse change in responsibility or authority, a relocation of employment location more than 35 miles from our current headquarters or a material reduction in base salary), Mr. Menon will receive severance equal to six months of salary and 12 months of then-unvested shares of equity (options, RSUs and performance-based RSUs) granted to Mr. Menon will fully vest on his termination date.  In addition, any vested options of Mr. Menon will continue to be exercisable for an additional 12 months after termination of service.

We have also agreed that in the event we terminate Mr. Menon’s employment without cause, he will receive six months of salary as severance, six months of paid COBRA benefits and any vested options granted to Mr. Menon will continue to be exercisable for additional 12 months after termination of service.  Our obligation to make any severance payments is expressly conditioned upon Mr. Menon’s execution and delivery of a general release and waiver of all claims and return of all Company property.

For purposes of Mr. Menon’s employment offer letter, a change of control includes (1) a merger or consolidation of Shutterfly after which Shutterfly is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the company in a different jurisdiction, or other transaction in which there is no substantial change in the stockholders of the Company), (2) a dissolution or liquidation of the Company, (3) the sale of substantially all of the assets of the Company, (4) a merger after which the Company stockholders cease to own their shares or other equity interest in the Company, or (5) any other transaction which qualifies as a “corporate transaction” under Section 424(a) of the Internal Revenue Code where the stockholders of the Company give up all of their equity interest in the Company (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of the Company).

The following table summarizes the potential payments and benefits payable to Mr. Menon upon termination of employment or a change in our control under each situation listed below, modeling, in each situation, that Mr. Menon was terminated on December 31, 2014.  Mr. Menon’s employment offer letter & amendment requires that the severance payment be paid in a lump sum.

	Voluntary				Following a Change of Control
	Termination
Executive Benefits and Payments Upon Termination:	or Termination For Cause	Involuntary Termination Not For Cause		Termination For Good Reason	Involuntary Termination Not For Cause	Termination For Good Reason
Base salary	$—	$180,000		$—	$180,000	$180,000
Bonus	$—	$—		$—	$—	$—
Health Benefits	$—	$11,187	(1)	$—	$—	$—
Value of accelerated stock options	$—	$—		$—	$—	$—
Value of accelerated restricted stock units	$—	$—		$—	$1,042,500	$1,042,500

(1)                                  This amount reflects our maximum six month obligation.  If Mr. Menon becomes covered by another employer’s health plan during such six month period, then our obligation to pay Mr. Menon’s health plan coverage shall cease.

Gautam Srivastava.  Mr. Srivasatava resigned as our Senior Vice President, Chief Human Resources Officer effective February 20, 2015 and received no payments or benefits in connection with his termination of employment with us.  Mr. Srivasatava’s initial offer letter provides that if within 12 months following a change of control of Shutterfly we terminate his employment without cause or if Mr. Srivasatava terminates his employment for good reason (including an adverse change in responsibility or authority, a relocation of employment location more than 35 miles from our current headquarters or a material reduction in base salary), Mr. Srivasatava will receive severance equal to six months of salary and 12 months of then-unvested shares of equity (options, RSUs and performance-based RSUs) granted to Mr. Srivasatava will fully vest on his termination date.  In addition, any vested options of Mr. Srivasatava will continue to be exercisable for an additional 12 months after termination of service.

We have also agreed that in the event we terminate Mr. Srivasatava’s employment without cause, he will receive six months of salary as severance, six months of paid COBRA benefits and any vested options granted to Mr. Srivasatava will continue to be exercisable for additional 12 months after termination of service.  Our obligation to make any severance payments is expressly conditioned upon Mr. Srivasatava’s execution and delivery of a general release and waiver of all claims and return of all Company property.

For purposes of Mr. Srivasatava’s employment offer letter, a change of control includes (1) a merger or consolidation of Shutterfly after which Shutterfly is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the company in a different jurisdiction, or other transaction in which there is no substantial change in the stockholders of the Company), (2) a dissolution or liquidation of the Company, (3) the sale of substantially all of the assets of the Company, (4) a merger after which the Company stockholders cease to own their shares or other equity interest in the Company, or (5) any other transaction which qualifies as a “corporate transaction” under Section 424(a) of the Internal Revenue Code where the stockholders of the Company give up all of their equity interest in the Company (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of the Company).

The following table summarizes the potential payments and benefits payable to Mr. Srivasatava upon termination of employment or a change in our control under each situation listed below, modeling, in each situation, that Mr. Srivasatava was terminated on December 31, 2014.  Mr. Srivasatava’s employment offer letter & amendment requires that the severance payment be paid in a lump sum.

	Voluntary			Following a Change of Control
Termination
Executive Benefits and Payments Upon Termination:	or Termination For Cause	Involuntary Termination Not For Cause	Termination For Good Reason	Involuntary Termination Not For Cause	Termination For Good Reason
Base salary	$—	$162,500	$—	$162,500	$162,500
Bonus	$—	$—	$—	$—	$—
Health Benefits	$—	$—	$—	$—	$—
Value of accelerated stock options	$—	$—	$—	$—	$—
Value of accelerated restricted stock units	$—	$—	$—	$959,100	$959,100

Director Compensation

The following table provides compensation information for each person who served as a director during 2014, except for Mr. Housenbold who does not receive any compensation for his service as a member of the Board.  Mr. Housenbold’s compensation is summarized in the sections titled “Compensation Discussion and Analysis” and “Compensation Tables.”

	Year ended December 31, 2014
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Philip A. Marineau	42,500	284,982	327,482
Eric J. Keller	15,000	234,964	249,964
Stephen J. Killeen	10,000	199,988	209,988
Nancy J. Schoendorf	10,000	219,963	229,963
Ann Mather	—	199,988	199,988
Brian T. Swette	—	199,988	199,988
James N. White	—	199,988	199,988
Michael P. Zeisser	—	199,988	199,988

(1)                                  The amount in this column represents the aggregate grant date fair value of stock awards granted to each director during 2014 computed in accordance with FASB ASC Topic 718.  For information regarding the assumptions used to calculate grant date fair value, see note 8 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for year ended December 31, 2014.  These amounts reflect our stock-based compensation expense for these awards, and do not correspond to the actual value that may be recognized by each director.  As of December 31, 2014, the above-listed directors held outstanding unvested RSUs under which the following shares of our common stock are issuable: Mr. Marineau (12,351); Mr. Keller (11,104); Mr. Killeen (10,232); Ms. Mather (7,698); Ms. Schoendorf (10,730); Mr. Swette (10,232); Mr. White (10,232); Mr. Zeisser (7,698).

Cash Compensation.  Each of our independent directors who is not affiliated with one of our major stockholders who serves as a chairperson of a Board committee receives the following annual cash retainer, paid in quarterly installments, for each year of such service: for service as the chairperson of the Audit Committee, $15,000; for chairperson of the Compensation Committee, $10,000; for chairperson of the Governance Committee, $10,000.  The Chairman of the Board of Directors receives an annual cash retainer of $42,500.  For 2014, the Chairman of the Board is Philip A. Marineau.

Restricted Stock Unit Awards.  Each of our independent directors receives an annual restricted stock unit award worth $200,000 as determined based on the closing price on the date of grant.  In addition, the Chairman of the Board is entitled to an additional annual restricted stock unit award worth $85,000, the chair of the Audit Committee is entitled to an additional annual restricted stock unit award worth $35,000, and the chair of the Compensation Committee is entitled to an additional restricted stock unit award worth $20,000, each as determined based on the closing price on the date of grant.  The annual awards are subject to annual vesting over a three-year period from the date of grant, and the additional awards for chair positions are subject to annual vesting over a one-year period from the date of grant.  Based on a May to May term cycle for all directors, if a new Board member is appointed at any other time during the year, the annual restricted stock award may be prorated based on the term of service for that year.

Following the 2014 Annual Meeting held on May 21, 2014, we granted each independent director an annual RSU award for his or her service as a director of the Company valued at $200,000.  We also granted Mr.  Marineau an additional RSU award valued at $85,000 for his service as Chairman of the Board, Mr. Keller an additional RSU award valued at $35,000 for his service as Chairman of the Audit Committee and Ms. Schoendorf an additional RSU award valued at $20,000 for her services as Chairwoman of the Compensation Committee.  In each case, the RSUs were valued based on the closing price of our common stock on May 21, 2014 of $40.11 and granted pursuant to the terms and conditions of our 2006 Plan.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has at any time been one of our officers or employees.  None of our executive officers serves or in the past has served as a member of the Board of Directors or Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our common stock as of April 24, 2015 for:

•                  each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•                  each of our directors;

•                  each Named Executive Officer as set forth in the summary compensation table below; and

•                  all current executive officers and directors as a group.

Percentage ownership of our common stock in the table is based on 37,923,739 shares of our common stock outstanding as of April 24, 2015.  In accordance with SEC rules and regulations, shares of our common stock subject to equity awards that are currently vested or will vest within 60 days of April 24, 2015 (i.e., by June 23, 2015) are deemed to be beneficially owned by the holder of the equity award for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, the address of each person named below is c/o Shutterfly, Inc., 2800 Bridge Parkway, Redwood City, California 94065.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
PRIMECAP Management Company (1)	4,612,855	12.2%
Marathon Partners Entities (2)	2,863,200	7.5%
Point72 Entities (3)	2,424,073	6.4%
Franklin Resources Entities (4)	2,403,348	6.3%
The Vanguard Group (5)	2,249,732	5.9%
BlackRock, Inc. (6)	2,234,460	5.9%
Manning & Napier Advisors, LLC (7)	2,172,890	5.7%

Directors and Named Executive Officers:
Eric J. Keller (8)	39,451	*
Stephen J. Killeen (9)	10,652	*
Philip A. Marineau (10)	79,358	*
Ann Mather (11)	4,374	*
Nancy J. Schoendorf (12)	79,434	*
Brian T. Swette (13)	25,379	*
James N. White (14)	48,915	*
Michael P. Zeisser (15)	4,374	*
Jeffrey T. Housenbold (16)	76,776	*
Brian M. Regan (17)	19,981	*
Daniel C. McCormick	—	*
Satish Menon (18)	—	*
Gautam Srivastava (19)	—	*
All current directors and executive officers as a group (20)	506,892	1.3%

*                                          Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

(1)                                  Based solely on Amendment No. 1 to Schedule 13G filed with the SEC on January 6, 2015, reporting beneficial ownership as of December 31, 2014.  PRIMECAP Management Company reported sole dispositive power over 4,612,855 shares and sole voting power over 3,868,900 shares.  The address of the principal office of PRIMECAP Management Company is 225 South Lake Ave., #400, Pasadena, CA 91101.

(2)                                  Based solely on Amendment No. 3 to Schedule 13D filed with the SEC on February 27, 2015, reporting beneficial ownership as of February 26, 2015.  Marathon Partners L.P. (“Partners LP”) reported shared voting and dispositive power over 1,245,000 shares of common stock, which included 120,000 shares of common stock underlying call options exercisable within 60 days of February 26, 2015.  Marathon Focus Fund L.P. (“Focus Fund”) reported shared voting and dispositive power over 179,200 shares of common stock, which included 29,200 shares of common stock underlying call options exercisable within 60 days of February 26, 2015.  Marathon Partners 4x6 Fund, L.P. (“4x6 Fund”) reported shared voting and dispositive power over 627,500 shares of common stock, which included 27,500 shares of common stock underlying call options exercisable within 60 days of February 26, 2015.  As the general partner of each of Focus Fund and 4x6 Fund, Cibelli Research & Management, LLC (“Cibelli Research”) reported shared voting and dispositive power over 806,700 shares of common stock, which included 56,700 shares of common stock underlying call options exercisable within 60 days of February 26, 2015.  As the investment manager of each of Partners LP, Focus Fund and 4x6 Fund and the general partner of Partners LP, Marathon Partners Equity Management, LLC (“Marathon Partners”) reported shared voting and dispositive power over 2,051,700 shares of common stock, which included 176,700 shares of common stock underlying call options exercisable within 60 days of February 26, 2015.  Mario D. Cibelli reported sole voting and dispositive power over 4,800 shares of common stock.  As a managing member of each of Cibelli Research and Marathon Partners, Mr. Cibelli reported shared voting and dispositive power over 2,051,700 shares of common stock, which included 176,700 shares of common stock underlying call options exercisable within 60 days of February 26, 2015.  The address of the principal office of each of Partners LP, Focus Fund, 4x6 Fund, Cibelli Research, Marathon Partners and Mr. Cibelli is One Grand Central Place, 60 East 42nd Street, Suite 2306, New York, New York 10165.

(3)                                  Based solely on Amendment No.  2 to Schedule 13G filed with the SEC on January 8, 2015, reporting beneficial ownership as of January 1, 2015.  Point72 Asset Management, L.P. (“Point72 Asset Management”) and Point72 Capital Advisors, Inc. (“Point72 Capital Advisors”), as the general partner of Point72 Asset Management, reported shared voting and dispositive power over 121,400 shares of common stock.  Cubist Systematic Strategies, LLC (“Cubist Systematic Strategies”) reported shared voting and dispositive power over 2,673 shares of common stock.  Rubric Capital Management, LLC (“Rubric Capital Management”) reported shared voting and dispositive power over 2,300,000 shares of common stock.  Steven A. Cohen, who controls each of Point72 Capital Advisors, Cubist Systematic Strategies and Rubric Capital Management, reported shared voting and dispositive power over 2,424,073 shares of common stock.  Point72 Asset Management, Point72 Capital Advisors, Cubist Systematic Strategies, Rubric Capital Management and Mr. Cohen (collectively the “Point72 Entities”) do not directly own any shares of common stock.  Point72 Asset Management maintains investment and voting power over shares of common stock held by certain investment funds it manages and Point72 Capital Advisors is the general partner of Point72 Asset Management.  Cubist Systematic Strategies and Rubric Capital Management maintain investment and voting power over shares of common stock held by certain investment funds they each manage.  The address of the principal office of Point72 Asset Management, Point72 Capital Advisors, Rubric Capital Management and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902.  The address of the principal office of Cubist Systematic Strategies is 330 Madison Avenue, New York, NY 10173.

(4)                                  Based solely on Amendment No. 1 to Schedule 13G filed with the SEC on February 5, 2015, reporting beneficial ownership as of December 31, 2014.  Franklin Resources, Inc. (“FRI”), and Charles B. Johnson and Rupert H. Johnson, Jr., as the principal stockholders of FRI, reported beneficial ownership by one or more open- or closed-end investment companies or other managed accounts that are direct and indirect subsidiaries of FRI of 2,403,348 shares of common stock, which included 632,548 shares of common stock issuable on conversion of debt securities computed under Rule 13d-3(d)(1)(i).  Franklin Advisers, Inc.  (“FAI”), an investment management subsidiary of FRI, reported sole voting power over 2,220,131 shares of common stock and sole dispositive power over 2,265,831 shares of common stock.  Franklin Templeton Portfolio Advisors, Inc., an investment management subsidiary of FRI, reported sole voting and dispositive power over 114,137 shares of common stock.  Fiduciary Trust Company International, an investment management subsidiary of FRI, reported sole voting and dispositive power over 23,380 shares of common stock.  FRI, Messrs. Johnson, and each of the investment management subsidiaries of FRI disclaim any pecuniary interest in the shares of common stock.  The address of the principal office of each of FRI, Messrs. Johnson and FAI is One Franklin Parkway, San Mateo, CA 94403-1906.

(5)                                  Based solely on Amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2015, reporting beneficial ownership as of December 31, 2014.  The Vanguard Group reported sole dispositive power over 2,200,567 shares of common stock, sole voting power over 52,365 shares of common stock and shared dispositive power over 49,165 shares of common stock.  The address of the principal office of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(6)                                  Based solely on Amendment No. 2 to Schedule 13G filed with the SEC on February 2, 2015, reporting beneficial ownership as of December 31, 2014.  BlackRock, Inc.  reported sole dispositive power over 2,234,460 shares and sole voting power over 2,136,018 shares.  The address of the principal office of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.

(7)                                  Based solely on a Schedule 13G filed with the SEC on January 16, 2015, reporting beneficial ownership as of December 31, 2014.  Manning & Napier Advisors, LLC reported sole dispositive power over 2,172,890 shares of common stock and sole voting power over 1,557,720 shares of common stock.  The address of the principal office of Manning & Napier Advisors, LLC is 290 Woodcliff Drive, Fairport, NY 14450.

(8)                                 Consists of 7,845 shares of common stock over which Mr. Keller has sole voting and dispositive power, 25,182 shares subject to options that are exercisable within 60 days of April 24, 2015 and 6,424 RSUs that are eligible for vesting within 60 days of April 24, 2015.

(9)                                  Consists of 5,100 shares of common stock over which Mr. Killeen has sole voting and dispositive power and 5,552 RSUs that are eligible for vesting within 60 days of April 24, 2015.

(10)

Consists of 38,387 shares of common stock over which Mr. Marineau has sole voting and dispositive power, 33,300 shares subject to options that are exercisable within 60 days of April 24, 2015 and 7,671 RSUs that are eligible for vesting within 60 days of April 24, 2015.

(11)	Consists of 1,356 shares of common stock over which Ms. Mather has sole voting and dispositive power and 3,018 RSUs that are eligible for vesting within 60 days of April 24, 2015.

(12)

Consists of 63,384 shares of common stock over which Ms. Schoendorf has sole voting and dispositive power, 10,000 shares subject to options that are exercisable within 60 days of March 26, 2014 and 6,050 RSUs that are eligible for vesting within 60 days of April 24, 2015.

(13)	Consists of 19,827 shares of common stock over which Mr. Swette has sole voting and dispositive power and 5,552 RSUs that are eligible for vesting within 60 days of April 24, 2015.

(14)

Consists of (a) 15,499 shares of common stock held by Mr. White, (b) 26,180 shares of our common stock held by James N. White and Patricia A. O’Brien as co-trustees of The White Revocable Trust U/A/D 4/3/97, (c) 1,684 shares of common stock held by SHV Profit Sharing Plan for the benefit of Mr. White, and (d) 5,552 RSUs that are eligible for vesting within 60 days of April 24, 2015. Mr. White has sole voting and investment power with respect to the shares of common stock held by SHV Profit Sharing Plan for the benefit of James N. White and shares voting and investment power with respect to the shares held by The White Revocable Trust. Mr. White disclaims beneficial ownership of the shares of common stock held by The White Revocable Trust except to the extent of his individual pecuniary interest therein. The address of Mr. White is 755 Page Mill Road, Suite A-200, Palo Alto, CA 94304-1005.

(15)	Consists of 1,356 shares of common stock over which Mr. Zeisser has sole voting and dispositive power and 3,018 RSUs that are eligible for vesting within 60 days of April 24, 2015.

(16)	Consists of 76,776 shares of common stock over which Mr. Housenbold has sole voting and dispositive power.

(17)	Consists of 19,981 shares of common stock over which Mr. Regan has sole voting and dispositive power.

(18)	Mr. Menon joined Shutterfly on November 3, 2014.

(19)	Mr. Srivastava resigned effective February 20, 2015.

(20)                            For the executive officers, this group consists of Messrs.  Housenbold, Regan, Black, Boris, McCormick and Menon, and includes 28,500 shares subject to RSUs that are eligible for vesting within 60 days of April 24, 2015.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Awards, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders (1)(2)	3,509,155	$2.91	(3)	489,469
Equity Compensation Plans Not Approved by Stockholders (4)	597,016	N/A		N/A
Total	4,106,171	N/A		489,469

(1)	Includes the 1999 Stock Plan, which was terminated in connection with our initial public offering, and the 2006 Plan, which became effective as of the date of our initial public offering.

(2)

The 2006 Plan previously contained an “evergreen” provision that was approved by our stockholders at the 2010 Annual Meeting, pursuant to which, the number of shares of common stock reserved for issuance under the 2006 Plan was increased on each of January 1, 2011, 2012 and 2013 by 3.5%, 3.3% and 3.1%, respectively, of the number of our shares of common stock issued and outstanding as of the immediately preceding December 31, provided that no more than 7,000,000 shares be issued pursuant to the exercise of incentive stock options granted under the 2006 Plan. Additionally, at the 2013 Annual Meeting, our stockholders approved of increasing the number of shares reserved for issuance under the 2006 Plan by 1,200,000 shares on each of January 1, 2014 and 2015.

(3)

The weighted-average exercise price takes into account 3,107,358 shares under stockholder approved plans issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price for options only with respect to the stockholder approved plans is $25.42.

(4)

Includes 192,000 shares outstanding under inducement RSUs grants to two Named Executive Officers (Satish Menon and Gautam Srivastava) in 2014 whose compensation is discussed in detail in the sections titled “Compensation Discussion and Analysis” and “Compensation Tables;” 134,698 shares outstanding under inducement RSU grants to certain employees of an acquired company (BorrowLenses, LLC) received on the date of the acquisition in 2013; 135,818 shares outstanding under inducement RSU grants issued to certain employees of acquired companies (Photoccino Ltd and Penguin Digital, Inc.) received on the dates of the respective acquisitions in 2012; and 134,500 shares outstanding under inducement RSU grants to two executive officers (Brian M. Regan and John Boris) in 2012. All of these grants were made outside of a stockholder approved plan, pursuant to the exemption for inducement grants under the listing rules of the NASDAQ Stock Market, and have the same material terms as the RSUs granted under our 2006 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Transactions

From January 1, 2014 to the present, there have been no (and there are no currently proposed) transactions in which the amount involved exceeded $120,000 to which the Company was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest.

Our Audit Committee reviews the fairness and approval of any proposed transaction between management and other related parties of the Company (other than transactions that are subject to review by the Compensation Committee) that are brought to the attention of the Audit Committee. In addition, our Code of Conduct and Ethics sets forth factors that should be considered in determining whether there may be a direct or indirect material interest, such as the size and nature of the person’s interest; the nature of the Company’s relationship with the other entity; whether the person has access to confidential Company information; and whether the person has an ability to influence Company decisions that would affect the other entity.

Independence of Board of Directors and its Committees

The listing standards of the NASDAQ Stock Market (the “NASDAQ rules”) require that a majority of our Board be independent. To be considered independent under NASDAQ rules, a director may not be employed by Shutterfly or have relationships that in the opinion of the Board would interfere with such director’s exercise of independent judgment in carrying out his or her responsibilities as a director. In assessing director independence under NASDAQ rules, our Board reviews any relevant transactions, relationships and arrangements that may affect the independence of our Board members as reported by our directors and director nominees to the Company. The Board has determined based on its review that the following current directors and director nominees are independent: Philip A. Marineau, Eric J. Keller, Stephen J. Killeen, Ann Mather, Nancy J. Schoendorf, Brian T. Swette, James N. White and Michael P. Zeisser.  The Board has also determined that each member of the Audit Committee, Compensation Committee and Governance Committee qualifies as an independent director under applicable SEC and NASDAQ rules for such committee members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountant Fees and Services

The following table provides information regarding the fees by PricewaterhouseCoopers LLP during the years ended December 31, 2014 and 2013.  All fees described below were approved by the Audit Committee.

	Year Ended December 31,
	2014	2013
Audit Fees	$1,703,500	$1,558,850
Audit Related Fees	—	163,700
Tax Fees	—	183,500
All Other Fees	46,800	1,800
Total Fees	$1,750,300	$1,907,850

Audit Fees

Audit fees of PricewaterhouseCoopers LLP during 2014 and 2013 include the aggregate fees incurred for the audits of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.  The audit fees also included the audit of the effectiveness of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.

Audit Related Fees

Audit related fees primarily consist of due diligence services to support our periodic mergers and acquisitions activities, and services to support our convertible debt offering in May 2013.

Tax Fees

Tax fees include the aggregate fees billed for services rendered for tax compliance, research and development, tax advice, and tax planning.

All Other Fees

Other fees include the aggregate fees for compliance-related services and access to online accounting and tax research software applications.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm.  This policy is set forth in the charter of the Audit Committee and available at http://www.shutterflyinc.com.

The Audit Committee considered whether the non-audit services rendered by PricewaterhouseCoopers LLP were compatible with maintaining PricewaterhouseCoopers LLP’s independence as the independent registered public accounting firm of the Company’s consolidated financial statements and concluded they were.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)  The following documents were filed as part of the Original Report:

1. Financial Statements. The consolidated financial statements of Shutterfly, Inc. included in Part II, Item 8 of the Original Report.

2. Financial Statement Schedule. The Valuation and Qualifying Accounts schedule included in Part II, Item 8 of the Original Report.

3. Exhibits. The exhibits listed on the Index to Exhibits of the Original Report.

The exhibits listed on the Index to Exhibits of this Amendment are being filed as part of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: April 30, 2015	By:	/s/ Brian M. Regan
Brian M. Regan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X