Form 10-Q
period 2015-03-31
SHUTTERFLY INC
filed 2015-05-07
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2015
Common stock, $0.0001 par value per share	37,585,094

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$238,164	$380,543
Short-term investments	65,429	64,866
Accounts receivable, net	20,177	31,105
Inventories	12,004	13,016
Deferred tax asset, current portion	27,680	34,645
Prepaid expenses and other current assets	53,786	24,983
Total current assets	417,240	549,158
Long-term investments	20,723	29,928
Property and equipment, net	258,076	241,742
Intangible assets, net	80,530	87,950
Goodwill	408,975	408,975
Deferred tax asset, net of current portion	549	549
Other assets	13,253	13,976
Total assets	$1,199,346	$1,332,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,939	$30,086
Accrued liabilities	60,724	135,485
Deferred revenue	31,797	31,415
Total current liabilities	105,460	196,986
Convertible senior notes, net	258,253	255,218
Deferred tax liability	42,712	48,090
Other liabilities	88,160	74,178
Total liabilities	494,585	574,472
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 37,891 and 37,906 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	875,488	838,313
Accumulated other comprehensive income/(loss)	25	(53)
Accumulated deficit	(170,756)	(80,458)
Total stockholders' equity	704,761	757,806
Total liabilities and stockholders' equity	$1,199,346	$1,332,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net revenues	$159,978	$137,099
Cost of net revenues	94,707	76,343
Gross profit	65,271	60,756
Operating expenses:
Technology and development	37,360	31,483
Sales and marketing	44,530	42,133
General and administrative	29,605	25,751
Total operating expenses	111,495	99,367
Loss from operations	(46,224)	(38,611)
Interest expense	(4,736)	(3,947)
Interest and other income, net	102	227
Loss before income taxes	(50,858)	(42,331)
Benefit from income taxes	5,755	8,117
Net loss	$(45,103)	$(34,214)

Net loss per share - basic and diluted	$(1.19)	$(0.89)

Weighted-average shares outstanding - basic and diluted	37,968	38,503

Stock-based compensation is allocated as follows:
Cost of net revenues	$1,192	$1,002
Technology and development	1,992	2,424
Sales and marketing	6,219	5,628
General and administrative	8,357	6,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(45,103)	$(34,214)
Other comprehensive income/(loss), net of reclassification adjustments:
Unrealized gains/(losses) on investments, net	126	(45)
Tax benefit/(expense) on unrealized gains/losses on investments, net	(48)	18
Other comprehensive income/(loss), net of tax	78	(27)
Comprehensive loss	$(45,025)	$(34,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(45,103)	$(34,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,909	14,222
Amortization of intangible assets	7,684	8,583
Amortization of debt discount and debt issuance costs	3,340	3,158
Stock-based compensation, net of forfeitures	17,760	15,992
Loss on disposal of property and equipment and rental assets	463	55
Deferred income taxes	1,539	1,309
Tax benefit from stock-based compensation	17,891	16,281
Excess tax benefits from stock-based compensation	(18,139)	(16,328)
Changes in operating assets and liabilities:
Accounts receivable, net	10,928	7,106
Inventories	1,012	1,117
Prepaid expenses and other current assets	(28,803)	(23,345)
Other assets	311	(5,484)
Accounts payable	(18,015)	(19,982)
Accrued and other liabilities	(78,669)	(68,226)
Deferred revenue	382	2,527
Other non-current liabilities	(221)	(244)
Net cash used in operating activities	(107,731)	(97,473)
Cash flows from investing activities:
Purchases of property and equipment	(11,059)	(10,285)
Capitalization of software and website development costs	(3,798)	(4,326)
Purchases of investments	(3,150)	(54,850)
Maturities and sales of investments	11,700	—
Proceeds from sale of property and equipment and rental assets	13	128
Net cash used in investing activities	(6,294)	(69,333)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,168	1,358
Repurchases of common stock	(45,195)	(34,610)
Excess tax benefits from stock-based compensation	18,139	16,328
Principal payments of capital lease and financing obligations	(2,466)	(436)
Net cash used in financing activities	(28,354)	(17,360)
Net decrease in cash and cash equivalents	(142,379)	(184,166)
Cash and cash equivalents, beginning of period	380,543	499,084
Cash and cash equivalents, end of period	$238,164	$314,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended
	March 31.
	2015	2014
Supplemental schedule of non-cash activities
Net increase in accrued purchases of property and equipment	$2,919	$6,134
Net increase in accrued capitalized software and website development costs	274	786
Increase in estimated fair market value of buildings under build-to-suit leases	8,459	7,998
Property and equipment acquired under capital leases	9,803	—
Amount due from adjustment of net working capital from acquired business	—	110

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.

The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the three months ended March 31, 2015.

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
The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of March 31, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

In May 2014, the Financial Accountings Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

In April 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2015 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2014	402	$25.42
Granted	—	—
Exercised	(60)	19.56
Forfeited, cancelled or expired	(5)	46.45
Balances, March 31, 2015	337	$26.15	4.4	$6,771
Options vested and expected to vest at March 31, 2015	335	$26.13	4.3	$6,744
Options vested at March 31, 2015	304	$25.53	4.1	$6,302

During the three months ended March 31, 2015, the Company did not grant any options. The total intrinsic value of options exercised during the three months ended March 31, 2015 was $1.6 million.  Net cash proceeds from the exercise of stock options were $1.2 million for the three months ended March 31, 2015.

Restricted Stock Unit Activity

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSU activity for the three months ended March 31, 2015, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2014	3,704	$42.17
Granted	1,459	45.03
Vested	(926)	38.18
Forfeited	(206)	45.22
Awarded and unvested, March 31, 2015	4,031	$43.96
RSUs expected to vest, March 31, 2015	3,471

Included in the RSU grants for the three months ended March 31, 2015, are 637,000 RSUs that have both performance criteria tied to the Company’s 2015 financial performance and four year service criteria, as well as grants made to the CEO that vest upon the achievement of 2015 financial performance and two-year shareholder return-based goals (“PBRSUs”). Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three months ended March 31, 2015 and 2014, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At March 31, 2015, the Company had $129.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately three years.

Note 3 — Net Loss Per Share

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted stock units and incremental shares of common stock issuable upon the exercise of stock options, conversion of warrants, and the impact of convertible senior notes.

A summary of the net loss per share for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net loss per share:
Numerator
Net loss	$(45,103)	$(34,214)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	37,968	38,503
Net loss per share — basic and diluted	$(1.19)	$(0.89)

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments

At March 31, 2015 and December 31, 2014, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$61,826	$18	$(31)	$61,813
Agency securities	3,614	2	—	3,616
Total short-term investments	$65,440	$20	$(31)	$65,429
Long-term investments
Corporate debt securities	$6,518	$7	$(1)	$6,524
Agency securities	12,355	34	—	12,389
US Government securities	1,799	11	—	1,810
Total long-term investments	$20,672	$52	$(1)	$20,723

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$64,922	$3	$(59)	$64,866
Agency securities	—	—	—	—
Total short-term investments	$64,922	$3	$(59)	$64,866
Long-term investments
Corporate debt securities	$14,511	$1	$(30)	$14,482
Agency securities	13,649	3	(7)	13,645
US Government securities	1,799	2	—	1,801
Total long-term investments	$29,959	$6	$(37)	$29,928

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2015 and no impairments were recorded in the period. The Company had no material realized gains or losses during the three months ended March 31, 2015.

The following table summarizes the contractual maturities of the Company's investments as of March 31, 2015 (in thousands):

March 31, 2015
One year or less	$65,429
One year through three years	20,723
$86,152

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of March 31, 2015.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	March 31, 2015	December 31, 2014
Level 1 Securities:
Money market funds	$38,445	$34,480
Level 2 Securities:
Agency securities	16,005	13,645
Corporate debt securities	68,337	79,348
US Government securities	1,810	1,801
Total cash equivalents and investments	$124,597	$129,274

Convertible Senior Notes

As of March 31, 2015, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	March 31, 2015	December 31, 2014
Convertible senior notes	$260,628	$251,973

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2015	December 31, 2014
	(in thousands)
Intra-period deferred tax asset	$25,174	$—
Deferred costs	7,203	6,911
Prepaid service contracts – current portion	6,757	6,754
Other prepaid expenses and current assets	14,652	11,318
	$53,786	$24,983

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

	March 31, 2015	December 31, 2014
	(in thousands)
Other assets	$13,253	$13,976

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts.

Property and Equipment, Net

	March 31, 2015	December 31, 2014
	(in thousands)
Computer equipment and software	$153,358	$159,370
Manufacturing equipment	130,459	119,495
Capitalized software and website development costs	92,415	89,311
Buildings under build-to-suit leases	47,767	39,307
Leasehold improvements	21,048	20,876
Rental equipment	16,156	14,591
Furniture and fixtures	11,050	10,683
	472,253	453,633
Less: Accumulated depreciation and amortization	(214,177)	(211,891)
Net property and equipment	$258,076	$241,742

Building value of $47.8 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 11 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Manufacturing equipment is approximately $54.0 million of capital lease obligations. Accumulated depreciation of assets under capital lease totaled $5.1 million at March 31, 2015.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $19.9 million and $14.2 million for the three months ended March 31, 2015 and 2014, respectively.

Accrued Liabilities

	March 31, 2015	December 31, 2014
	(in thousands)
Accrued compensation	$13,563	$16,337
Capital lease obligations	10,471	8,905
Accrued production costs	8,212	32,814
Accrued marketing expenses	7,705	30,835
Accrued purchases	5,518	11,809
Accrued consulting	4,880	6,418
Accrued income, sales, and property taxes	3,112	18,149
Accrued other	7,263	10,218
	$60,724	$135,485

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Liabilities

	March 31, 2015	December 31, 2014
	(in thousands)
Financing obligations	$46,841	$38,529
Capital lease obligations	38,363	32,297
Other liabilities	2,956	3,352
	$88,160	$74,178

Financing obligations relate to the Company's build-to-suit leases as further discussed in Note 11 - Commitments and Contingencies.

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
As of March 31, 2015, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Liability component:
Principal	$300,000	$300,000
Less: debt discount, net of amortization	(41,747)	(44,782)
Net carrying amount	$258,253	$255,218

Equity component (1)	$63,510	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	March 31,
	2015	2014
0.25% coupon	$187	$188
Amortization of debt issuance costs	305	288
Amortization of debt discount	3,035	2,870
	$3,527	$3,346

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. On February 6, 2014, the Company's Board of Directors approved an increase to the program, authorizing the Company to repurchase up to $100.0 million of the Company's common stock in addition to any amounts repurchased as of that date. On February 9, 2015, the Company's Board of Director's approved an increase to the program, authorizing the Company to repurchase up to $300.0 million of the Company's common stock in addition to any amounts repurchased as of that date. The share repurchase program is subject to prevailing market conditions and other considerations; does not require the Company to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time. The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods.
In the first three months of 2015, the Company repurchased 1,000,790 shares of its outstanding common stock at an average price of $45.16 per share pursuant to the share repurchase program.
In 2014, the Company repurchased 1,961,085 shares of its outstanding common stock at an average price of $45.29 per share pursuant to the share repurchase program.
In 2013, the Company repurchased 70,313 shares of its outstanding common stock at an average price of $31.87 per share pursuant to the share repurchase program.
All repurchased shares of common stock have been retired.

Note 9 — Restructuring

During the first quarter of 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford as part of the Company's strategic initiatives. As a result, the Company will incur a reduction to headcount and lease charges related to the Elmsford, New York manufacturing operations. The assets related to Treat brand were written off in the first quarter of 2015 upon the discontinuation of the Treat brand. These restructuring costs will impact cost of revenues and operating expenses through the first quarter of 2016.

The following table summarizes the restructuring costs recognized during the three months ended March 31, 2015:

Three Months Ended March 31, 2015
(in thousands)
Employee severance and benefits	$467
Other associated costs	435
Total	$902

The following table summarizes the restructuring activity during the three months ended March 31, 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
Accrued liability as of January 1, 2015	$—	$—	$—
Charges	467	435	902
Payments	—	—	—
Other adjustments	—	(435)	(435)
Accrued liability as of March 31, 2015	$467	$—	$467

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Segment Reporting

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

The CODM function uses gross profit to evaluate the performance of the segments and allocate resources. Management considers gross margin to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level which direct costs associated with the performance of the segment are monitored. Cost of revenue for the Consumer segment consists of costs directly attributable to the production of personalized products for all of the Company's brands, including direct materials, shipping charges, and payroll and related expenses for direct labor; rent for production facilities, and depreciation of production equipment and facilities where the Company is the deemed owner. Cost of net revenues for the Enterprise segment consists of costs which are direct and incremental to the Enterprise business. These include production costs of Enterprise products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consumer
Net revenues	$148,788	$130,621
Cost of net revenues	80,778	66,408
Gross profit	$68,010	$64,213
Gross profit as a percentage of net revenues	46%	49%

Enterprise
Net revenues	$11,190	$6,478
Cost of net revenues	9,888	6,110
Gross profit	$1,302	$368
Gross profit as a percentage of net revenues	12%	6%

Corporate
Net revenues	$—	$—
Cost of net revenues	4,041	3,825
Gross profit	$(4,041)	$(3,825)

Consolidated
Net revenues	$159,978	$137,099
Cost of net revenues	94,707	76,343
Gross profit	$65,271	$60,756
Gross profit as a percentage of net revenues	41%	44%

Note 11 — Commitments and Contingencies

Build-to-Suit Leases

During the year ended December 31, 2013, the Company executed a lease for a new 237,000 square foot production facility in Tempe, Arizona. This facility will consolidate all of the Company's locations in the greater Phoenix area, including the acquired R&R Images facility, as well as offer flexibility for future expansion, and is expected to become operational in the second quarter of 2015. Both the landlord and the Company will incur costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. During the three months ended March 31, 2015 and the year ended December 31, 2014, the landlord incurred $8.5 million and $9.1 million of building construction costs, including capitalized interest, respectively, which the Company has recorded as an asset, with a corresponding construction financing obligation, as a component of other non-current liabilities. The Company will increase the asset and financing obligation as additional building uplift costs are incurred by the landlord during the construction period.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through March 31, 2015, the Company has not drawn on the credit facility.

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of March 31, 2015, the Company is in compliance with these covenants.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology initiatives, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2015, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, our manufacturing capabilities, our new production facilities, effective tax rates, outstanding convertible senior notes, stock repurchase program as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, economic downturns and the general state of the economy; changes in consumer discretionary spending as a result of the macroeconomic environment; competition, which could lead to pricing pressure; our ability to expand our customer base, increase sales to existing customers and meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis, as well as consumer acceptance of our products, features and services; our ability to successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; our ability to achieve and maintain expected benefits of our partnerships; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; and our ability to timely upgrade and develop our infrastructure and facilities and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

In the first quarter of 2015, we decided to discontinue the Treat brand. Treat was originally launched as an early stage growth initiative over three years ago, and during that time we invested in building a distinct one-to-one card experience that has delighted our customers, but that failed to attract a large enough standalone user basis. As of March 2015, customers were no longer able to place orders on Treat.com and they are now redirected to Shutterfly.com where we will enhance the one-to-one card experience under our flagship brand identity.

Also in first quarter of 2015, we decided to close our manufacturing operations at the Elmsford, New York facility which was acquired with the MyPublisher acquisition. Although the Elmsford team produced a high quality product, the small size of the facility relative to our other facilities limited its ability to scale and drive efficiencies. The manufacturing work done in Elmsford will be transitioned to our Fort Mill, Phoenix and Shakopee facilities. We will officially cease operations and customer service in Elmsford at the end of July 2015.

In the first quarter of 2015, we began large scale initiatives to build the next generation of Shutterfly, Shutterfly 3.0: a world-class memory management service connected to our personalized e-commerce solutions. This project will incorporate our ThisLife service directly into Shutterfly.com and consolidate our ThisLife and Shutterfly mobile apps. We believe this will enable the company to accelerate the rate of adoption of ThisLife’s features and functionality through a simpler customer experience (one service, one site, one set of apps, and one well-known brand) and drive greater usage and monetization. In addition, we intend to move the Tiny Prints and Wedding Paper Divas technology base to this new Shutterfly platform.  Currently, we are duplicating investments in the cards & stationery and photo gift/home décor businesses across two distinct technology platforms, forcing us to make trade-offs on features and functionality which increases time to market, cost and complexity. We will continue to invest in the Tiny Prints and Wedding Paper Divas brands and consumer facing capabilities but our brands will be supported by a common set of shared technology services, including cart, checkout, creation paths, login, address book and media storage platform.

Basis of Presentation

Net Revenues.    Our net revenues are comprised of sales generated from our Consumer and Enterprise segments.

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

Cost of Net Revenues.      Our cost of net revenues is split between our Consumer and Enterprise segments and our Corporate category.

Consumer.    Cost of net revenues for the Consumer segment consists of costs directly attributable to the production of personalized products for all of our brands, including direct materials (the majority which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, and payroll and related expenses for direct labor and customer service; rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of net revenues also includes any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties.  Cost of net revenues also includes certain costs associated with facility closures and restructuring.

Enterprise.    Cost of net revenues for the Enterprise segment consists of costs which are direct and incremental to the Enterprise business. These include production costs of Enterprise products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

Corporate.    Our corporate category includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation and amortization of intangible assets.

Operating Expenses.      Operating expenses consist of technology and development, sales and marketing, and general and administrative expenses. We anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts, but remain relatively consistent as a percentage of net revenues.

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our websites, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our websites and store the customer data, including data storage for our ThisLife brand service, as well as amortization of purchased software. Technology and development expense also includes co-location, power and bandwidth costs.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended
	March 31,
	2015	2014
Net revenues	100%	100%
Cost of net revenues	59%	56%
Gross profit	41%	44%
Operating expenses:
Technology and development	23%	23%
Sales and marketing	28%	31%
General and administrative	19%	19%
Total operating expenses	70%	72%
Loss from operations	(29)%	(28)%
Interest expense	(3)%	(3)%
Interest and other income, net	—%	—%
Loss before income taxes	(32)%	(31)%
Benefit from income taxes	4%	6%
Net loss	(28)%	(25)%

Comparison of the Three Month Periods Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$148,788	$130,621	$18,167	14%
Enterprise	11,190	6,478	4,712	73%
Corporate	—	—	—	—%
Total net revenues	$159,978	$137,099	$22,879	17%
Cost of net revenues
Consumer	$80,778	$66,408	$14,370	22%
Enterprise	9,888	6,110	3,778	62%
Corporate	4,041	3,825	216	6%
Total cost of net revenues	$94,707	$76,343	$18,364	24%
Gross profit
Consumer	$68,010	$64,213	$3,797	6%
Enterprise	1,302	368	934	254%
Corporate	(4,041)	(3,825)	(216)	6%
Total gross profit	$65,271	$60,756	$4,515	7%
Consumer gross margin percentage	46%	49%	—	—
Enterprise gross margin percentage	12%	6%	—	—
Consolidated gross margin percentage	41%	44%	—	—

Key Consumer Metrics
Customers	3,187	2,557	630	25%
Orders	5,156	3,869	1,287	33%
Average order value	$28.86	$33.76	$(4.90)	(15)%

Net revenues increased $22.9 million, or 17%, for the three months ended March 31, 2015 as compared to the same period in 2014. Cost of net revenues increased $18.4 million, or 24%, for the three months ended March 31, 2015 as compared to the same period in 2014. As a percentage of net revenues, cost of net revenues increased to 59% in the three months ended March 31, 2015 from 56% in the same period in 2014, which decreased gross margin to 41% in the three months ended March 31, 2015 from 44% in the same period in 2014.

Consumer Segment

Consumer net revenues increased $18.2 million, or 14%, in the three months ended March 31, 2015 compared to the same period in 2014.  The increase in Consumer net revenues was primarily a result of increased sales of cards and stationery, photo gifts, photobooks, and mobile revenue.  The increase is also reflected in the increases in customers and orders in three months ended March 31, 2015, as compared to the same period in 2014, as noted above. Average order value decreased 15% which reflects Groovebook's lower average order value compared to our core brands, post-holiday promotional activities specific to the first quarter, and increasing partner promotions as compared to the prior year.

Consumer cost of net revenues increased $14.4 million, or 22%, for the three months ended March 31, 2015 as compared to the same period in 2014, which decreased Consumer gross margin to 46% in the three months ended March 31, 2015 from 49% in the same period in 2014. The decrease in Consumer gross margin percentage from the same period a year ago is largely driven by the expenses of our new Shakopee, Minnesota production facility which resulted in increases to depreciation and labor costs.

Enterprise Segment

Enterprise net revenues increased $4.7 million, or 73%, in the three months ended March 31, 2015 compared to the same period in 2014. The increase in Enterprise net revenues is primarily due to the expansion of projects with existing customers and the acquisition of new customers.

Enterprise cost of net revenues increased $3.8 million, or 62%, for the three months ended March 31, 2015 as compared to the same period in 2014, which increased Enterprise gross margin to 12% in the three months ended March 31, 2015 from 6% in the same period in 2014. The increase in Enterprise gross margin is primarily due to increased efficiencies as a result of the expansion of projects with our existing customers.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Technology and development	$37,360	$31,483	$5,877	19%
Percentage of net revenues	23%	23%	—	—
Sales and marketing	$44,530	$42,133	$2,397	6%
Percentage of net revenues	28%	31%	—	—
General and administrative	$29,605	$25,751	$3,854	15%
Percentage of net revenues	19%	19%	—	—

Our technology and development expense increased $5.9 million, or 19%, for the three months ended March 31, 2015, compared to the same period in 2014. As a percentage of net revenues, technology and development expense remained flat at 23% in the three months ended March 31, 2015 and 2014. The overall increase was primarily due to an increase of $2.8 million in personnel and related costs due to increased headcount and an increase of $1.6 million in depreciation expense. The increase in technology and development expense was also due to an increase of $1.1 million in professional fees and a decrease of $0.6 million in software and website development costs capitalized These factors were partially offset by a decrease in stock-based compensation expense of $0.5 million in the current period compared to the same period in the prior year.

At March 31, 2015, headcount in technology and development increased by 10% compared to March 31, 2014, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended March 31, 2015, we capitalized $4.1 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $4.7 million capitalized in the three months ended March 31, 2014, which included $0.5 million of stock-based compensation expense.

Our sales and marketing expense increased $2.4 million, or 6%, in the three months ended March 31, 2015 compared to the same period in 2014. As a percentage of net revenues, total sales and marketing expense decreased to 28% in the three months ended March 31, 2015 compared to 31% in the three months ended March 31, 2014. The increase in sales and marketing expense was primarily due to an increase of $1.2 million related to our integrated marketing campaigns. The increase was also due to the expansion of our internal marketing team which contributed to an increase of $0.6 million in stock-based compensation expense and an increase of $0.5 million in personnel and related costs.

Our general and administrative expense increased $3.9 million, or 15%, in the three months ended March 31, 2015 as compared to the same period in 2014. As a percentage of net revenues, general and administrative expense remained flat at 19% in the three months ended March 31, 2015 and 2014. The increase in general and administrative expense was primarily due to an increase of $1.4 million in stock-based compensation expense and an increase of $0.9 million in personnel related costs as a result of increased headcount. There was also an increase of $1.2 million in credit card fees driven by an increase in Consumer net revenues as compared to the prior year. The increase was also due to losses on asset disposition of $0.3 million, an increase of $0.3 million in professional fees, and an increase of $0.2 million in insurance costs. The increase was partially offset by a decrease of $0.3 million in depreciation expense and a decrease of $0.2 million in facilities costs.

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Interest expense	$(4,736)	$(3,947)	$(789)
Interest and other income, net	102	227	(125)

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our production facilities in Fort Mill, South Carolina and Shakopee, Minnesota. Interest expense was $4.7 million for the three months ended March 31, 2015 compared to $3.9 million during the same period a year ago.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Income tax benefit	$5,755	$8,117
Effective tax rate	11%	19%

We recorded an income tax benefit of $5.8 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was 11% for the three months ended March 31, 2015, compared to 19% for the three months ended March 31, 2014. Factors that impacted the effective tax rate include the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Loss before income taxes	$(50,858)	$(42,331)	$(8,527)	20%
Net loss	(45,103)	(34,214)	(10,889)	32%
Percentage of net revenues	(28)%	(25)%	—	—

During the three months ended March 31, 2015, net loss was $45.1 million, an increase of $10.9 million as compared to a net loss of $34.2 million the same period in 2014. As a percentage of net revenues, net loss increased to 28% for the three months ended March 31, 2015 from 25% for the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, we had $238.2 million of cash and cash equivalents and $86.2 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, during the year ended December 31, 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility to provide up to $200.0 million in additional capital resources. As of March 31, 2015, no amounts have been drawn against this facility.

Below is our cash flow activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$11,059	$10,285
Capitalization of software and website development costs	3,798	4,326
Cash flows used in operating activities	(107,731)	(97,473)
Cash flows used in investing activities	(6,294)	(69,333)
Cash flows used in financing activities	(28,354)	(17,360)

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

We anticipate that total 2015 capital expenditures will range from 8.6% to 9.2% of our expected net revenues in 2015, which includes additional investments related to our Shakopee, Minnesota production facility, which commenced operations in the second quarter of 2014, our Tempe, Arizona production facility, which we expect will be operational in second quarter of 2015, and the move and expansion of our co-location facility from California to Nevada.  These expenditures will be used to purchase technology and equipment to support the growth in our business, to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Technology equipment and software	$10,300	$12,638
Percentage of total capital expenditures	57%	59%
Manufacturing equipment and building improvements	1,865	2,657
Percentage of total capital expenditures	10%	12%
Capitalized technology and development costs	4,072	5,112
Percentage of total capital expenditures	23%	24%
Rental equipment	1,813	1,124
Percentage of total capital expenditures	10%	5%
Total capital expenditures	$18,050	$21,531
Total capital expenditures percentage of net revenues	11%	16%

Operating Activities. For the three months ended March 31, 2015, net cash used in operating activities was $107.7 million, primarily due to our net loss of $45.1 million and the net change in operating assets and liabilities of $113.1 million. Net cash used in operating activities was adjusted for non-cash items including $19.9 million of depreciation and amortization expense $17.8 million of stock-based compensation expense, $7.7 million of amortization of intangible assets, $3.3 million for amortization of debt discount and $1.5 million benefit from deferred income taxes.

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

Investing Activities. For the three months ended March 31, 2015, net cash used in investing activities was $6.3 million.  We used $11.1 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations, $3.8 million for capitalized software and website development, and $3.2 million to purchase investments. This was partially offset by proceeds from the sale of investments of $11.7 million.

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

Financing Activities. For the three months ended March 31, 2015, net cash used in financing activities was $28.4 million. We used $45.2 million to repurchase shares of our common stock. We also recorded $18.1 million in excess tax benefit from stock-based compensation expense and $1.2 million of proceeds from the issuance of common stock from the exercise of stock options.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net revenues	$159,978	$137,099

Non-GAAP adjusted EBITDA	$(871)	$186
EBITDA % of net revenues	(1)%	—%

Free cash flow	$(18,921)	$(20,559)
Free cash flow % of net revenues	(12)%	(15)%

Non-GAAP net loss per share	$(1.11)	$(0.82)

For the three months ended March 31, 2015 and 2014, our adjusted EBITDA was $(0.9) million and $0.2 million, respectively. In addition, during the three months ended March 31, 2015 and 2014, we experienced negative free cash flows of $18.9 million and $20.6 million, respectively. Our Non-GAAP net loss per share was $1.11 and $0.82 for the three months ended March 31, 2015 and 2014, respectively. By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP loss per share to the most comparable GAAP measure, for the three ended March 31, 2015 and 2014 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA	Three Months Ended
	March 31,
	2015	2014
Net loss	$(45,103)	$(34,214)
Add back:
Interest expense	4,736	3,947
Interest and other income, net	(102)	(227)
Benefit from income taxes	(5,755)	(8,117)
Depreciation and amortization	27,593	22,805
Stock-based compensation expense	17,760	15,992
Non-GAAP Adjusted EBITDA	$(871)	$186

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow	Three Months Ended
	March 31,
	2015	2014
Net cash used in operating activities	$(107,731)	$(97,473)
Add back:
Interest expense	4,736	3,947
Interest and other income, net	(102)	(227)
Benefit from income taxes	(5,755)	(8,117)
Changes in operating assets and liabilities	113,075	106,531
Other adjustments	(5,094)	(4,475)
Non-GAAP Adjusted EBITDA	(871)	186
Less:
Purchases of property and equipment, including accrued amounts	(13,978)	(16,419)
Capitalized software and website development costs, including accrued amounts	(4,072)	(4,326)
Free cash flow	$(18,921)	$(20,559)

Reconciliation of Net Loss per Share to Non-GAAP Net Loss per Share	Three Months Ended
	March 31,
	2015	2014
GAAP net loss	$(45,103)	$(34,214)
Add back interest expense related to:
Amortization of debt discount	3,035	2,870
Amortization of debt issuance costs	305	288
0.25% coupon	187	188
Tax effect	(391)	(637)
Non-GAAP net loss	$(41,967)	$(31,505)

GAAP diluted shares outstanding	37,968	38,503
Add back:
Dilutive effect of convertible notes	—	—
Non-GAAP shares outstanding	37,968	38,503

GAAP net loss per share	$(1.19)	$(0.89)
Non-GAAP net loss per share	$(1.11)	$(0.82)

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

Recent Accounting Pronouncements

No new accounting standards have been adopted since our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 was filed.

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

In April 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

In April 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of March 31, 2015, our investments totaled $86.2 million, which represented approximately 69% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the first quarter of 2015.

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

Demand for our products and services is sensitive to price, especially in times of slow or uncertain economic growth and consumer conservatism. Many factors can significantly impact our pricing strategies, including production and personnel costs, and ones outside of our control, such as consumer sentiment and our competitors’ pricing and marketing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, Vistaprint, and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Apple iTunes, Picasa, and Flickr;

•
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, Target, and others offer low cost digital photography products and services. These competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website internet orders;

•	Mobile digital photography services companies such as Instagram and iPhoto;

•	Self-publishing companies and services such as Lulu, CafePress, and Zazzle;

•	Cloud-based storage services and file-syncing services such as Dropbox, Box, Amazon Cloud Drive, and iCloud;

•	Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Picaboo, Blurb, and Mixbook;

•	Photo-related software companies such as Apple, Microsoft, and Adobe;

•	Internet portals and search engines such as Yahoo! and Google that offer broad-reaching digital photography uploading and storage as well as related products and services to their large user bases;

•	Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

•	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

•	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, LensProToGo, Cameralends, AbelCine, and Adorama.
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

Our data storage system could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, some of our corporate data center infrastructure is located near a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm our data storage system. If we experience disruption to our systems located at our data storage center, such disruption could result in the deletion or corruption of customers' stored images, which could impair customer satisfaction and lead to decreased revenues.

An increasing number of our customers are using smartphones, tablets and other mobile devices to order products and access services. If we are unable to develop mobile applications that are adopted by our customers or if we are unable to generate revenue from our mobile applications, our results of operations and business could be adversely affected.

The number of people who access information about our services and our websites through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in recent years and is expected to continue increasing. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties integrating our mobile applications into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as Apple or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore or Google Play, or if we face increased costs to distribute our mobile applications, our future growth and our results of operations could suffer.

Interruptions to our websites, mobile applications, information technology systems, print production processes or customer service operations could damage our reputation and brands and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our websites or mobile applications, reduced order fulfillment performance, or the unavailability of our customer service operations could result in negative publicity, damage our reputation and brands, and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season. Any interruption that occurs during such time would have a disproportionately negative impact than if it occurred during a different quarter. For example, during the fourth quarter of 2014, unusually high seasonal traffic combined with system misconfigurations arising from the data center move resulted in some days when customers could not place orders from our Tiny Prints brand. Once the bug was identified and corrected, many of those orders were not received by customers within the expected time frame. As a result, we refunded many of those orders which reduced net revenue, and we recognized excess costs related to expedited shipping upgrades and increased customer service costs which impacted our gross margin and our brand.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2014 acquisition of selected assets of Dot Copy, Inc. ("Groovebook") and our 2013 acquisitions of BorrowLenses LLC, R&R Images, Inc. and MyPublisher, Inc. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. For example, in March 2013, we filed a complaint for damages and injunctive relief, which was dismissed in April 2014, alleging that Eastman Kodak failed to comply with the non-compete provisions of the transfer agreement that it had entered into with us in April 2012. Groovebook, a subscription-based digital print service and BorrowLenses LLC, an online photography and video equipment rental business, are new business models for us and could result in operational challenges. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

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

Our restructuring activities may adversely affect our business and results of operations.

In February 2015, we announced strategic initiatives designed to reduce long-term operating costs and improve our business operations, including building our next-generation platform, Shutterfly 3.0, combining our Shutterfly, Tiny Prints and Wedding Paper Divas creation platforms, discontinuing our Treat brand, and closing our Elmsford, New York manufacturing facility. We expect to incur one-time non-recurring charges related to these initiatives of between $10.0 million to $12.0 million during 2015. Actual charges could exceed our estimate as a result of many factors including our ability to implement planned technology improvements, renegotiate existing contracts and adequately anticipate costs. In addition, these strategic initiatives could result in a disruption of our operations, the loss of customers who are dissatisfied with the changes to our platform, reduced effectiveness of our marketing programs, including our search engine optimization efforts as a result of reduction in the number of available search terms on our websites, decreased employee morale and productivity, and loss of sales, service and engineering talent.

These activities will also require management time and attention and may divert our management from other important work. Moreover, we could encounter delays in executing restructuring plans, which would cause further disruption and additional unanticipated expense.

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

If we do not obtain shareholder approval for the issuance of additional shares under our 2006 Equity Incentive Plan and an extension to the term of the plan, our ability to attract and retain key personnel may be adversely affected.

In 2013, our stockholders approved an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to increase the maximum number of shares of our common stock available for issuance under the 2006 Plan by 1.2 million shares on January 1, 2014 and January 1, 2015. We will need to seek stockholder approval for the issuance of additional shares under the 2006 Plan at this year's annual meeting as these increases expire, so that we can continue to use equity awards to attract and retain key personnel. We are also planning to seek stockholder approval to extend the term of the 2006 Plan for an additional ten years, as without amendment, the 2006 Plan would expire in June 2016. Although we obtained approval to amend the 2006 Plan at our 2013 annual meeting, there can be no assurances that our stockholders will approve further amendments at our 2015 annual meeting. If our stockholders do not approve our proposal to increase the number of shares available for issuance under the 2006 Plan and extend its term, we will be significantly limited in our ability to grant equity awards to recruit new employees and to compensate existing employees, which would put us at a significant disadvantage to other companies with whom we compete for qualified personnel. Accordingly, our ability to hire, retain, and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.

In order to attract new personnel, we will need to grant inducement equity awards outside of our 2006 Equity Incentive Plan, which dilutes the ownership of our existing stockholders.

Since 2007, our board of directors has approved inducement equity awards outside of our 2006 Plan to new employees upon hire and in connection with mergers and acquisitions without stockholder approval in accordance with NASDAQ Listing Rule 5635(c) for an aggregate of 1,951,561 shares of our common stock. The use of inducement equity awards may dilute the equity interest of our stockholders, which could in turn adversely affect prevailing market prices for our common stock.

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

As of March 31, 2015, Shutterfly had 80 patents issued, and had more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

We collect sales and use taxes in jurisdictions where we have employees and/or property.

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

Tax audits by taxing agencies for open tax years could lead to fluctuations in our effective tax rate because the taxing authority may disagree with certain assumptions we have made regarding appropriate credits and deductions in filing our tax returns.

Our effective tax rate is also subject to fluctuations under current stock option tax regulations as a result of stock-based compensation activity. This activity includes items such as shortfalls associated with the vesting of restricted stock units and restricted stock awards, disqualifying dispositions when employees exercise and sell their incentive stock options within a two year period, and cancellation of vested non-qualified stock options.

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
Our business could be negatively affected by the proxy contest for the election of directors at our annual meeting and other activist shareholder activities.

On February 26, 2015, Marathon Partners, L.P. ("Marathon Partners") submitted a notice of its intention to nominate three director candidates for election as Class III directors to our board of directors at our 2015 annual meeting of stockholders and to solicit proxies in support of its nominees. If we are unable to reach an agreement with Marathon Partners relating to the director election or Marathon Partners does not withdraw its nominees before the annual meeting, our business could be adversely affected by the proxy contest because it:

•will require us to incur significant legal fees and proxy solicitation expenses;
•will require significant time and attention from management and the board of directors and direct their attention away from our operations;
•could interfere with our ability to identify or pursue strategic alternatives;
•could give rise to perceived uncertainties as to our future direction;
•could adversely affect our relationships with key business partners;
•could result in loss of potential business opportunities;
•could make it more difficult to attract and retain qualified personnel; and
•could result in individuals being elected to our board of directors to pursue a particular agenda, which may adversely affect our ability to implement our business strategy and create stockholder value.

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

Through March 31, 2015, we have repurchased $140.0 million in stock under our total authorized amount of $406.0 million. The timing and actual number of shares we repurchase will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the first quarter of the fiscal year 2015:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2)
January 1, 2015 to January 31, 2015	214,399	$41.64	214,399	$2,258
February 1, 2015 to February 28, 2015	390,629	44.96	390,629	284,694
March 1, 2015 to March 31, 2015	395,762	47.26	395,762	265,990
	1,000,790	$45.16	1,000,790	$265,990

(1) All shares were purchased pursuant to the publicly announced share repurchase program described in footnote 2 below. Shares are reported in a period based on the settlement date of the applicable repurchase.

(2) On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60 million of our common stock. On February 6, 2014, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $100 million of shares in addition to any amounts repurchased as of the approval date. On February 9, 2015, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $300 million of shares in addition to any amounts repurchased as of the approval date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2015 CEO Compensation Plan.
10.02	Shutterfly, Inc. 2015 Quarterly Bonus Plan.
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: May 6, 2015	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2015	By:	/s/ Brian M. Regan
Brian M. Regan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2015 CEO Compensation Plan.*
10.02	Shutterfly, Inc. 2015 Quarterly Bonus Plan.*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*	Represents a management contract or compensatory plan

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