Form 10-Q
period 2015-06-30
SHUTTERFLY INC
filed 2015-08-06
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2015
Common stock, $0.0001 par value per share	36,242,280

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$133,554	$380,543
Short-term investments	56,282	64,866
Accounts receivable, net	24,143	31,105
Inventories	10,464	13,016
Deferred tax asset, current portion	32,119	34,645
Prepaid expenses and other current assets	46,303	24,983
Total current assets	302,865	549,158
Long-term investments	10,257	29,928
Property and equipment, net	279,394	241,742
Intangible assets, net	74,116	87,950
Goodwill	408,975	408,975
Deferred tax asset, net of current portion	549	549
Other assets	12,359	13,976
Total assets	$1,088,515	$1,332,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,216	$30,086
Accrued liabilities	68,244	135,485
Deferred revenue	25,124	31,415
Total current liabilities	104,584	196,986
Convertible senior notes, net	261,331	255,218
Deferred tax liability	38,980	48,090
Other liabilities	106,341	74,178
Total liabilities	511,236	574,472
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 37,215 and 37,906 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	814,359	838,313
Accumulated other comprehensive income/(loss)	11	(53)
Accumulated deficit	(237,095)	(80,458)
Total stockholders' equity	577,279	757,806
Total liabilities and stockholders' equity	$1,088,515	$1,332,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues	$183,879	$159,148	$343,857	$296,247
Cost of net revenues	96,647	83,335	191,354	159,678
Gross profit	87,232	75,813	152,503	136,569
Operating expenses:
Technology and development	36,502	32,131	73,862	63,614
Sales and marketing	50,446	44,480	94,976	86,613
General and administrative	28,676	25,899	58,281	51,650
Total operating expenses	115,624	102,510	227,119	201,877
Loss from operations	(28,392)	(26,697)	(74,616)	(65,308)
Interest expense	(4,985)	(3,856)	(9,721)	(7,803)
Interest and other income, net	120	54	222	281
Loss before income taxes	(33,257)	(30,499)	(84,115)	(72,830)
Benefit from income taxes	9,480	3,447	15,235	11,564
Net loss	$(23,777)	$(27,052)	$(68,880)	$(61,266)

Net loss per share - basic and diluted	$(0.63)	$(0.70)	$(1.82)	$(1.59)

Weighted-average shares outstanding - basic and diluted	37,537	38,438	37,753	38,470

Stock-based compensation is allocated as follows:
Cost of net revenues	$1,001	$894	$2,193	$1,896
Technology and development	3,309	2,452	5,301	4,876
Sales and marketing	5,654	5,618	11,873	11,246
General and administrative	6,351	5,750	14,708	12,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(23,777)	$(27,052)	$(68,880)	$(61,266)
Other comprehensive income/(loss), net of reclassification adjustments:
Unrealized gains/(losses) on investments, net	(23)	27	103	(18)
Tax benefit/(expense) on unrealized gains/losses on investments, net	9	(11)	(39)	7
Other comprehensive income/(loss), net of tax	(14)	16	64	(11)
Comprehensive loss	$(23,791)	$(27,036)	$(68,816)	$(61,277)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(68,880)	$(61,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,881	29,194
Amortization of intangible assets	14,419	17,323
Amortization of debt discount and debt issuance costs	6,728	6,362
Stock-based compensation, net of forfeitures	34,075	30,706
Loss on disposal of property and equipment and rental assets	498	45
Deferred income taxes	(6,623)	(8,375)
Tax benefit from stock-based compensation	13,986	15,461
Excess tax benefits from stock-based compensation	(14,372)	(15,743)
Changes in operating assets and liabilities:
Accounts receivable, net	6,962	6,200
Inventories	2,552	522
Prepaid expenses and other current assets	(21,320)	(15,232)
Other assets	757	(7,131)
Accounts payable	(17,753)	(19,619)
Accrued and other liabilities	(74,829)	(66,121)
Deferred revenue	(6,291)	3,077
Other non-current liabilities	3,650	(594)
Net cash used in operating activities	(85,560)	(85,191)
Cash flows from investing activities:
Purchases of property and equipment	(28,935)	(34,461)
Capitalization of software and website development costs	(9,297)	(9,744)
Purchases of investments	(4,400)	(101,259)
Maturities and sales of investments	32,358	820
Proceeds from sale of property and equipment and rental assets	265	275
Net cash used in investing activities	(10,009)	(144,369)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,312	1,492
Repurchases of common stock	(87,757)	(46,031)
Prepayment of accelerated share repurchase	(75,000)	—
Excess tax benefits from stock-based compensation	14,372	15,743
Principal payments of capital lease and financing obligations	(5,347)	(877)
Net cash used in financing activities	(151,420)	(29,673)
Net decrease in cash and cash equivalents	(246,989)	(259,233)
Cash and cash equivalents, beginning of period	380,543	499,084
Cash and cash equivalents, end of period	$133,554	$239,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended
	June 30.
	2015	2014
Supplemental schedule of non-cash activities
Net increase in accrued purchases of property and equipment	$2,242	$4,692
Net increase in accrued capitalized software and website development costs	161	692
Increase in estimated fair market value of buildings under build-to-suit leases	16,414	12,910
Property and equipment acquired under capital leases	21,640	—
Amount due from adjustment of net working capital from acquired business	—	253

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the three and six months ended June 30, 2015.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse.

The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. If recorded, it would have an adverse impact on the Company’s operating results.

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

The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of June 30, 2015 and December 31, 2014.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For camera, lenses, and video equipment rentals from its BorrowLenses brand, the Company recognize rental revenue and the related shipping and insurance revenue, ratably over the rental period. Revenue from the sale of rental equipment is recognized upon shipment of the equipment.

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

In the second quarter of 2015, the Company changed its accounting estimate related to flash deal deferred revenue. Beginning in 2010, the Company began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, the Company had been deferring all amounts to a flash deal deferred revenue liability until customer redemption. The Company now has sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. The historical data supports the probability of redemption after two years from the issuance of a flash deal offer as remote. In addition, the Company's attempts to re-market the unredeemed flash deals over the last six months resulted in no meaningful change in customer behavior. Accordingly, flash deal breakage revenue is now recognized based upon its historical redemption patterns and represents the unredeemed flash deal offers for which the Company believes customer redemption is remote and it is not probable that the Company has an obligation to escheat the value of the flash deal revenue under unclaimed property laws. In the second quarter of 2015, the Company recognized a revenue catch-up of $7.5 million associated with this change.

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

In May 2014, the Financial Accountings Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

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

In April 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The adoption of this guidance will be effective for the Company beginning January 1, 2016, and is not expected to have a material impact on the Company's financial statements.

In April 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance will be effective for the Company beginning January 1, 2016, and is not expected to have a material impact on the Company's financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and six months ended June 30, 2015 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2014	402	$25.42
Granted	—	—
Exercised	(60)	19.56
Forfeited, cancelled or expired	(5)	46.45
Balances, March 31, 2015	337	$26.15	4.4	$6,771
Granted	—	—
Exercised	(54)	21.31
Forfeited, cancelled or expired	(8)	39.87
Balances, June 30, 2015	275	$26.67	4.1	$5,992
Options vested and expected to vest at June 30, 2015	274	$26.66	4.1	$5,974
Options vested at June 30, 2015	255	$26.40	3.8	$5,635

During the three and six months ended June 30, 2015, the Company did not grant any options. The total intrinsic value of options exercised during the three and six months ended June 30, 2015 was $1.3 million and $2.9 million, respectively.  Net cash proceeds from the exercise of stock options were $1.1 million and $2.3 million for the three and six months ended June 30, 2015, respectively.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSU activity for the three and six months ended June 30, 2015, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2014	3,704	$42.17
Granted	1,459	45.03
Vested	(926)	38.18
Forfeited	(206)	45.22
Awarded and unvested, March 31, 2015	4,031	$43.96
Granted	275	46.74
Vested	(195)	34.96
Forfeited	(137)	43.97
Awarded and unvested, June 30, 2015	3,974	$44.60
RSUs expected to vest, June 30, 2015	3,431

Included in the RSU grants for the six months ended June 30, 2015, are 681,000 RSUs that have both performance criteria tied to the Company’s 2015 financial performance and four year service criteria, as well as grants made to the CEO that vest upon the achievement of 2015 financial performance and two-year shareholder return-based goals (“PBRSUs”). Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2015 and 2014, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2015, the Company had $113.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately three years.

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

A summary of the net loss per share for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss per share:
Numerator
Net loss	$(23,777)	$(27,052)	$(68,880)	$(61,266)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	37,537	38,438	37,753	38,470
Net loss per share — basic and diluted	$(0.63)	$(0.70)	$(1.82)	$(1.59)

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments

At June 30, 2015 and December 31, 2014, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$50,925	$4	$(22)	$50,907
Agency securities	5,371	4	—	5,375
Total short-term investments	$56,296	$8	$(22)	$56,282
Long-term investments
Corporate debt securities	$610	$—	$—	$610
Agency securities	7,816	23	(1)	7,838
US Government securities	1,799	10	—	1,809
Total long-term investments	$10,225	$33	$(1)	$10,257

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$64,922	$3	$(59)	$64,866
Agency securities	—	—	—	—
Total short-term investments	$64,922	$3	$(59)	$64,866
Long-term investments
Corporate debt securities	$14,511	$1	$(30)	$14,482
Agency securities	13,649	3	(7)	13,645
US Government securities	1,799	2	—	1,801
Total long-term investments	$29,959	$6	$(37)	$29,928

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2015 and no impairments were recorded in the period. The Company had no material realized gains or losses during the six months ended June 30, 2015.

The following table summarizes the contractual maturities of the Company's investments as of June 30, 2015 (in thousands):

June 30, 2015
One year or less	$56,282
One year through three years	10,257
$66,539

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of June 30, 2015.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	June 30, 2015	December 31, 2014
Level 1 Securities:
Money market funds	$42,081	$34,480
Level 2 Securities:
Agency securities	13,213	13,645
Corporate debt securities	51,517	79,348
US Government securities	1,809	1,801
Total cash equivalents and investments	$108,620	$129,274

Convertible Senior Notes

As of June 30, 2015, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	June 30, 2015	December 31, 2014
Convertible senior notes	$277,125	$251,973

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2015	December 31, 2014
	(in thousands)
Intra-period deferred tax asset	$22,588	$—
Prepaid service contracts – current portion	8,091	6,754
Deferred costs	4,108	6,911
Other prepaid expenses and current assets	11,516	11,318
	$46,303	$24,983

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

	June 30, 2015	December 31, 2014
	(in thousands)
Other assets	$12,359	$13,976

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Senior Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts.

Property and Equipment, Net

	June 30, 2015	December 31, 2014
	(in thousands)
Computer equipment and software	$162,304	$159,370
Manufacturing equipment	144,425	119,495
Capitalized software and website development costs	98,116	89,311
Buildings under build-to-suit leases	55,721	39,307
Leasehold improvements	21,776	20,876
Rental equipment	17,027	14,591
Furniture and fixtures	11,858	10,683
	511,227	453,633
Less: Accumulated depreciation and amortization	(231,833)	(211,891)
Net property and equipment	$279,394	$241,742

Building value of $55.7 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 11 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Manufacturing equipment is approximately $65.7 million of capital lease obligations. Accumulated depreciation of assets under capital lease totaled $7.8 million at June 30, 2015.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $21.0 million and $15.0 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense totaled $40.9 million and $29.2 million for the six months ended June 30, 2015 and 2014, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	June 30, 2015	December 31, 2014
	(in thousands)
Accrued compensation	$13,718	$16,337
Capital lease obligations	12,457	8,905
Accrued production costs	9,500	32,814
Accrued marketing expenses	7,111	30,835
Accrued purchases	6,418	11,809
Accrued consulting	5,031	6,418
Accrued income, sales, and property taxes	3,435	18,149
Accrued other	10,574	10,218
	$68,244	$135,485

Other Liabilities

	June 30, 2015	December 31, 2014
	(in thousands)
Financing obligations	$56,679	$38,529
Capital lease obligations	45,456	32,297
Deferred revenue	1,587	—
Other liabilities	2,619	3,352
	$106,341	$74,178

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2015, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Liability component:
Principal	$300,000	$300,000
Less: debt discount, net of amortization	(38,669)	(44,782)
Net carrying amount	$261,331	$255,218

Equity component (1)	$63,510	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
0.25% coupon	$188	$187	$375	$375
Amortization of debt issuance costs	310	293	615	581
Amortization of debt discount	3,078	2,911	6,113	5,781
	$3,576	$3,391	$7,103	$6,737

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2015, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of its common stock. Under the ASR, the Company prepaid $75.0 million. The Company did not receive any shares in the second quarter of 2015. Final settlement will occur no later than August 17, 2015. Upon final settlement, the Company will receive shares repurchased under the ASR and a return of cash for the remaining amount not settled in shares. The ASR was entered into pursuant to the Company’s existing share repurchase program.
The Company accounted for the ASR as a forward contract indexed to the Company’s own common stock. The Company has determined that the forward contract, indexed to its common stock, met all of the applicable criteria for equity classification.
The Company recorded $75.0 million, the implied value of the forward contract, in additional paid-in capital on the condensed consolidated balance sheets as of June 30, 2015. The final number of shares to be repurchased will be based on the Company’s volume-weighted average stock price during the term of the transaction, less a discount. All repurchased shares under this ASR will be retired. Upon delivery of the repurchased shares and return of cash not settled in shares to the Company in the third quarter of 2015, the fair value of shares repurchased will be reclassified from additional paid-in capital to retained earnings.
In addition to the repurchase under this ASR, during the first six months of 2015, the Company repurchased 1,924,315 shares of its outstanding common stock at an average price of $45.60 per share pursuant to the share repurchase program.
In 2014, the Company repurchased 1,961,085 shares of its outstanding common stock at an average price of $45.29 per share pursuant to the share repurchase program.
In 2013, the Company repurchased 70,313 shares of its outstanding common stock at an average price of $31.87 per share pursuant to the share repurchase program.
All repurchased shares of common stock have been retired.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Restructuring

During the first quarter of 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives. As a result, the Company will incur a reduction to headcount and lease charges related to the Elmsford, New York manufacturing operations. The assets related to the Treat brand were written off in the first quarter of 2015 upon the discontinuation of the Treat brand. These restructuring costs will impact cost of revenues and operating expenses through the first quarter of 2016.

The following table summarizes the restructuring costs recognized during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Employee severance and benefits	$309	$776
Other associated costs	—	435
Total	$309	$1,211

The following table summarizes the restructuring activity during the three and six months ended June 30, 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
Accrued liability as of January 1, 2015	$—	$—	$—
Charges	467	435	902
Payments	—	—	—
Other adjustments	—	(435)	(435)
Accrued liability as of March 31, 2015	$467	$—	$467
Charges	309	—	309
Payments	(284)	—	(284)
Other Adjustments	—	—	—
Accrued liability as of June 30, 2015	$492	$—	$492

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Consumer
Net revenues	$171,274	$150,152	$320,062	$280,773
Cost of net revenues	83,387	72,250	164,165	138,658
Gross profit	$87,887	$77,902	$155,897	$142,115
Gross profit as a percentage of net revenues	51%	52%	49%	51%

Enterprise
Net revenues	$12,605	$8,996	$23,795	$15,474
Cost of net revenues	10,245	7,368	20,133	13,478
Gross profit	$2,360	$1,628	$3,662	$1,996
Gross profit as a percentage of net revenues	19%	18%	15%	13%

Corporate
Net revenues	$—	$—	$—	$—
Cost of net revenues	3,015	3,717	7,056	7,542
Gross profit	$(3,015)	$(3,717)	$(7,056)	$(7,542)

Consolidated
Net revenues	$183,879	$159,148	$343,857	$296,247
Cost of net revenues	96,647	83,335	191,354	159,678
Gross profit	$87,232	$75,813	$152,503	$136,569
Gross profit as a percentage of net revenues	47%	48%	44%	46%

Note 11 — Commitments and Contingencies

Build-to-Suit Leases

During the year ended December 31, 2013, the Company executed a lease for a new 237,000 square foot production facility in Tempe, Arizona. This facility consolidated all of the Company's locations in the greater Phoenix area, including the acquired R&R Images facility, offers flexibility for future expansion, and became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. During the six months ended June 30, 2015 and the year ended December 31, 2014, the landlord incurred $16.4 million and $9.1 million of building construction costs, including capitalized interest, respectively, which the Company has recorded as

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

an asset, with a corresponding construction financing obligation, as a component of other non-current liabilities. The Company increased the asset and financing obligation for building uplift costs incurred by the landlord during the construction period.

Upon completion of the construction of the facility in Tempe, Arizona in the second quarter of 2015, the Company evaluated the de-recognition of the asset and liability under the provisions for sale-leaseback transactions. The Company concluded that it had forms of continued economic involvement in the facility, and therefore did not comply with the provisions for sale-leaseback accounting.  Instead, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life of 30 years. At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation. In conjunction with the consolidation of facilities in the greater Phoenix area to our new Tempe facility, the Company incurred $1.7 million in early termination costs, which is included in cost of net revenues in the Company's consolidated statements of operations.

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through June 30, 2015, the Company has not drawn on the credit facility.

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of June 30, 2015, the Company is in compliance with these covenants.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Overview

We are the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner through our trusted premium lifestyle brands:  Shutterfly, Tiny Prints, Wedding Paper Divas, ThisLife, MyPublisher, BorrowLenses and GrooveBook.

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Fort Mill, South Carolina, Tempe, Arizona, and Shakopee, Minnesota production facilities. By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, mouse pads, magnets, and puzzles.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

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

Also in the first quarter of 2015, we decided to close our manufacturing operations at the Elmsford, New York facility which was acquired with the MyPublisher acquisition. Although the Elmsford team produced a high quality product, the small size of the facility relative to our other facilities limited its ability to scale and drive efficiencies. The manufacturing work done in Elmsford will be transitioned to our Fort Mill, Tempe and Shakopee facilities. We officially ceased operations and customer service in Elmsford at the end of July 2015.

In the second quarter of 2015, we continued our initiative to build the next generation of Shutterfly, Shutterfly 3.0. We began to intentionally slow investments and innovation in the Tiny Prints and Wedding Paper Divas technology to redirect resources to the new Shutterfly platform, which will allow these brands to be supported by a common set of shared technology services, including cart, creation paths, login, address book and media storage platform. We expect these efforts to continue throughout 2015.

In the second quarter of 2015, we entered into a multi-year agreement with a Fortune 50 enterprise customer. We will continue to make investments in our enterprise platform and seek additional partnerships.

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

In the second quarter of 2015, we changed our accounting estimate related to flash deal deferred revenue. Beginning in 2010, we began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, we had been deferring all amounts to our flash deal deferred revenue liability until customer redemption. We now have sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. The historical data supports the probability of redemption after two years from the issuance of a flash deal offer as remote. In addition, our attempts to re-market the unredeemed flash deals over the last six months resulted in no meaningful change in customer behavior. Accordingly, flash deal breakage revenue is now recognized based upon our historical redemption patterns and represents the unredeemed flash deal offers for which we believe customer redemption is remote and it is not probable that we have an obligation to escheat the value of the flash deal revenue under unclaimed property laws. In the second quarter of 2015, we recognized a revenue catch-up of $7.5 million associated with this change.

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

Consumer.    Cost of net revenues for the Consumer segment consists of costs directly attributable to the production of personalized products for all of our brands, including direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, and payroll and related expenses for direct labor and customer service; rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of net revenues also includes any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties.  Cost of net revenues also includes certain costs associated with facility closures and restructuring.

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

Interest and Other Income, Net.    Interest and other income, net primarily consist of the interest earned on our cash and investment accounts and realized gains and losses on the sale of our investments.

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

In the second quarter of 2015, we changed our accounting estimate related to flash deal deferred revenue. Beginning in 2010, we began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, we had been deferring all amounts to our flash deal deferred revenue liability until customer redemption. We now have sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. The historical data supports the probability of redemption after two years from the issuance of a flash deal offer as remote. In addition, our attempts to re-market the unredeemed flash deals over the last six months resulted in no meaningful change in customer behavior. Accordingly, flash deal breakage revenue is now recognized based upon our historical redemption patterns and represents the unredeemed flash deal offers for which we believe customer redemption is remote and it is not probable that we have an obligation to escheat the value of the flash deal revenue under unclaimed property laws. In the second quarter of 2015, we recognized a revenue catch-up of $7.5 million associated with this change.

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues	100%	100%	100%	100%
Cost of net revenues	53%	52%	56%	54%
Gross profit	47%	48%	44%	46%
Operating expenses:
Technology and development	20%	20%	21%	21%
Sales and marketing	27%	28%	28%	29%
General and administrative	16%	16%	17%	17%
Total operating expenses	63%	64%	66%	68%
Loss from operations	(16)%	(17)%	(22)%	(22)%
Interest expense	(3)%	(2)%	(3)%	(3)%
Interest and other income, net	1%	—%	1%	—%
Loss before income taxes	(18)%	(19)%	(24)%	(25)%
Benefit from income taxes	5%	2%	4%	4%
Net loss	(13)%	(17)%	(20)%	(21)%

Comparison of the Three Month Periods Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$171,274	$150,152	$21,122	14%
Enterprise	12,605	8,996	3,609	40%
Corporate	—	—	—	—%
Total net revenues	$183,879	$159,148	$24,731	16%
Cost of net revenues
Consumer	$83,387	$72,250	$11,137	15%
Enterprise	10,245	7,368	2,877	39%
Corporate	3,015	3,717	(702)	(19)%
Total cost of net revenues	$96,647	$83,335	$13,312	16%
Gross profit
Consumer	$87,887	$77,902	$9,985	13%
Enterprise	2,360	1,628	732	45%
Corporate	(3,015)	(3,717)	702	(19)%
Total gross profit	$87,232	$75,813	$11,419	15%
Consumer gross margin percentage	51%	52%	—	—
Enterprise gross margin percentage	19%	18%	—	—
Consolidated gross margin percentage	47%	48%	—	—

Key Consumer Metrics
Customers	3,134	2,640	494	19%
Orders	5,038	4,155	883	21%
Average order value	$32.50	$36.14	$(3.64)	(10)%

Net revenues increased $24.7 million, or 16%, for the three months ended June 30, 2015 as compared to the same period in 2014. Cost of net revenues increased $13.3 million, or 16%, for the three months ended June 30, 2015 as compared to the same period in 2014. As a percentage of net revenues, cost of net revenues increased to 53% in the three months ended June 30, 2015 from 52% in the same period in 2014, which decreased gross margin to 47% in the three months ended June 30, 2015 from 48% in the same period in 2014.

In addition, the operating results in the second quarter of 2015 also benefited from the recognition of breakage revenue from unredeemed flash deals associated with a change in estimate. As a result, our Consumer net revenues incurred a benefit of $7.5 million. Excluding this amount, total net revenues for the three months ended June 30, 2015 totaled $176.4 million, an 11% increase as compared to the same period in 2014, and gross margin decreased to 45% in the three months ended June 30, 2015 from 48% in the same period in 2014. Consumer net revenues excluding this amount for the three months ended June 30, 2015 totaled $163.8 million, a 9% increase as compared to the same period in 2014, and gross margin decreased to 49% for the three months ended June 30, 2015 from 52% in the three months ended June 30, 2014.

Consumer Segment

Consumer net revenues increased $21.1 million, or 14%, in the three months ended June 30, 2015 compared to the same period in 2014.  The increase in Consumer net revenues was primarily a result of increased sales of greeting cards and stationery, photobooks, and mobile revenue.  The increase is also reflected in the increases in customers and orders in three months ended June 30, 2015, as compared to the same period in 2014. Excluding the impact of breakage revenue, average order value decreased 10% which reflects Groovebook's lower average order value compared to our core brands and increasing partner promotions as compared to the prior year.

Consumer cost of net revenues increased $11.1 million, or 15%, for the three months ended June 30, 2015 as compared to the same period in 2014, which decreased Consumer gross margin to 51% in the three months ended June 30, 2015 from 52% in the same period in 2014. The decrease in Consumer gross margin percentage from the same period a year ago is largely driven by the expenses of our new Shakopee, Minnesota production facility which resulted in increases to depreciation and labor costs.

Enterprise Segment

Enterprise net revenues increased $3.6 million, or 40%, in the three months ended June 30, 2015 compared to the same period in 2014. The increase in Enterprise net revenues is primarily due to the expansion of projects with existing customers and the acquisition of new customers.

Enterprise cost of net revenues increased $2.9 million, or 39%, for the three months ended June 30, 2015 as compared to the same period in 2014, which increased Enterprise gross margin to 19% in the three months ended June 30, 2015 from 18% in the same period in 2014. The increase in Enterprise gross margin is primarily due to increased efficiencies as a result of the expansion of projects with our existing customers.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Technology and development	$36,502	$32,131	$4,371	14%
Percentage of net revenues	20%	20%	—	—
Sales and marketing	$50,446	$44,480	$5,966	13%
Percentage of net revenues	27%	28%	—	—
General and administrative	$28,676	$25,899	$2,777	11%
Percentage of net revenues	16%	16%	—	—

Our technology and development expense increased $4.4 million, or 14%, for the three months ended June 30, 2015, compared to the same period in 2014. As a percentage of net revenues, technology and development expense remained flat at 20% in the three months ended June 30, 2015 and 2014. The overall increase was primarily due to an increase of $1.4 million in personnel and related costs due to increased headcount and an increase of $1.4 million in professional fees. The increase in technology and development expense was also due to an increase of $1.0 million in depreciation expense and an increase in stock-based compensation expense of $0.8 million. These factors were partially offset by a decrease of $0.2 million in website and brand development costs and an increase of $0.2 million in software and website development costs capitalized.

At June 30, 2015, headcount in technology and development increased by 7% compared to June 30, 2014, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended June 30, 2015, we capitalized $5.5 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $5.3 million capitalized in the three months ended June 30, 2014, which included $0.4 million of stock-based compensation expense.

Our sales and marketing expense increased $6.0 million, or 13%, in the three months ended June 30, 2015 compared to the same period in 2014. As a percentage of net revenues, total sales and marketing expense decreased to 27% in the three months ended June 30, 2015 from 28% in the three months ended June 30, 2014. Our sales and marketing expense was also impacted by the change in estimate related to flash deal deferred costs resulting in $3.4 million in incremental expenses. Excluding these costs, sales and marketing expense increased $2.5 million, or 6% in the three months ended June 30, 2015 compared to the same period in 2014 and had no impact as a percentage of net revenues. The increase in our sales and marketing expense was also due to an increase of $2.7 million related to our integrated marketing campaigns which included increased marketing partnerships and increased online and television advertising.

Our general and administrative expense increased $2.8 million, or 11%, in the three months ended June 30, 2015 as compared to the same period in 2014. As a percentage of net revenues, general and administrative expense remained flat at 16% in the three months ended June 30, 2015 and 2014. The increase in general and administrative expense was primarily due to an increase of professional fees of $1.1 million related to proxy-related costs. There were also an increase of $0.7 million in credit card fees driven by an increase in Consumer net revenues as compared to the prior year, an increase of $0.6 million in stock-based compensation expense and an increase of $0.5 million in insurance costs. The increase was also due to an increase of $0.4 million in personnel related costs as a result of increased headcount and an increase of $0.2 million in facilities costs. The increase was partially offset by a decrease of $0.5 million in depreciation expense and by proceeds from intellectual property license agreements of $0.2 million.

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Interest expense	$(4,985)	$(3,856)	$(1,129)
Interest and other income, net	120	54	66

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our production facilities in Fort Mill, South Carolina, Shakopee, Minnesota, and Tempe, Arizona which became operational in the second quarter of 2015. Interest expense was $5.0 million for the three months ended June 30, 2015 compared to $3.9 million during the same period a year ago.

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Income tax benefit	$9,480	$3,447
Effective tax rate	29%	11%

We recorded an income tax benefit of $9.5 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 29% for the three months ended June 30, 2015, compared to 11% for the three months ended June 30, 2014. Factors that impacted the effective tax rate include a discrete tax benefit related to an IRS settlement in the second quarter of 2015, the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options

During the second quarter of 2015 the Internal Revenue Service (“IRS”), as part of the 2010 audit, issued a notice of proposed adjustment (“NOPA”) for federal research and development credits generated from 2007 through 2010. The settlement resulted in a discrete tax benefit of $1.8 million during the current quarter.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Loss before income taxes	$(33,257)	$(30,499)	$(2,758)	9%
Net loss	(23,777)	(27,052)	3,275	(12)%
Percentage of net revenues	(13)%	(17)%	—	—

During the three months ended June 30, 2015, net loss was $23.8 million, an increase of $3.3 million as compared to a net loss of $27.1 million the same period in 2014. As a percentage of net revenues, net loss decreased to 13% for the three months ended June 30, 2015 from 17% for the three months ended June 30, 2014. Excluding the benefit relating to flash deal deferred revenue change in estimate, net loss during the three months ended June 30, 2015 was $27.9 million, a decrease of $0.8 million as compared to the same period in 2014, and as a percentage of net revenues, net loss decreased to 16% for the three months ended June 30, 2015 from 17% for the three months ended June 30, 2014.

Comparison of the Six Month Periods Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$320,062	$280,773	$39,289	14%
Enterprise	23,795	15,474	8,321	54%
Corporate	—	—	—	—%
Total net revenues	$343,857	$296,247	$47,610	16%
Cost of net revenues
Consumer	$164,165	$138,658	$25,507	18%
Enterprise	20,133	13,478	6,655	49%
Corporate	7,056	7,542	(486)	(6)%
Total cost of net revenues	$191,354	$159,678	$31,676	20%
Gross profit
Consumer	$155,897	$142,115	$13,782	10%
Enterprise	3,662	1,996	1,666	83%
Corporate	(7,056)	(7,542)	486	(6)%
Total gross profit	$152,503	$136,569	$15,934	12%
Consumer gross margin percentage	49%	51%	—	—
Enterprise gross margin percentage	15%	13%	—	—
Consolidated gross margin percentage	44%	46%	—	—

Net revenues increased $47.6 million, or 16%, for the six months ended June 30, 2015 as compared to the same period in 2014. Cost of net revenues increased $31.7 million, or 20%, for the six months ended June 30, 2015 as compared to the same period in 2014. As a percentage of net revenues, cost of net revenues increased to 56% in the six months ended June 30, 2015 from 54% in the same period in 2014, which decreased gross margin to 44% in the six months ended June 30, 2015 from 46% in the same period in 2014.

In addition, the operating results in the second quarter of 2015 also benefited from the recognition of breakage revenue from unredeemed flash deals associated with a change in estimate. As a result, our Consumer net revenues incurred a benefit of $7.5 million. Excluding this amount, total net revenues for the six months ended June 30, 2015 totaled $336.3 million, a 14% increase as compared to the same period in 2014, and gross margin decreased to 43% in the six months ended June 30, 2015 from 46% in the same period in 2014. Consumer net revenues excluding this amount for the six months ended June 30, 2015 totaled $312.5 million, an 11% increase as compared to the same period in 2014, and gross margin decreased to 47% for the six months ended June 30, 2015 from 51% in the six months ended June 30, 2014.

Consumer Segment

Consumer net revenues increased $39.3 million, or 14%, in the six months ended June 30, 2015 compared to the same period in 2014.  The increase in Consumer net revenues was primarily a result of increased sales of photobooks, greeting cards and stationery, and mobile revenue.

Consumer cost of net revenues increased $25.5 million, or 18%, for the six months ended June 30, 2015 as compared to the same period in 2014, which decreased Consumer gross margin to 49% in the six months ended June 30, 2015 from 51% in the same period in 2014. The decrease in Consumer gross margin percentage from the same period a year ago is largely driven by the expenses of our Shakopee, Minnesota production facility which became operation in the second quarter of 2014 resulted in increases to depreciation and labor costs.

Enterprise Segment

Enterprise net revenues increased $8.3 million, or 54%, in the six months ended June 30, 2015 compared to the same period in 2014. The increase in Enterprise net revenues is primarily due to the expansion of projects with existing customers and the acquisition of new customers.

Enterprise cost of net revenues increased $6.7 million, or 49%, for the six months ended June 30, 2015 as compared to the same period in 2014, which increased Enterprise gross margin to 15% in the six months ended June 30, 2015 from 13% in the same period in 2014. The increase in Enterprise gross margin is primarily due to increased efficiencies as a result of the expansion of projects with our existing customers.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Technology and development	$73,862	$63,614	$10,248	16%
Percentage of net revenues	21%	21%	—	—
Sales and marketing	$94,976	$86,613	$8,363	10%
Percentage of net revenues	28%	29%	—	—
General and administrative	$58,281	$51,650	$6,631	13%
Percentage of net revenues	17%	17%	—	—

Our technology and development expense increased $10.2 million, or 16%, for the six months ended June 30, 2015, compared to the same period in 2014. As a percentage of net revenues, technology and development expense remained flat at 21% in the six months ended June 30, 2015 and 2014. The overall increase was primarily due to an increase of $4.2 million in personnel and related costs due to increased headcount, an increase of $2.6 million in depreciation expense, and an increase of $2.5 million in professional fees. The increase in technology and development expense was also due to a decrease of $0.4 million in software and website development costs capitalized.

In the six months ended June 30, 2015, we capitalized $9.6 million in eligible salary and consultant costs, including $0.6 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $10.0 million capitalized in the three months ended June 30, 2014, which included $0.9 million of stock-based compensation expense.

Our sales and marketing expense increased $8.4 million, or 10%, in the six months ended June 30, 2015 compared to the same period in 2014. As a percentage of net revenues, total sales and marketing expense decreased to 28% in the six months ended June 30, 2015 compared to 29% in the six months ended June 30, 2014. The increase in sales and marketing expense was primarily due to an increase of $3.9 million related to our integrated marketing campaigns and also due to increases of $0.6 million in stock-based compensation expense and $0.6 million in personnel and related costs resulting from the expansion of our internal marketing team. Our sales and marketing expense was also impacted by the change in estimate related to flash deal deferred costs resulting in $3.4 million in incremental expenses. Excluding these costs, sales and marketing expense increased $4.9 million, or 6% in the six months ended June 30, 2015 compared to the same period in 2014 and as a percentage of net revenue, sales and marketing expense decreased to 27% for the six months ended June 30, 2015 from 29% in the six months ended June 30, 2014.

Our general and administrative expense increased $6.6 million, or 13%, in the six months ended June 30, 2015 as compared to the same period in 2014. As a percentage of net revenues, general and administrative expense remained flat at 17% in the six months ended June 30, 2015 and 2014. The increase in general and administrative expense was primarily due to an increase of $2.0 million in stock-based compensation expense and an increase of $1.2 million in personnel related costs as a result of increased headcount. There was also an increase of $1.9 million in credit card fees driven by an increase in Consumer net revenues as compared to the prior year. The increase was also due to an increase in professional fees of $1.5 million related to proxy-related costs, an increase of $0.7 million in insurance costs, and losses on asset disposition of $0.4 million. The increase was partially offset by a decrease of $0.9 million in depreciation expense.

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Interest expense	$(9,721)	$(7,803)	$(1,918)
Interest and other income, net	222	281	(59)

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our production facilities in Fort Mill, South Carolina, Shakopee, Minnesota and Tempe, Arizona. Interest expense was $9.7 million for the six months ended June 30, 2015 compared to $7.8 million during the same period a year ago.

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Income tax benefit	$15,235	$11,564
Effective tax rate	18%	16%

We recorded an income tax benefit of $15.2 million and $11.6 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 18% for the six months ended June 30, 2015, compared to 16% for the six months ended June 30, 2014. Factors that impacted the effective tax rate include a discrete tax benefit related to an IRS settlement in the second quarter of 2015, the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options.

During the second quarter of 2015 the IRS, as part of the 2010 audit, issued a NOPA for federal research and development credits generated from 2007 through 2010. The settlement resulted in a discrete tax benefit of $1.8 million during the current quarter.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Loss before income taxes	$(84,115)	$(72,830)	$(11,285)	15%
Net loss	(68,880)	(61,266)	(7,614)	12%
Percentage of net revenues	(20)%	(21)%	—	—

During the six months ended June 30, 2015, net loss was $68.9 million, an increase of $7.6 million as compared to a net loss of $61.3 million the same period in 2014. As a percentage of net revenues, net loss decreased to 20% for the six months ended June 30, 2015 from 21% for the six months ended June 30, 2014. Excluding the benefit related to flash deal deferred revenue change in estimate, net loss during the six months ended June 30, 2015 was $73.0 million, a decrease of $11.7 million as compared to the same period in 2014, and as a percentage of net revenues, net loss increased to 22% for the six months ended June 30, 2015 from 21% for the six months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, we had $133.6 million of cash and cash equivalents and $66.5 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, in May 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility to provide up to $200.0 million in additional capital resources. As of June 30, 2015, no amounts have been drawn against this facility.

Below is our cash flow activity for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$28,935	$34,461
Capitalization of software and website development costs	9,297	9,744
Cash flows used in operating activities	(85,560)	(85,191)
Cash flows used in investing activities	(10,009)	(144,369)
Cash flows used in financing activities	(151,420)	(29,673)

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

We anticipate that total 2015 capital expenditures will range from 8.4% to 9.0% of our expected net revenues in 2015, which includes additional investments related to our Shakopee, Minnesota production facility, which commenced operations in the second quarter of 2014, and our Tempe, Arizona production facility, which became operational in second quarter of 2015.  These expenditures will be used to purchase technology and equipment to support the growth in our business, to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Technology equipment and software	$22,167	$11,049
Percentage of total capital expenditures	55%	39%
Manufacturing equipment and building improvements	6,007	10,026
Percentage of total capital expenditures	15%	36%
Capitalized technology and development costs	9,458	5,324
Percentage of total capital expenditures	23%	19%
Rental equipment	3,004	1,659
Percentage of total capital expenditures	7%	6%
Total capital expenditures	$40,636	$28,058
Total capital expenditures percentage of net revenues	12%	18%

Operating Activities. For the six months ended June 30, 2015, net cash used in operating activities was $85.6 million, primarily due to our net loss of $68.9 million and the net change in operating assets and liabilities of $106.3 million. Net cash used in operating activities was adjusted for non-cash items including $40.9 million of depreciation and amortization expense, $34.1 million of stock-based compensation expense, $14.4 million of amortization of intangible assets, $6.7 million for amortization of debt discount and $6.6 million benefit from deferred income taxes.

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

Investing Activities. For the six months ended June 30, 2015, net cash used in investing activities was $10.0 million.  We used $28.9 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations, $9.3 million for capitalized software and website development, and $4.4 million to purchase investments. This was partially offset by proceeds from the sale of investments of $32.4 million.

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

Financing Activities. For the six months ended June 30, 2015, net cash used in financing activities was $151.4 million. We used $87.8 million to repurchase shares of our common stock including a prepayment of $75 million under an accelerated share repurchase agreement that will settle in August 2015. We also recorded $14.4 million in excess tax benefit from stock-based compensation expense and $2.3 million of proceeds from the issuance of common stock from the exercise of stock options.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net loss per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues	$183,879	$159,148	$343,857	$296,247

Non-GAAP adjusted EBITDA	$15,630	$11,729	$14,759	$11,915
EBITDA % of net revenues	9%	7%	4%	4%

Free cash flow	$(6,955)	$(16,329)	$(25,876)	$(37,674)
Free cash flow % of net revenues	(4)%	(10)%	(8)%	(13)%

Non-GAAP net loss per share	$(0.56)	$(0.63)	$(1.67)	$(1.45)

For the three months ended June 30, 2015 and 2014, our adjusted EBITDA was $15.6 million and $11.7 million, respectively. In addition, during the three months ended June 30, 2015 and 2014, we experienced negative free cash flows of $7.0 million and $16.3 million, respectively. Our Non-GAAP net loss per share was $0.56 and $0.63 for the three months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, our adjusted EBITDA was $14.8 million and $11.9 million, respectively. In addition, during the three months ended June 30, 2015 and 2014, we experienced negative free cash flows of $25.9 million and $37.7 million, respectively. Our Non-GAAP net loss per share was $1.67 and $1.45 for the six months ended June 30, 2015 and 2014, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP loss per share to the most comparable GAAP measure, for the three and six months ended June 30, 2015 and 2014 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(23,777)	$(27,052)	$(68,880)	$(61,266)
Add back:
Interest expense	4,985	3,856	9,721	7,803
Interest and other income, net	(120)	(54)	(222)	(281)
Benefit from income taxes	(9,480)	(3,447)	(15,235)	(11,564)
Depreciation and amortization	27,707	23,712	55,300	46,517
Stock-based compensation expense	16,315	14,714	34,075	30,706
Non-GAAP Adjusted EBITDA	$15,630	$11,729	$14,759	$11,915

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net cash used in operating activities	$22,171	$12,282	$(85,560)	$(85,191)
Add back:
Interest expense	4,985	3,856	9,721	7,803
Interest and other income, net	(120)	(54)	(222)	(281)
Benefit from income taxes	(9,480)	(3,447)	(15,235)	(11,564)
Changes in operating assets and liabilities	(6,803)	(7,633)	106,272	98,898
Other adjustments	4,877	6,725	(217)	2,250
Non-GAAP Adjusted EBITDA	15,630	11,729	14,759	11,915
Less:
Purchases of property and equipment, including accrued amounts	(17,199)	(22,734)	(31,177)	(39,153)
Capitalized software and website development costs, including accrued amounts	(5,386)	(5,324)	(9,458)	(10,436)
Free cash flow	$(6,955)	$(16,329)	$(25,876)	$(37,674)

Reconciliation of Net Loss per Share to Non-GAAP Net Loss per Share
	Three Months Ended		Six Months Ended
	June 30		June 30,
	2015	2014	2015	2014
GAAP net loss	$(23,777)	$(27,052)	$(68,880)	$(61,266)
Add back interest expense related to:
Amortization of debt discount	3,078	2,911	6,113	5,781
Amortization of debt issuance costs	310	293	615	581
0.25% coupon	188	187	375	375
Tax effect	(731)	(438)	(1,122)	(1,075)
Non-GAAP net loss	$(20,932)	$(24,099)	$(62,899)	$(55,604)

GAAP diluted shares outstanding	37,537	38,438	37,753	38,470
Add back:
Dilutive effect of convertible notes	—	—	—	—
Non-GAAP shares outstanding	37,537	38,438	37,753	38,470

GAAP net loss per share	$(0.63)	$(0.70)	$(1.82)	$(1.59)
Non-GAAP net loss per share	$(0.56)	$(0.63)	$(1.67)	$(1.45)

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

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

In April 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The adoption of this guidance will be effective beginning January 1, 2016, and is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance will be effective beginning January 1, 2016, and is not expected to have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of June 30, 2015, our investments totaled $66.5 million, which represented approximately 61% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the second quarter of 2015.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 10%, 10% and 9% of total net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate that total capital expenditures for the year ending December 31, 2015 will range from 8.4% to 9.0% of 2015 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina, Tempe, Arizona, or Shakopee, Minnesota production facilities, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Our financial performance depends on general economic conditions in the United States and their impact on levels of consumer spending, particularly spending on personalized products and photofinishing services. Consumer revenue as a percentage of total revenue was 95% in 2014, 95% in 2013 and 96% in 2012. Some of the macroeconomic conditions that are adversely affecting consumer spending levels in the United States include high unemployment rates, high consumer debt levels, stock market volatility and its effect on net worth, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, limited credit availability and uncertainty about the future economic environment. If general economic conditions do not improve or continue to improve slowly, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are often discretionary. Any decrease in the demand for our products and services could impact our business in a number of ways, including lower prices for our products and services and reduced revenues. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

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

Based on the factors cited above, and in light of the seasonal nature of our business, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common stock may decline.

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

As a part of our current business model, we offer our customers free unlimited online storage and sharing of photographs and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction, damage our reputation and brands, and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements exceeds our expectations, our results of operations would be harmed. For example, in 2011, after massive flooding shut down major hard disk drive production sites in Thailand, our ability to timely acquire data storage products was adversely affected.

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

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our reputation, and our ability to attract and retain customers and maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our websites or mobile applications, reduced order fulfillment performance, or the unavailability of our customer service operations could result in negative publicity, damage our reputation and brands, and cause our business and results of operations to suffer. This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites and mobile applications during the holiday season and significantly higher order volumes. Any interruption that occurs during such time would have a disproportionately negative impact on our results of operations than if it occurred during a different quarter. For example, during the fourth quarter of 2014, unusually high seasonal traffic combined with system misconfigurations arising from the data center move resulted in some days when customers could not place orders from our Tiny Prints brand. Once the bug was identified and corrected, many of those orders were not received by customers within the expected time frame. As a result, we refunded many of those orders which reduced net revenue, and we recognized excess costs related to expedited shipping upgrades and increased customer service costs which impacted our gross margin and our brand.

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

We have website operations, offices and customer support centers in Redwood City, California, Santa Clara, California, and Tempe, Arizona and production facilities in Fort Mill, South Carolina, Shakopee, Minnesota and a new facility in Tempe, Arizona which became operational in the second quarter of 2015. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

If the third-party vendors who we depend upon to produce many of our products or those that deliver our products experience delays or interruptions in service, our customer experience will suffer.

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

In February 2015, we announced strategic initiatives designed to reduce long-term operating costs and improve our business operations, including building our next-generation platform, Shutterfly 3.0, combining our Shutterfly, Tiny Prints and Wedding Paper Divas creation platforms, discontinuing our Treat brand, and closing our Elmsford, New York manufacturing facility. We expect to incur one-time non-recurring charges related to these initiatives and proxy-related costs of between $12.0 million to $14.0 million during 2015. Actual charges could exceed our estimate as a result of many factors including our ability to implement planned technology improvements, renegotiate existing contracts and adequately anticipate costs. In addition, these strategic initiatives could result in a disruption of our operations, the loss of customers who are dissatisfied with the changes to our platform, reduced effectiveness of our marketing programs, including our search engine optimization efforts as a result of reduction in the number of available search terms on our websites, decreased employee morale and productivity, and loss of sales, service and engineering talent.

These activities will also require management time and attention and may divert our management from other important work. Moreover, we could encounter delays in executing restructuring plans, which would cause further disruption and additional unanticipated expense.

The loss of key personnel and an inability to attract and retain additional key personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our Chief Executive Officer, senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. A lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. Changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. For example, we hired a new Chief Technology Officer in November 2014.

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

If we do not obtain stockholder approval for the issuance of additional shares under our 2006 Equity Incentive Plan, as amended (the “2006 Plan”), and an extension to the term of the 2006 Plan, our ability to attract and retain key personnel may be adversely affected.

Equity awards are a critical component of our compensation programs and if we are forced to reduce, modify or eliminate our equity compensation programs, we may have difficulty attracting and retaining key personnel. We have a limited number of shares of common stock available for grant under the 2006 Plan. The last stockholder-approved increase to the 2006 Plan occurred on January 1, 2015 and was for 1.2 million shares of common stock. In addition, the 2006 Plan expires in June 2016. As a result, we will need to seek stockholder approval for the issuance of additional shares under the 2006 Plan and to extend its term at or before the 2016 annual meeting of stockholders if we are to continue to use equity awards to attract and retain key personnel beyond 2016. If our stockholders do not approve a proposal to increase the number of shares available for issuance under the 2006 Plan and extend its term, we will be significantly limited in our ability to grant equity awards, which would put us at a significant disadvantage to other companies with whom we compete for qualified personnel in the San Francisco Bay Area. Accordingly, our ability to hire, retain and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.

In order to attract new personnel, we may grant inducement equity awards to new employees outside of our 2006 Plan, which would dilute the ownership of our existing stockholders.

Since 2007, our board of directors has approved inducement equity awards outside of our 2006 Plan to new employees upon hire and in connection with mergers and acquisitions without stockholder approval in accordance with NASDAQ Listing Rule 5635(c) for an aggregate of 2,038,561 shares of our common stock. The use of inducement equity awards may dilute the equity interest of our stockholders, which could in turn adversely affect prevailing market prices for our common stock.

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

We may not succeed in promoting and strengthening our brands, which would prevent us from acquiring new customers and increasing revenues.

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

Although historically we have focused our business on consumer markets for silver halide prints, such as 4x6 prints, and photo-based products, such as photo books, stationery cards and calendars, we continually evaluate the demand for new products and services and the need to address these trends. For example, in 2013, we began to offer online photography and video equipment rentals. In the future, we may need to address additional markets and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new market segments or develop a significantly broader customer base may not be successful. Any failure to address additional market opportunities could result in loss of market share, which could harm our business, financial condition and results of operations.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. During 2014, we migrated the computer hardware necessary to operate our website to a new location in Las Vegas, Nevada.  We also have computer hardware located in our production facilities in Fort Mill, South Carolina, and Tempe, Arizona.  Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our headquarters are located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm our operations. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

As of June 30, 2015, Shutterfly had 83 patents issued, and had more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

Federal, state and international laws and regulations govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

International expansion will require management attention and resources and may be unsuccessful, which could harm our future business development and existing domestic operations.

To date, we have conducted limited international operations, but we hope to expand into international markets in order to grow our business. These expansion plans will require significant management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with established local or regional companies which understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities, in the foreign market. We do not have experience establishing, acquiring or operating such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business to be harmed.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Stock Market. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains various provisions applicable to the corporate governance functions of public companies. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations will likely continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

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

Through June 30, 2015, we have repurchased $140.0 million in stock under our total authorized amount of $406.0 million. The timing and actual number of shares we repurchase will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the second quarter of the fiscal year 2015:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2)
April 1, 2015 to April 30, 2015	343,464	$45.77	343,464	$250,271
May 1, 2015 to May 31, 2015	286,815	45.65	286,815	237,178
June 1, 2015 to June 30, 2015	293,246	46.89	293,246	223,428
	923,525	$46.09	923,525	$223,428

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2015 CEO Compensation Plan (as amended May 22, 2015)*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: August 5, 2015	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2015	By:	/s/ Brian M. Regan
Brian M. Regan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Shutterfly, Inc. 2015 CEO Compensation Plan (as amended May 22, 2015)*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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