Form 10-Q
period 2015-09-30
SHUTTERFLY INC
filed 2015-11-05
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2015
Common stock, $0.0001 par value per share	35,136,469

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$96,451	$380,543
Short-term investments	37,616	64,866
Accounts receivable, net	48,902	31,105
Inventories	11,610	13,016
Deferred tax asset, current portion	36,652	34,645
Prepaid expenses and other current assets	37,751	24,983
Total current assets	268,982	549,158
Long-term investments	8,718	29,928
Property and equipment, net	285,566	241,742
Intangible assets, net	68,187	87,950
Goodwill	408,975	408,975
Deferred tax asset, net of current portion	549	549
Other assets	11,992	13,976
Total assets	$1,052,969	$1,332,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,904	$30,086
Accrued liabilities	76,047	135,485
Deferred revenue	25,590	31,415
Total current liabilities	116,541	196,986
Convertible senior notes, net	264,452	255,218
Deferred tax liability	35,734	48,090
Other liabilities	114,672	74,178
Total liabilities	531,399	574,472
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 35,446 and 37,906 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	901,737	838,313
Accumulated other comprehensive income/(loss)	30	(53)
Accumulated deficit	(380,201)	(80,458)
Total stockholders' equity	521,570	757,806
Total liabilities and stockholders' equity	$1,052,969	$1,332,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues	$167,492	$142,008	$511,349	$438,255
Cost of net revenues	107,991	89,726	299,345	249,404
Gross profit	59,501	52,282	212,004	188,851
Operating expenses:
Technology and development	38,066	33,488	111,928	97,102
Sales and marketing	43,052	42,082	138,028	128,695
General and administrative	27,449	25,639	85,730	77,289
Total operating expenses	108,567	101,209	335,686	303,086
Loss from operations	(49,066)	(48,927)	(123,682)	(114,235)
Interest expense	(5,613)	(4,381)	(15,334)	(12,184)
Interest and other income, net	433	102	655	383
Loss before income taxes	(54,246)	(53,206)	(138,361)	(126,036)
Benefit from/(provision for) income taxes	(8,831)	6,962	6,404	18,526
Net loss	$(63,077)	$(46,244)	$(131,957)	$(107,510)

Net loss per share - basic and diluted	$(1.73)	$(1.20)	$(3.54)	$(2.79)

Weighted-average shares outstanding - basic and diluted	36,369	38,453	37,291	38,470

Stock-based compensation is allocated as follows:
Cost of net revenues	$952	$886	$3,145	$2,782
Technology and development	2,443	1,320	7,744	6,196
Sales and marketing	5,329	5,591	17,202	16,837
General and administrative	7,032	5,991	21,740	18,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(63,077)	$(46,244)	$(131,957)	$(107,510)
Other comprehensive income/(loss), net of reclassification adjustments:
Unrealized gains/(losses) on investments, net	31	(35)	134	(53)
Tax benefit/(expense) on unrealized gains/losses on investments, net	(12)	14	(51)	21
Other comprehensive income/(loss), net of tax	19	(21)	83	(32)
Comprehensive loss	$(63,058)	$(46,265)	$(131,874)	$(107,542)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(131,957)	$(107,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,435	46,079
Amortization of intangible assets	20,798	25,853
Amortization of debt discount and debt issuance costs	10,163	9,610
Stock-based compensation, net of forfeitures	49,831	44,494
Loss on disposal of property and equipment and rental assets	1,475	51
Deferred income taxes	(14,414)	(14,852)
Tax benefit from stock-based compensation	13,041	13,713
Excess tax benefits from stock-based compensation	(13,666)	(14,102)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,797)	(4,338)
Inventories	1,406	(6,650)
Prepaid expenses and other current assets	(12,767)	(22,064)
Other assets	621	(2,391)
Accounts payable	(14,157)	(5,710)
Accrued and other liabilities	(66,401)	(62,447)
Deferred revenue	(5,825)	7,719
Other non-current liabilities	8,514	(496)
Net cash used in operating activities	(107,700)	(93,041)
Cash flows from investing activities:
Purchases of property and equipment	(46,448)	(56,872)
Capitalization of software and website development costs	(15,448)	(15,539)
Purchases of investments	(4,400)	(117,329)
Maturities and sales of investments	52,460	15,520
Proceeds from sale of property and equipment and rental assets	1,128	743
Acquisition of business and intangible assets, net of cash acquired	(127)	—
Net cash used in investing activities	(12,835)	(173,477)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,670	3,058
Repurchases of common stock	(134,084)	(50,520)
Prepayment of accelerated share repurchase	(75,000)	—
Refund of accelerated share repurchase	38,179	—
Excess tax benefits from stock-based compensation	13,666	14,102
Principal payments of capital lease and financing obligations	(8,988)	(1,541)
Net cash used in financing activities	(163,557)	(34,901)
Net decrease in cash and cash equivalents	(284,092)	(301,419)
Cash and cash equivalents, beginning of period	380,543	499,084
Cash and cash equivalents, end of period	$96,451	$197,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2015	2014
Supplemental schedule of non-cash activities:
Net increase/(decrease) in accrued purchases of property and equipment	$(154)	$1,050
Net increase in accrued capitalized software and website development costs	363	981
Increase in estimated fair market value of buildings under build-to-suit leases	17,161	17,575
Property and equipment acquired under capital leases	29,097	6,831
Amount due from adjustment of net working capital from acquired business	—	253

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the three and nine months ended September 30, 2015.

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

The Company's policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of September 30, 2015 and December 31, 2014.

The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss in the U.S. over the three year period ending September 30, 2015. A majority of the cumulative loss has been caused by non-recurring cost related to the Company’s expansions in manufacturing capacity, restructuring and integration activities in the past few years to prepare for future growth. The Company anticipates a return to full year profitability in fiscal 2016. Consideration has also been given to the Company’s history of utilizing Federal tax loss carryforwards prior to expiration, the expected reversal dates of the significant deferred tax liabilities, i.e., within the federal NOL and R&D credit carryforward periods, inclusive of any IRC Section 382 limitations.

Based on the Company’s assessment, excluding the valuation allowance recorded prior to September 30, 2015 related to certain California and South Carolina deferred tax assets that are not likely to be realized, it is more likely than not that the Company’s other U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences. If necessary, the Company would pursue any possible tax planning strategies to avoid the valuation allowance. Accordingly, no additional valuation allowance has been recorded on this net asset as of September 30, 2015. The Company will continue to assess the need for a valuation allowance in the future.
If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which would impact the Company’s results of operations in the period in which it is recorded.
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For camera, lenses, and video equipment rentals from its BorrowLenses brand, the Company recognizes rental revenue and the related shipping and insurance revenue, ratably over the rental period. Revenue from the sale of rental equipment is recognized upon shipment of the equipment.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2015, the FASB issued new guidance related to business combinations. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2015 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2014	402	$25.42
Granted	—	—
Exercised	(60)	19.56
Forfeited, cancelled or expired	(5)	46.45
Balances, March 31, 2015	337	$26.15	4.4	$6,771
Granted	—	—
Exercised	(54)	21.31
Forfeited, cancelled or expired	(8)	39.87
Balances, June 30, 2015	275	$26.67	4.1	$5,992
Granted	—	—
Exercised	(24)	14.72
Forfeited, cancelled or expired	(7)	39.64
Balances, September 30, 2015	244	$27.48	3.7	$2,889
Options vested and expected to vest at September 30, 2015	243	$27.48	3.7	$2,886
Options vested at September 30, 2015	230	$27.40	3.5	$2,794

During the three and nine months ended September 30, 2015, the Company did not grant any options. The total intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $0.7 million and $3.6 million, respectively.  Net cash proceeds from the exercise of stock options were $0.4 million and $2.7 million for the three and nine months ended September 30, 2015, respectively.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSU activity for the three and nine months ended September 30, 2015, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2014	3,704	$42.17
Granted	1,459	45.03
Vested	(926)	38.18
Forfeited	(206)	45.22
Awarded and unvested, March 31, 2015	4,031	$43.96
Granted	275	46.74
Vested	(195)	34.96
Forfeited	(137)	43.97
Awarded and unvested, June 30, 2015	3,974	$44.60
Granted	206	42.40
Vested	(122)	40.85
Forfeited	(112)	45.06
Awarded and unvested, September 30, 2015	3,946	$44.58
RSUs expected to vest, September 30, 2015	3,450

Included in the RSU grants for the nine months ended September 30, 2015, are 681,000 RSUs that have both performance criteria tied to the Company’s 2015 financial performance and four year service criteria, as well as grants made to the CEO that vest upon the achievement of 2015 financial performance and two-year shareholder return-based goals (“PBRSUs”). Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2015 and 2014, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2015, the Company had $103.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the net loss per share for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss per share:
Numerator
Net loss	$(63,077)	$(46,244)	$(131,957)	$(107,510)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	36,369	38,453	37,291	38,470
Net loss per share — basic and diluted	$(1.73)	$(1.20)	$(3.54)	$(2.79)

Note 4 — Investments

At September 30, 2015 and December 31, 2014, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$31,335	$5	$(4)	$31,336
Agency securities	6,275	5	—	6,280
Total short-term investments	$37,610	$10	$(4)	$37,616
Long-term investments
Corporate debt securities	$—	$—	$—	$—
Agency securities	6,878	31	—	6,909
US Government securities	1,799	10	—	1,809
Total long-term investments	$8,677	$41	$—	$8,718

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$64,922	$3	$(59)	$64,866
Agency securities	—	—	—	—
Total short-term investments	$64,922	$3	$(59)	$64,866
Long-term investments
Corporate debt securities	$14,511	$1	$(30)	$14,482
Agency securities	13,649	3	(7)	13,645
US Government securities	1,799	2	—	1,801
Total long-term investments	$29,959	$6	$(37)	$29,928

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2015 and no impairments were recorded in the period. The Company had no material realized gains or losses during the nine months ended September 30, 2015.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the contractual maturities of the Company's investments as of September 30, 2015 (in thousands):

September 30, 2015
One year or less	$37,616
One year through three years	8,718
$46,334

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of September 30, 2015.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	September 30, 2015	December 31, 2014
Level 1 Securities:
Money market funds	$31,175	$34,480
Level 2 Securities:
Agency securities	13,189	13,645
Corporate debt securities	31,336	79,348
US Government securities	1,809	1,801
Total cash equivalents and investments	$77,509	$129,274

Convertible Senior Notes

As of September 30, 2015, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	September 30, 2015	December 31, 2014
Convertible senior notes	$266,706	$251,973

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2015	December 31, 2014
	(in thousands)
Prepaid marketing	$9,320	$446
Prepaid service contracts – current portion	7,748	6,754
Intra-period deferred tax asset	5,023	—
Deferred costs	3,824	6,911
Other prepaid expenses and current assets	11,836	10,872
	$37,751	$24,983

Intra-period deferred tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Other Assets

	September 30, 2015	December 31, 2014
	(in thousands)
Other assets	$11,992	$13,976

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Senior Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts.

Property and Equipment, Net

	September 30, 2015	December 31, 2014
	(in thousands)
Computer equipment and software	$169,219	$159,370
Manufacturing equipment	147,336	119,495
Capitalized software and website development costs	103,819	89,311
Buildings under build-to-suit leases	56,468	39,307
Leasehold improvements	21,307	20,876
Rental equipment	17,013	14,591
Furniture and fixtures	11,795	10,683
	526,957	453,633
Less: Accumulated depreciation and amortization	(241,391)	(211,891)
Net property and equipment	$285,566	$241,742

Building value of $56.5 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 11 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Manufacturing equipment is approximately $73.0 million of capital lease obligations. Accumulated depreciation of assets under capital lease totaled $10.8 million at September 30, 2015.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense totaled $22.6 million and $16.9 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense totaled $63.4 million and $46.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Accrued Liabilities

	September 30, 2015	December 31, 2014
	(in thousands)
Accrued production costs	$17,860	$32,814
Capital lease obligations	14,042	8,905
Accrued compensation	12,882	16,337
Accrued marketing expenses	8,806	30,835
Accrued purchases	5,753	11,809
Accrued consulting	4,292	6,418
Accrued income, sales, and property taxes	3,909	18,149
Accrued other	8,503	10,218
	$76,047	$135,485

Other Liabilities

	September 30, 2015	December 31, 2014
	(in thousands)
Financing obligations	$57,092	$38,529
Capital lease obligations	47,945	32,297
Deferred revenue	5,730	—
Other liabilities	3,905	3,352
	$114,672	$74,178

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of September 30, 2015, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Liability component:
Principal	$300,000	$300,000
Less: debt discount, net of amortization	(35,548)	(44,782)
Net carrying amount	$264,452	$255,218

Equity component (1)	$63,510	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
0.25% coupon	$188	$187	$563	$562
Amortization of debt issuance costs	314	297	929	878
Amortization of debt discount	3,120	2,951	9,233	8,732
	$3,622	$3,435	$10,725	$10,172

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2015, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to repurchase shares of its common stock. Under the ASR, the Company prepaid $75.0 million in the second quarter of 2015. The Company accounted for the ASR as a forward contract indexed to the Company’s own common stock. The Company has determined that the forward contract, indexed to its common stock, met all of the applicable criteria for equity classification.
The final settlement occurred on August 3, 2015 and approximately 0.8 million shares were delivered to the company. The Company received a return of cash for the remaining amount not settled in shares of $38.2 million.. In total, approximately 0.8 million shares of common stock were repurchased under the ASR for $36.8 million, resulting in an average price paid per share of $46.49 under the ASR. The ASR was entered into pursuant to the Company’s existing share repurchase program.
In total during the first nine months of 2015, the Company repurchased 3.8 million shares of its outstanding common stock at an average price of $44.51 per share pursuant to the share repurchase program and including the shares repurchased under the ASR settled in the third quarter of 2015.
In 2014, the Company repurchased 2.0 million shares of its outstanding common stock at an average price of $45.29 per share pursuant to the share repurchase program. All repurchased shares of common stock have been retired.
In 2013, the Company repurchased 0.1 million shares of its outstanding common stock at an average price of $31.87 per share pursuant to the share repurchase program. All repurchased shares of common stock have been retired.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Restructuring

During the first quarter of 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives. The assets related to the Treat brand were written off in the first quarter of 2015 upon discontinuation of the Treat brand. In the third quarter of 2015, the Company stopped production at the Elmsford, New York manufacturing facility and ceased-use of the manufacturing space. As a result of exiting the facility prior to the lease termination date, the Company recorded a liability of $2.1 million for the net present value of future rent payments, adjusted for potential sublease income. The Company will continue to incur employee severance and benefit expenses due to a reduction to headcount as a result of the restructuring activities. These restructuring costs will impact cost of net revenues and operating expenses through the first quarter of 2016.

The following table summarizes the restructuring costs recognized during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Employee severance and benefits	$151	$927
Other associated costs	2,059	2,494
Total	$2,210	$3,421

The following table summarizes the restructuring activity during the three and nine months ended September 30, 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
Accrued liability as of January 1, 2015	$—	$—	$—
Charges	467	435	902
Payments	—	—	—
Other adjustments	—	(435)	(435)
Accrued liability as of March 31, 2015	$467	$—	$467
Charges	309	—	309
Payments	(284)	—	(284)
Other Adjustments	—	—	—
Accrued liability as of June 30, 2015	$492	$—	$492
Charges	151	2,059	2,210
Payment	(270)	—	(270)
Other Adjustments	—	—	—
Accrued liability as of September 30, 2015	$373	$2,059	$2,432

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Consumer
Net revenues	$138,025	$127,299	$458,087	$408,072
Cost of net revenues	82,760	73,845	246,925	212,503
Gross profit	$55,265	$53,454	$211,162	$195,569
Gross profit as a percentage of net revenues	40%	42%	46%	48%

Enterprise
Net revenues	$29,467	$14,709	$53,262	$30,183
Cost of net revenues	22,566	12,173	42,699	25,651
Gross profit	$6,901	$2,536	$10,563	$4,532
Gross profit as a percentage of net revenues	23%	17%	20%	15%

Corporate
Net revenues	$—	$—	$—	$—
Cost of net revenues	2,665	3,708	9,721	11,250
Gross profit	$(2,665)	$(3,708)	$(9,721)	$(11,250)

Consolidated
Net revenues	$167,492	$142,008	$511,349	$438,255
Cost of net revenues	107,991	89,726	299,345	249,404
Gross profit	$59,501	$52,282	$212,004	$188,851
Gross profit as a percentage of net revenues	36%	37%	41%	43%

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies

Build-to-Suit Leases

During the year ended December 31, 2013, the Company executed a lease for a new 237,000 square foot production facility in Tempe, Arizona. This facility consolidated all of the Company's locations in the greater Phoenix area, including the acquired R&R Images facility, offers flexibility for future expansion, and became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. The Company increased the asset and financing obligation for building uplift costs incurred by the landlord during the construction period. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the landlord incurred $17.1 million and $9.1 million of building construction costs, including capitalized interest, respectively, which the Company has recorded as an asset, with a corresponding construction financing obligation, as a component of other non-current liabilities.

Upon completion of the construction of the facility in Tempe, Arizona in the second quarter of 2015, the Company evaluated the de-recognition of the asset and liability under the provisions for sale-leaseback transactions. The Company concluded that it had forms of continued economic involvement in the facility, and therefore did not comply with the provisions for sale-leaseback accounting.  Instead, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of net revenues) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life of 30 years. At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation. In conjunction with the consolidation of facilities in the greater Phoenix area to the Company's new Tempe facility, the Company incurred $1.7 million in early termination costs in the second quarter for 2015, which is included in cost of net revenues in the Company's consolidated statements of operations.

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through September 30, 2015, the Company has not drawn on the credit facility.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and will be at an annual rate equal to the period-applicable Eurodollar Rate plus the Applicable Rate. The Applicable Rate for all revolving loans is based on a pricing grid ranging from 0.05% to 1.25% per annum for Base Rate loans and 1.50% to 2.25% for Adjusted LIBO Rate loans based on the Company’s Leverage Ratio (as defined in the Credit Agreement).

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of September 30, 2015, the Company is in compliance with these covenants.

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

The State of Delaware v. Shutterfly, Inc.

On May 1, 2014, the state of Delaware filed a complaint against the Company for alleged violations of the Delaware False Claims and Reporting Act, 6 Del C. § 1203(b)(2). The complaint asserts that the Company failed to report and remit to Delaware cash equal to the balances on unused gift cards under the Delaware Escheats Law, 12 Del. C. § 1101 et seq. The Company believes the suit is without merit.

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

In the third quarter of 2015, we closed our manufacturing operations at the Elmsford, New York facility which was acquired with the MyPublisher acquisition. Although the Elmsford team produced a high quality product, the small size of the facility relative to our other facilities limited its ability to scale and drive efficiencies. The manufacturing work done in Elmsford transitioned to our Fort Mill, Shakopee and Tempe facilities during the third quarter of 2015.

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

Average Order Value.     Average order value is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period. Average order value is impacted by product sales mix and pricing and promotional strategies, including our promotions and competitor promotional activity. As a result, we expect that our average order values may fluctuate on a quarterly basis.

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

The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss in the U.S. over the three year period ending September 30, 2015. A majority of the cumulative loss has been caused by non-recurring cost related to the Company’s expansions in manufacturing capacity, restructuring and integration activities in the past few years to prepare for future growth. The Company anticipates a return to full year profitability in fiscal 2016. Consideration has also been given to the Company’s history of utilizing Federal tax loss carryforwards prior to expiration, the expected reversal dates of the significant deferred tax liabilities, i.e., within the federal NOL and R&D credit carryforward periods, inclusive of any IRC Section 382 limitations.
Based on the Company’s assessment, excluding the valuation allowance recorded prior to September 30, 2015 related to certain California and South Carolina deferred tax assets that are not likely to be realized, it is more likely than not that the Company’s other U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences. If necessary, the Company would pursue any possible tax planning strategies to avoid the valuation allowance. Accordingly, no additional valuation allowance has been recorded on this net asset as of September 30, 2015. The Company will continue to assess the need for a valuation allowance in the future.
If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which would impact the Company’s results of operations in the period in which it is recorded.
Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues	100%	100%	100%	100%
Cost of net revenues	64%	63%	59%	57%
Gross profit	36%	37%	41%	43%
Operating expenses:
Technology and development	23%	24%	22%	22%
Sales and marketing	26%	30%	27%	29%
General and administrative	16%	18%	17%	18%
Total operating expenses	65%	72%	66%	69%
Loss from operations	(29)%	(35)%	(25)%	(26)%
Interest expense	(3)%	(3)%	(3)%	(3)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(32)%	(38)%	(28)%	(29)%
Benefit from/(provision for) income taxes	(5)%	5%	1%	4%
Net loss	(37)%	(33)%	(27)%	(25)%

Comparison of the Three Month Periods Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$138,025	$127,299	$10,726	8%
Enterprise	29,467	14,709	14,758	100%
Corporate	—	—	—	—%
Total net revenues	$167,492	$142,008	$25,484	18%
Cost of net revenues
Consumer	$82,760	$73,845	$8,915	12%
Enterprise	22,566	12,173	10,393	85%
Corporate	2,665	3,708	(1,043)	(28)%
Total cost of net revenues	$107,991	$89,726	$18,265	20%
Gross profit
Consumer	$55,265	$53,454	$1,811	3%
Enterprise	6,901	2,536	4,365	172%
Corporate	(2,665)	(3,708)	1,043	(28)%
Total gross profit	$59,501	$52,282	$7,219	14%
Consumer gross margin percentage	40%	42%	—	—
Enterprise gross margin percentage	23%	17%	—	—
Consolidated gross margin percentage	36%	37%	—	—

Key Consumer Metrics
Customers	3,112	2,517	595	24%
Orders	5,344	4,156	1,188	29%
Average order value	$25.83	$30.63	$(4.80)	(16)%

Net revenues increased $25.5 million, or 18%, for the three months ended September 30, 2015 as compared to the same period in 2014. Cost of net revenues increased $18.3 million, or 20%, for the three months ended September 30, 2015 as compared to the same period in 2014. As a percentage of net revenues, cost of net revenues increased to 64% in the three months ended September 30, 2015 from 63% in the same period in 2014, which decreased gross margin to 36% in the three months ended September 30, 2015 from 37% in the same period in 2014.

Consumer Segment

Consumer net revenues increased $10.7 million, or 8%, in the three months ended September 30, 2015 compared to the same period in 2014.  The increase in Consumer net revenues was primarily a result of increased sales of photo gifts, Groovebook, and mobile revenue.  The increase is also reflected in the increases in customers and orders in three months ended September 30, 2015, as compared to the same period in 2014. Average order value decreased 16% which reflects Groovebook's lower average order value compared to our core brands and increasing partner promotions as compared to the prior year.

Consumer cost of net revenues increased $8.9 million, or 12%, for the three months ended September 30, 2015 as compared to the same period in 2014, which decreased Consumer gross margin to 40% in the three months ended September 30, 2015 from 42% in the same period in 2014. The decrease in Consumer gross margin percentage from the same period a year ago is largely driven by the expenses of our new Tempe, Arizona production facility which resulted in increases to depreciation and labor costs.

Enterprise Segment

Enterprise net revenues increased $14.8 million, or 100%, in the three months ended September 30, 2015 compared to the same period in 2014. The increase in Enterprise net revenues is primarily due to the expansion of projects with existing customers and the acquisition of new customers.

Enterprise cost of net revenues increased $10.4 million, or 85%, for the three months ended September 30, 2015 as compared to the same period in 2014, which increased Enterprise gross margin to 23% in the three months ended September 30, 2015 from 17% in the same period in 2014. The increase in Enterprise gross margin is primarily due to increased efficiencies as a result of the expansion of projects with our existing customers.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Technology and development	$38,066	$33,488	$4,578	14%
Percentage of net revenues	23%	24%	—	—
Sales and marketing	$43,052	$42,082	$970	2%
Percentage of net revenues	26%	30%	—	—
General and administrative	$27,449	$25,639	$1,810	7%
Percentage of net revenues	16%	18%	—	—

Our technology and development expense increased $4.6 million, or 14%, for the three months ended September 30, 2015, compared to the same period in 2014. As a percentage of net revenues, technology and development expense decreased to 23% in the three months ended September 30, 2015 from 24% in the three months ended September 30, 2014. The overall increase was primarily due to an increase of $2.0 million in personnel and related costs due to increased headcount and an increase of $1.2 million in professional fees. The increase in technology and development expense was also due to an increase of $1.1 million in depreciation expense and an increase in stock-based compensation expense of $0.8 million. These factors were partially offset by a decrease of $0.6 million in facilities costs and an increase of $0.2 million in software and website development costs capitalized.

At September 30, 2015, headcount in technology and development increased by 9% compared to September 30, 2014, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended September 30, 2015, we capitalized $5.9 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $5.7 million capitalized in the three months ended September 30, 2014, which included $0.7 million of stock-based compensation expense.

Our sales and marketing expense increased $1.0 million, or 2%, in the three months ended September 30, 2015 compared to the same period in 2014. As a percentage of net revenues, total sales and marketing expense decreased to 26% in the three months ended September 30, 2015 from 30% in the three months ended September 30, 2014. The increase in our sales and marketing expense was due to an increase of $0.9 million related to our integrated marketing campaigns which included increased marketing partnerships and increased online and television advertising and an increase of $0.6 million in personnel and related costs due to an increase in headcount. These factors were partially offset by a decrease of $0.3 million of stock-based compensation expense.

Our general and administrative expense increased $1.8 million, or 7%, in the three months ended September 30, 2015 as compared to the same period in 2014. As a percentage of net revenues, general and administrative expense decreased to 16% in the three months ended September 30, 2015 from 18% in the three months ended September 30, 2014. The increase in general and administrative expense was primarily due to an increase of $1.0 million in stock-based compensation expense and an increase of $0.8 million in salary and personnel related costs as a result of increased headcount. There was also an increase of $0.8 million in credit card fees driven by an increase in Consumer net revenues as compared to the prior year, an increase of loss on asset disposition of $0.5 million, and a decrease of $0.2 million in proceeds from intellectual property license agreements. The increase in general and administrative expense was partially offset by a decrease of $0.9 million in professional fees and a decrease of $0.8 million in depreciation expense.

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Interest expense	$(5,613)	$(4,381)	$(1,232)
Interest and other income, net	433	102	331

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our production facilities in Fort Mill, South Carolina, Shakopee, Minnesota, and Tempe, Arizona which became operational in the second quarter of 2015. Interest expense was $5.6 million for the three months ended September 30, 2015 compared to $4.4 million during the same period a year ago.

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Income tax benefit/(provision)	$(8,831)	$6,962
Effective tax rate	(16)%	13%

We recorded an income tax provision of $8.8 million and an income tax benefit of $7.0 million for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was (16)% for the three months ended September 30, 2015, compared to 13% for the three months ended September 30, 2014. Factors that impacted the effective tax rate include the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options. Our quarterly tax expense is highly sensitive to changes to our estimated effective tax rate for the year due to the near break-even taxable income.  The change in the effective tax rate and the tax expense for the three months ended September 30, 2015 was primarily attributable to the change in our estimated effective tax rate for the full year.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Loss before income taxes	$(54,246)	$(53,206)	$(1,040)	2%
Net loss	(63,077)	(46,244)	(16,833)	36%
Percentage of net revenues	(37)%	(33)%	—	—

During the three months ended September 30, 2015, net loss was $63.1 million, an increase of $16.8 million as compared to a net loss of $46.2 million the same period in 2014. As a percentage of net revenues, net loss increased to 37% for the three months ended September 30, 2015 from 33% for the three months ended September 30, 2014.

Comparison of the Nine Month Periods Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Net revenues
Consumer	$458,087	$408,072	$50,015	12%
Enterprise	53,262	30,183	23,079	76%
Corporate	—	—	—	—%
Total net revenues	$511,349	$438,255	$73,094	17%
Cost of net revenues
Consumer	$246,925	$212,503	$34,422	16%
Enterprise	42,699	25,651	17,048	66%
Corporate	9,721	11,250	(1,529)	(14)%
Total cost of net revenues	$299,345	$249,404	$49,941	20%
Gross profit
Consumer	$211,162	$195,569	$15,593	8%
Enterprise	10,563	4,532	6,031	133%
Corporate	(9,721)	(11,250)	1,529	(14)%
Total gross profit	$212,004	$188,851	$23,153	12%
Consumer gross margin percentage	46%	48%	—	—
Enterprise gross margin percentage	20%	15%	—	—
Consolidated gross margin percentage	41%	43%	—	—

Net revenues increased $73.1 million, or 17%, for the nine months ended September 30, 2015 as compared to the same period in 2014. Cost of net revenues increased $49.9 million, or 20%, for the nine months ended September 30, 2015 as compared to the same period in 2014. As a percentage of net revenues, cost of net revenues increased to 59% in the nine months ended September 30, 2015 from 57% in the same period in 2014, which decreased gross margin to 41% in the nine months ended September 30, 2015 from 43% in the same period in 2014.

Consumer Segment

Consumer net revenues increased $50.0 million, or 12%, in the nine months ended September 30, 2015 compared to the same period in 2014.  The increase in Consumer net revenues was primarily a result of increased sales of calendars, Groovebook, mobile revenue, and photogifts. Consumer net revenues also benefited from a change in accounting estimate related to flash deal deferred revenue in the second quarter of 2015.

Consumer cost of net revenues increased $34.4 million, or 16%, for the nine months ended September 30, 2015 as compared to the same period in 2014, which decreased Consumer gross margin to 46% in the nine months ended September 30, 2015 from 48% in the same period in 2014. The decrease in Consumer gross margin percentage from the same period a year ago is largely driven by increases to depreciation and labor costs resulting from our Shakopee, Minnesota and Tempe, Arizona production facilities which became operational in the second quarter of 2014 and the second quarter of 2015, respectively.

Enterprise Segment

Enterprise net revenues increased $23.1 million, or 76%, in the nine months ended September 30, 2015 compared to the same period in 2014. The increase in Enterprise net revenues is primarily due to the expansion of projects with existing customers and the acquisition of new customers.

Enterprise cost of net revenues increased $17.0 million, or 66%, for the nine months ended September 30, 2015 as compared to the same period in 2014, which increased Enterprise gross margin to 20% in the nine months ended September 30, 2015 from 15% in the same period in 2014. The increase in Enterprise gross margin is primarily due to increased efficiencies as a result of the expansion of projects with our existing customers.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Technology and development	$111,928	$97,102	$14,826	15%
Percentage of net revenues	22%	22%	—	—
Sales and marketing	$138,028	$128,695	$9,333	7%
Percentage of net revenues	27%	29%	—	—
General and administrative	$85,730	$77,289	$8,441	11%
Percentage of net revenues	17%	18%	—	—

Our technology and development expense increased $14.8 million, or 15%, for the nine months ended September 30, 2015, compared to the same period in 2014. As a percentage of net revenues, technology and development expense remained flat at 22% in the nine months ended September 30, 2015 and 2014. The overall increase was primarily due to an increase of $6.2 million in personnel and related costs due to increased headcount, an increase of $3.8 million in depreciation expense, and an increase of $3.7 million in professional fees. There was also an increase of $1.0 million in stock-based compensation expense. The increase in technology and development expense was partially offset by a decrease of $0.4 million in facilities related costs primarily from co-location services.

In the nine months ended September 30, 2015, we capitalized $15.5 million in eligible salary and consultant costs, including $1.0 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $15.7 million capitalized in the three months ended September 30, 2014, which included $1.5 million of stock-based compensation expense.

Our sales and marketing expense increased $9.3 million, or 7%, in the nine months ended September 30, 2015 compared to the same period in 2014. As a percentage of net revenues, total sales and marketing expense decreased to 27% in the nine months ended September 30, 2015 compared to 29% in the nine months ended September 30, 2014. The increase in sales and marketing expense was primarily due to an increase of $8.3 million related to our integrated marketing campaigns and also due to increases of $0.4 million in stock-based compensation expense and $1.2 million in personnel and related costs resulting from the expansion of our internal marketing team. Our sales and marketing expense was also impacted by the change in estimate related to flash deal deferred costs in the second quarter of 2015.

Our general and administrative expense increased $8.4 million, or 11%, in the nine months ended September 30, 2015 as compared to the same period in 2014. As a percentage of net revenues, general and administrative expense decreased to 17% in the nine months ended September 30, 2015 compared to18% in the nine months ended September 30, 2014. The increase in general and administrative expense was primarily due to an increase of $3.1 million in stock-based compensation expense and an increase of $2.0 million in personnel related costs as a result of increased headcount. There was also an increase of $2.7 million in credit card fees driven by an increase in Consumer net revenues as compared to the prior year. The increase in general and administrative expense was also due to an increase on loss on asset disposition of $0.9 million, an increase of $0.8 million in insurance costs, and an increase in professional fees of $0.5 million related to proxy-related costs. The increase was partially offset by a decrease of $1.7 million in depreciation expense.

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Interest expense	$(15,334)	$(12,184)	$(3,150)
Interest and other income, net	655	383	272

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases and our financing obligation associated with our production facilities in Fort Mill, South Carolina, Shakopee, Minnesota and Tempe, Arizona. Interest expense was $15.3 million for the nine months ended September 30, 2015 compared to $12.2 million during the same period a year ago.

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Income tax benefit	$6,404	$18,526
Effective tax rate	5%	15%

We recorded an income tax benefit of $6.4 million and $18.5 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 5% for the nine months ended September 30, 2015, compared to 15% for the nine months ended September 30, 2014. Factors that impacted the effective tax rate include the federal domestic production activities deduction, limitations on executive compensation, non-deductible stock-based compensation expense, disqualifying dispositions of employee incentive stock options, and a discrete tax benefit related to an IRS settlement in the second quarter of 2015.

During the second quarter of 2015 the IRS, as part of the 2010 audit, issued a NOPA for federal research and development credits generated from 2007 through 2010. The settlement resulted in a discrete tax benefit of $1.8 million during the prior quarter.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Loss before income taxes	$(138,361)	$(126,036)	$(12,325)	10%
Net loss	(131,957)	(107,510)	(24,447)	23%
Percentage of net revenues	(26)%	(25)%	—	—

During the nine months ended September 30, 2015, net loss was $132.0 million, an increase of $24.4 million as compared to a net loss of $107.5 million the same period in 2014. As a percentage of net revenues, net loss increased to 26% for the nine months ended September 30, 2015 from 25% for the nine months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, we had $96.5 million of cash and cash equivalents and $46.3 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, in May 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility expiring in November 2016 to provide up to $200.0 million in additional capital resources. As of September 30, 2015, no amounts have been drawn against this facility.

Below is our cash flow activity for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(46,448)	$(56,872)
Capitalization of software and website development costs	(15,448)	(15,539)
Cash flows used in operating activities	(107,700)	(93,041)
Cash flows used in investing activities	(12,835)	(173,477)
Cash flows used in financing activities	(163,557)	(34,901)

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

We anticipate that total 2015 capital expenditures will range from 8.0% to 8.4% of our expected net revenues in 2015, which includes additional investments related to our Shakopee, Minnesota production facility, which commenced operations in the second quarter of 2014, and our Tempe, Arizona production facility, which became operational in second quarter of 2015.  These expenditures will be used to purchase technology and equipment to support the growth in our business, to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. A smaller but significant component of these expenditures includes costs associated with capitalized software and website development, as we continue to support our innovative engineering and product development strategies. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Technology equipment and software	$29,469	$31,070
Percentage of total capital expenditures	47%	42%
Manufacturing equipment and building improvements	13,137	23,445
Percentage of total capital expenditures	21%	31%
Capitalized technology and development costs	15,811	16,520
Percentage of total capital expenditures	26%	22%
Rental equipment	3,688	3,407
Percentage of total capital expenditures	6%	5%
Total capital expenditures	$62,105	$74,442
Total capital expenditures percentage of net revenues	12%	17%

Operating Activities. For the nine months ended September 30, 2015, net cash used in operating activities was $107.7 million, primarily due to our net loss of $132.0 million and the net change in operating assets and liabilities of $106.4 million. Net cash used in operating activities was adjusted for non-cash items including $63.4 million of depreciation and amortization expense, $49.8 million of stock-based compensation expense, $20.8 million of amortization of intangible assets, $10.2 million for amortization of debt discount and $14.4 million benefit from deferred income taxes.

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

Investing Activities. For the nine months ended September 30, 2015, net cash used in investing activities was $12.8 million.  We used $46.4 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations, $15.4 million for capitalized software and website development, and $4.4 million to purchase investments. This was partially offset by proceeds from the sale of investments of $52.5 million.

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

Financing Activities. For the nine months ended September 30, 2015, net cash used in financing activities was $163.6 million. We used $134.1 million to repurchase shares of our common stock. This amount also includes a prepayment of $75.0 million under an ASR agreement in the second quarter of 2015 and $38.2 million refund received upon final settlement of the ASR in the third quarter of 2015. We also used $9.0 million for payments of capital leases and financing obligations. This was partially offset by

$13.7 million in excess tax benefit from stock-based compensation expense and $2.7 million of proceeds from the issuance of common stock from the exercise of stock options.

For the nine months ended September 30, 2014, net cash used in financing activities was $34.9 million. We used $50.5 million to repurchase shares of common stock. We also received $14.1 million in excess tax benefit from stock-based compensation expense and $3.1 million of proceeds from the issuance of common stock from the exercise of stock options.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net loss per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues	$167,492	$142,008	$511,349	$438,255

Non-GAAP adjusted EBITDA	$(4,377)	$(9,724)	$10,382	$2,191
EBITDA % of net revenues	(3)%	(7)%	2%	—%

Free cash flow	$(25,847)	$(34,577)	$(51,723)	$(72,251)
Free cash flow % of net revenues	(15)%	(24)%	(10)%	(16)%

Non-GAAP net loss per share	$(1.61)	$(1.12)	$(3.26)	$(2.57)

For the three months ended September 30, 2015 and 2014, our adjusted EBITDA loss was $4.4 million and $9.7 million, respectively. In addition, during the three months ended September 30, 2015 and 2014, we experienced negative free cash flows of $25.8 million and $34.6 million, respectively. Our Non-GAAP net loss per share was $1.61 and $1.12 for the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, our adjusted EBITDA was $10.4 million and $2.2 million, respectively. In addition, during the nine months ended September 30, 2015 and 2014, we experienced negative free cash flows of $51.7 million and $72.3 million, respectively. Our Non-GAAP net loss per share was $3.26 and $2.57 for the nine months ended September 30, 2015 and 2014, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP loss per share to the most comparable GAAP measure, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(63,077)	$(46,244)	$(131,957)	$(107,510)
Add back:
Interest expense	5,613	4,381	15,334	12,184
Interest and other income, net	(433)	(102)	(655)	(383)
(Benefit from)/provision for income taxes	8,831	(6,962)	(6,404)	(18,526)
Depreciation and amortization	28,933	25,415	84,233	71,932
Stock-based compensation expense	15,756	13,788	49,831	44,494
Non-GAAP Adjusted EBITDA	$(4,377)	$(9,724)	$10,382	$2,191

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net cash used in operating activities	$(22,140)	$(7,850)	$(107,700)	$(93,041)
Add back:
Interest expense	5,613	4,381	15,334	12,184
Interest and other income, net	(433)	(102)	(655)	(383)
(Benefit from)/provision for income taxes	8,831	(6,962)	(6,404)	(18,526)
Changes in operating assets and liabilities	134	(2,521)	106,406	96,377
Other adjustments	3,618	3,330	3,401	5,580
Non-GAAP Adjusted EBITDA	(4,377)	(9,724)	10,382	2,191
Less:
Purchases of property and equipment, including accrued amounts	(15,117)	(18,769)	(46,294)	(57,922)
Capitalized software and website development costs, including accrued amounts	(6,353)	(6,084)	(15,811)	(16,520)
Free cash flow	$(25,847)	$(34,577)	$(51,723)	$(72,251)

Reconciliation of Net Loss per Share to Non-GAAP Net Loss per Share
	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2015	2014	2015	2014
GAAP net loss	$(63,077)	$(46,244)	$(131,957)	$(107,510)
Add back interest expense related to:
Amortization of debt discount	3,120	2,951	9,233	8,732
Amortization of debt issuance costs	314	297	929	878
0.25% coupon	188	187	563	562
Tax effect	769	(395)	(353)	(1,470)
Non-GAAP net loss	$(58,686)	$(43,204)	$(121,585)	$(98,808)

GAAP diluted shares outstanding	36,369	38,453	37,291	38,470
Add back:
Dilutive effect of convertible notes	—	—	—	—
Non-GAAP shares outstanding	36,369	38,453	37,291	38,470

GAAP net loss per share	$(1.73)	$(1.20)	$(3.54)	$(2.79)
Non-GAAP net loss per share	$(1.61)	$(1.12)	$(3.26)	$(2.57)

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

In September 2015, the FASB issued new guidance related to business combinations. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of September 30, 2015, our investments totaled $46.3 million, which represented approximately 60% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the third quarter of 2015.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 10%, 10% and 9% of total net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate that total capital expenditures for the year ending December 31, 2015 will range from 8.0% to 8.4% of 2015 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina, Tempe, Arizona, or Shakopee, Minnesota production facilities, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure in order to remain competitive. Most of our other products, including photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenues, gross margin, and adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, Vistaprint, and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Snapchat and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Apple iTunes, Picasa, and Flickr;

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

Our future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•	general economic conditions, including recession and slow economic growth in the U.S. and worldwide and higher inflation;

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or websites;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	our ability to achieve the expected benefits of strategic partnerships or the loss of any such partnership;

•	declines or disruptions to the travel industry;rep

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays and the duration of the holiday shopping season;

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2014 acquisition of selected assets of Dot Copy, Inc. ("Groovebook") and our 2013 acquisitions of BorrowLenses LLC, R&R Images, Inc. and MyPublisher, Inc. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. For example, in March 2013, we filed a complaint for damages and injunctive relief, which was dismissed in April 2014, alleging that Eastman Kodak failed to comply with the non-compete provisions of the transfer agreement that it had entered into with us in April 2012. Groovebook, a subscription-based digital print service, is a new business model for us and could result in operational challenges. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

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

In February 2015, we announced strategic initiatives designed to reduce long-term operating costs and improve our business operations, including building our next-generation platform, Shutterfly 3.0, combining our Shutterfly, Tiny Prints and Wedding Paper Divas creation platforms, discontinuing our Treat brand, and closing our Elmsford, New York manufacturing facility. We expect to incur one-time non-recurring charges related to these initiatives and proxy-related costs of between $11.3 million to $12.3 million during 2015. Actual charges could exceed our estimate as a result of many factors including our ability to implement planned technology improvements, renegotiate existing contracts and adequately anticipate costs. In addition, these strategic initiatives could result in a disruption of our operations, the loss of customers who are dissatisfied with the changes to our platform, reduced effectiveness of our marketing programs, including our search engine optimization efforts as a result of reduction in the number of available search terms on our websites, decreased employee morale and productivity, and loss of sales, service and engineering talent.

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

We are highly dependent upon the continued service and performance of our Chief Executive Officer, senior management team and key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives. A lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. Changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. For example, we hired a new Chief Financial Officer in October 2015.

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

Equity awards are a critical component of our compensation programs and if we are forced to reduce, modify or eliminate our equity compensation programs, we may have difficulty attracting and retaining key personnel. We have a limited number of shares of common stock available for grant under the 2006 Plan. The last stockholder-approved increase to the 2006 Plan occurred on January 1, 2015 and was for 1.2 million shares of common stock. In addition, the 2006 Plan expires in June 2016. As a result, we will need to seek stockholder approval for the issuance of additional shares under the 2006 Plan and to extend its term at or before the 2016 annual meeting of stockholders if we are to continue to use equity awards to attract and retain key personnel beyond 2016. If our stockholders do not approve a proposal to increase the number of shares available for issuance under the 2006 Plan and extend its term, we will be significantly limited in our ability to grant equity awards, which would put us at a significant disadvantage to other companies with whom we compete for qualified personnel in the San Francisco Bay Area. Accordingly, our ability to hire, retain and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations. In the event that our stockholders do not approve our proposal we may need to move to a cash incentive plan which could have a detrimental impact on profitability.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. During 2014, we migrated the computer hardware necessary to operate our website to a new co-location facility in Las Vegas, Nevada.  We also have computer hardware located in our production facilities in Fort Mill, South Carolina, and Tempe, Arizona.  Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our headquarters are located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm our operations. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

As of September 30, 2015, Shutterfly had 85 patents issued, and had more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

Through September 30, 2015, we have repurchased $265.7 million in stock under our total authorized amount of $406.0 million. The timing and actual number of shares we repurchase will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the third quarter of the fiscal year 2015:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2)
July 1, 2015 to July 31, 2015	205,415	$47.37	205,415	$213,696
August 1, 2015 to August 31, 2015 (3)	1,354,328	44.20	1,354,328	153,830
September 1, 2015 to September 30, 2015	355,635	38.10	355,635	140,280
	1,915,378	$43.41	1,915,378	$140,280

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

(3) The Company entered into an ASR in the second quarter of 2015 under which a prepayment of $75 million was made. Final settlement of the ASR occurred on August 3, 2015, resulting in the delivery to the Company of 0.8 million shares of the Company’s common stock and a return of cash for the remaining amount not settled in shares of $38.2 million. In total, approximately 0.8 million shares of common stock were repurchased under the ASR for $36.8 million, resulting in an average price paid per share of $46.49 under the ASR.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Offer letter, dated October 23, 2015, by and between Shutterfly, Inc, and Mike Pope (incorporated by reference to Exhibit 10.1 to Shutterfly's Current Report Form 8-K filed on October 27, 2015).
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: November 4, 2015	By:	/s/ Jeffrey T. Housenbold
Jeffrey T. Housenbold
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2015	By:	/s/ Brian M. Regan
Brian M. Regan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Offer letter, dated October 23, 2015, by and between Shutterfly, Inc, and Mike Pope (incorporated by reference to Exhibit 10.1 to Shutterfly's Current Report Form 8-K filed on October 27, 2015).
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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