Form 10-K
period 2015-12-31
SHUTTERFLY INC
filed 2016-02-16
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑

As of June 30, 2015, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price of our Common Stock on June 30, 2015 as reported on the NASDAQ Global Select Market was $1,779,261,915.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2016
Common stock, $0.0001 par value per share	34,855,162

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to our 2016 Annual Meeting of the Stockholders (the “Proxy Statement”) have been incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K, as specified in the responses to the item numbers involved. Except for information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Tiny Prints is a leading online cards and stationery boutique, offering stylish announcements, invitations and personal stationery for every occasion. Started by three friends with big dreams and a passion for beautiful paper, Tiny Prints has grown from a tiny self-funded company specializing in unique baby stationery to a booming online destination for stylish stationery, for every occasion. Customers (celebrities and top designers alike) seek us out for our fresh designs, premium paper and exceptional customer service. Tiny Prints makes it easy for customers to connect, keep in touch and transform life's joys into lasting impressions.

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

ThisLife is a service that gathers and organizes photos and videos and makes it easy to find, share and enjoy them anywhere. Its smart technology includes facial recognition, search functionality and easy photo importing. With ThisLife, our customers can easily manage their photos and find just the ones they want to turn into Shutterfly photo books, cards and gifts.

MyPublisher is where our customers can create custom photo books, share great memories and tell their stories using their own photos. MyPublisher allows our customers to create, customize and share all of their favorite moments. We have a variety of book sizes for any occasion from our smallest Mini Books and Pocketbooks to our larger Classic and Deluxe Hardcovers.

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

We generate the majority of our revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We manufacture most of these items in our Fort Mill, South Carolina, Shakopee, Minnesota, and Tempe, Arizona production facilities. By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, canvas prints, candles, pillows and blankets.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter.

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

Consumer

Our Consumer revenues include sales from all of our brands and are derived from the sale of photo-based products, such as photo books, cards and stationery, photo gifts, home decor, photo prints, and the related shipping revenues as well as rental revenues from our BorrowLenses brand.  Included in our photo-based merchandise are items such as mugs, iPhone cases, desktop plaques, candles, pillows, canvas prints and blankets.  Photo prints consist of wallet, 4x6, 5x7, 8x10, square and large format sizes, such as posters and collages. In addition, Consumer revenues also include revenues from advertising and sponsorship activities. We also provide website services which include our share platform called Share Sites and our cloud-based service called ThisLife. Consumer revenues as a percentage of total net revenues were 91% in 2015, 95% in 2014 and 95% in 2013.

Enterprise

Our Enterprise revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats. We provide Enterprise services primarily to the direct marketing industry. With the help of our large footprint of digital presses, we are building a scalable platform that enables our clients to optimize their integrated marketing campaigns. Enterprise revenues as a percentage of total net revenues were 9% in 2015, 5% in 2014 and 5% in 2013.

For financial information about each segment, see Part II, Item 7 of this annual report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Basis of Presentation” and Part II, Item 8 of this annual report on Form 10-K, “Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 13-Segment Reporting.” For a discussion of the operational risks associated with each business segment, see Part I, Item 1A of this annual report on Form 10-K, “Risk Factors.”

Business and Marketing Strategy

To support our business strategies within the Consumer segment, we use a variety of integrated marketing programs, including strategic marketing partnerships, e-mail marketing to prospects and existing customers, search engine marketing, search engine optimization, affiliate marketing, display advertising, traditional direct marketing mailings such as postcards and seasonal catalogs, print advertising, regional radio advertising, and a national cable TV campaign during the holiday season. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brands on the products and packaging provides ongoing viral advertising. We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines. Within this segment, we seek to drive the following strategies:

•	Focus on growing and optimizing our core brands.

We have a primary strategy to grow our core Shutterfly, Tiny Prints and Wedding Paper Divas brands by acquiring new customers, expanding the lifetime value of our existing customers, improving conversion rates, and introducing innovative new products. During 2015 we introduced dozens of innovative new products and services and attracted new customers with products like foil and glitter cards. Our customer loyalty remained high with approximately 75% of our revenues coming from repeat customers and increase in total transacting customers of 6%. Our top three consumer brands, Shutterfly, Tiny Prints and Wedding Paper Divas, grew through innovations in premium products and advertising. Shutterfly and Tiny Prints continued to delight customers and increase their loyalty to our industry-leading lineup of design-forward products and services. Both brands benefited from the popularity of our premium add-on options such as foil, envelope liners and special finishing touches; premium services, mobile and home decor. We also added several premium options such as designs on envelopes, colored envelopes and a variety of envelope liners in different designs, a selection of trim options to differentiate the card and take the edge off the hard corners, with for example, curves and scallops, as well as new address labels.

Home décor continued its strong growth with new products such as new ornaments and wall art. We launched Art Prints, featuring high quality wall art in various mediums with an option to upgrade to higher quality paper. Art Library, our curated offering with professional images, attracted many new customers. Furthermore, we also officially launched “Make My Book” in October, which offers customers the option of having us create their photo album for them, and which brought in new customers.

In Tiny Prints, we launched a new glitter offering with glitter that stays on the card, not the floor, which was exclusive to Tiny Prints in the marketplace. We focused on providing full solutions or “suites” that helped our customer stand out - at the mailbox and from the crowd. Our customer cares about the details, and we made it easy for them to add premium features such as liners and colored or themed envelopes, including designs on the back, which lifted average order value (AOV).

New products in Wedding Paper Divas included premium designs under the “Affordable Luxury” category - foil products, a re-launch of thermography and personalized letterpress and an expanded laser cut collection. We went to market with a simpler free sample kit which drove sample growth and reduced the time to get the product in the customers’ hands. Wedding Paper Divas also benefited from coordinated marketing messages to reinforce the affordability of our products and increased direct mail touchpoints to encourage purchase. We also launched a new campaign “True to the Two of You” - real world couples are about the couple and not just the bride.

These innovations are on top of the success in 2014, during which we increased total transacting customers 6%, and launched several new products including ¾ folded cards, premium card options like foil-stamping and edge treatments, and metal and glass prints. We also introduced laser-cut cards and letterpress on our Tiny Prints brand. In addition, we introduced a new shopping experience for our home décor collection called Design Studio. Design Studio supports ecommerce and conversion by enabling a more personalized and tailored shopping experience by room, style, or decoration, as well as adding styling tips and do-it-yourself ideas. And, in 2013, we acquired BorrowLenses and MyPublisher and began to introduce their customer base to the other products and services of our Shutterfly and Tiny Prints brands.

•	Invest in early stage strategic growth initiatives.

We have made investments in key, early stage initiatives. In 2014, we acquired Groovebook, a mobile photo book app subscription service that sends customers a keepsake book of their mobile phone photos each month. Groovebook continues our commitment to offering customers dynamic mobile experiences and options for preserving their memories. Also in 2014, we continued to improve our mobile experience adding new features and functionality to our existing apps on iOS, Android and Kindle devices. We completely redesigned our Share sites iPhone app, added new styles, fonts and a dust cover options to our Photo Story iPad app which we originally launched in 2013, and unveiled a “Super Simple Book” creation path on our Shutterfly iPhone app, providing mobile users the ability to create, personalize and order a 20-page, 8x8 hardcover photo books in just minutes. We also launched our first Tiny Prints mobile app allowing customers to explore, create and send customized holiday cards, stationery, and gifts from their iPad. In 2015, the percentage of revenues coming from mobile sources for the Shutterfly brand increased to 13% from 10% in 2014. We improved our customers’ mobile experiences, adding new features, functionality and products to apps in 2015 with new innovations such as a universal iOS mobile app. We also made several new products available to mobile customers such as playing cards, fleece blankets, pillows and metal ornaments. We will continue to introduce more features and products to mobile to capture the growing mobile opportunity.

In 2015, we discontinued the Treat brand. Treat was originally launched as an early stage growth initiative over three years ago, and during that time we invested in building a distinct one-to-one card experience that has delighted our customers, but that failed to attract a large enough standalone user base. However, customers will be redirected to Shutterfly.com where we enhanced the one-to-one card experience under our flagship brand identity.

We also made progress toward our vision of creating a world-class memory management service connected to the smartest personalized e-commerce solutions, what we’re calling Shutterfly 3.0. By modernizing our technology platform and introducing new customer-friendly features, we aim to address the friction points caused by multiple devices, fragmented storage options, and limited organization and search capabilities for interacting with photos and videos. The 3.0 initiative also includes delivering a better overall user experience with more products and innovations to our customers. This experience will eventually be portable to partners, enabling us to offer third parties the ability to leverage our platform to better serve their customers. Phase one, integrating ThisLife into Shutterfly, is underway, and we will begin migrating customers to the new, integrated platform in Q1 2016 and will continue this process throughout 2016. ThisLife’s features and functionality will improve the customer experience (one service, one site, one set of apps, and one well-known brand) and drive greater usage. Concurrently, we will be making other improvements to our mobile capabilities and our site to enable it to scale for the full 3.0 platform throughout 2016.

We intend to continue our efforts to make improvements in our platform and infrastructure including our big data strategy and analytics, e-commerce development, and manufacturing scale and automation. In particular, the scale and scope economies from our vertically integrated manufacturing and supply chain enable us to extend our competitive position and improve overall customer satisfaction, further strengthening the barriers to success in our industry. We made great progress in optimizing our manufacturing capabilities and supply chain - the significant scale and scope economies from our vertically integrated manufacturing and supply chain enable us to extend our competitive position, drive industry leading profitability and improve overall customer satisfaction.

In the second quarter of 2015, we opened our new production facility in Tempe, Arizona, adding a Southwest facility to the Shakopee, Minnesota Midwestern facility which opened in second quarter of 2014 and the Southern Fort Mill facility in South Carolina opened in second quarter of 2013. The combination of these three facilities enables us to deliver faster to customers, achieve an additional level of network redundancy, reduce shipping costs, minimize time to market for new product introductions and enable wider SKU insourcing. We brought over 10 products in-house in 2015, including mousepads, metal prints, playing cards and magnets. Through the insourcing process we rethink, innovate and improve on product quality delighting our customers and capturing more margin.

Also in 2015, we closed our manufacturing operations at the Elmsford, New York facility that was acquired with the MyPublisher acquisition. Although the Elmsford team produced a high quality product, the small size of the facility relative to our other facilities limited its ability to scale and drive efficiencies. The manufacturing work done in Elmsford was transitioned to our Fort Mill, Tempe and Shakopee facilities.  We ceased manufacturing operations and customer service in Elmsford in the third quarter of 2015.  While the back-end manufacturing operations for MyPublisher have been distributed to our three larger facilities, the MyPublisher brand will continue to operate as a key part of our portfolio of brands, with business, technology, and marketing operations remaining in New York state.

•	Expand and enhance our brand equity.

We seek to delight our customers by offering robust solutions and to expand and enhance our brand equity through all consumer touch points - marketing, business development, multi-brand site experiences and customer service. Throughout 2015, we deployed dozens of highly integrated channel campaigns with a balance of direct response and brand awareness that generated increased marketing efficiencies and enabled the company to reach new levels of brand awareness and engagement. We continued our philanthropic partnership with Ellen DeGeneres and our marketing partnership with Baby2Baby, a non-profit that supports low income babies and families. With respect to our major partners, we became the official photo partner for Carnival Cruises. Our promotional offers are integrated into Carnival’s onboard photo rewards program. We expanded our catalog distribution to new and prospective customers and aired a television campaign after an inaugural launch in 2014. We also launched a first-time radio campaign in several metro markets. Lastly, we continue to work closely with our key advertising partners, participating in new programs such as Facebook’s Instagram platform.

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

In December 2015, our President and Chief Executive Officer and our Senior Vice President and Chief Operating Officer announced that they will be leaving the Company on February 19, 2016. We have not hired a replacement Senior Vice President and Chief Operating Officer. Our Chairman of the Board, Phil Marineau, will serve as the interim Chief Executive Officer. Our search process to identify a candidate for a permanent Chief Executive Officer and President continues, and we continue to work with an executive search firm to assist with the process of identifying, evaluating and recruiting candidates.

•	Maintain financial discipline.

We manage our business activities with a focus on continued revenue and profitability growth. Our financial strategy involves growing revenues across our brands and initiatives to take advantage of the multi-billion dollar social expression and personal publishing markets, but in a way that generates continued adjusted EBITDA growth. We define adjusted EBITDA as earnings before interest, taxes, amortization, and stock-based compensation.

Enterprise

In Enterprise, or Shutterfly Business Solutions (SBS), we continue to expand programs with existing customers while also targeting new customers. We continue to focus our efforts in expanding our presence in this market. Our strong performance in 2015 was achieved through better scope and scale efficiencies, automation and more focused sales. In 2015, SBS signed a seven-year contract valued at up to $350 million revenue with a major customer. The team produced record volumes for this customer in 2015, which we delivered at an outstanding on-time rate. SBS achieved this performance while servicing our current customers and attracting new clients. Customers are coming to SBS because they value that we are much more than a traditional printer. We are an integrated marketing partner and with the help of our large footprint of digital presses, we are building a scalable platform that enables our clients to optimize their integrated marketing campaigns. We believe our platform investments will further differentiate SBS and position us to capitalize on an important new market opportunity.

Technology and Production Systems

We use a combination of proprietary and third-party technology, including the following:

Customer relationship management or CRM system. Our integrated CRM system is composed of various tools designed to convert first-time customers into repeat buyers. We seek to increase average order sizes by expanding customer awareness, providing targeted, segmented offers to customers, and encouraging cross- and up-selling. The system uses a variety of data, including website usage patterns, order size, order frequency, products purchased, seasonality factors, image upload, and share usage, as well as customer satisfaction information. This data is continually updated and refreshed in a data warehouse, from which different customer segments are identified and monitored on a continuing basis for targeted marketing communications.

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

Website system. We have designed our website systems to be secure and highly available within a data center, and not across geographically isolated data centers. We can scale to increasing numbers of customers cost-effectively by adding relatively inexpensive industry-standard computers and servers. We have a strong commitment to our privacy policy, and we utilize technologies such as firewalls, encryption technology for secure transmission of personal information between customers’ computers and our website system and intrusion detection systems.

Image archive. We store our customers’ images in our image archive. Once a customer uploads a photo to our website, it is copied to highly redundant systems. We continue to expand our storage capacity to meet increasing customer demand. Our innovative storage architecture provides low storage costs, facilitates the safe, secure archiving of customers’ images and delivers the speed and performance required to enable customers to access, enhance and edit their images in real-time.

Render farm. Once a customer orders a photo or any photo-based product, our render farm technology performs fully automated image processing on the image prior to production. Except for 4x6 prints, the customer’s original uploaded image is retrieved from the image archive, and automatic algorithms enhance the color, contrast and sharpness of the image. The render farm also performs customer-requested edits such as crop, borders, customized back-printing and red-eye removal.

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

Production system. We operate our own production facilities in Fort Mill, South Carolina; Tempe, Arizona; and Shakopee, Minnesota. Our automated production system controls our production processes, including order management and pick, pack and ship operations. Using proprietary algorithms, the production system analyzes tens of thousands of orders daily and automates the workflow into our state-of-the-art digital presses.

Shutterfly 3.0. We are making progress toward our vision of creating a platform and device agnostic world-class memory management service connected to the smartest personalized e-commerce solutions. We call that Shutterfly 3.0. By modernizing our technology platform, focusing on mobile and introducing new customer-friendly features, we aim to address the friction points caused by multiple devices, fragmented storage options, and limited organization and search capabilities for interacting with photos and videos. The 3.0 initiative also includes delivering a better overall user experience with more products and innovations to our customers. This experience will eventually be portable to partners, enabling us to offer third parties the ability to leverage our platform while better serving their customers and creating a revenue and profit stream.

Competition

The market for digital photography products and services is large, evolving, and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

●	Online digital photography services companies such as Snapfish, Vistaprint, and many others;

●	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Pinterest, Snapchat and Google+;

●	Photo hosting websites that allow users to upload and share images at no cost such as Apple iCloud, Google Photos, and Flickr;

●
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, Target, and others that offer low cost digital photography products and services. In addition to providing low-cost competitive product offerings on their respective websites, these competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

●	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;

●	Traditional offline stationary companies such as PaperSource, Crane & Co., and Papyrus;

●	Cloud-based storage services and file-syncing services such as Dropbox, Box, and Amazon Cloud Drive;

●
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Zazzle, CafePress, Postable, and Artifact Uprising;

●	Photo-related software companies such as Apple, Microsoft, and Adobe;

●	Providers of digital alternatives to our products, such as Paperless Post, Evite, Animoto, and PicCollage.

●	Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

●	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

●	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, LensProToGo, Cameralends, AbelCine, and Adorama.

We believe the primary competitive factors in attracting and retaining customers are:

●	brand recognition and trust;

●	quality of products and services;

●	breadth of products and services;

●	user affinity and loyalty;

●	customer service;

●	ease of use;

●	convenience; and

●	price.

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

As of December 31, 2015, we had 88 issued patents, which expire at various dates between 2019 and 2033, and more than 30 patent applications pending in the United States. Our issued patents and patent applications relate primarily to intelligent product creation; image uploading, sharing, and editing; ordering and sharing products; cloud image storage infrastructure; manufacturing optimization; mobile and social media technologies; and automated and personalized manufacturing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brands are “Shutterfly,” “Tiny Prints,” and “Wedding Paper Divas.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, and Wedding Paper Divas trademarks in our major markets of the United States and Canada, as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. We own the domains Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com and Groovebook.com among others.

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

Numerous laws have been adopted at the national and state level in the United States that could have an impact on our business. These laws include the following:

●
The CAN-SPAM Act of 2003 and similar laws adopted by a number of states. These laws are intended to regulate unsolicited commercial emails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices.

●	The Communications Decency Act, which gives statutory protection to online service providers who distribute third-party content.

●
The Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

●
The Children's Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, which are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

●
Statutes adopted in the State of California and other states, require online services to report certain breaches of the security of personal data, and to report to consumers when their personal data might be disclosed to direct marketers.

●
The federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") includes provisions governing the use of gift cards, including specific disclosure requirements and a prohibition or limitation on the use of expiration dates and fees. Each state regulates gift cards in its own manner, so long as in concert with the CARD Act. Several states are attempting to pass new laws regulating the use of gift cards and amending state escheatment laws to try to pass new laws regulating the use of gift cards and amending state escheatment laws to try and obtain unused gift card balances.

●	The Restore Online Shoppers' Confidence Act ("ROSCA") prohibits and prevents Internet-based post-transaction third party sales and imposes specific requirements on negative option features.

●
The Patient Protection and Affordable Care Act (the "Patient Act"), as well as other healthcare reform legislation being considered by Congress and state legislatures. Changes to our healthcare costs structure could increase our employee healthcare-related costs.

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

Employees

As of December 31, 2015, we had 2,016 full time employees. Below is a summary of employees by function as of December 31, for each of the last three years:

	2015	2014	2013
Cost of revenue	999	905	755
Technology and development	560	477	428
Sales and marketing	272	259	250
General and administrative	185	171	140
Total	2,016	1,812	1,573

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2015, we used approximately 3,500 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet website is located at http://www.shutterflyinc.com. The information on our website is not a part of this annual report on Form 10-K. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our Internet website.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our net revenues in the fourth quarter during each of the last three years. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 8%, 10% and 10% of total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that total capital expenditures for the year ending December 31, 2015 will range from 7% to 8% of 2016 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina; Tempe, Arizona; or Shakopee, Minnesota production facilities, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, at peak holiday seasons, and in particular during the fourth quarter, we face significant production risks, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2015 was seasonal, temporary personnel. We have had difficulties in the past finding a sufficient number of qualified seasonal employees, and our failure to obtain qualified seasonal production personnel at any of our production facilities could harm our operations.

Uncertainties in general economic conditions and their impact on consumer spending patterns, particularly in the personalized products and photofinishing services categories, could adversely impact our operating results.

Our financial performance depends on general economic conditions in the United States and their impact on levels of consumer spending, particularly spending on personalized products and photofinishing services. Consumer revenue as a percentage of total revenue was 91% in 2015, 95% in 2014 and 95% in 2013. Some of the macroeconomic conditions that can adversely affect consumer spending levels in the United States include domestic and foreign stock market volatility and its effects on net worth, anticipated economic slowdowns in foreign economies, high consumer debt levels, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, rising or higher than average interest rates, higher than usual unemployment rates, limited credit availability and general uncertainty about the future economic environment. If general economic conditions do not improve or continue to improve slowly, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are often discretionary. Any decrease in the demand for our products and services could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure in order to remain competitive. Most of our other products, including photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenues, gross margin, and adjusted EBITDA and net income profitability measures. We experienced a greater level of discounting in 2015 than in past years. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, shipping revenue for the Shutterfly brand website represented approximately 20% of our net revenues in 2015 and 16% of our net revenues in 2014 and 2013. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, Vistaprint, and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Pinterest, Snapchat and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Apple iCloud, Google Photos, and Flickr;

•
“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, Target, and others that offer low cost digital photography products and services. In addition to providing low-cost competitive product offerings on their respective websites, these competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;

•	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;

•	Traditional offline stationary companies such as PaperSource, Crane & Co. and Papyrus;

•	Cloud-based storage services and file-syncing services such as Dropbox, Box, and Amazon Cloud Drive;

•
Specialized companies in the photo book, photo merchandise and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Zazzle, CafePress, Postable, and Artifact Uprising;

•	Photo-related software companies such as Apple, Microsoft, and Adobe;

•	Providers of digital alternatives to our product such as Paperless Post, Evite, Animoto and PicCollage;

•	Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

•	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

•	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, LensProToGo, Cameralends, AbelCine, and Adorama.
Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition, greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors and competitors that operate large-scale businesses of which digital photography products and services are only an immaterial aspect of their overall business may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industry may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.

Our future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•	general economic conditions, including stock market volatility, recession and slow economic growth in the United States and worldwide;

•	rise of digital alternatives;

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our websites and mobile applications and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations, in particular during the fourth quarter;

•	the effect of cyber-attacks or other technological issues on our production and fulfillment operations, in particular during the fourth quarter;

•	disruptions in our production and fulfillment capabilities and operations, in particular during peak seasonal times;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or websites;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	our ability to achieve the expected benefits of strategic partnerships or the loss of any such partnership;

•	declines or disruptions to the travel industry;

•	declines in birth rates and weddings;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays and the duration of the holiday shopping season;

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

Based on the factors cited above, we believe that sequential comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common stock may decline.

We have incurred operating losses in the past and may not be able to sustain profitability in the future.

We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year. This typically has enabled us to generate the majority of our net revenues during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if consumer demand decreases and revenues decline or if our expenses exceed our expectations, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.

We face many risks, uncertainties, expenses and difficulties relating to increasing our market share and growing our business.

To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

•	maintain and increase the size of our customer base;

•	maintain and enhance our brands and reputation;

•	enhance and expand our products and services;

•	maintain and grow our websites, mobile applications and customer operations;

•	successfully execute our business and marketing strategies;

•	continue to develop and upgrade our technology and information processing systems;

•	continue to enhance and update our services to meet the needs of changing markets and consumer preferences;

•	provide a high quality customer experience, including superior customer service and timely product deliveries;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these requirements, which could cause our business to suffer. Pursuing and accomplishing one or more of these requirements may be very expensive and resource intensive, which could harm our financial results.

Our sales to Enterprise customers can be unpredictable and a decrease in Enterprise revenue could adversely impact total net revenue.

Enterprise net revenues as a percentage of total net revenues was 9% in 2015, 5% in 2014 and 5% in 2013. Our Enterprise net revenues are highly concentrated in a few customers and the loss of one or more of our Enterprise customers could significantly decrease Enterprise net revenues and adversely impact our total net revenues. Our Enterprise customers also come from a variety of industries, creating many regulatory compliance issues for us as well as the need to maintain security for third party data. These Enterprise customers also demand strict security requirements and specified service levels. If we fail to meet these security requirements or service levels, we may not only lose an Enterprise customer but may have to pay punitive costs for such failures. As our Enterprise business grows, issues that impact our sales to Enterprise customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to Enterprise customers and may not sell as successfully to Enterprise customers, who often have long sales cycles, long implementation periods and significant upfront costs. To compete effectively in the Enterprise market, we have in the past, and may in the future, be forced to offer significant discounts to large Enterprise customers at lower margins and/or reduce or withdraw from existing relationships with smaller Enterprise customers, which could negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

If we are not able to reliably meet our technology, data storage and management requirements, it may negatively impact customer satisfaction, revenue, costs and brand reputation.

As a part of our current business model, we offer our customers free unlimited online storage and sharing of images and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. We continuously evaluate our short and long-term data storage capacity requirements to ensure adequate capacity and management for new and existing customers. We strive to predict the capacity requirements as tightly as possible as overestimating may negatively impact our capital needs and underestimating may impact the level and quality of service we provide to our customers, which could impact customer satisfaction, revenue, costs and brand reputation.

If we do not successfully develop and implement Shutterfly 3.0 in a timely manner or if Shutterfly 3.0 is not accepted by our customers, our results of operations may suffer.

We have made progress toward creating a memory management service connected to smart, personalized, customer-friendly, scalable e-commerce solutions (“Shutterfly 3.0”).  With Shutterfly 3.0, we aim to address the friction points caused by multiple devices, fragmented storage options and limited organization and search capabilities for interacting with photos and videos.  Shutterfly 3.0 is intended to deliver a better overall user experience with more products and innovations for our customers.  Phase one, integrating ThisLife into Shutterfly is being completed, and we will begin migrating customers to the new, integrated platform in first quarter of 2016 and will continue this process throughout 2016.

If we are unable to develop and implement Shutterfly 3.0 in a timely manner, or if it is not accepted by our customers, our ability to compete could be adversely affected and may result in the loss of market share, which would harm our results of operations. In addition, if Shutterfly 3.0 does not function as designed, we may experience a loss of confidence or lost sales from customers who are dissatisfied with the changes to our platform, which would adversely affect our reputation and results of operations.

Computer system capacity constraints and system failures could significantly degrade the quality of our services, such as access to our websites or mobile applications, and in-turn cause customer loss, damage to our reputation and negatively affect our net revenues.

Our business requires that we have adequate capacity in our computer systems to cope with the periodic high volume of visits to our websites and mobile applications. As our operations grow in size and scope, we continually need to improve and upgrade our computer systems, data storage, and network infrastructure to ensure reliable access to our websites and mobile applications, in order to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our net revenues will increase to offset these additional expenses.

Our ability to provide high-quality products and service depends on the efficient and uninterrupted operation of our computer and communications, data storage and network infrastructure systems. If our systems cannot be scaled in a timely manner to cope with increased website and mobile applications traffic, we could experience disruptions in service, slower response times, lower customer satisfaction, and delays in the introduction of new products and services. Any of these problems could harm our reputation and cause our net revenues to decline.

Full or partial outages to our websites, mobile applications, computer systems, print production processes or customer service operations could damage our brand reputation and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our service delivery, customer acquisition and retention and brand reputation growth. Any service interruptions that degrade the satisfactory use of our websites and mobile applications due to undetected bugs, design faults or poor scalability, may impact customer growth and retention, revenue and costs. These include (but are not limited to) our product creation experience, order fulfillment performance, customer service operations and security of our systems.

This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season and significantly higher order volumes. Any interruption that occurs during such time would have a disproportionately negative impact on our results of operations than if it occurred during a different quarter. For example, during the fourth quarter of 2014, unusually high seasonal traffic combined with system misconfigurations arising from our data center migration resulted in some days when customers could not place orders from our Tiny Prints brand. Even after the issue was identified and corrected, many of those orders were not received by customers within the expected time frame. As a result, we refunded many of those orders which reduced net revenues, recognized excess costs related to expedited shipping upgrades, and increased customer service costs which negatively impacted our gross margins and our brand.

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

The number of people who access information about our services and our website through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in recent years and is expected to continue increasing. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. If we experience difficulties providing satisfactory access to our services via our mobile applications, such as, problems with our relationships with providers of mobile operating systems (e.g. Apple or Google and their application stores) our growth and customer acquisition and retention capabilities may be impaired. In addition, increased distribution costs of the applications may impact net revenue growth and negative reviews due to our software and user experience may damage our brand reputation and lead to customer churn.

Any failure by us to protect the confidential information of our customers and networks against security breaches and the risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

A significant prerequisite to e-commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, a majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their e-mail address. We rely on encryption and authentication technologies licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, hacking or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. Our use of our own as third-party provided (such as Amazon) cloud based services could also increase the risk of security breaches as cyber-

attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. For example, in 2014, we experienced a cyber-attack on our Tiny Prints, Treat and Wedding Paper Divas websites, which may have exposed the email addresses and encrypted passwords used by our customers to login to their accounts. We encrypt customer credit and debit card information, and we have no evidence that such information was compromised; however, any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and potential liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

In addition, contractors we hire as well as other employees have access to confidential information, including credit card data. Although we take steps to limit this access, this data could be compromised by these contractors or other employee personnel. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to adequately control fraudulent credit card transactions and use of confidential information would damage our reputation and brands, and substantially harm our business and result of operations.

If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology, and leasing facilities. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy prices. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs. If we are unable to keep the costs associated with operating our business aligned with the level of revenues that we generate, our results of operations would be adversely affected.

If the third-party vendors who we depend upon to produce many of our products or those that deliver our product experience delays or interruptions in service, our customer experience will suffer, which would substantially harm our business, reputation and results of operations.

Our ability to provide a high-quality customer experience depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party product providers and shipping partners. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. In addition, we rely on third-party shippers, including the U.S. Postal Service and UPS to deliver our products to customers. Strikes, furloughs, reduced operations, increased shipping delays particularly during the holiday shopping season, or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop trusted brands, which would substantially harm our business and results of operations.

We may have difficulty managing our growth and expanding our operations successfully.

We have website operations, offices and customer support centers in Redwood City, California, Santa Clara, California, and Tempe, Arizona and production facilities in Fort Mill, South Carolina; Shakopee, Minnesota and a new facility in Tempe, Arizona which became operational in the second quarter of 2015. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

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

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to identify, hire integrate, retain and motivate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled senior management, technical, marketing and production personnel are critical to our future, and competition for experienced employees can be intense. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, a lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. Changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and senior executives could hinder our strategic planning and execution. We hired a new Chief Financial Officer in October 2015. On December 1, 2015, we announced that Jeffrey Housenbold, our President, Chief Executive Officer and member of our Board, intends to step down from his roles to pursue other opportunities effective February 2016. Also in December 2015, Daniel McCormick, our Senior Vice President and Chief Operating Officer, notified us of his intent to resign effective February 19, 2016. We currently have not hired a replacement Senior Vice President and Chief Operating Officer. Our search process, which is being led by the Board, to identify a candidate for a permanent Chief Executive Officer and President continues, and we continue to work with an executive search firm to assist with the process of identifying, evaluating and recruiting candidates. Our Chairman of the Board, Phil Marineau, will serve as the interim Chief Executive Officer. There are no assurances concerning the timing or outcome of our search for a new permanent President and Chief Executive Officer. Our ability to execute our business strategies, ensure a cohesive management team, and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor President and Chief Executive Officer.

In order to attract new personnel, we will need to grant inducement equity awards outside of our 2015 Equity Incentive Plan, which dilutes the ownership of our existing stockholders.

Since 2007, our board of directors has approved inducement equity awards outside of our 2006 Plan to select new employees upon hire and in connection with mergers and acquisitions without stockholder approval in accordance with NASDAQ Listing Rule 5635(c) for an aggregate of 2,216,061 shares of our common stock. In December 2015, we replaced the 2006 Plan with our 2015 Plan. We expect to continue making inducement equity awards outside of the 2015 Plan as we did with the 2006 Plan. The use of inducement equity awards may dilute the equity interest of our stockholders, which could in turn adversely affect prevailing market prices for our common stock.

In addition, we may issue equity securities to complete an acquisition, which would dilute our existing stockholders' ownership, perhaps significantly depending on the terms of such acquisitions and could adversely affect the price of our common stock. To finance any future acquisitions, it may also be necessary for us to raise additional funds through public or private debt and equity financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.

If we are unable to acquire customers in a cost-effective manner, or if we were to become subject to e-mail blacklisting, traffic to our websites would be reduced and our business and results of operations would be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our websites and promote our products, including paying fees to third parties who drive new customers to our websites, purchasing search results from online search engines, e-mail and direct mail marketing campaigns. We pay providers of online services, search engines, social media, advertising networks, directories and other websites and e-commerce businesses to provide content, advertising/media and other links that direct customers to our websites. We also use e-mail and direct mail to attract customers, and we offer substantial pricing discounts and or free products to encourage repeat purchases and trial orders. Our methods of attracting customers, including acquiring customer lists from third parties can involve substantial costs, regardless of whether we acquire new customers as a result of such purchases. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value. These potential impairment charges could harm our results from operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of acquiring customers using these methods significantly increase, or if we are unable to develop new cost-effective methods to obtain customers, our ability to attract new customers would be harmed, traffic to our websites may be reduced and our business and results of operations would be harmed.

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
Our business and financial performance could be adversely affected by changes in search engine algorithms and dynamics, or search engine disintermediation.
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

We may not succeed in promoting and strengthening our brands, which would prevent us from acquiring new customers and increasing net revenues.

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses, MyPublisher, Groovebook, and ThisLife brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to attract new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer. In addition, we may need to expand beyond our current customer demographic to grow our business.

Although earlier in our history we have focused our business on consumer markets for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as photo books, stationary cards, calendars, and photo merchandise such as mugs and magnets. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into home decor, including wall art, ornaments and pillows. In 2014, we began to offer online photography and video equipment rentals through the BorrowLenses brand. In the future, we may need to address additional markets and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new market segments or develop a significantly broader customer base may not be successful. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2014 acquisition of selected assets of Dot Copy, Inc. ("Groovebook"), our 2013 acquisitions of BorrowLenses LLC, R&R Images, Inc. and MyPublisher, Inc. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits and synergies we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

If the facility where our computer and communications hardware is located fails or if any of our production facilities fail, our business and results of operations would be harmed.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. The computer hardware necessary to operate our website is in Las Vegas, Nevada.  We also have computer hardware located in our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona.  Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our headquarters are located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm our operations. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

We currently depend on third party suppliers for our photographic print paper, printing machines and other supplies, which expose us to risks if these suppliers fail to perform under our agreements with them.

We purchase photo-based and other product supplies from third parties. These parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. If one of these third parties chooses not to renew their agreements or fails to perform in accordance with the terms of their agreements and we are not able to secure supplies and services from a different source in a timely manner, we could fail to meet customer expectations, which could damage our reputation and harm our business. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based or other products, we may incur delays and incremental costs, which could harm our operating results.

We currently outsource some of our off-line and on-line marketing, and some of our customer service activities to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

We currently outsource some of our off-line and on-line marketing, and some of our customer service activities to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brands and harm our business and results of operations. In the fourth quarter of 2015, a third party customer service provider experienced a disruption that affected our operations during peak times.

Changes in regulations or customer concerns regarding privacy and protection of customer data could harm our business, damage our reputation and result in a loss of customers.

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

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

As of December 31, 2015, Shutterfly had 88 patents issued, and had more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and “BorrowLenses.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses, Groovebook, MyPublisher, and ThisLife trademarks in our major markets of the United States and Canada as well as in the European Community. Our marks are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market.

From time to time, third parties have adopted names similar to ours, applied to register trademarks similar to ours, and we believe have infringed or misappropriated our intellectual property rights and impeded our ability to build brand identity, possibly leading to customer confusion. In addition, we have been and may continue to be subject to potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses, ThisLife or one of our other marks.

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

Our effective tax rate is subject to fluctuations under current tax regulations as a result of stock-based compensation activity. This activity includes items such as shortfalls associated with the vesting of restricted stock units and restricted stock awards, disqualifying dispositions when employees exercise and sell their incentive stock options within a two year period, and cancellation of vested non-qualified stock options.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, rights of publicity and rights of privacy, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy and the rights of publicity apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet continue to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, and without limitation:

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

•
The Credit Card Accountability, Responsibility and Disclosure Act (“CARD Act”) is intended to protect consumers from unfair credit card billing practices and adds new regulations on the use of gift cards, limiting our ability to expire them. Several states are attempting to pass new laws regulating the use of gift cards and amending state escheatment laws to try to pass new laws regulating the use of gift cards and amending state escheatment laws to try and obtain unused gift card balances.

•	The Restore Online Shoppers’ Confidence Act (“ROSCA”) prohibits and prevents Internet-based post-transaction third party sales and imposes specific requirements on negative option features.

•
The Illinois Biometric Information Privacy Act (“IBIPA”) regulates the collection, use, safeguarding, and storage of "biometric identifiers" or "biometric information" by private entities. On June 17, 2015, Brian Norberg on behalf of himself and all others similarly situated, brought a complaint against us in the United States District Court for the Northern District of Illinois. The suit claims Shutterfly violated the IBIPA by extracting his and others biometric identifiers from photographs. We strenuously deny this claim. On December 29, 2015, the court rejected our motion to dismiss and allowed the case to proceed; however, we continue to strenuously deny this claim.

The costs of compliance with these and other regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Legislation regarding copyright protection or content review could impose complex and costly constraints on our business model.

Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content. Although our websites' terms of use specifically require customers to represent that they have the right and authority to provide and submit to us and to reproduce the content they provide and submit and that the content is in full compliance with all relevant laws and regulations and does not infringe on any third party intellectual property or other proprietary rights or rights of publicity or rights of privacy, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party or another party's right of privacy or right of publicity, or that would be considered to be defamatory, pornographic, hateful, racist, scandalous, obscene or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction which could substantially harm our business and results of operations.

Our practice of offering free products and services could be subject to judicial or regulatory challenge.

We regularly offer free products or free shipping as an inducement for customers to try our products. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers, for example, that customers are required to pay shipping, handling and/or processing charges to take advantage of the free product offer, we may have been subject to claims from individuals or governmental regulators that our free offers are misleading or do not comply with applicable legislation. These claims may be expensive to defend and could divert management’s time and attention. If we become subject to such claims in the future, or are required or elect to curtail or eliminate our use of free offers, our business and results of operations may be harmed.

International expansion would require management attention and resources and may be unsuccessful, which could harm our future business development and existing domestic operations.

To date, we have conducted limited international operations, but may in the future decide to expand into international markets in order to grow our business. These expansion plans will require significant management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with established local or reg    ``    ional companies which understand the local market better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities, in the foreign market. We do not have experience establishing, acquiring or operating such facilities overseas. We may not be successful in expanding into any international markets or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may result in additional expenses, diversion of resources, including the attention of our management team.

The success of our business depends on our ability to adapt to the continued evolution of digital photography.

The digital photography market is rapidly evolving, characterized by changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service and platform announcements and changing consumer demands and behaviors. To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer. Moreover, we face significant risks that, if the market for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current products and services may become less attractive, which would result in the loss of customers, as well as lower net revenues and/or increased expenses.

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

The online market for digital photography products and services, including photographic and video equipment rentals, is less developed than the online market for other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who historically have used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	costs associated with shipping and handling;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products; and

•	inconvenience associated with returning or exchanging purchased items.
If purchasers of digital photography products and services do not choose to shop or rent online, our net revenues and results of operations would be harmed.

If our internal controls are not effective or our third-party software systems that we use to assist us in the calculation and reporting of financial data have errors, there may be errors in our financial information that could require a restatement or delay our SEC filings, and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. We use numerous third party licensed software packages, most notably our equity software and our Enterprise resource planning software, which are complex and fully integrated into our financial reporting. Such third party software may contain errors that we may not identify in a timely manner. If those errors are not identified and addressed timely, our financial reporting may not be in compliance with generally accepted accounting principles. Any such delays, errors or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;

•	worldwide economic and market trends and conditions;

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	the loss of key personnel;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	business disruptions and costs related to shareholder activism;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, acquisitions or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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

In February of 2015, our board of directors approved an increase to the share repurchase program of up to $300.0 million in addition to amounts remaining. Through December 31, 2015, we have repurchased $310.7 million in stock under our total authorized amount of $406.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The table below includes material property leases, including both operating and build-to-suit leases.

We believe that our existing facilities are adequate to meet our current needs.

Location	Principal Use	Square Footage	Lease Term
Redwood City, California (1)	Corporate headquarters	100,000	2017
Santa Clara, California (2)	Office space	53,700	2017
Fort Mill, South Carolina (3)	Manufacturing and customer service facility	300,000	2023
Elmsford, New York (4)	Office space	40,000	2023
Shakopee, Minnesota (5)	Manufacturing and customer service facility	217,000	2024
Tempe, Arizona (6)	Manufacturing and customer service facility	237,000	2025

(1) We have an option to extend the lease for two additional periods of three years each.
(2) We have an option to extend the lease for one additional period of three years.
(3) We have the option to expand the facility by an additional 100,000 square feet as well as an option to extend the lease for one additional period of five years.
(4) We have an option to extend the lease for two additional periods of five years each.
(5) We have an option to extend the lease for three additional periods of five years.
(6) This facility became operational during the second quarter of 2015. We have the option to expand the facility by an additional 91,000 square feet as well as an option to extend the lease for two additional periods of five years each.

ITEM 3. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the fourth quarter of 2015.

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

Norberg vs. Shutterfly, Inc. et. al

On June 17, 2015, Brian Norberg on behalf of himself and all others similarly situated, brought a complaint against us in the U.S. District Court for the Northern District of Illinois. The complaint asserts that we violated the Illinois Biometric Information Privacy Act (“IBIPA”) by extracting his and others biometric identifiers from photographs and seeks statutory damages and an injunction. On December 29, 2015, the court rejected our motion to dismiss and allowed the case to proceed, however we continue to strenuously deny this claim.

In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, we accrue for the amount, or if a range, we accrue the low end of the range as a component of legal expense. We monitor developments in these legal matters that could affect the estimate we had previously accrued. There are no amounts accrued that we believe would be material to our financial position and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock is traded on the NASDAQ Global Select Market under the symbol “SFLY.” As of February 11, 2016, there were approximately 77 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low closing sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2014	High	Low
First Quarter	$54.56	$41.39
Second Quarter	$43.87	$36.78
Third Quarter	$51.01	$43.51
Fourth Quarter	$49.26	$39.44

Year Ended December 31, 2015	High	Low
First Quarter	$48.67	$39.97
Second Quarter	$48.70	$44.15
Third Quarter	$48.76	$35.59
Fourth Quarter	$46.67	$35.71

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2015:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2)
October 1, 2015 to October 31, 2015	409,368	$38.20	409,368	$124,642
November 1, 2015 to November 30, 2015	288,175	43.99	288,175	111,966
December 1, 2015 to December 31, 2015	370,439	45.06	370,439	95,275
Total	1,067,982	$42.14	1,067,982	$95,275

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

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Operations Statement Data:
Net revenues	$1,059,429	$921,580	$783,642	$640,624	$473,270
Cost of net revenues	528,078	452,720	369,593	294,857	219,542
Gross profit	531,351	468,860	414,049	345,767	253,728
Operating expenses:
Technology and development	155,318	133,623	108,995	85,746	65,675
Sales and marketing	236,749	216,035	189,985	148,806	113,952
General and administrative	121,019	112,957	93,011	70,502	58,710
Total operating expenses	513,086	462,615	391,991	305,054	238,337
Income from operations	18,265	6,245	22,058	40,713	15,391
Interest expense	(20,998)	(16,732)	(9,446)	(597)	(64)
Interest and other income, net	744	508	308	42	35
Income/(loss) before income taxes	(1,989)	(9,979)	12,920	40,158	15,362
Benefit from/(provision for) income taxes	1,146	2,119	(3,635)	(17,160)	(1,314)
Net income/(loss)	$(843)	$(7,860)	$9,285	$22,998	$14,048
Net income/(loss) per share:
Basic	$(0.02)	$(0.20)	$0.25	$0.64	$0.43
Diluted	$(0.02)	$(0.20)	$0.24	$0.61	$0.40
Weighted average shares:
Basic	36,761	38,452	37,680	35,826	32,788
Diluted	36,761	38,452	39,493	37,432	35,007

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cost of net revenues	$4,134	$3,657	$2,485	$1,696	$2,138
Technology and development	10,840	9,236	9,477	8,635	8,201
Sales and marketing	21,512	22,670	19,774	11,559	11,350
General and administration	23,972	26,199	21,792	15,432	12,181

The chart below includes selected data from our balance sheet:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$340,786	$475,337	$499,084	$245,088	$179,915
Property and equipment, net	281,779	241,742	155,727	92,667	54,123
Working capital	201,824	352,172	413,338	148,855	130,259
Total assets	1,208,584	1,332,278	1,266,142	865,124	709,886
Convertible senior notes, net	267,618	255,218	243,493	—	—
Other long-term liabilities	110,665	74,178	26,341	11,720	6,094
Total stockholders’ equity	606,062	757,806	788,095	691,286	608,997

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology initiatives, expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers and orders and average order value, the decline in average selling prices for prints, our capital expenditures for 2016, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, mergers and acquisitions and our ability to successfully integrate acquired technologies and services, our new production facilities, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, general economic conditions in the United States, consumer sentiment, levels of consumer discretionary spending, the impact of seasonality on our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace, our ability to meet production requirements, unanticipated difficulties building the next generation Shutterfly platform and executing on our strategic restructuring activities, our ability to successfully integrate acquired businesses and assets, our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations, our ability to develop innovative, new products and services on a timely and cost-effective basis, consumer acceptance of our new products and services, our ability to develop additional adjacent lines of business, unforeseen changes in expense levels, and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We generate the majority of our Consumer revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We generate the majority of our Enterprise revenues by printing and shipping direct marketing and other variable data print products and formats. We manufacture most of these items in our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona production facilities. By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, magnets, pillows and blankets.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

In 2015, we delivered record net revenues, which increased 15% year over year to more than $1 billion. This increase was driven by a 10% increase in revenue in our Consumer segment and a 94% increase in revenue from our Enterprise segment. We achieved this growth, while simultaneously focusing on long term strategic priorities and investments in consumer facing programs and infrastructure projects that will provide future scale and scope efficiencies. These included the following:

•
We consolidated all of our locations in the greater Phoenix area in to our new production facility in Tempe, Arizona which opened in the second quarter of 2015. This new facility offers flexibility for future expansion.

•
We closed our manufacturing operations in Elmsford, New York and transitioned the manufacturing work done at this facility to our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona facilities. The small size of the Elmsford facility relative to our other facilities limited its ability to scale and drive efficiencies.

•
We significantly grew our Enterprise segment as we entered into a multi-year agreement with a major Enterprise customer. We will continue to make investments in our Enterprise platform and seek additional partnerships.

•
We made significant investments in our websites during the year which helped our websites and systems perform well and keep them available, especially in the record volume period of the fourth quarter.

In 2015, we have prioritized specific areas to continue our focus on long term strategic priorities and investments in consumer facing programs and infrastructure projects that will provide future scale and scope efficiencies. These included the following:

•
In 2015, we continued our initiative to build the next generation of Shutterfly; Shutterfly 3.0. We began to intentionally slow investments and innovation in the Tiny Prints and Wedding Paper Divas technology to redirect resources to the new Shutterfly platform, which will allow these brands to be supported by a common set of shared technology services, including cart, creation paths, login, address book and media storage platform.

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

•
In 2015, we continued to make investments in modernizing our technology platform. We improved the mobile experience, adding new features, functionality and products to our apps with a focus on our universal iOS mobile app. We made progress on our Shutterfly 3.0 platform that aims to address the friction points caused by fragmented storage options and limited organization and search capabilities, and will begin migrating customers to the new, integrated platform through out 2016. Additionally, we began building a scalable platform for the Enterprise business that will enable our clients to optimize their integrated marketing campaigns.

Finally, we executed against our share repurchase program which was approved in October 2012 and increased in February 2015. During 2015, we purchased a total of 4,907,675 shares for a total repurchase amount of $215.9 million. We have $95.3 million remaining under our share repurchase program authorization at December 31, 2015.

Basis of Presentation

Net Revenues.      Our net revenues are comprised of sales generated from Consumer and Enterprise segments.

Consumer. Our Consumer revenues include sales from all of our brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, and the related shipping revenues as well as rental revenue from our BorrowLenses brand. Included in our photo-based merchandise are items such as mugs, iPhone cases, desktop plaques, candles, pillows, canvas prints and blankets. Photo prints consist of wallet, 4x6, 5x7, 8x10, and large format sizes. Revenue from advertising displayed on our websites is also included in Consumer revenues.

Enterprise. Our Enterprise revenues are primarily from variable, four-color direct marketing collateral manufactured and fulfilled for business customers. We continue to focus our efforts in expanding our presence in this market.

	Year Ended December 31,
	2015	2014	2013
Consumer
Net revenues	$961,418	$870,959	$745,970
Cost of net revenues	436,050	394,265	327,145
Gross profit	$525,368	$476,694	$418,825
Gross profit as a percentage of net revenues	55%	55%	56%

Enterprise
Net revenues	$98,011	$50,621	$37,672
Cost of net revenues	79,789	43,456	29,480
Gross profit	$18,222	$7,165	$8,192
Gross profit as a percentage of net revenues	19%	14%	22%

Corporate
Net revenues	$—	$—	$—
Cost of net revenues	12,239	14,999	12,968
Gross profit	$(12,239)	$(14,999)	$(12,968)

Consolidated
Net revenues	$1,059,429	$921,580	$783,642
Cost of net revenues	528,078	452,720	369,593
Gross profit	$531,351	$468,860	$414,049
Gross profit as a percentage of net revenues	50%	51%	53%

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

Our Enterprise segment revenues are generated from the printing and shipping of direct marketing and other variable data print products and formats.

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

Consumer.    Cost of net revenues for the Consumer segment consists of costs directly attributable to the production of personalized products for all of our brands, including direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photobased merchandise, and payroll and related expenses for direct labor and customer service; rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of net revenues also includes any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties. Cost of net revenues also includes certain costs associated with facility closures and restructuring.

Enterprise.    Cost of net revenues for the Enterprise segment consists of costs which are direct and incremental to the Enterprise business. These included production costs of Enterprise products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

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

Sales and marketing expense consists of costs incurred for marketing programs, and personnel and related expenses for our customer acquisition, product marketing, business development, and public relations activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, radio advertising, television advertising, the purchase of keyword search terms and various strategic alliances. We depend on these efforts to attract customers to our service.

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

 Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

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

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses. During the year ended December 31, 2015, returns totaled less than 1.3% of net revenues and have been within management’s expectations.

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

In the second quarter of 2015, we changed our accounting estimate related to flash deal deferred revenue. Beginning in 2010, we began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, we had been deferring all amounts to our flash deal deferred revenue liability until customer redemption. We now have sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. The historical data supports the probability of redemption after two years from the issuance of a flash deal offer as remote. In addition, our attempts to re-market the unredeemed flash deals over the last six months resulted in no meaningful change in customer behavior. Accordingly, flash deal breakage revenue is now recognized based upon our historical redemption patterns. It represents the unredeemed flash deal offers for which we believe customer redemption is remote and it is not probable that we have an obligation to escheat the value of the flash deal revenue under unclaimed property laws. In the year ended December 31, 2015, we recognized revenue of $10.0 million associated with this change.

Certain Enterprise revenue arrangements with multiple deliverables, including products and services, are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. We allocate the arrangement price to each of the elements based on the relative selling prices of each element. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately and include considerations of customer demand, prices charged by us and others for similar deliverables, and the price if largely based on the cost of producing the product or service.  For up-front fees we received in exchange for products delivered or services performed, it is deferred and recognized over periods that the fees are earned. In cases in which an up-front fee is not related to specific products or services, the fee is excluded from the consideration that is allocated to the deliverables, and be recognized over the longer of the initial contractual term of the arrangement or the estimated period the customer is expected to benefit from the payment of the up-front fee.
Inventories. Our inventories consist primarily of paper, SBS materials, photo gifts, and packaging supplies and are stated at the lower of cost on a first-in, first-out basis or net realizable value. The value of inventories is reduced by an estimate for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected sales, current market conditions and market trends.

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

For our annual goodwill impairment analysis, we operate under two reporting units. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of this qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of our reporting units is less than its carrying amounts, the quantitative impairment test will be required. Otherwise, no further testing will be required.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than not that the fair value of our reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected reporting unit expansion, pricing, market segment share, and general economic conditions.

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

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered cumulative earnings and projected future earnings in assessing the need for a valuation allowance against our deferred tax assets. In 2015, our valuation allowance against certain California, South Carolina, and Arizona deferred tax assets increased to $8.2 million from $4.9 million in 2014.  Based on our assessment, excluding the valuation allowance recorded related to certain Arizona, California and South Carolina deferred tax assets that are not likely to be realized, it is more likely than not that the Company’s U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences as of December 31, 2015. Accordingly, with exception of the valuation allowance discussed above, no additional valuation allowance has been recorded on net deferred tax assets as of December 31, 2015. Our business is cyclical and taxable income is highly dependent on revenue that historically has occurred during the fourth quarter. If there are changes to this historic trend and our fourth quarter does not yield results in-line with expectations, we may not be profitable in a given year resulting in a potential cumulative loss. If this were to occur, we would pursue any possible tax planning strategies that are feasible and prudent to avoid the expiration of our tax attributes. We will continue to assess the need for a valuation allowance in the future.

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

We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using historical and implied volatility and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations. We have not issued any stock options since the first quarter of 2013.

The cost of restricted stock awards and performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period. Compensation expense associated with performance-based restricted stock awards is recognized on an accelerated attribution model, and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed. The cost of restricted stock awards with market conditions is estimated using a Monte-Carlo valuation model.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Year Ended December 31,
	2015	2014	2013
Net revenues	100%	100%	100%
Cost of net revenues	50	49	47
Gross profit	50	51	53
Operating expenses:
Technology and development	15	14	14
Sales and marketing	22	23	24
General and administrative	11	12	12
Total operating expenses	48	49	50
Income from operations	2	2	3
Interest expense	(2)	(2)	(1)
Interest and other income, net	—	—	—
Income/(loss) before income taxes	—	—	2
Benefit from/(provision for) income taxes	—	—	(1)
Net income/(loss)	—%	—%	1%

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands, except AOV amounts)
Net revenues
Consumer	$961,418	$870,959	$90,459	10%
Enterprise	98,011	50,621	47,390	94%
Corporate	—	—	—	—
Total net revenues	$1,059,429	$921,580	$137,849	15%
Cost of net revenues
Consumer	$436,050	$394,265	$41,785	11%
Enterprise	79,789	43,456	36,333	84%
Corporate	12,239	14,999	(2,760)	(18)%
Total cost of net revenues	$528,078	$452,720	$75,358	17%
Gross profit
Consumer	$525,368	$476,694	$48,674	10%
Enterprise	18,222	7,165	11,057	154%
Corporate	(12,239)	(14,999)	2,760	(18)%
Total gross profit	$531,351	$468,860	$62,491	13%
Consumer gross margin percentage	55%	55%	—%	—%
Enterprise gross margin percentage	19%	14%	5%	36%
Consolidated gross margin percentage	50%	51%	(1)%	(2)%

Key Consumer Metrics
Customers	9,751	9,206	545	6%
Orders	25,806	21,773	4,033	19%
Average order value (AOV)	$37.26	$40.00	$(2.74)	(7)%

Net revenues increased $138 million, or 15%, in 2015 compared to 2014. Revenue growth was attributable to increases in revenue from both reportable segments. Cost of net revenues increased $75.4 million, or 17%, in 2015 compared to 2014. As a percentage of net revenues, cost of net revenues increased to 50% in 2015 compared to 49% in 2014, with gross margin decreasing to 50% in 2015 from 51% in 2014.

Consumer Segment

Consumer net revenues increased $90.5 million, or 10%, in 2015 compared to 2014, and represented 91% of total net revenues in 2015.  The increase in Consumer net revenues is primarily the result of increased sales of cards and stationary, a full year of Groovebook sales (acquired in October 2014), mobile revenue, and photo gifts. Consumer net revenues also benefited from a change in accounting estimate related to flash deal deferred revenue in the second quarter of 2015. The increase is also reflected in the increases in customers and orders in 2015 as compared to 2014, as noted in the above table. Average order value decreased slightly in 2015 as compared to 2014.

Consumer cost of net revenues increased $41.8 million in 2015 compared to 2014. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products as well as increased depreciation from our expanded manufacturing facilities and recently acquired production and rental equipment.

Enterprise Segment

Enterprise revenues increased $47.4 million, or 94%, in 2015 compared to 2014, and represented 9% of total net revenues in 2015. The increase was primarily due to the expansion of projects with existing customers and the acquisition of new customers. For example, in 2015 we signed a seven-year contract with a major Enterprise customer which resulted in a significant increase in Enterprise revenues for the year. Enterprise revenues in 2015 include $14.0 million in shipping revenue at zero margin that is not expected to recur.

For our Enterprise segment, cost of net revenues increased $36.3 million in 2015 compared to 2014. The increase was primarily the result of the increased volume of shipped products in 2015 compared to 2014.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Technology and development	$155,318	$133,623	$21,695	16%
Percentage of net revenues	15%	14%	1%	7%
Sales and marketing	$236,749	$216,035	$20,714	10%
Percentage of net revenues	22%	23%	(1)%	(4)%
General and administrative	$121,019	$112,957	$8,062	7%
Percentage of net revenues	11%	12%	(1)%	(8)%

Our technology and development expense increased $21.7 million, or 16%, in 2015, compared to 2014. As a percentage of net revenues, technology and development expense increased to 15% in 2015 from 14% in 2014. The increase in technology and development expense was primarily due to an increase of $9.8 million in personnel and related costs, reflecting additional hires during 2015. There was also an increase of $4.6 million in depreciation expense primarily related to equipment for our new co-location facility, an increase of $5.7 million in professional fees, and an increase of $1.2 million in stock based compensation. These factors were partially offset by a decrease of $0.3 million in software and website development costs capitalized in the current period compared to the same period in the prior year.

During 2015, headcount in technology and development increased by 17% compared to 2014, reflecting our strategic focus to increase the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In 2015, we capitalized $20.4 million in eligible salary and consultant costs, including $1.2 million of stock-based compensation, associated with software developed or obtained for internal use, compared to $20.1 million, which included $1.5 million of stock-based compensation capitalized in 2014.

Our sales and marketing expense increased $20.7 million, or 10%, in 2015 compared to 2014. As a percentage of net revenues, total sales and marketing expense decreased to 22% in 2015 from 23% in 2014. The increase in sales and marketing expense was primarily due to an increase of $20.1 million related to direct response, expanded online and performance marketing campaigns.  The increase is also attributable to an increase of $1.9 million in personnel related costs associated with the expansion of our internal marketing team. This was partially offset by a decrease of $1.2 million in stock-based compensation, and a decrease of $0.4 million in intangible asset amortization.

Our general and administrative expense increased $8.1 million, or 7%, in 2015 compared to 2014. As a percentage of net revenues, general and administrative expense decreased to 11% in 2015 as compared to 12% in 2014. The increase in general and administrative expense is primarily due to an increase in personnel related costs of $3.3 million as a result of increased headcount and $1.9 million of executive severance. There was also an increase in loss on asset disposition of $1.1 million and an increase in credit card fees of $4.3 million which was driven by the increase in Consumer net revenues as compared to the prior year. This was partially offset by a decrease in depreciation and amortization of $1.8 million.

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Interest expense	$(20,998)	$(16,732)	$(4,266)
Interest and other income, net	744	508	236

Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs, our 0.25% coupon, issuance costs associated with our credit facility, capital leases, and our financing obligations associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $21.0 million for the year ended December 31, 2015 compared to $16.7 million during 2014. The increase in interest expense is primarily due to an increase of $1.9 million related to our build-to-suit leases from our three production facilities, an increase of $1.8 million related to our manufacturing equipment capital leases, and an increase of $0.7 million related to our convertible senior notes.

	Year Ended December 31,
	2015	2014
	(in thousands)
Income tax benefit	$1,146	$2,119
Effective tax rate	58%	21%

The benefit for income taxes was $1.1 million for 2015, compared to a benefit of $2.1 million for 2014. The current year tax benefit was mainly due to the loss before income taxes. Our effective tax rate was 58% in 2015 and 21% in 2014. The year over year change in our effective tax rate was primarily the result of a higher federal research and development credit benefit, the release and re-measurement of reserves related to the settlement of our 2010 IRS audit, a reduced limitation on executive compensation, and the establishment of valuation allowances on certain Arizona deferred tax assets.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Income/(loss) before income taxes	$(1,989)	$(9,979)	$7,990	(80)%
Net income/(loss)	(843)	(7,860)	7,017	(89)%
Percentage of net revenues	—%	—%	—	—%

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands, except AOV amounts)
Net revenues
Consumer	$870,959	$745,969	$124,990	17%
Enterprise	50,621	37,673	12,948	34%
Total net revenues	$921,580	$783,642	$137,938	18%
Cost of net revenues	452,720	369,593	83,127	22%
Gross profit	$468,860	$414,049	$54,811	13%
Gross margin percentage	51%	53%	—%	—%

Key Consumer Metrics
Customers	9,206	8,094	1,112	14%
Orders	21,773	18,561	3,212	17%
Average order value (AOV)	$40.00	$40.19	$(0.19)	—%

Net revenues increased $137.9 million, or 18%, in 2014 compared to 2013. Revenue growth was attributable to increases in both reportable segments. Consumer net revenues increased $125.0 million, or 17%, in 2014 compared to 2013, and represented 95% of total net revenues in 2014 in line with 2013.  The increase in Consumer net revenues is primarily the result of increased sales of greeting and stationery cards, photo books and a full year of BorrowLenses revenues. The increase is also reflected in the increases in customers and orders in 2014 as compared to 2013, as noted above.

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

Our sales and marketing expense increased $26.1 million, or 14%, in 2014 compared to 2013. As a percentage of net revenues, total sales and marketing expense increased to 23% in 2014 from 24% in 2013. The increase in sales and marketing expense was primarily due to an increase of $16.1 million related to direct response, expanded online and performance marketing campaigns.  The increase is also attributable to an increase of $5.0 million in personnel and related costs associated with the expansion of our internal marketing team, an increase of $2.9 million in stock-based compensation, and an increase of $1.5 million in intangible asset amortization primarily from intangibles acquired in the 2013 acquisitions of MyPublisher and BorrowLenses.

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

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Income/(loss) before income taxes	$(9,979)	$12,920	$(22,899)	(177)%
Net income/(loss)	(7,860)	9,285	(17,145)	(185)%
Percentage of net revenues	—%	1%	—%	—%

Liquidity and Capital Resources

At December 31, 2015, we had $288.9 million of cash and $51.9 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, during the year ended December 31, 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have had access to a five-year senior secured syndicated credit facility to provide up to $200.0 million in additional capital resources which expires in November 2016. As of December 31, 2015, no amounts have been drawn against this facility. For information about our repurchases of shares of our common stock during the years ended December 31, 2015 and 2014, see Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 11-Share Repurchase Program.”

Below is our cash flow activity for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$55,448	$71,169	$62,582
Capitalization of software and website development costs	21,221	21,032	15,760
Depreciation and amortization	113,277	98,752	74,856
Acquisition of business and intangible assets, net of cash acquired	127	12,000	76,893
Cash flows provided by operating activities	165,037	166,488	147,268
Cash flows used in investing activities	(33,117)	(197,428)	(154,847)
Cash flows provided by/(used in)financing activities	(223,600)	(87,601)	261,575

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

We anticipate that total 2016 capital expenditures will range from 7% to 8% of our expected net revenues in 2016. These expenditures will be used to make developments to Shutterfly 3.0, to improve mobile capabilities, to develop the SBS platform, to purchase technology and equipment to support the growth in our business, to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Technology equipment and software	$36,380	$37,711	$31,935
Percentage of total capital expenditures	45%	42%	42%
Manufacturing equipment and building improvements	18,478	26,872	26,880
Percentage of total capital expenditures	23%	30%	36%
Capitalized technology and development costs	22,113	21,748	15,760
Percentage of total capital expenditures	27%	24%	21%
Rental Equipment	4,407	3,912	395
Percentage of total capital expenditures	5%	4%	1%
Total Capital Expenditures	$81,378	$90,243	$74,970
Total Capital Expenditures percentage of net revenues	8%	10%	10%

Operating Activities. For 2015, net cash provided by operating activities was $165.0 million. Adjustments for non-cash items included $86.3 million of depreciation and amortization, which increased by $21.4 million over the prior year due to an increase in equipment capital leases and additional built-to-suit lease arrangements during the year. Additional adjustments for non-cash items included $60.5 million of stock-based compensation, and $27.0 million of amortization of intangible assets. Net cash provided by operating activities was also adjusted for amortization of debt discount and transaction costs of $13.6 million and the net change in operating assets and liabilities of $19.4 million primarily driven by a change in accounts receivable resulting from Enterprise customers.

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

Investing Activities. For 2015, net cash used in investing activities was $33.1 million.  We used $31.1 million to purchase investments, $55.4 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems, and for production equipment for our manufacturing operations, and $21.2 million for capitalized software and website development. This was partially offset from proceeds from the sales and maturities of investments of $73.5 million and proceeds from the sale of equipment and rental assets of $1.3 million, respectively.

For 2014, net cash used in investing activities was $197.4 million. We used $124.1 million to purchase investments. We used $71.2 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations, $21.0 million for capitalized software and website development, and $12.0 million to acquire certain assets of Groovebook. This was partially offset from proceeds from the sales and maturities of investments, and equipment and rental assets of $30.0 million and $0.9 million, respectively.

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

Financing Activities. For 2015, net cash used in financing activities was $223.6 million. We used $215.9 million to repurchase shares of our common stock and $12.7 million for payments of capital leases and financing obligations. We also received $3.2 million of proceeds from issuance of common stock from the exercise of options and recorded $1.8 million from excess tax benefit from stock-based compensation.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues and Non-GAAP net income per share for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenues	$1,059,429	$921,580	$783,642

Non-GAAP Adjusted EBITDA	$192,000	$166,759	$150,442
EBITDA % of Net revenues	18%	18%	19%

Free cash flow	$110,621	$76,516	$75,472
Free cash flow % of Net revenues	10%	8%	10%

Non-GAAP net income per share	$0.14	$0.07	$0.38

We carefully manage our operating costs and capital expenditures, in order to make the strategic investments necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA and improving our free cash flows. Over the last three years, our full year adjusted EBITDA has improved to $192.0 million in 2015 from $150.4 million in 2013. This continued growth in adjusted EBITDA resulted from increased demand for our products and services, scale efficiencies, and improvements from product and services mix. The increase in adjusted EBITDA is also driven by higher net revenues in 2015 as compared to prior years. We also increased our free cash flow to $110.6 million in 2015 from $75.5 million in 2013.

The following is a reconciliation of adjusted EBITDA, free cash flow, and Non-GAAP net income per share to the most comparable GAAP measure, for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share amounts):

Reconciliation of Net Income/(Loss) to Non-GAAP Adjusted EBITDA
	Year Ended December 31,
	2015	2014	2013
Net income/(loss)	$(843)	$(7,860)	$9,285
Add back:
Interest expense	20,998	16,732	9,446
Interest and other income, net	(744)	(508)	(308)
Tax (benefit)/expense	(1,146)	(2,119)	3,635
Depreciation and amortization	113,277	98,752	74,856
Stock-based compensation expense	60,458	61,762	53,528
Non-GAAP Adjusted EBITDA	$192,000	$166,759	$150,442

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$165,037	$166,488	$147,268
Add back:
Interest expense	20,998	16,732	9,446
Interest and other income, net	(744)	(508)	(308)
Tax (benefit)/expense	(1,146)	(2,119)	3,635
Changes in operating assets and liabilities	19,393	(4,360)	(2,226)
Other adjustments	(11,538)	(9,474)	(7,373)
Non-GAAP Adjusted EBITDA	192,000	166,759	150,442
Less:
Purchases of property and equipment, including accrued amounts	(59,266)	(68,495)	(59,210)
Capitalized software and website development costs, including accrued amounts	(22,113)	(21,748)	(15,760)
Free cash flow	$110,621	$76,516	$75,472

Reconciliation of Net Income/(Loss) per Share to Non-GAAP Net Income per Share
	Year Ended December 31,
	2015	2014	2013
GAAP net income/(loss)	$(843)	$(7,860)	$9,285
Add back interest expense related to:
Amortization of debt discount	12,400	11,726	7,002
Amortization of debt issuance costs	1,247	1,179	705
0.25% coupon	750	$750	469
Tax effect	(8,293)	(2,900)	(2,300)
Non-GAAP net income	$5,261	$2,895	$15,161
GAAP basic shares outstanding	36,761	38,452	37,680
Add back:
Dilutive effect of stock options and restricted awards	—	—	1,813
GAAP diluted shares outstanding	36,761	38,452	39,493
Add back:
Dilutive effect of stock options and restricted awards	1,721	1,442	—
Dilutive effect of convertible notes	—	—	—
Non-GAAP diluted shares outstanding	38,482	39,894	39,493
GAAP net income/(loss) per share	$(0.02)	$(0.20)	$0.24
Non-GAAP net income per share	$0.14	$0.07	$0.38

Contractual Obligations

The following are contractual obligations at December 31, 2015, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years		More Than 5 Years
	(in thousands)
Contractual Obligations
Convertible Senior Notes, including interest	$301,875	$750	$301,125	$—		$—
Capital lease obligations	63,728	16,147	30,923	15,171		1,487
Operating lease obligations (1)	22,547	8,606	10,255	1,934		1,752
Build-to-suit lease obligations (2)	58,547	6,082	12,576	13,147		26,742
Purchase obligations (3)	88,803	24,131	37,992	26,680	—	—
Total contractual obligations	$535,500	$55,716	$392,871	$56,932		$29,981

(1) Includes office space in Redwood City and Santa Clara, California and certain production facilities under non-cancelable operating leases. We also have various non-cancelable operating leases for certain production equipment.

(2) Includes the estimated timing and amount of payments for rent for our leased production facility spaces in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. See Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7 - Commitments and Contingencies” for further discussion.

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

In November 2015, the FASB issued new guidance related to balance sheet classification of deferred taxes. The standard update requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred liability in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of December 31, 2015, our investments totaled $51.9 million, which represented approximately 67% of our total investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterfly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 12, 2016

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$288,863	$380,543
Short-term investments	22,918	64,866
Accounts receivable, net	55,222	31,105
Inventories	13,466	13,016
Deferred tax asset, current portion	—	34,645
Prepaid expenses and other current assets	33,147	24,983
Total current assets	413,616	549,158
Long-term investments	29,005	29,928
Property and equipment, net	281,779	241,742
Intangible assets, net	62,323	87,950
Goodwill	408,975	408,975
Deferred tax asset, net of current portion	1,710	549
Other assets	11,176	13,976
Total assets	$1,208,584	$1,332,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,329	$30,086
Accrued liabilities	149,134	135,485
Deferred revenue	27,329	31,415
Total current liabilities	211,792	196,986
Convertible senior notes, net	267,618	255,218
Deferred tax liability	12,447	48,090
Other liabilities	110,665	74,178
Total liabilities	602,522	574,472
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 34,777 and 37,906 shares issued and outstanding on December 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	900,218	838,313
Accumulated other comprehensive loss	(68)	(53)
Accumulated deficit	(294,092)	(80,458)
Total stockholders' equity	606,062	757,806
Total liabilities and stockholders' equity	$1,208,584	$1,332,278

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net revenues	$1,059,429	$921,580	$783,642
Cost of net revenues	528,078	452,720	369,593
Gross profit	531,351	468,860	414,049
Operating expenses:
Technology and development	155,318	133,623	108,995
Sales and marketing	236,749	216,035	189,985
General and administrative	121,019	112,957	93,011
Total operating expenses	513,086	462,615	391,991
Income from operations	18,265	6,245	22,058
Interest expense	(20,998)	(16,732)	(9,446)
Interest and other income, net	744	508	308
Income/(loss) before income taxes	(1,989)	(9,979)	12,920
Benefit from/(provision for) income taxes	1,146	2,119	(3,635)
Net income/(loss)	$(843)	$(7,860)	$9,285

Net income/(loss) per share:
Basic	$(0.02)	$(0.20)	$0.25
Diluted	$(0.02)	$(0.20)	$0.24
Weighted average shares:
Basic	36,761	38,452	37,680
Diluted	36,761	38,452	39,493

Stock-based compensation is allocated as follows (Notes 2 and 8):
Cost of net revenues	$4,134	$3,657	$2,485
Technology and development	10,840	9,236	9,477
Sales and marketing	21,512	22,670	19,774
General and administrative	23,972	26,199	21,792

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Common stock (par value)
Balance, beginning of year	$4	$4	$4
Issuance of common stock upon exercise of options and vesting of restricted stock units	1	1	1
Common stock repurchased and retired	(1)	(1)	(1)
Balance, end of year	4	4	4

Additional paid-in capital
Balance, beginning of year	838,313	771,875	652,110
Issuance of common stock upon exercise of options and vesting of restricted stock units	3,221	3,243	19,112
Stock based compensation, net of forfeitures	61,705	63,358	55,237
Accelerated share repurchase of common stock	(3,119)	—	—
Tax benefit/(shortfall) of stock options	98	(163)	2,957
Equity component of the convertible note issuance, net	—	—	62,409
Purchase of convertible note hedge	—	—	(63,510)
Sale of warrants	—	—	43,560
Balance, end of year	900,218	838,313	771,875

Accumulated other comprehensive loss
Balance, beginning of year	(53)	—	—
Unrealized loss on investments, net of tax	(15)	(53)	—
Balance, end of year	(68)	(53)	—

Accumulated earnings/(deficit)
Balance, beginning of year	(80,458)	16,216	39,172
Common stock repurchased and retired	(212,791)	(88,814)	(32,241)
Net income/(loss)	(843)	(7,860)	9,285
Balance, end of year	(294,092)	(80,458)	16,216
Total stockholders' equity	$606,062	$757,806	$788,095

Number of shares
Common stock
Balance, beginning of year	37,906	38,196	36,358
Issuance of common stock upon exercise of options and vesting of restricted stock units	1,780	1,671	2,540
Common stock repurchased and retired	(4,909)	(1,961)	(702)
Balance, end of year	34,777	37,906	38,196

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income/(loss)	$(843)	$(7,860)	$9,285
Other comprehensive loss, net of reclassification adjustments:
Unrealized losses on investments, net	(24)	(87)	—
Tax benefit on unrealized losses on investments, net	9	34	—
Other comprehensive loss, net of tax	(15)	(53)	—
Comprehensive income/(loss)	$(858)	$(7,913)	$9,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income/(loss)	$(843)	$(7,860)	$9,285
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	86,290	64,885	43,887
Amortization of intangible assets	26,987	33,867	30,969
Amortization of debt discount and transaction costs	13,647	12,905	7,707
Stock-based compensation, net of forfeitures	60,458	61,762	53,528
Loss on disposal of property and equipment and rental assets	1,755	361	13
Deferred income taxes	(2,149)	(2,604)	331
Tax benefit/(shortfall) from stock-based compensation	98	(163)	2,957
Excess tax benefits from stock-based compensation	(1,813)	(1,025)	(3,635)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,117)	(9,464)	(7,174)
Inventories	(450)	(3,388)	(3,681)
Prepaid expenses and other current assets	(8,163)	(3,958)	(4,347)
Other assets	727	(1,442)	(7,669)
Accounts payable	3,139	(1,275)	3,583
Accrued and other liabilities	5,211	18,273	16,089
Deferred revenue	(4,085)	7,301	5,258
Other non-current liabilities	8,345	(1,687)	167
Net cash provided by operating activities	165,037	166,488	147,268
Cash flows from investing activities:
Acquisition of business and intangible assets, net of cash acquired	(127)	(12,000)	(76,893)
Purchases of property and equipment	(55,448)	(71,169)	(62,582)
Capitalization of software and website development costs	(21,221)	(21,032)	(15,760)
Purchases of investments	(31,073)	(124,111)	—
Proceeds from the maturities of investments	62,944	29,130	—
Proceeds from the sales of investments	10,510	850	—
Proceeds from sale of property and equipment and rental assets	1,298	904	388
Net cash used in investing activities	(33,117)	(197,428)	(154,847)
Cash flows from financing activities:
Proceeds from borrowings of convertible senior notes, net of issuance costs	—	—	291,897
Proceeds from issuance of warrants	—	—	43,560
Purchase of convertible note hedge	—	—	(63,510)
Proceeds from issuance of common stock upon exercise of stock options	3,221	3,243	19,112
Repurchases of common stock	(179,090)	(88,815)	(32,241)
Prepayment of accelerated share repurchase	(75,000)	—	—
Refund of accelerated share repurchase	38,179	—	—
Excess tax benefits from stock-based compensation	1,813	1,025	3,635
Principal payments of capital lease and financing obligations	(12,723)	(3,054)	(878)
Net cash provided by/(used in) financing activities	(223,600)	(87,601)	261,575
Net increase/(decrease in) cash and cash equivalents	(91,680)	(118,541)	253,996
Cash and cash equivalents, beginning of period	380,543	499,084	245,088
Cash and cash equivalents, end of period	$288,863	$380,543	$499,084
The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,256	$1,133	$466
Income taxes	1,056	667	2,158

Supplemental schedule of non-cash investing / financing activities:
Net increase/(decrease) in accrued purchases of property and equipment	$3,818	$(2,674)	$(3,372)
Net increase in accrued capitalized software and website development costs	892	716	—
Stock-based compensation capitalized with software and website development costs	1,247	1,597	1,709
Increase in estimated fair market value of buildings under build-to-suit leases	17,161	22,855	10,080
Property and equipment acquired under capital leases	29,097	37,823	—
Increase to amount due for acquisition of business	—	1,673	—
Amount due from adjustment of net working capital from acquired business	—	253	10

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include, among others, intangible assets valuation, useful lives, excess and obsolete inventories, restructuring, legal contingencies, valuation allowances, restricted stock awards with market criteria, provision for sales returns, flash deal deferred revenue breakage, and allowance for doubtful accounts. Actual results could differ from these estimates.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the year ended December 31, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. As of December 31, 2015, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in sales of Enterprise services and revenue generated from online advertisements posted on the Company's websites. Credit card receivables settle relatively quickly and the Company's historical experience of credit card losses have not been material and have been within management’s expectations. Excluding amounts due from credit cards of customers, as of December 31, 2015, two Enterprise customers accounted for 51% and 12% of the Company’s net accounts receivable, respectively. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2015. As of December 31, 2014, excluding amounts due from credit cards of customers, two Enterprise customers accounted for 25% and 18% of the Company’s net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2014. No customers accounted for more than 10% of net revenues in the years ended December 31, 2015 and 2014.

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

Deferred Costs

Deferred costs are the incremental costs directly associated with flash deal promotions through group buying websites.  These costs are paid and deferred at the time of the flash deal, and recognized when the redeemed products are shipped or flash deal deferred revenue breakage has been recognized.  Amortization of deferred costs is included in sales and marketing expense in the accompanying consolidated statements of operations.

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

Software and Website Development Costs

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the Company’s annual goodwill impairment analysis, the Company operates under two reporting units. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of the Company's reporting units are less than its carrying amounts, the quantitative impairment test will be required. Otherwise, no further testing will be required.

If is its determined, as a result of the qualitative assessment, that it is more-likely-than not that the fair value of the Company's reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The Company tests goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using a combination of the income approach (discounted cash flows) and the market approach. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected reporting unit expansion, pricing, market segment share, and general economic conditions.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the second quarter of 2015, the Company changed its accounting estimate related to flash deal deferred revenue. Beginning in 2010, the Company began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, the Company had been deferring all amounts to a flash deal deferred revenue liability until customer redemption. The Company now has sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. The historical data supports the probability of redemption after two years from the issuance of a flash deal offer as remote. In addition, the Company's attempts to re-market the unredeemed flash deals over the last six months resulted in no meaningful change in customer behavior. Accordingly, flash deal breakage revenue is now recognized based upon its historical redemption patterns and represents the unredeemed flash deal offers for which the Company believes customer redemption is remote and it is not probable that the Company has an obligation to escheat the value of the flash deal revenue under unclaimed property laws. During the year ended December 31, 2015, the Company recognized revenue of $10.0 million associated with this change.

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

Certain Enterprise revenue arrangements with multiple deliverables, including products and services, are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. The Company allocated the arrangement price to each of the elements based on the relative selling prices of each element. Estimated selling prices are management’s best estimates of the prices that the Company would charge our customers if the Company were to sell the standalone elements separately and include considerations of customer demand, prices charged by the Company and others for similar deliverables, and the price if largely based on the cost of producing the product or service.  For up-front fees the Company received in exchange for products delivered or services performed, it is deferred and recognized over periods that the fees are earned.   In cases in which an up-front fee is not related to specific products

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or services, the fee is excluded from the consideration that is allocated to the deliverables, and be recognized over the longer of the initial contractual term of the arrangement or the estimated period the customer is expected to benefit from the payment of the up-front fee.

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

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place. The Company did not have any capitalized direct mail costs at December 31, 2015 and December 31, 2014. Total advertising costs are a component of sales and marketing expenses and include print advertising, Internet advertising, such as display ads and keyword search terms and TV and radio advertising. These amounts totaled approximately $117.1 million, $102.2 million and $87.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

The Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards.

The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of the Company's common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company's consolidated statements of operations. The Company has not issued any stock options since the first quarter of 2013.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of December 31, 2015 and 2014.

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

	Year ended December 31,
	2015	2014	2013
Net income/(loss) per share:	(in thousands, except per share amounts)
Numerator
Net income/(loss)	$(843)	$(7,860)	$9,285
Denominator
Denominator for basic net income/(loss) per share
Weighted-average common shares outstanding	36,761	38,452	37,680
Dilutive effect of stock options and restricted awards	—	—	1,813
Denominator for diluted net income per share	36,761	38,452	39,493
Net income/(loss) per share
Basic	$(0.02)	$(0.20)	$0.25
Diluted	$(0.02)	$(0.20)	$0.24

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net income/(loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2015	2014	2013
Stock options and restricted stock units	4,185	4,205	24

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The adoption of this guidance will be effective for the Company beginning January 1, 2016, and is not expected to have a material impact on its financial statements.

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

In September 2015, the FASB issued new guidance related to business combinations. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its consolidated financial statements.

In November 2015, the FASB issued new ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The ASU is part of the Boards simplification initiative aimed at reducing complexity in accounting standards. The new guidance may impact balance sheet presentation and working capital for many reporting entities, even in cases where there is a full valuation allowance. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied either prospectively or retrospectively. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred liability in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Note 3 — Balance Sheet Components

Intellectual Property Prepaid Royalties

Total amortization for these license agreements in 2015 and 2014 were $1.3 million and $1.6 million, respectively. As of December 31, 2015, the Company had a balance of $7.3 million in unamortized prepaid royalties. Amortization of these licenses is estimated as follows (in thousands):

Year Ending:
2016	$1,182
2017	799
2018	799
2019	675
2020	503
Thereafter	3,359
$7,317

Prepaid Expenses and Other Current Assets

	December 31,
	2015	2014
	(in thousands)
Prepaid service contracts – current portion	$12,539	$6,754
Deferred costs	3,849	6,911
Prepaid postage	3,047	1,492
Rebates	3,004	3,164
Prepaid marketing	1,197	446
Other prepaid expenses and current assets	9,511	6,216
	$33,147	$24,983

Other Assets

	December 31,
	2015	2014
	(in thousands)
Other assets	$11,176	$13,976

Other assets includes the long-term portion of intellectual property prepaid royalties, the long-term portion of issuance costs related to the Company's 0.25% Convertible Notes, the long-term portion of prepaid service contracts, and deposits on long-term leases and other contracts.

Property and Equipment

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014
	(in thousands)
Computer equipment and software	$172,048	$159,370
Manufacturing equipment	148,820	119,495
Capitalized software and website development costs	108,837	89,311
Buildings under build-to-suit leases	56,468	39,307
Leasehold improvements	21,519	20,876
Rental equipment	17,414	14,591
Furniture and fixtures	11,351	10,683
	536,457	453,633
Less: Accumulated depreciation and amortization	(254,678)	(211,891)
Net property and equipment	$281,779	$241,742

Building value of $56.5 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 7 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Manufacturing equipment is approximately $72.9 million and $44.2 million of capital lease obligations for various pieces of manufacturing facility equipment in 2015 and 2014, respectively. Accumulated depreciation of assets under capital lease totaled $14.1 million at December 31, 2015 compared to $3.1 million at December 31, 2014.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses' website.

Depreciation and amortization expense totaled $86.3 million, $64.9 million, and $43.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Total capitalized software and website development costs, net of accumulated amortization totaled $38.4 million and $35.7 million at December 31, 2015 and 2014, respectively. Amortization of capitalized costs totaled approximately $18.7 million, $14.9 million and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible Assets

Intangible assets are comprised of the following:

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Useful Life	December 31,
		2015	2014
		(in thousands)
Purchased technology	10 years	$104,869	$104,738
Less: accumulated amortization		(62,011)	(51,794)
		42,858	52,944

Customer relationships	5 years	75,146	75,146
Less: accumulated amortization		(56,756)	(42,086)
		18,390	33,060

Licenses and other	3 years	7,202	7,202
Less: accumulated amortization		(6,127)	(5,256)
		1,075	1,946

Total		$62,323	$87,950

Purchased technology is amortized over a period ranging from one to sixteen years. Customer relationships are amortized over a period ranging from one to seven years. Licenses and other is amortized over a period ranging from two to five years.

Intangible asset amortization expense for the years ended December 31, 2015, 2014 and 2013 was $25.8 million, $32.3 million and $29.5 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending:
2016	$18,903
2017	13,743
2018	4,835
2019	3,408
2020	3,407
Thereafter	18,027
$62,323

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

The Company conducted its annual qualitative assessment (Step Zero Analysis) test as of December 31, 2015 to determine whether it would be necessary to perform the two-step goodwill impairment test. Among other things, the Company considered the i) excess in fair value of the reporting unit over its carrying amount from the most recent step one calculation, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance. The Company determined based on the Step Zero Analysis that it is more likely than not that the fair value of the reporting units exceeded their carrying amounts.

The Company performed step one of the annual goodwill impairment test for the year ended December 31, 2014. The Enterprise value exceeded the carrying value for both periods and accordingly, no impairment was recorded.

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consumer	Enterprise	Corporate	Total
Balance, December 31, 2013	$—	$—	$397,306	$397,306
Acquisition of business	—	—	12,033	12,033
Goodwill adjustments	—	—	(364)	(364)
Goodwill allocation	372,072	36,903	(408,975)	—
Balance, December 31, 2014	372,072	36,903	—	408,975
Acquisition of business	—	—	—	—
Goodwill adjustments	—	—	—	—
Balance, December 31, 2015	$372,072	$36,903	$—	$408,975

For the year ended December 31, 2014, adjustments to goodwill reflected final adjustments to net working capital acquired under provisions of certain business combination purchase agreements. There were no adjustments to goodwill for the year ended December 31, 2015.

Accrued Liabilities

	December 31,
	2015	2014
	(in thousands)
Accrued production costs	$44,825	$32,814
Accrued marketing expenses	26,793	30,835
Accrued compensation	20,703	16,337
Accrued income and sales tax	17,843	18,149
Capital lease obligations	14,090	8,905
Accrued purchases	6,651	11,809
Accrued consulting	5,872	6,418
Accrued other	12,357	10,218
	$149,134	$135,485

Other Liabilities

	December 31,
	2015	2014
	(in thousands)
Financing obligations	$56,771	$38,529
Capital lease obligations	44,428	32,297
Deferred revenue	6,564	—
Other liabilities	2,902	3,352
	$110,665	$74,178

Financing obligations relate to the Company's build-to-suit leases as further discussed in Note 7 - Commitments and Contingencies.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments

At December 31, 2015 and 2014, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$16,187	$2	$(14)	$16,175
Agency securities	6,246	—	(2)	6,244
Commercial paper	499	—	—	499
Total short-term investments	$22,932	$2	$(16)	$22,918
Long-term investments
Corporate debt securities	$10,132	$—	$(37)	$10,095
Agency securities	13,421	1	(43)	13,379
US Government securities	5,549	—	(18)	5,531
Total long-term investments	$29,102	$1	$(98)	$29,005

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$64,922	$3	$(59)	$64,866
Agency securities	—	—	—	—
Total short-term investments	$64,922	$3	$(59)	$64,866
Long-term investments
Corporate debt securities	$14,511	$1	$(30)	$14,482
Agency securities	13,649	3	(7)	13,645
US Government securities	1,799	2	—	1,801
Total long-term investments	$29,959	$6	$(37)	$29,928

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2015 and 2014 and no impairments were recorded in the period. The Company had no material realized gains or losses during the years ended December 31, 2015 and 2014.

The following table summarizes the contractual maturities of the Company's investments as of December 31, 2015 and 2014(in thousands):

	December 31,
	2015	2014
One year or less	$22,918	$64,866
One year through three years	29,005	29,928
	$51,923	$94,794

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of December 31, 2015.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	December 31, 2015	December 31, 2014
Level 1 Securities:
Money market funds	$24,577	$34,480
Level 2 Securities:
Agency securities	19,621	13,645
Corporate debt securities	27,122	79,348
US Government securities	5,531	1,801
Commercial Paper	499	—
Total cash equivalents and investments	$77,350	$129,274

Convertible Senior Notes

As of December 31, 2015 and 2014, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	December 31, 2015	December 31, 2014
Convertible senior notes	$270,192	$251,973

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than January 2023. Rent expense was $9.7 million, $7.2 million and $5.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company has non-cancelable operating leases for certain production equipment with terms ranging from one to three years. As of December 31, 2015, the total outstanding obligation under all equipment operating leases was $9.0 million.

The Company also has production equipment under capital lease. During the year ended December 31, 2015, the Company modified certain existing equipment lease agreements which resulted in the leases being reclassified from operating to capital leases. The Company also entered into new equipment leases with terms which resulted in capital lease treatment.

At December 31, 2015, the total future minimum payments under non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending:
2016	$8,606	$16,147
2017	6,939	15,879
2018	3,316	15,044
2019	1,120	11,214
2020	814	3,957
Thereafter	1,752	1,487
Total minimum lease payments	$22,547	$63,728
Less: amount representing interest		(5,210)
Present value of future minimum lease payments		58,518
Less: current portion		(14,090)
Non-current portion of capital lease obligations		$44,428

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2020. As of December 31, 2015, the Company’s purchase obligations totaled $88.8 million. At December 31, 2015, the total future minimum payments under these purchase obligations are as follows (in thousands):

Year Ending:
2016	$24,131
2017	21,434
2018	16,558
2019	15,346
2020	11,334
Thereafter	—
Total minimum purchase obligations	$88,803

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Build-to-suit Lease

During the year ended December 31, 2012, the Company executed a lease for a 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. This facility replaced the Company's current east coast production facility in Charlotte, North Carolina. In order for the facility to meet the Company's operating specifications, both the landlord and the Company made structural changes as part of the uplift of the building, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $4.9 million, representing its estimate of the fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities. The Company increased the asset and financing obligations by $3.1 million and $1.5 million for building uplift costs incurred by the landlord during 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company executed a lease for a 217,000 square foot production facility in Shakopee, Minnesota. This facility provides additional production capacity. Both the landlord and the Company incurred costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset and corresponding construction financing obligation, as a component of non-current liabilities, of $13.7 million and $7.0 million for building uplift costs incurred by the landlord during 2014 and 2013, respectively.

Also during the year ended December 31, 2013 the Company executed a lease for a 237,000 square foot production facility in Tempe, Arizona.  This facility consolidated all of the Company's locations in the greater Phoenix area, including the acquired R&R Images facility, offers flexibility for future expansion, and became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company's operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. As of December 31, 2015 and 2014, the landlord incurred $17.2 million and $9.1 million of building construction costs which the Company has recorded as an asset, with a corresponding construction financing obligation, which is recorded as a component of other non-current liabilities.

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
Construction of the facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona were completed in 2013, 2014, and 2015, respectfully, and at that time the Company concluded that it had forms of continued economic involvement in the facilities. As a result, the Company did not comply with provisions for sale-leaseback accounting and the buildings are being accounted for as a financing obligation.

At December 31, 2015, the total future rent payments under these build-to-suit leases are as follows (in thousands):

Year Ending:
2016	$6,082
2017	6,218
2018	6,358
2019	6,501
2020	6,646
Thereafter	26,742
Total future rent payments under build-to-suit leases	$58,547

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through December 31, 2015, the Company has not drawn on the credit facility.

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of December 31, 2015, the Company is in compliance with all of its covenants.

Amounts repaid under the Facility may be reborrowed. The revolving loan facility matures on the fifth anniversary of its closing and is payable in full upon maturity. The Company intends to use the new Facility from time to time for general corporate purposes, working capital and potential acquisitions.

The Company incurred $0.5 million of Credit Facility origination costs during the year ended December 31, 2013, related to the amendment and extension of the agreement. These costs have been capitalized within prepaid expenses for the current portion and other assets for the non-current portion. These fees are being amortized over the remaining term of the Credit Facility as a component of interest expense.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Norberg vs. Shutterfly, Inc. et. al

On June 17, 2015, Brian Norberg on behalf of himself and all others similarly situated, brought a complaint against us in the U.S. District Court for the Northern District of Illinois. The complaint assets that the Company violated the Illinois Biometric Information Privacy Act (“IBIPA”) by extracting his and others biometric identifiers from photographs and seeks statutory damages and an injunction. On December 29, 2015, the court rejected the Company's motion to dismiss and allowed the case to proceed, however the Company continues to strenuously deny this claim.

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

2006 Equity Incentive Plan

In June 2006, the Board adopted, and in September 2006 the Company’s stockholders approved, the 2006 Equity Incentive Plan (the “2006 Plan”), and all shares of common stock available for grant under the 1999 Plan transferred to the 2006 Plan. The 2006 Plan provides for the grant of ISOs to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company, and for the grant of all other types of awards to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

raising transaction. Other types of awards under the 2006 Plan include NSOs, restricted stock awards, stock bonus awards, restricted stock units, and performance shares.

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

In December 2015, the 2006 Plan was superseded by the 2015 Equity Incentive Plan (the "2015 Plan").

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

2015 Equity Inducement Plan

In October 2015, the Board adopted the 2015 Equity Inducement Plan (the "2015 Inducement Plan"). Under the Inducement Plan, the Company issued awards to newly hired officers and to certain new employees from acquired companies. The 2015 Inducement Plan awards included time-based and performance based awards issued to two newly hired officers and vest over four years. The 2015 Inducement Plan provides for 300,000 shares of the Company's common stock available for issuance.

2015 Equity Incentive Plan

In December 2015 the Company’s stockholders approved, the 2015 Plan, and all shares of common stock available for grant under the 2006 Plan transferred to the 2015 Plan. The types of awards under the 2015 Plan include restricted stock awards, stock bonus awards, restricted stock units, and performance shares. The 2015 Plan provides for 1,400,000 shares of the Company's common stock available for issuance in addition to the shares available under the 2006 plan.

Stock Option Activity

A summary of the Company’s stock option activity at December 31, 2015 and changes during the period are presented in the table below (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2014	402	$25.42
Granted	—	—
Exercised	(163)	19.81
Forfeited, canceled or expired	(33)	42.81
Balances, December 31, 2015	206	$27.08	3.8	$3,902
Options vested and expected to vest at December 31, 2015	206	$27.07	3.8	$3,898
Options vested at December 31, 2015	198	$26.98	3.7	$3,776

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013, there were 356,000 and 462,000 options vested, respectively.

During the years ended December 31, 2015 and 2014, the Company did not grant any stock options. In the fiscal year ended December 31, 2013, the Company granted stock options to purchase an aggregate of 2,000 shares of common stock, with a weighted average grant-date fair value of $12.55 per share.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $4.1 million, $6.1 million, and $41.5 million, respectively. Net cash proceeds from the exercise of stock options were $3.2 million for the year ended December 31, 2015.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. The Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during December 31, 2013 were as follows:

Year Ended December 31, 2013
Dividend yield	—
Annual risk free rate of return	0.8%
Expected volatility	47.0%
Expected term (years)	4.2

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2006 Plan, 2015 Plan and inducement awards to certain new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant.  RSUs typically vest and are settled annually, based on a three or four year total vesting term.  Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2015, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2014	3,704	$42.17
Granted	2,412	44.43
Vested	(1,617)	39.90
Forfeited	(1,349)	43.99
Awarded and unvested, December 31, 2015	3,150	$44.28
Restricted stock units expected to vest, December 31, 2015	2,714

The chart below summarizes grant activity during the year ended December 31, 2015 by equity plan (share numbers in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants in 2015
2006 Equity Incentive Plan
Restricted stock units (1)	1,355
Performance-based restricted stock units (2) (3)	637
Total grants under 2006 Plan	1,992

2015 Equity Incentive Plan
Restricted stock units (1)	155
Total grants under 2015 Plan	155

2015 Inducement Plan
Restricted stock units (4)	70
Performance-based restricted stock units (4)	108
Total grants pursuant to Inducement Awards	178

Inducement Plan
Restricted stock units (4)	44
Performance-based restricted stock units (4)	43
Total grants pursuant to Inducement Awards	87

Total awards granted in 2015	2,412

(1) Awards issued under the 2006 and 2015 Plan include restricted stock unit awards granted to new and current employees. Awards issued under this plan typically vest over a three or four year total vesting term.

(2) Includes performance-based restricted stock units (PBRSUs) issued under the 2006 Equity Incentive Plan to specific employees which are tied to the Company’s 2015 financial performance and which have four year service criteria.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  As of December 31, 2015, the performance criteria for the fiscal year was met and the associated stock-based compensation has been recognized.

(3)
Also includes the PBRSUs issued to the Chief Executive Officer which are tied to multi-year performance metrics and the Company's stock performance relative to market measures. These PBRSUs also have a three year service criteria. The Company valued the market criteria using a Monte Carlo valuation model and took into consideration the likelihood of the market criteria being achieved. Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance and market criteria is probable.  As of December 31, 2015, the performance criteria and market criteria appeared to be attainable and the Company recognized the associated stock-based compensation. During the fourth quarter of 2015, the Chief Executive Officer announced his separation from the Company effective February 19, 2016. As a result, the Company determined that certain tranches will no longer vest and were included in award forfeitures in 2015.

(4) Inducement awards are issued to newly hired officers and to certain new employees from acquired companies. During 2015, inducement awards included time-based and performance based awards issued to two newly hired officers and vest over four years.

During the years ended December 31, 2015 and 2014, the fair value of awards vested were $64.5 million and $56.8 million, respectively.

At December 31, 2015, the Company had $97.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately three years.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes

Income/(loss) before income taxes is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(2,303)	$(10,317)	$12,570
Foreign	314	338	350
Total	$(1,989)	$(9,979)	$12,920

The components of the (benefit from)/provision for income taxes are as follows (in thousands):

	December 31,
	2015	2014	2013
Federal:
Current	$(23)	$(487)	$1,181
Deferred	(2,053)	(1,381)	1,870
	(2,076)	(1,868)	3,051
State:
Current	768	704	1,711
Deferred	91	(1,038)	(1,234)
	859	(334)	477
Foreign:
Current	258	268	412
Deferred	(187)	(185)	(305)
	71	83	107
Total income tax expense (benefit):
Current	1,003	485	3,304
Deferred	(2,149)	(2,604)	331
	$(1,146)	$(2,119)	$3,635

The Company’s actual tax expense differed from the statutory federal income tax rate, as follows:

	December 31,
	2015	2014	2013
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes	142.6	20.1	(4.5)
Stock-based compensation	8.9	2.2	(15.2)
R&D tax credit	173.5	14.8	(17.1)
Non-deductible executive compensation	(116.5)	(29.7)	20.6
Valuation allowance	(170.7)	(17.2)	8.0
Other	(15.3)	(4.0)	1.3
	57.5%	21.2%	28.1%

At December 31, 2015, the Company had approximately $46.2 million, $43.6 million, and $16.8 million of federal, California and other state jurisdictions net operating loss carryforwards, respectively, to reduce future taxable income. $37.6 million, $35.5 million, and $2.8 million of the Federal, California, and other state jurisdiction net operating loss carryforwards are associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. These carryforwards will expire beginning in the year 2023 and 2016 for federal and California purposes, respectively, and no sooner than 2020 for the portion related to other state jurisdictions, if not utilized.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also had research and development credit carryforwards of approximately $12.3 million and $12.9 million for federal and state income tax purposes, respectively, at December 31, 2015, of which $7.4 million and $2.5 million is associated with windfall tax benefits for federal and state income tax purposes, respectively, that will be recorded as additional paid-in capital when realized. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes. The research and development tax credit will expire starting in 2021 for federal and 2024 for Arizona.

Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

The components of the net deferred tax assets as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$3,522	$6,672
Reserves and other tax benefits	53,157	41,549
Tax credits	13,489	7,211
Deferred tax assets	70,168	55,432
Valuation allowance	(8,161)	(4,850)
Net deferred tax assets	62,007	50,582
Deferred tax liabilities:
Depreciation and amortization	(72,744)	(63,478)
Net deferred tax liabilities	$(10,737)	$(12,896)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The valuation allowance related to deferred income taxes was $8.2 million as of December 31, 2015 and $4.9 million as of December 31, 2014. In the current year an additional valuation allowance was established on certain Arizona credits in the amount of $0.4 million. The remaining increase in the valuation allowance was attributed to the Company's generation of certain California, South Carolina, and Arizona deferred tax assets which it believes it will not be able to utilize.

Based on the Company’s assessment, excluding the valuation allowance recorded related to certain Arizona, California and South Carolina deferred tax assets that are not likely to be realized, it is more likely than not that the Company’s U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences as of December 31, 2015. Our business is cyclical and taxable income is highly dependent on revenue that historically has occurred during the fourth quarter.  If there are changes to this historic trend and our fourth quarter does not yield results in-line with expectations, we may not be profitable in a given year resulting in a potential cumulative loss.  When a tax planning strategy is feasible and prudent, the Company would pursue any possible tax planning strategies to avoid the expiration of our tax attributes and none have been identified or considered as of December 31, 2015. Accordingly, with exception of the valuation allowance discussed above, no additional valuation allowance has been recorded on this net asset as of December 31, 2015. The Company will continue to assess the need for a valuation allowance in the future.

As of December 31, 2015, the Company had $5.7 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows (in thousands):

	2015	2014	2013
Balance of unrecognized tax benefits at January 1	$8,566	$7,035	$5,445
Additions for tax positions of prior years	—	41	22
Additions for tax positions related to current year	1,050	1,502	1,811
Reductions for tax positions of prior years	(3,913)	(12)	(243)
Balance of unrecognized tax benefits at December 31	$5,703	$8,566	$7,035

During the current year, $3.8 million of prior year unrecognized tax benefits were recognized as a result of our 2010 audit, providing a current income tax benefit of $1.6 million.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the $5.7 million of unrecognized tax benefits as of December 31, 2015 is recognized, approximately $2.1 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company provides for federal income taxes on the earnings of its foreign subsidiary, as such, earnings are currently recognized as US taxable income.

As of December 31, 2015, the Company is subject to taxation in the United States and Israel. The Company is subject to examination for tax years including and after 2010 for federal income taxes. Certain tax years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

During the second quarter of 2015, the Internal Revenue Service completed its examination of the Company's tax year 2010 federal corporate income tax returns. The Company agreed with the examination results which resulted in a minimal tax payment.

Note 10 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2015 and 2014, there were no discretionary contributions.

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
In 2015, the Company repurchased 4.9 million shares of its outstanding common stock at an average price of $43.99 per share pursuant to the share repurchase program and including the shares repurchased under the ASR settled in the third quarter of 2015.
In 2014, the Company repurchased 2.0 million shares of its outstanding common stock at an average of $45.29 per share pursuant to the share repurchase program.

In 2013, the Company repurchased 0.1 million shares of its outstanding common stock at an average of $31.87 per share pursuant to the share repurchase program. All repurchased shares of common stock have been retired.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All repurchased shares of common stock have been retired.

Note 12 - Convertible Senior Notes

0.25% Convertible Senior Notes Due May 15, 2018
In May 2013, the Company issued $300.0 million aggregate principal amount of 0.25% convertible senior notes (the "Notes") due May 15, 2018 , unless earlier purchased by the Company or converted. Interest is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2013.
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
As of December 31, 2015, the Notes were not yet convertible.
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
In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $6.4 million , are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.7 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.6 million on a portion of the equity component transaction costs which are deductible for tax purposes.
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million .
The Notes consist of the following (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015	December 31, 2014
Liability component:
Principal	$300,000	$300,000
Less: debt discount, net of amortization	(32,382)	(44,782)
Net carrying amount	$267,618	$255,218

Equity component (1)	$63,510	63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2015	2014	2013
0.25% coupon	$750	$750	$469,000
Amortization of debt issuance costs	1,247	1,179	705,000
Amortization of debt discount	12,400	11,726	7,002,000
	$14,397	$13,655	$8,176,000

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

The Chief Operating Decision Maker ("CODM") function uses gross profit to evaluate the performance of the segments and allocate resources. Management considers gross profit to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level which direct costs associated with the performance of the segment are monitored. Cost of revenue for the Consumer segment consists of costs directly attributable to the production of personalized products for all of the Company's brands, including direct materials, shipping charges, and payroll and related expenses for direct labor; rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of revenue for the Enterprise segment consists of costs which are direct and incremental to the Enterprise business. These include production costs of Enterprise products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company's segment results for fiscal 2015, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Consumer
Net revenues	$961,418	$870,959	$745,970
Cost of net revenues	436,050	394,265	327,145
Gross profit	$525,368	$476,694	$418,825
Gross profit as a percentage of net revenues	55%	55%	56%

Enterprise
Net revenues	$98,011	$50,621	$37,672
Cost of net revenues	79,789	43,456	29,480
Gross profit	$18,222	$7,165	$8,192
Gross profit as a percentage of net revenues	19%	14%	22%

Corporate
Net revenues	$—	$—	$—
Cost of net revenues	12,239	14,999	12,968
Gross profit	$(12,239)	$(14,999)	$(12,968)

Consolidated
Net revenues	$1,059,429	$921,580	$783,642
Cost of net revenues	528,078	452,720	369,593
Gross profit	$531,351	$468,860	$414,049
Gross profit as a percentage of net revenues	50%	51%	53%

Note 14 - Related Party Transactions

The Company’s Chief Executive Officer, Jeffrey Housenbold, was appointed to Chegg, Inc.'s ("Chegg") Board of Directors in May 2013 and to Groupon, Inc.'s ("Groupon") Board of Directors in October 2013. During the year ended December 31, 2015, the Company conducted business with both Groupon and Chegg. The Company's business with Groupon during the year consisted primarily of offering its products as part of Groupon’s flash deals. The Company's business with Chegg primarily consisted of advertising campaigns, and commercial print services with its Enterprise segment.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2015, 2014 and 2013, the Company paid approximately $3.5 million, $3.3 million, and $2.7 million, respectively, in commissions to Groupon related to these Flash deals. As of December 31, 2015 and 2014, the Company had a receivable balance of approximately $0.8 million and $0.5 million, respectively, with Groupon.

During the years ended December 31, 2015 and 2014, the Company earned revenue of approximately $0.5 million from Chegg. The Company did not earn any revenue from Chegg in 2013. As of December 31, 2015, the Company did not have a receivable balance with Chegg. The Company had a receivable balance of approximately $0.5 million as of December 31, 2014.

The Company's Board of Directors includes Michael Zeisser who was appointed to XO Group Inc.'s ("XO Group") Board of Directors in July 2013. During the year ended December 31, 2015, the Company conducted business with XO Group which consisted of various marketing campaigns. The Company paid XO Group approximately $1.8 million, $1.4 million, and $0.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. The Company had a payable balance of approximately $0.2 million as of December 31, 2015 and 2014 with XO Group.

Management believes that these transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

Note 15 — Restructuring

During the first quarter of 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives. The assets related to the Treat brand were written off in the first quarter of 2015 upon discontinuation of the Treat brand. In the third quarter of 2015, the Company stopped production at the Elmsford, New York manufacturing facility and ceased-use of the manufacturing space. As a result of exiting the facility prior to the lease termination date, the Company recorded a liability of $2.1 million the net present value of future rent payments, adjusted for potential sublease income. The Company will continue to incur employee severance and benefit expenses due to a reduction to headcount as a result of the restructuring activities. These restructuring costs will impact cost of net revenues and operating expenses through the first quarter of 2016.

The following table summarizes the restructuring costs recognized during the year ended December 31, 2015:

Year Ended December 31, 2015
(in thousands)
Employee severance and benefits	$1,043
Other associated costs	2,494
Total	$3,537

The following table summarizes the restructuring activity during the year ended December 31, 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
Accrued liability as of January 1, 2015	$—	$—	$—
Charges	1,043	2,494	3,537
Payments	(577)	—	(577)
Other adjustments	—	(435)	(435)
Accrued liability as of December 31, 2015	$466	$2,059	$2,525

Note 16 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share amounts):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$159,978	$183,879	$167,492	$548,080
Gross profit	$65,271	$87,232	$59,501	$319,347
Net income/(loss)	$(45,103)	$(23,777)	$(63,077)	$131,114

Net income/(loss) per common share:
Basic	$(1.19)	$(0.63)	$(1.73)	$3.73
Diluted	$(1.19)	$(0.63)	$(1.73)	$3.57

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$137,099	$159,148	$142,008	$483,325
Gross profit	$60,756	$75,813	$52,282	$280,009
Net income/(loss)	$(34,214)	$(27,052)	$(46,244)	$99,650

Net income/(loss) per common share:
Basic	$(0.89)	$(0.70)	$(1.20)	$2.59
Diluted	$(0.89)	$(0.70)	$(1.20)	$2.51

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2013	$231	(140)	—	(79)	$12
Year ended December 31, 2014	$12	7	—	(18)	$1
Year ended December 31, 2015	$1	37	—	(28)	$10

Tax Valuation Allowance
Year ended December 31, 2013	$2,203	1,049	—	(380)	$2,872
Year ended December 31, 2014	$2,872	1,978	—	—	$4,850
Year ended December 31, 2015	$4,850	3,394	—	(83)	$8,161

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SHUTTERFLY, INC.
(Registrant)

Dated: February 12, 2016	By:	/s/ Michael Pope
Michael Pope Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date
/s/ Jeffrey T. Housenbold	President, Chief Executive Officer and Director	February 12, 2016
Jeffrey T. Housenbold	(Principal Executive Officer)

/s/ Michael Pope	Senior Vice President and Chief Financial Officer	February 12, 2016
Michael Pope	(Principal Financial Officer)

/s/ Lisa Blackwood-Kapral	Vice President and Chief Accounting Officer	February 12, 2016
Lisa Blackwood-Kapral	(Principal Accounting Officer)

/s/ Philip A. Marineau	Chairman of the Board of Directors and Director	February 12, 2016
Philip A. Marineau

/s/ Eric J. Keller	Director	February 12, 2016
Eric J. Keller

/s/ Ann Mather	Director	February 12, 2016
Ann Mather

/s/ Nancy J. Schoendorf	Director	February 12, 2016
Nancy J. Schoendorf

/s/ Brian T. Swette	Director	February 12, 2016
Brain T. Swette

/s/ Michael P. Zeisser	Director	February 12, 2016
Michael P. Zeisser

/s/ Mario Cibelli	Director	February 12, 2016
Mario Cibelli

/s/ Thomas D. Hughes	Director	February 12, 2016
Thomas D. Hughes

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Restated Bylaws.	10-Q	001-33031	July 31, 2012	3.02
4.01	Form of common stock certificate.	S-1/A	333-135426	August 18, 2006	4.01
4.02	Indenture, dated as of May 20, 2013, by and between Shutterfly, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-33031	May 20, 2013	4.01
10.01	Form of Indemnity Agreement.*	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan, as amended.*	10-Q	001-33031	November 5, 2013	10.01
10.04	Forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement under the 2006 Equity Incentive Plan, as amended.*	10-K	001-33031	February 7, 2011	10.24
10.05	Form of Inducement Restricted Stock Unit Award Agreement.*	10-K	001-33031	February 14, 2013	10.04
10.06	2015 Equity Incentive Plan.*	DEF 14A	001-33031	November 18, 2015	Appendix A
10.07	Forms of restricted stock unit agreements, stock appreciation right agreement and stock bonus agreement under the 2015 Equity Incentive Plan.*	S-8	001-33031	December 30, 2015	99.1
10.08	Shutterfly, Inc. 2015 CEO Compensation Plan. (as amended May 22, 2015).*	10-Q	001-33031	August 6, 2015	10.01
10.09	Shutterfly, Inc. 2015 Quarterly Bonus Plan (CEO & eStaff).*	10-Q	001-33031	May 7, 2015	10.02
10.1	Shutterfly, Inc. Executive Stock Ownership Guidelines, as amended.*	10-Q	001-33031	May 3, 2012	10.03
10.11	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.12	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.02
10.13	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.03
10.14	Amendment Number 4 to Employment Agreement dated November 30, 2015 for Jeffrey T. Housenbold.*	8-K	001-33031	December 1, 2015
10.15	Offer Letter dated March 21, 2005 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.03

10.16	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.04
10.17	Amendment Number 3 to Offer Letter dated December 10, 2015 for Dan McCormick.*	8-K	001-33031	December 10, 2015	99.2
10.18	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.19	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.2
10.20	Offer Letter dated March 5, 2012 for John Boris.*	10-Q	001-33031	May 7, 2013	10.02
10.21	Offer Letter dated October 9, 2014 for Satish Menon.*	10-K	001-33031	February 18, 2015	10.18
10.22	Supply Agreement, dated as of April 20, 2007, by and between Shutterfly, Inc. and FUJIFILM U.S.A, Inc.**	10-Q	001-33031	August 1, 2007	10.18
10.23	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001-33031	May 3, 2010	10.01
10.24	Amendment No. 2 to Supply Agreement made as of August 23, 2012 by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001.33031	November 6, 2012	10.02
10.25	Credit Agreement, dated as of November 22, 2011, by and among the Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A.	10-K	001-33031	February 13, 2012	10.25
10.26	Amendment No. 1 to Credit Agreement, dated as of May 10, 2013, by and among Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33031	May 13, 2013	10.01
10.27	Incremental Commitment Agreement dated as of December 6, 2013. by and among Shutterfly, Inc., the Incremental Lenders (as defined therein) and JPMorgan Chase Bank, N.A.	10-K	001-33031	February 12, 2014	10.07
10.28	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.01
10.29	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.02
10.30	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.03
10.31	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.04

10.32	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.05
10.33	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.06
10.34	Letter Agreement, dated May 14, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.07
10.35	Letter Agreement, dated May 14, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.08
10.36	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.09
10.37	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.10
10.38	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.11
10.39	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.12
10.40	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.13
10.41	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.14
10.42	Letter Agreement, dated May 15, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.15
10.43	Letter Agreement, dated May 15, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.16
10.44	Offer Lettered dated October 23. 2015, by and between Shutterfly, Inc. and Mike Pope.*	8-K	001-33031	October 27, 2015	10.1
10.45	Form of Executive Retention Agreement.	8-K	001-33031	December 28, 2015	99.1
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See signature page of this Form 10-K).					X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	X
101
The following financial statements from Shutterfly Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Comprehensive Income/(Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.
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