Form 10-K/A
period 2015-12-31
SHUTTERFLY INC
filed 2016-04-29
CIK 1125920

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

Large accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common stock, $0.0001 par value per share	34,459,976

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the original Annual Report on Form 10-K of Shutterfly, Inc. (“Shutterfly,” the “Company,” “we,” or “us”) for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016 (the “Original Report”). We are filing this Amendment to include the information required by Part III of Form 10-K to be filed as part of the Original Report as we will not be filing our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015. Except as set forth in this Amendment, no other changes have been made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, and does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following is biographical information for each current member of our board of directors (the “Board” or “Board of Directors”). Ages are stated as of April 22, 2016. The primary individual experience, qualifications, attributes and skills of each of our directors that led to the Governance Committee of the Board of Directors’ (the “Governance Committee”) and Board’s conclusion that such director should serve as a member of the Board are also described in the paragraphs that follow.

Name	Age	Position
Philip A. Marineau	69	Chairman of the Board and Interim Chief Executive Officer
Mario D. Cibelli (2)	48	Director
Thomas D. Hughes (3)	56	Director
Eric J. Keller (1*)	63	Director
Ann Mather (1)	56	Director
Nancy J. Schoendorf (2*)(3)	61	Director
Brian T. Swette (1)(3*)	62	Director
Michael P. Zeisser (2)	51	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance Committee
*	Committee Chairperson

Philip A. Marineau has served on our Board of Directors since February 2007 and as the Chairman of the Board since May 2007. Since February 2016, Mr. Marineau has served as our Interim Chief Executive Officer. Since October 2008, Mr. Marineau has served as Partner at LNK Partners, a private equity firm. Prior to LNK Partners, Mr. Marineau was the chief executive of a number of global consumer products companies. From 1999 to 2006, Mr. Marineau served as the President and Chief Executive Officer of Levi Strauss, & Co., a retail apparel company. From 1997 to 1999, he served as President and Chief Executive Officer of Pepsi-Cola North America, a multinational food, beverage and snack corporation. From 1996 to 1997, he served as President and Chief Operating Officer of Dean Foods, a food and beverage company. From 1973 to 1996, Mr. Marineau served in various positions at Quaker Oats Company, a food company (which was subsequently acquired by PepsiCo Inc.), including as its President and Chief Operating Officer. He currently serves on the board of directors of Meredith Corporation, a media company, and is the chair of Meredith Corporation’s audit committee. Mr. Marineau holds a Bachelor of Arts degree from Georgetown University and a Master of Business Administration degree from Northwestern University. Mr. Marineau provides leadership to our management team and guides our Board of Directors. Mr. Marineau’s consumer products and marketing experience provides important insight and guidance to our management team and Board of Directors and is instrumental to the development of our overall business strategy.

Mario D. Cibelli has served on our Board of Directors since June 2015. Mr. Cibelli is the Managing Member of Marathon Partners Equity Management, LLC, an investment management firm, which he founded in January 2001 and has managed since its inception. Mr. Cibelli has been in the investment business since 1990. He has been managing the firm’s oldest fund continuously since 1997. From 1990 to 1991, Mr. Cibelli worked for GAMCO Investors. From 1991 to 1993, he was an analyst in the Capital Markets group of Prudential Securities, a financial services firm. From 1993 until 2013, Mr. Cibelli was employed by Robotti & Company, an institutional investment firm, in various positions. Mr. Cibelli received his Bachelor of Science in Business Management degree from the School of Management at Binghamton University. Mr. Cibelli brings over twenty years of experience in the investment business as a portfolio manager and has extensive knowledge of the capital markets.

Thomas D. Hughes has served on our Board of Directors since July 2015. Mr. Hughes currently serves as a Partner of Cedar Grove Investments, LLC, an early-stage venture firm. From September 2013 to October 2014, Mr. Hughes served as the Vice President of Flickr, an image hosting and video hosting website owned by Yahoo! Inc. From 1991 to 1998, Mr. Hughes served as President of PhotoDisc, which was acquired by Getty Images, Inc., at which point he was employed by Getty Images until 1999. Prior to PhotoDisc, he served as President of Northshore Publishing Systems, Inc., a retailer of PC’s, imagesetters, software and equipment for the publishing industry, from 1984 to 1991. Mr. Hughes previously served as a member of the Boards of Directors or as an advisor to the Boards of Directors of Loudeye, Inc., an encoding company that was later sold to Nokia, from 1999 to 2001, Avenue A, Inc./aQuantive, an online advertising, planning and metrics-based media firm that was later sold to Microsoft Corp., from 1998 to 2001, Vacationspot.com, an ecommerce vacation site that was later sold to Expedia, from 1998 to 2001, Avolo.com, a central exchange for real-time airplane parts, from 2000 to 2003, and RPI Print Inc., a producer of on-demand private-label personalized photo books, greeting cards and stationery for retailers, from July 2011 to September 2013. Mr. Hughes received a B.A. degree in History from the University of Washington.

Mr. Hughes was paid $10,000 by Marathon Partners Equity Management LLC to appear on the slate of director nominees in 2015. Mr. Hughes was paid an additional $10,000 by Marathon Partners Equity Management LLC upon his election and agreement to become a director of the Company.

Eric J. Keller has served on our Board of Directors since March 2006. From October 2008 through July 2014, Mr. Keller served as the Chief Operating Officer of Kleiner Perkins Caufield and Byers, a venture capital firm. Previously, he was the Chief Executive Officer of Movaris, Inc., a financial software company, from March 2004 until its merger with Trintech Group Plc. in February 2008. Mr. Keller serves on the board of directors of Infusionsoft, Inc., a privately-held sales and marketing software company. Mr. Keller holds a Bachelor of Science degree from Cornell University and a Masters of Business Administration degree from the University of California, Berkeley. Mr. Keller brings executive and financial experience to our Board, as well as significant knowledge of technology companies. He is also an “audit committee financial expert” as that term is defined in applicable SEC rules and NASDAQ listing standards.

Ann Mather has served on our Board of Directors since May 2013. Ms. Mather has been a director of Glu Mobile Inc., a mobile games publisher, since September 2005, Alphabet, Inc., a technology company, since November 2005, Netflix, Inc., a media company, since July 2010, Arista Networks, Inc., a computer networking company, since June 2013. Since May 2011, Ms. Mather has been an independent trustee to the Dodge & Cox Funds (a mutual fund company) board of trustees. Ms. Mather serves as the audit committee chair for Alphabet, Netflix and Arista Networks. From 1999 to 2004, Ms. Mather was Executive Vice President and Chief Financial Officer of Pixar, a computer animation studio where she was responsible for finance, administration, business affairs, investor relations and human resources. Prior to her service at Pixar, Ms. Mather was Executive Vice President and Chief Financial Officer at Village Roadshow Pictures, the film production division of Village Roadshow Limited. Ms. Mather holds a Master of Arts degree from Cambridge University. Ms. Mather brings executive and financial experience to our Board and her service on other public company boards provides considerable experience that contributes to our Board’s overall effectiveness. Moreover, Ms. Mather’s extensive experience serving on audit committees enhances our Audit Committee’s effectiveness.

Nancy J. Schoendorf has served on our Board of Directors since February 2004. Ms. Schoendorf has been a Managing Partner with Mohr, Davidow Ventures, a venture capital firm, since June 1993, where she focuses on investments in software and services companies. Prior to Mohr, Davidow Ventures, Ms. Schoendorf spent 17 years in the computer industry in management or executive positions with Sun Microsystems, Inc., a provider of network computing products and services, Software Publishing Corporation, an international supplier of business productivity software, and at Hewlett-Packard Company, a global technology company. She currently serves on the boards of directors of several privately held companies. Ms. Schoendorf holds a Bachelor of Science degree in Computer Science and Mathematics from Iowa State University and a Master of Business Administration degree from Santa Clara University. Ms. Schoendorf’s experience in technology development and venture capital provides a valuable perspective to our management team and Board of Directors, particularly with respect to our product and services strategy and total compensation strategy.

Brian T. Swette has served on our Board of Directors since September 2009. Mr. Swette served as a director of Burger King Holdings, Inc., the world’s second largest fast food hamburger restaurant chain, from 2002 to 2011 and became Burger King’s Non-Executive Chairman in 2006. Previously, he served as the Chief Operating Officer of eBay Inc., an online commerce company, from 1998 to 2002. Prior to eBay, Mr. Swette was Executive Vice President and Chief Marketing Officer of Pepsi-Cola (now PepsiCo Inc.). Mr. Swette currently serves on the board of directors of Care.com, Inc., an Internet care services company, as well as on the boards of directors of privately held companies. From 2006 to 2014, Mr. Swette previously served on the board of directors of Jamba, Inc., a retail beverage company. Mr. Swette holds a Bachelor of Science degree in Economics from Arizona State University. Mr. Swette brings to the Board his marketing, strategy and management experience as well as significant knowledge of Internet companies and consumer industries. In addition to his marketing skills, Mr. Swette’s experience building fast-growth e-commerce businesses brings a unique and relevant perspective to our Board of Directors and management.

Michael P. Zeisser has served on our Board of Directors since March 2013. Mr. Zeisser has served as Chairman, US Investments for Alibaba Group Holding Ltd., one of the largest Internet companies in the world, since October 2013. Prior to Alibaba, Mr. Zeisser served as Senior Vice President of Liberty Interactive Corporation (formerly known as Liberty Media Corporation), a digital media and Internet commerce company, from September 2003 to November 2012 where he oversaw consumer-facing Internet and e-commerce investments and companies. Prior to his tenure at Liberty, Mr. Zeisser was a partner at McKinsey & Company, a global management consulting firm, from December 1996 to September 2003. Mr. Zeisser currently serves on the board of directors of XO Group, Inc., a consumer Internet company and Time, Inc., a media company. During the past five years Mr. Zeisser has served as a member of the boards of directors of TripAdvisor, Inc., a travel website company, and IAC/Interactive Corp, a digital media and eCommerce company. Mr. Zeisser graduated from the University of Strasbourg, France and the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Zeisser is currently a member of the Media Advisory Group of the American Association for the Advancement of Science. Mr. Zeisser has extensive insight into, and unique and specialized experience regarding, the Internet and digital media. He also possesses significant experience with respect to international operations and business strategy.

There are no family relationships among any of our directors and executive officers.

Executive Officers

The following is biographical information for our executive officers as of April 22, 2016.

Name	Age	Position
Dwayne A. Black	48	Senior Vice President, Operations
John Boris	43	Senior Vice President, Chief Marketing Officer
Tracy Layney	43	Senior Vice President, Chief Human Resources Officer
Ishantha Lokuge	49	Senior Vice President and Chief Product Officer
Satish Menon	58	Senior Vice President, Chief Technical Officer
Michael Pope	49	Senior Vice President and Chief Financial Officer
Karl Wiley	45	Senior Vice President and General Manager

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

John Boris has served as our Senior Vice President, Chief Marketing Officer since April 2012. Mr. Boris joined Shutterfly from travel publisher Lonely Planet, a travel guide book publisher owned by NC2 Media, where he served as Executive Vice President and Managing Director for Lonely Planet Americas from October 2009 to April 2012. Prior to Lonely Planet, from 2006 to 2009, Mr. Boris was Senior Vice President, Marketing at Zagat Survey, a provider of consumer survey-based leisure information, and acquired by Google, Inc. Prior to Zagat Survey, Mr. Boris held leadership positions at 1-800 Flowers.com, a floral and gourmet foods gift retailer, and FreshDirect, Inc., an online grocery. Mr. Boris holds a Master of Business Administration degree from New York University Stern School of Business and a Bachelor of Arts degree from Middlebury College.

Tracy Layney joined Shutterfly in June 2015 as Senior Vice President and Chief Human Resources Officer. Ms. Layney is responsible for our people strategy, including recruiting, employee engagement, talent management, compensation and benefits, human resources technology and employee communications. Additionally, Ms. Layney oversees the Shutterfly Foundation. Prior to joining Shutterfly, from 2004 to 2014, Ms. Layney held various HR roles at Gap Inc., a retail apparel company. Most recently, she served as Senior Vice President of Global Human Resources and Communications at Old Navy, and before that as Vice President of Global HR Strategy, Technology and Operations. From 2003 to 2004, Ms. Layney served as Senior Organization Readiness Manager at Levi Strauss & Company, a retail apparel company, and from 1999 to 2003, she served as a Principal Consultant in the Organization and Change Strategy practice at PricewaterhouseCoopers/IBM Business Consulting Services, the consulting division of IBM. Ms. Layney holds a Bachelor of Arts degree in English from the University of Pennsylvania.

Ishantha Lokuge has served as our Senior Vice President and Chief Product Officer since July 2012. Previously, Mr. Lokuge was VP of Product at Shutterfly. Mr. Lokuge joined Shutterfly in 2006 as Senior Director of User Experience. Prior to joining Shutterfly, from 2003 to 2006, Mr. Lokuge served as a Director at eBay, Inc. where he led the Selling Experience team. From 2000 to 2002, Mr. Lokuge served as CEO and cofounder of Urbanpixel, an integrated social networking company; From 1996 to 2000, Mr. Lokuge held operational roles at Healtheon/WebMD, an online medical information source, and at Netscape, a computer services company, and Silicon Graphics, Inc., a computing solutions manufacturer. Mr. Lokuge earned his Master of Media Arts and Sciences degree from the MIT Media Lab, a Master of Science degree in Computer Science from Tufts University, and a Bachelor of Arts degree in Computer Science from Brandeis University.

Satish Menon has served as our Senior Vice President and Chief Technical Officer since November 2014. Mr. Menon joined Shutterfly from UV Labs, a technology incubator, where he served as Head of EdTech from December 2012 to October 2014. Prior to UV Labs, from June 2009 to November 2012, Mr. Menon was the Senior Vice President and Chief Technical Officer of Apollo Education Group, Inc., an educational services and support company. From 2006 to 2009, Mr. Menon served as Vice President of the Consumer Platforms Group at Yahoo! Inc., an Internet technology company. Mr. Menon also held technology leadership positions at Kasenna, Inc., a video on demand company, from 2000 to 2006 and Silicon Graphics, Inc., a computer hardware and software company, from 1994 to 2000. Mr. Menon has served on the Scientific Advisory Board of MedGenome Labs Pvt Ltd, a provider of clinical genomics solutions for personalized healthcare, since November 2012. Mr. Menon holds a Ph.D. in Computer Science from Georgia Institute of Technology, Master of Science degrees in Computer Science and Mechanical Engineering from New Jersey Institute of Technology and a Bachelor of Science degree in Mechanical Engineering from the University of Calicut, India.

Michael Pope has served as our Senior Vice President and Chief Financial Officer since October 2015. Previously, from 2013 to 2015, Mr. Pope served as Chief Financial Officer of Clean Power Finance, a residential solar power financing company. From 2008 to 2012, Mr. Pope held the positions of Chief Operating Officer and Chief Financial Officer at MarketTools, an Internet-based market research company, Vice President at BearingPoint, a management and technology consulting firm, President and Chief Operating Officer at Network General, a packet-analysis technology company, President and Chief Executive Officer at DigitalThink, an e-learning enterprise solutions company, and Chief Financial Officer and Chairman of the Audit Committee at Dionex, a chemical systems company, which was subsequently acquired by Thermo Scientific. Mr. Pope started his career in banking and earned a Bachelor of Arts from Stanford University and a Master of Business Administration degree from the Haas School of Business at the University of California, Berkeley.

Roland Karl Wiley has served as our Senior Vice President and General Manager since October 2014. Previously, Mr. Wiley was Vice President and General Manager of Shutterfly. Mr. Wiley joined Shutterfly in July 2009 as Senior Director of Services. Before joining Shutterfly, from 2008 to 2009, Mr. Wiley served as the President of Motif, Inc., a global outsourcing service provider, as COO of MicroPlace, an online marketplace for microfinance investments, from 2006 to 2008, as General Manager of eBay, Inc.’s technology and media categories from 2004 to 2006, as Senior Manager of eBay, Inc.’s Business and Industrial categories from 2001 to 2004, and as VP of International Operations for Alibris, an online book retailer, from 2000 to 2001. Mr. Wiley also served in management roles at Lycos, an Internet search engine, and Deloitte Consulting, an advisory services provider. Mr. Wiley earned his Bachelor of Arts degree from Duke University, his Master of Arts degree from George Washington University, and his Master of Business Administration from Harvard Business School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met, except that Form 4s for Dwayne Black, Eric Keller, Philip Marineau, Ann Mather, Brian Swette, Nancy Schoendorf and Michael Zeisser to report a new grant of RSUs, a Form 4 for Eric Keller to report a sale transaction effected pursuant to a Rule 10b5-1 trading plan, Form 3s for Thomas Hughes and Tracy Layney to report their initial ownership of Shutterfly securities and a Form 4 for Brian Regan to report the automatic sale to cover tax withholding due on the vesting of restricted stock units were inadvertently filed late.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees. We have also adopted an additional written code of ethics, the Code of Conduct and Ethics for Chief Executive Officer and Senior Finance Department Personnel, that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by our Chief Financial Officer. These codes are available on our website at ir.shutterfly.com/corporate-governance.cfm. To satisfy the disclosure requirement under Item 5.05 of Form 8-K, any amendments to the codes or grant of any waiver from a provision of the codes to any executive officer or director, will be promptly disclosed on our website at the above-referenced address, as well as by any other means then required by the NASDAQ Global Select Market (“NASDAQ”) rules or applicable law.

Audit Committee

The Company has a standing Audit Committee of the Board of Directors (the “Audit Committee”). The current members of the Audit Committee are Messrs. Keller (Chairman) and Swette, and Ms. Mather.

The Board has determined that each member of the Audit Committee is an independent director under applicable SEC and NASDAQ rules and meets the requirements for financial literacy under applicable NASDAQ rules. The Board has also determined that Mr. Keller is an “audit committee financial expert” as defined under SEC rules.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides an overview of the material components of our 2015 executive compensation program for:

•	Jeffrey Housenbold, our former President and Chief Executive Officer (“CEO”);

•	Michael Pope, our Senior Vice President and Chief Financial Officer (“CFO”);

•	Tracy Layney, our Senior Vice President and Chief Human Resources Officer;

•	Dwayne Black, our Senior Vice President, Operations;

•	Daniel McCormick, our former Senior Vice President, Chief Operating Officer (“COO”); and

•	Brian Regan, our former Senior Vice President and Chief Financial Officer.

We refer to these executive officers collectively in the CD&A and related compensation tables as the “named executive officers” (“NEOs”).

In this CD&A we provide a summary of our recent achievements, an overview of our executive compensation program, a description of the overall compensation program objectives and an analysis of each component of compensation that we provide to our NEOs. In addition, we explain how and why the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation policies and decisions involving the NEOs during and for 2015. We also provide forward-looking disclosure of changes for 2016, which are in response to the stockholder advisory vote on our executive compensation program (the “Say-on-Pay Vote”) conducted in June 2015. Our responses to the 2015 Say-on-Pay Vote impact the 2016 executive compensation program because most 2015 compensation decisions were already completed by the time the 2015 Say-on-Pay Vote was conducted.

Executive Summary

As the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands, we operate in numerous dynamic markets. With our headquarters located in the highly-competitive and entrepreneurial Silicon Valley, we compete for executive talent with a large number of early-stage venture-backed companies, pre-IPO companies, newly public, and mature publicly-traded companies, most of which operate in the high-growth technology sector.

During 2015 and early 2016, there were several changes in our executive management team, including our recruitment of a new CEO. These events, along with our 2015 Say-on-Pay vote, were important factors in the Compensation Committee’s decision making with regards to 2015 and 2016 compensation for our NEOs.

CEO:

•	We entered into a transition agreement with Mr. Housenbold on November 30, 2015, pursuant to which he resigned as President and CEO and as a member of our Board effective February 19, 2016.

•	Following Mr. Housenbold’s resignation, our Non-Executive Chairman of the Board, Mr. Marineau, was appointed as our Interim CEO.

•	In March 2016, following an extensive search process led by members of our Board, Mr. Christopher North was selected as our new President and CEO. This appointment will be effective upon his commencement of employment, which is expected to occur on May 31, 2016.

Other NEOs:

•	In June 2015, Ms. Layney joined us as our Senior Vice President and Chief Human Resources Officer.

•	In November 2015, Mr. Regan resigned as our Senior Vice President and CFO.

•	In October 2015, Mr. Pope joined as Senior Vice President and CFO to succeed Mr. Regan.

•	In December 2015, we entered into a transition agreement with Mr. McCormick pursuant to which he resigned as Senior Vice President, Chief Operating Officer and an employee of the Company effective February 19, 2016.

In 2015, we engaged with our stockholders to solicit feedback on our executive compensation programs. We addressed key concerns raised by stockholders in the design of the 2016 executive compensation program. For further detail, see “–2015 CEO Compensation, 2015 Say-on-Pay Vote, and Compensation Committee Response.”

What We Learned	How We Responded
Stockholders expressed concern about our CEO’s target total direct compensation opportunity.

•     Following the 2015 Say-on-Pay vote, the Compensation Committee determined to reduce our former CEO’s target total direct annual compensation from $16.9 million to $9.4 million (such compensation was not actually provided due to his resignation).

•     In connection with the hire of our new CEO, the Compensation Committee approved a compensation package with average value expected at $7 million when spread over four years (the actual value to be disclosed in the next proxy statement will be based on our share price on the date of grant for equity awards, which has not yet occurred).

Stockholders expressed concern that our adjusted EBITDA performance measure, used in our annual and long-term incentives, does not adequately reflect Company performance.

•     The Compensation Committee changed its approach for performance-based long-term incentives with our new CEO’s compensation package: instead of granting an award tied to pre-specified goals, the Compensation Committee approved a grant of stock options so that the compensation value would be directly tied to, and dependent on, increasing our stock price.

2015 Performance Highlights

While 2015 brought transition in our executive leadership team, we continued to grow in a competitive market and made investments to deliver future stockholder value. Brief highlights of our 2015 performance include:

•	Net revenues increased year-over year by 15% to $1.06 billion;

•	Adjusted EBITDA increased year-over-year by 15% to $192.0 million;

•	Transacting customers totaled 9.8 million, a 6% year-over-year increase;

•	Returned $215.9 million to stockholders through repurchase of 4.9 million shares; and

•	Delivered 1-year and 3-year total stockholder return of 6.9% and 49.2%, respectively.

For a reconciliation of adjusted EBITDA, a financial measure not in accordance with U.S. generally accepted accounting principles (“GAAP”) to its most directly comparable measures prepared in accordance with GAAP, please see below “–Reconciliation of Non-GAAP Financial Measure.”

2015 CEO Compensation, 2015 Say-on-Pay Vote, and Compensation Committee Response

In late 2014, the Compensation Committee approved a 2015 compensation package for our then CEO, Mr. Housenbold. Our CEO’s target total direct compensation opportunity was increased from $9.3 million to $16.9 million, with the increase largely in equity awards tied to performance and service-based vesting criteria over multiple years. The Compensation Committee approved the increase in compensation due to Mr. Housenbold’s low unvested equity value and resulting retention concerns. The new compensation package was intended to motivate and retain Mr. Housenbold during a critical period of corporate growth and the roll-out of our new Shutterfly 3.0 platform.

Leading up to our 2015 Annual Stockholder Meeting (“2015 Annual Meeting”), we reached out to many of our largest institutional stockholders regarding our executive compensation program (in total, 30 of our largest institutional stockholders, holding 86.5% of our outstanding shares). We had active engagement with approximately 60% of our largest institutional stockholders. The amount and form of our CEO’s 2015 compensation was the most common and significant concern raised by our stockholders. At our 2015 Annual Meeting, our stockholders did not approve our Say-on-Pay proposal, with only 22% of votes cast in support. In addition, two directors nominated by our stockholder Marathon Partners Equity Management, LLC (“Marathon”) were elected. Following the Annual Meeting, Mario Cibelli, managing member of Marathon, was appointed to the Compensation Committee. The Compensation Committee then undertook a comprehensive review of our executive compensation program and completion of a market assessment by the Compensation Committee’s independent compensation consultant. Due to the timing of the 2015 Annual Meeting, the Compensation Committee’s actions taken in response to stockholder feedback were to be reflected in our 2016 compensation program.

As a result of the Compensation Committee’s review, our CEO’s target compensation package, consisting of salary, target annual bonus, and grant date value of long-term incentives, was to be reduced by 44% for 2016 to $9.4 million. The mix of long-term incentives was to be 60% performance-based, compared to 55% in 2015.

In November 2015, we entered into a transition agreement with Mr. Housenbold, pursuant to which he resigned as our CEO and as a member of the Board effective February 19, 2016. Therefore, none of the planned 2016 compensation package was awarded. Under the transition agreement, Mr. Housenbold was provided a cash payment of $5.0 million upon separation and forfeited all remaining unvested equity awards. The Compensation Committee approved the separation benefit in order to provide for a smooth transition in leadership, including Mr. Housenbold’s leadership through the end of our fourth quarter, completion of our annual reporting, and filing of our Annual Report on Form 10-K.

Due to Mr. Housenbold’s resignation, a substantial portion of his 2015 compensation in the Summary Compensation Table in our proxy statement for the 2015 Annual Meeting was not ultimately delivered. In total, Mr. Housenbold earned only $6.2 million, or 37%, of his target 2015 compensation opportunity of $16.9 million, plus the $5.0 million separation payment noted above.

The following table compares Mr. Housenbold’s target 2015 compensation package, the actual value received from his 2015 compensation package, and his planned 2016 compensation package.

Mr. Housenbold’s Total Direct Compensation

Component of Compensation	2015 Target		2015 Actual		2016 Planned Target
Base Salary	$700,000		$700,000		$700,000
Target Annual Cash Bonus	$700,000		$729,550		$700,000
Restricted Stock Units (“RSUs”)	$6,805,620	(1)	$2,485,620	(2)	$3,200,000
Performance-Based Restricted Stock Units (“PBRSUs”)	$8,654,580		$2,293,270	(3)	$4,800,000

TOTAL	$16,860,200		$6,208,440		$9,400,000

(1)	Due to the date of approval by the Compensation Committee, Mr. Housenbold’s 2015 RSUs award was disclosed as 2014 compensation in the compensation tables of our proxy statement for the 2015 Annual Meeting.
(2)	Reflects value of 54,000 RSUs upon vesting date on November 23, 2015, based on our closing share price of $46.03 on such vesting date. The remaining 108,000 RSUs were forfeited.
(3)	Reflects value of 56,722 PBRSUs upon vesting date January 20, 2016, based on our closing share price of $40.43 on such vesting date. The remaining 141,278 shares of the target PBRSUs award were forfeited upon separation on February 19, 2016.

Compensation for New CEO

The compensation package for our new CEO, Mr. North, was developed by our Compensation Committee after taking into account stockholder feedback regarding our prior CEO’s compensation, market competitive pay levels within our revised peer group, and the value of compensation forfeited by Mr. North upon leaving his prior employer. The Compensation Committee believed that Mr. North’s compensation should be principally tied to increases in share price and, accordingly, granted a substantial portion of his compensation as stock options.

The principal aspects of Mr. North’s compensation are as follows (for full details, including definitions of capitalized terms below, see Mr. North’s offer letter of employment filed as Exhibit 99.1 to our Form 8-K filed with the SEC on March 17, 2016):

•	Initial base salary of $700,000 for the first two years of employment, which will then increase to $750,000 commencing immediately following his second anniversary of his start date.

•	Target annual bonus opportunity equal to 100% of his base salary, guaranteed to be paid at least at target for 2016, which will be pro-rated based on his start date.

•	Transition bonus of $1,500,000, a portion of which is subject to repayment upon voluntary resignation without Good Reason or termination for Cause (each as defined in his offer letter of employment) during the first two years of his employment.

•	Option award covering 850,000 shares of common stock, vesting over four years, with 25% of such shares to vest on the one year anniversary of his start date, and 1/48th of such shares to vest monthly thereafter.

•	RSU award for 150,000 shares, vesting in annual installments of 40,000, 50,000, and 60,000 RSUs over three years.

¡	RSU award was granted in consideration of forfeited stock-based compensation from Mr. North’s former employer.

•	Upon a qualifying termination of employment not in connection with a change-in-control (“CIC”), vesting accelerates for 100% of the initial RSU award and, if such termination is after the first anniversary of hire, 12 months of the initial option award; vesting for the option award is increased to 100% if the qualifying termination occurs in connection with a CIC after two years of employment.

There are several key differences between Mr. North’s compensation compared to Mr. Housenbold’s compensation that the Compensation Committee believes are in the best interests of stockholders:

•	Reduced average target total direct compensation opportunity to $7.0 million over first four years of employment compared to $9.4 million for our former CEO.

¡	If excluding the RSU award, which represented a partial buyout of Mr. North’s forfeited equity compensation from his previous employer, then the average value of his total direct compensation at target falls to $5.2 million.

•	Emphasis on stock options as the primary form of long-term incentive award to directly align Mr. North and the Company to increase stockholder value.

¡	Our discussions with stockholders affirmed the Compensation Committee’s belief that stock options are an appropriate and effective tool for incentivizing stockholder value creation, even if vesting and exercisability is not tied to specific performance measures. Simply put, the CEO’s option award will only deliver value if our stock price increases, and the CEO is employed through the vesting period, and the option is exercised when the price of the stock option exceeds the grant price during the option’s term.

•	Provided for less than 100% vesting of the initial option award following a qualifying termination in connection with a CIC during the first two years of employment (versus typical provision of 100% acceleration for a qualifying CIC termination for a CEO in our compensation peer group).

¡	The Compensation Committee included this provision to balance typical acceleration provisions for a CEO with the front-loaded nature of Mr. North’s compensation package.

Our Corporate Values, Compensation Philosophy and Practices

Our Values

We seek to be a transformative global organization that improves peoples’ lives, as reflected in our corporate values:

•	Our Vision: Our vision is to make the world a better place by helping people share life’s joy.

•	Our Mission: Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.

•	Our Values: We passionately pursue excellence in everything we do. We inspire customers and each other to be creative and to achieve more than was thought possible. We act as owners of the Company, doing the right thing proactively, decisively and based on facts. We are committed to supporting each other and providing great service, quality and value to our customers. We treat each other and our customers as we would want to be treated.

•	Our Corporate Goals: Each year, we establish overall corporate financial and non-financial goals as an integral part of our strategy to improve corporate performance and increase stockholder value. Our executive compensation program, policies and practices are designed to create incentives for outstanding execution and to reward our employees for their contributions towards achieving such goals.

Our Compensation Philosophy

Our compensation philosophy provides the guiding principles for structuring our executive compensation program. The objective of our program is to attract, motivate and retain the exceptional leaders we need in order to drive stockholder value, fulfill our vision and mission, uphold our values and achieve our corporate objectives.

•	Compensation Should Reflect our Pay-for-Performance Culture. Pay should be directly linked to performance. Accordingly, a significant portion of executive compensation is contingent on, and varies based on, growth in stockholder value, achievement of our corporate performance goals and individual contributions to our success.

•	Compensation Should Enhance Stockholder Value. Compensation should create management incentives to achieve short-term results in a manner that also supports our long-term strategic and financial goals. Annual performance-based cash bonuses create incentives for achieving results that enhance stockholder value in the short-term, while equity awards serve to align the interests of our executives with our stockholders over the long-term. Our compensation policies and practices are designed to balance short-term and long term interests, and to prevent the opportunity for inappropriate risk-taking that would have a material adverse effect on us.

•	Compensation Level and Mix Should Reflect Responsibility and Accountability. Total compensation is higher for individuals with greater responsibility, greater ability to influence achievement of our corporate goals and greater accountability for those goals. Furthermore, as responsibility increases, a greater portion of the executive’s total compensation is performance-based pay, contingent on the achievement of corporate and individual performance objectives.

Over the last year, the Compensation Committee reviewed how our executive compensation program aligns with the philosophy, including the selection of performance metrics in annual and long-term incentive compensation plans. In the compensation package for our new CEO, the Compensation Committee focused on motivating stock price growth instead of a specific financial measure to directly link compensation value with increases in stockholder value.

Executive Compensation Policies and Practices

We endeavor to maintain sound executive compensation policies and practices, including corporate governance standards, consistent with our executive compensation philosophy.

What We Do:

✓     Pay for Performance – Our executive compensation program is designed to align executive pay with the Company’s financial performance. A significant portion of our executives’ compensation opportunity is variable and is tied to achievement of our financial performance targets and changes in our stock price.

✓     Annual Compensation Review – The Compensation Committee conducts an annual review of our executive compensation philosophy and strategy, including a review of the compensation peer group used for comparative purposes.

✓     Annual Advisory Vote on Executive Compensation (Say-on-Pay) – We offer our stockholders the opportunity to vote annually on our executive compensation program. The Compensation Committee considers the outcome of each vote, as well as direct feedback from related stockholder engagement, when making future compensation decisions.

✓     Performance-Based Equity Awards – We grant a mix of equity incentives, composed of (i) stock options (new CEO grant only), (ii) time-based restricted stock units and (iii) performance-based restricted stock units, with performance based on adjusted EBITDA, revenue, and relative total stockholder return (former CEO grant only).

✓     Regular Review of Stock-based Compensation – We evaluate share utilization by reviewing ongoing grants, forfeitures, overhang levels (dilutive impact of equity compensation to our stockholders), and annual burn rates (the aggregate shares awarded as a percentage of total outstanding shares).

✓     Stock Ownership Guidelines – We maintain a stock ownership policy for our CEO and the members of our Board which requires each of them to own a specified amount of our common stock. We believe these requirements, combined with certain other elements of our overall compensation program, provide executive officers and directors with appropriate incentives to create long-term value for stockholders while taking thoughtful and prudent risks to grow our value.

✓     Clawback Policy – Consistent with our objective to pay responsibly, we maintain an Executive Officer Recoupment Policy that provides for the recoupment of annual incentive compensation in the event of a financial restatement resulting from the fraud or intentional misconduct of an executive officer. This policy would enable the Compensation Committee to seek recoupment of the incremental portion of annual incentive compensation paid to executive officers in excess of the awards that would have been paid based on the restated financial statements.

✓     Mitigate Undue Risk – Our compensation program is designed to drive financial performance and create stockholder value without encouraging inappropriate or excessive risk taking. We take steps to mitigate excessive risk associated with our compensation program through caps on potential payments, clawback provisions, stock ownership guidelines, and multiple performance targets.

✓ Independent Compensation Consulting Firm – The Compensation Committee is advised by an independent compensation consulting firm that provides no other services to the Company.

What We Don’t Do:
× No Tax Gross-Ups for Excise Taxes – We do not provide tax gross-ups to executives for change-in-control excise taxes.

×     No Pension Plans or Other Post-Employment Defined Benefit Plans – Other than our 401(k) retirement plan generally available to employees, we do not offer defined benefit or contribution retirement plans or arrangements or nonqualified deferred compensation plans or arrangements for the NEOs.

×     No Repricing of Underwater Stock Options or Reloads of Stock Options – The Company’s 2015 Equity Incentive Plan, as amended (the “Plan”), prohibits the repricing of stock options without the consent of stockholders and does not allow for reloads of stock options to the extent stock options are used to pay the exercise price or taxes with respect to stock option exercises.

×     No Hedging Transactions – We prohibit employees, including NEOs and directors, from speculating in our equity securities, including the use of short sales, engaging in any hedging transactions or similar arrangements.

× No Single Trigger Change-in-Control Payments – No payments or benefits are payable solely on the occurrence of a change in control of the Company.

Executive Compensation Process

Role of the Compensation Committee

The Compensation Committee establishes our overall compensation philosophy and reviews and approves our executive compensation program, including the specific compensation of our NEOs. The Compensation Committee relies on its compensation consultant and legal counsel, as well as our CEO, our Chief Human Resources Officer and our executive compensation staff to formulate recommendations with respect to specific compensation actions. The Compensation Committee periodically reviews compensation matters with our Board but makes all final decisions regarding compensation, including base salary levels, target bonus opportunities, actual bonus payments and equity awards for our executive officers.

At least annually, we review our executive compensation program to assess whether it is aligned with our vision, mission, values and corporate goals, provides an appropriate balance of short-term and long-term incentives for our executive officers, is competitive with the compensation of executives in comparable positions at the companies with which we compete for executive talent, and links pay delivery with our stockholders’ interests. The factors considered by the Compensation Committee in determining the compensation of our NEOs for 2015 included:

•	the recommendations of our CEO (except with respect to his own compensation) as described below;

•	our corporate growth and other elements of our financial performance;

•	our corporate and individual achievements against our short-term and long-term performance objectives;

•	the individual performance of each NEO against his or her management objectives;

•	a review of the relevant competitive market analysis prepared by its compensation consultant (as described below);

•	the expected future contribution of the individual executive officer; and

•	internal pay equity based on the impact on our business and performance.

The Compensation Committee did not weight these factors in any predetermined manner, nor did it apply any formulas in making its decisions. Instead, the Compensation Committee considers this information in light of its knowledge of the Company, knowledge of each executive officer, and using its business judgment in making executive compensation decisions.

As part of this process, the Compensation Committee also evaluates the performance of our CEO each year and makes all decisions regarding his base salary adjustments, cash bonus payments and equity awards. Our CEO is not present during any of the deliberations regarding his compensation.

Role of our CEO

Each year, our CEO evaluates the performance of each of our executive officers, including the other NEOs, based on one or more individual performance objectives established at the beginning of the year. Using his subjective evaluation of each executive officer’s performance, accomplishments during the year and areas of strength and areas for development, and taking into consideration our corporate and financial performance during the preceding year, he then makes recommendations to the Compensation Committee regarding base salary adjustments for the current year, as well as bonus payments and equity awards. The Compensation Committee considers these recommendations, as well as the competitive market analysis prepared by its compensation consultant, in order to determine the individual compensation elements for our NEOs.

Role of Compensation Consultant

Pursuant to its charter, the Compensation Committee has the authority to engage its own legal counsel and other advisors, including compensation consultants, to assist it in carrying out its responsibilities. During 2014 and until March 2015, the Compensation Committee received advice from Compensia, Inc. (“Compensia”) on executive compensation matters. In March 2015, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“FW Cook,” together with Compensia, the “compensation consultants” and each individually, a “compensation consultant”), a national executive compensation consulting firm, as its independent compensation consultant. Compensia and FW Cook provided the Compensation Committee with support regarding the amount and types of compensation that we provide to our executive officers, how these compare to the compensation practices of other companies and advice regarding other compensation-related matters, such as emerging market best practices and regulatory developments.

In measuring the effectiveness of the executive compensation arrangements in supporting our business strategy and its reasonableness as compared to the compensation practices of our peer group companies, FW Cook advised the Compensation Committee on the following:

•	peer group assessment methodology;

•	trends and regulatory developments for executive compensation;

•	the size and structure of the cash components of our executive compensation program (i.e., base salary, target cash bonus levels, and performance measures) relative to our peer group and the broader technology company market;

•	the cost and potential dilution to our stockholders of equity incentives relative to our peer group; and

•	disclosure about our executive compensation.

Based on the consideration of the various factors as set forth in the rules and regulations of the SEC and the listing standards of NASDAQ, the Compensation Committee has determined that its relationships with Compensia and FW Cook and the work performed by these compensation consultants on behalf of the Compensation Committee does not raise any conflict of interest.

Use of Market Data; Compensation Peer Group

Given our unique history, business sector, market competitors and geographical location, we believe that the competitive market for executive talent includes early-stage venture-backed Silicon Valley-based companies (including companies that are preparing for their initial public offering of equity securities), high-growth technology companies, including Internet-based product and services companies and emerging and mature retail companies with an Internet-based e-Commerce business model. Accordingly, we reference compensation data from a compensation peer group of similar public companies using factors described below, with revenues and market capitalizations that are similar to us. This data is supplemented with data from a survey of executive compensation by the Radford Associates, a unit of Aon Hewitt, representing both public and private technology companies that are of similar size with revenues between $500 million and $1 billion. The Compensation Committee considers the compensation practices of the peer group companies as one factor in its compensation deliberations.

This compensation peer group used by the Compensation Committee in connection with its annual review of our executive compensation program in February 2015 consisted of 17 publicly-traded technology companies shown below (the “2015 Peer Group”). At the time the peer group was approved in late 2014, the selected companies had revenues ranging from $415 million to $1.7 billion, with a median of $737 million, and market capitalizations ranging from $940 million to $7.5 billion, with a median of $3.6 billion. Shutterfly was positioned slightly higher than peer group median by revenue and below the median by market capitalization.

ACI Worldwide, Inc.	Informatica, Inc.	TiVo, Inc.
Blackbaud, Inc.	Pandora Media, Inc.	Ultimate Software Group, Inc.
Cadence Design Systems, Inc.	Solera Holdings, Inc.	VeriSign, Inc.
Concur Technologies, Inc.	SS&C Technologies, Inc.	VistaPrint, Inc.
Conversant, Inc.	TIBCO Software, Inc.	Web.com Group, Inc.
Fortinet, Inc.		WebMD Health Group

In October 2015, the Compensation Committee directed FW Cook to evaluate the peer group used as a reference for market positioning and determine whether to recommend potential adjustments to the composition of this compensation peer group. FW Cook undertook a detailed review of the compensation peer group, taking into consideration the size of each company (based on revenues and market capitalization similar to us), industry (focused on e-commerce, Internet, and software companies), and location (focused on the San Francisco Bay Area and other major metropolitan markets).

Following this review, FW Cook recommended to the Compensation Committee the following peer group to consist of 22 publicly-traded technology companies, which the Compensation Committee subsequently approved (the “2016 Peer Group”). The selected companies had revenues ranging from $172 million to $3.2 billion, with a median of $476 million, and market capitalizations ranging from $392 million to $6.2 billion, with a median of $1.6 billion. Shutterfly was positioned slightly higher than peer group median in terms of revenue and slightly lower than the peer group median in terms of market capitalization when the peer group was approved in October 2015. There was limited overlap between the two peer groups because companies with smaller market capitalization values were added in place of companies with larger market capitalization values in order to reposition Shutterfly near the peer group median. Overall, the Compensation Committee believed the new peer group provided a more valid frame of reference for assessing competitive levels of executive compensation because the peers were closer to Shutterfly in size compared to the prior peer group. The companies comprising the updated compensation peer group were as follows:

Blue Nile, Inc.	HomeAway, Inc.	TrueCar, Inc.
Box, Inc.	Pandora Media, Inc.	Web.com Group, Inc.
Cimpress N.V.	Quotient Technology Inc.	WebMD Health Corp.
Etsy, Inc.	RetailMeNot, Inc.	Yelp Inc.
GoDaddy Inc.	Shutterstock, Inc.	Zillow Group, Inc.
GoPro, Inc.	Stamps.com Inc.	zulily, Inc.
GrubHub Inc.	TiVo Inc.	Zynga, Inc.
Groupon

Compensation Program Elements

Our executive compensation program is composed of three primary elements:

•	Base salary;

•	Short-term incentive compensation in the form of quarterly performance-based cash bonuses; and

•	Long-term incentive compensation in the form of equity awards.

Other elements include employment agreements (as well as severance and change in control arrangements), retirement, health and welfare benefits, limited perquisites with a sound business purpose and other personal benefits.

Base Salary

The Compensation Committee sets the base salaries of our NEOs at levels it believes will enable us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall corporate goals. The salary portion of compensation is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics. In determining base salaries, the Compensation Committee takes into account each NEO’s qualifications and experience, position and scope of responsibilities, external pay benchmarks from our 2015 Peer Group, internal pay equity, and job performance. In February 2015, the Compensation Committee approved the 2015 base salaries for the NEOs other than the CEO, which became effective on March 1, 2015, as follows:

Named Executive Officer	2014 Base Salary ($)		2015 Base Salary ($)	Percentage Adjustment
Mr. Housenbold	700,000	(1)	700,000	0.0%
Mr. Pope	N/A		415,000	N/A
Ms. Layney	N/A		330,000	N/A
Mr. Black	302,000		322,000	6.6%
Mr. McCormick	395,000		417,000	5.6%
Mr. Regan	405,000		414,000	2.2%

(1)	Mr. Housenbold’s salary was increased to $700,000 effective December 1, 2014.

The actual base salaries paid to the NEOs during 2015 are set forth in the “Summary Compensation Table” below.

Short-term Performance-based Incentive Program

We use cash bonuses to reward the performance of executive officers, including our NEOs, for their contributions to our overall corporate financial and operational performance for the current fiscal year. We evaluate and reward the performance of our executive officers based on quarterly performance periods because the Compensation Committee has determined this is the most efficient method to set rigorous goals. As illustrated below, the design for the 2015 Quarterly Bonus Plan consisted of the following parameters:

Threshold Earnings Requirement	• An adjusted EBITDA threshold must be met each quarter before any bonus can be earned for that quarter.
2015 Quarterly Bonus Plan Funding

•  If the adjusted EBITDA threshold is met, the 2015 Quarterly Bonus Plan will fund based on net revenue results.

•  Funding is 75% of target for threshold performance, 100% at target performance, and capped at 125% of target.

Compensation Committee Discretion	• The Compensation Committee may exercise negative discretion on funding the 2015 Quarterly Bonus Plan.
Individual Multiplier

•  An individual multiplier is applied to the funded amount based on a discretionary performance review; the adjustments are “zero-sum,” so the total bonuses for executive officers cannot exceed the total bonus pool funding approved by the Compensation Committee.

When 2015 annual bonus opportunities were approved in February 2015, the Compensation Committee believed that adjusted EBITDA and net revenues were appropriate performance measures of our annual performance. Our adjusted EBITDA and net revenue growth performance determined the funding pool for the 2015 Quarterly Bonus Plan, which was then subject to negative discretion from the Compensation Committee. Individual performance multipliers were applied to determine individual bonus amounts, with total payouts to all participants under the 2015 Quarterly Bonus Plan not to exceed the size of the funding pool. The individual multiplier was based on each NEO’s contribution towards achieving our strategic and functional imperatives and meeting the financial objectives of our annual operating plan.

Adjusted EBITDA is a non-GAAP financial measure. The section in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2016 titled “Non-GAAP Financial Measures” contains an explanation of how we calculate this measure and provides a reconciliation of this measure to the most directly comparable GAAP measure.

Target Bonus Opportunities

Under the 2015 Quarterly Bonus Plan, our CEO’s annual target cash bonus was set at 100% of his annual base salary, which was the same percentage as in 2012, 2013 and 2014. The annual target cash bonus opportunities for the other Named Executive Officers was set at 40% of their annual base salary, which was the same percentage as in 2013 and 2014. In addition, the annual target cash bonus opportunities for all participants was weighted by fiscal quarter at 20% of the target annual cash bonus opportunity for each of the first three fiscal quarters of 2015, and 40% for the fourth fiscal quarter to reflect the proportional weight of our quarterly financial target levels relative to our annual revenue and profits. Individual awards under the 2015 Quarterly Bonus Plan could range from 0% to 200% of the target award.

Financial Metrics

The 2015 performance goals for adjusted EBITDA and net revenue performance were developed by the Compensation Committee in February 2015 in light of our recent historical financial performance, planned strategic initiatives, and the then-existing economic environment. The Compensation Committee believed that this design would help ensure that any bonus payments made under the 2015 Quarterly Bonus Plan would be made only if warranted by our actual financial and operational performance, consistent with the plan’s objectives.

The sum of the adjusted EBITDA threshold for each quarter in 2015 represents a 7% increase from 2014. The adjusted EBITDA threshold performance levels set by the Compensation Committee under the 2015 Quarterly Bonus Plans are detailed below (amounts shown in millions):

Period	Adjusted EBITDA Threshold		2015 Actual Adjusted EBITDA Performance
	2015	2014
First Quarter	$(7.2)	$(1.5)	$(0.9)
Second Quarter	7.5	7.0	15.6
Third Quarter	(11.2)	(9.5)	(4.4)
Fourth Quarter	176.7	158.9	181.6

Total	$165.8	$154.9	$192.0

The sum of the net revenue target for each quarter in 2015 represents a 14% increase from 2014. The net revenue funding range set by the Compensation Committee under the 2015 Quarterly Bonus Plans are detailed below (dollar amounts shown in millions):

	2015 Net Revenue Performance Range			2014 Net Revenue Target	2015 Actual Net Revenue Performance	2015 Bonus Funding
Period	Threshold	Target	Maximum			Calculated	Actual (1)
First Quarter	$153.0	$156.0	$164.0	$135.0	160.0	112%	109%
Second Quarter	175.5	182.6	190.0	158.0	183.9	104%	100%
Third Quarter	164.5	167.5	174.5	143.5	167.5	100%	100%
Fourth Quarter	528.7	538.7	548.7	477.1	548.1	124%	105%

Total	$1,021.7	$1,044.8	$1,077.2	$913.6	$1,059.4

(1)	Reflects actual 2015 Quarterly Bonus Plan funding after the Compensation Committee’s discretionary evaluation of Company performance.

Bonus Decisions

At each of its quarterly meetings where it reviewed our financial results for purposes of the 2015 Quarterly Bonus Plan, the Compensation Committee considered the potential bonus payments for each of our executive officers, including our NEOs. For each of the four fiscal quarters, our adjusted EBITDA exceeded the pre-established threshold performance levels, thereby making our executive officers eligible for a bonus payment for each such fiscal quarter. The overall 2015 Quarterly Bonus Plan funding was based on net revenue performance for each of the four quarters. For three of the quarterly periods, the Compensation Committee approved overall funding that was below the calculated funding result. The Compensation Committee made these adjustments based in part on our actual adjusted EBITDA performance, as well as its qualitative review of Company performance. The individual performance multiplier ranged from (15)% to +30%. These individual adjustments were based on the CEO’s assessment of the other NEO’s individual performance and the Compensation Committee’s assessment of the CEO’s performance, with final adjustments approved by the Compensation Committee.

The following table presents the quarterly bonus payments that were made to the NEOs under the 2015 Quarterly Bonus Plan.

Named Executive Officer	Fiscal Quarter	Bonus Payment	Percent of Target
Mr. Housenbold	First	$152,600	109%
	Second	140,000	100%
	Third	140,000	100%
	Fourth	296,950	106%

	Total for 2015	$729,550	104%

Mr. Pope (1)	First	N/A	N/A
	Second	N/A	N/A
	Third	N/A	N/A
	Fourth	$46,800	100%

	Total for 2015	$46,800	100%

Ms. Layney (2)	First	N/A	N/A
	Second	N/A	N/A
	Third	$26,400	100%
	Fourth	54,350	103%

	Total for 2015	$80,750	102%

Named Executive Officer	Fiscal Quarter	Bonus Payment	Percent of Target
Mr. Black	First	$28,851	112%
	Second	33,500	130%
	Third	27,550	107%
	Fourth	57,850	112%

	Total for 2015	$147,751	115%

Mr. McCormick	First	$35,028	105%
	Second	28,350	85%
	Third	33,350	100%
	Fourth	68,650	103%

	Total for 2015	$165,378	99%

Mr. Regan (3)	First	$34,776	105%
	Second	43,050	130%
	Third	31,450	95%
	Fourth	N/A	N/A

	Total for 2015	$109,276	110%

(1)	Mr. Pope joined us in October 2015.
(2)	Ms. Layney joined us in June 2015.
(3)	Mr. Regan resigned in November 2015.

The cash bonuses paid to the NEOs for 2015 are set forth in the “2015 Summary Compensation Table” below.

Long-Term Incentive Compensation

We use long-term incentive compensation in the form of equity awards to motivate our executive officers, including our NEOs, by providing them with the opportunity to build an equity interest in the Company and to share in the potential appreciation of the value of our common stock. For 2015, we granted PBRSU awards and RSU awards as our long-term incentive compensation for the following reasons:

•	Equity awards foster employee stock ownership and focus our executive officers, including our NEOs, on increasing long-term stockholder value; and

•	PBRSU awards are earned based on achievement of pre-established company performance objectives, which we believe further aligns to the interests of our executive officers with those of our stockholders.

In determining the amount of the long-term incentive compensation awards for our executive officers, including our NEOs, the Compensation Committee takes into account each executive officer’s qualifications and experience, position and scope of responsibility, the remaining vesting period and expected value (and thus, retention value) of the NEO’s outstanding equity awards, the NEO’s ability to affect profitability and stockholder value, historical job performance, our desired equity compensation position with respect to the competitive market, and the potential value of equity awards in relation to other elements of total compensation. In making equity award decisions, the Compensation Committee’s primary objectives are to reward long-term individual performance, maximize executive retention and align the long-term incentive compensation of our NEOs with stockholder interests. The Compensation Committee does not place any specific weight on these factors, nor does it apply a formula to determine the amounts awarded.

2015 CEO Equity Awards

In November 2014, the Compensation Committee became aware that the value of Mr. Housenbold’s unvested equity holdings would decline sharply beyond February 2016. The Compensation Committee was concerned that this created a retention risk due to the highly competitive environment for top executive talent in Silicon Valley. Therefore, the Compensation Committee advanced the approval of the CEO’s 2015 equity award by four months to November 2014. The CEO’s award consisted of 162,000 RSUs and 198,000 PBRSUs at target. The performance goals for the PBRSU award were approved in January 2015 following approval of the annual operating budget. Due to the timing of award approval and when performance goals were set, the RSU was disclosed as 2014 compensation while the PBRSU is disclosed as 2015 compensation in the Summary Compensation Table.

2015 CEO Equity Award
Award Type	Grant Date	Number of Shares of Common Stock	% of Total Shares	Grant Date Fair Value
RSUs	November 20, 2014	162,000	45%	$6,805,620
PBRSUs (Target)	January 20, 2015	198,000	55%	8,654,580

Total	—	360,000	100%	$15,460,200

CEO RSU Award

The CEO’s RSU award was subject to time-based vesting requirements. Specifically, the award vests in three equal annual installments beginning on the first anniversary of the grant date.

CEO PBRSU Award

The CEO’s PBRSU award was subject to performance-based and time-based vesting requirements as described below. In approving the specific PBRSU performance goals, the Compensation Committee sought to motivate continued profitable growth as well as recognize our relative stock price performance.

Trigger Performance Objective	For any shares of our common stock to be earned pursuant to this award, the Company’s adjusted EBITDA, excluding any acquisitions, for the performance period from January 1, 2015 through December 31, 2015 (the “Performance Period”) must equal or exceed $182 million (1).

Financial Performance Objective	Assuming the Trigger Performance Objective is satisfied, the preliminary number of shares of our common stock earned pursuant to this award was to be based on the Company’s revenue, excluding any acquisitions, for the Performance Period during 2015 as follows:

Performance Level	Revenue Goal (1) (in millions)	Percentage of PBRSU Award Shares Preliminarily Earned
Threshold	$1,015	50%
Target	$1,050	100%
Maximum	$1,100	175%

Relative TSR Modifier	The preliminary number of shares of our common stock earned at the end of the Performance Period is subject to modification based on our two-year cumulative total stockholder return (“TSR”) over 2015 and 2016 relative to the Russell 2000 Index as follows:

Performance Level	Total Stockholder Return Compared to Russell 2000 Index	Relative TSR Modifier
Minimum	If our TSR is 25 percentage points or lower than the Russell 2000 Index	75%
Target	If our TSR is equal to the Russell 2000 Index	100%
Maximum	If our TSR is 25 percentage points or higher than the Russell 2000 Index	125%

Vesting	Vesting of earned PBRSUs under the funding goal will occur over 3 years: one third on the 1st anniversary of the grant date based on achievement of performance goals, and one third on both the 2nd and 3rd anniversaries of the grant date assuming continued service until each such vesting date. Vesting of earned PBRSUs under the relative TSR modifier will occur over 3 years, with two-thirds on the 2nd anniversary of the grant and the remaining one-third on the 3rd anniversary of the grant, in each case assuming continued service until such vesting date.

(1)	The original adjusted EBITDA target was $181 million and the original revenue target was $1,029 million. In May 2015, the Compensation Committee increased the targets to $182 million and $1,050 million, respectively, based in part on stockholder feedback.

Payout of CEO PBRSU Awards

2015 Award. Based on achievement of adjusted EBITDA of $192.0 million and revenue of $1,059.4 million in 2015, the CEO earned a preliminary payout equal to 115% of target, subject to modification based on our relative TSR performance and continued service through the vesting dates. However, due to the CEO’s separation in February 2016, only 56,722 PBRSUs representing the first vesting installment were released. The remaining 141,278 shares of the target PBRSUs award were forfeited upon separation on February 19, 2016.

2014 Award. One-half of the CEO’s 2014 PBRSU award was based on 2015 revenue and our relative TSR versus the Russell 2000 index over 2014 and 2015. Based on actual revenue of $1,059.4 million in 2015 and TSR that was 1.9% below the Russell 2000 index, the 2015 performance tranche of the 2014 award was earned and vested at 133% of target, or 61,650 shares.

2015 Equity Awards – Other NEOs

In February 2015, the Compensation Committee approved equity awards for our NEOs other than the CEO. These equity awards consisted of time-based RSU awards and PBRSU awards. The award mix was set at 50% RSUs and 50% PBRSUs, consistent with the award mix in 2014. The equity award amounts were determined by the Compensation Committee, in its judgment, to be the appropriate amounts necessary to encourage the successful execution of our long-term business objectives and retention of these individuals. Mr. Pope and Ms. Layney joined Shutterfly during 2015 and received long-term incentive awards upon the start of their employment. When determining the size of these initial equity awards, the Compensation Committee considered several factors including, competitive equity grant values for similar roles among our 2015 Peer Group and internal pay equity between our NEOs.

Additionally, in December 2015, the Compensation Committee approved additional RSU awards for our ongoing executives including Mr. Black, Ms. Layney, and Mr. Pope. Each executive was awarded 7,500 RSUs which cliff vest on the first anniversary of the grant date. The Compensation Committee approved the awards as part of a larger employee retention grant program to mitigate potential turnover during the leadership transition. Mr. McCormick and Mr. Regan did not participate in the grant because each had already resigned or submitted his notice to resign.

The equity awards granted to the NEOs other than the CEO in 2015 were as follows:

Named Executive Officer	Focal & New-Hire Share Totals		Retention RSU Awards	Aggregate Grant Date Fair Value of Equity Awards
	RSU Awards	PBRSU Awards (target no.)
Mr. Pope	70,000	70,000	7,500	$5,651,875
Ms. Layney	43,500	43,500	7,500	4,405,935
Mr. Black	31,000	31,000	7,500	3,117,395
Mr. McCormick	44,000	44,000	0	3,947,680
Mr. Regan	15,000	15,000	0	1,345,800

NEO RSU Awards

The 2015 RSU awards granted to NEOs in February 2015 or upon hire were subject to a time-based vesting requirement. Specifically, these awards vest in four equal annual installments beginning on the first anniversary of the date of grant and are subject to continued employment. The December 2015 retention RSU awards vest 100% after one year subject to continued employment.

NEO PBRSU Awards

For the NEOs, excluding the CEO, the PBRSUs would be earned if (1) we met the annual revenue goal of $1,029 million and (2) we met the annual EBITDA goal of $181 million. We met both goals in 2015, with actual revenue of $1,059.4 million and actual EBITDA of $192.0 million. As a result of meeting both goals, 100% of the PBRSUs will vest in four annual installments of 25% per year beginning in 2016.

Health and Welfare Benefits

We maintain a tax-qualified Section 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Currently, we do not match any contributions made to the plan by our employees, including our executive officers. We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code (the “Code”) so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan.

In addition, we provide other benefits to our NEOs on the same basis as all of our full-time employees. These benefits include medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage.

Perquisites and Other Personal Benefits

We do not provide perquisites or other personal benefits to our executive officers, including the NEOs, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes. During 2015, none of the NEOs received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual, except for a housing allowance for Ms. Layney of up to $6,000 per month on an after-tax basis during her first 12 months of employment at the Company.

Termination and Change in Control Arrangements

To enable us to attract talented executives, as well as ensure ongoing retention when considering potential corporate transactions that may create uncertainty as to future employment, we offer certain post-employment payments and benefits to our NEOs. These benefits are generally negotiated at the time of hire and included in each executive’s offer letter agreement. Payment of any severance benefits requires termination of employment (i.e., we have no “single-trigger” severance or equity vesting provisions that are contingent solely on occurrence of a change in control). In addition, we do not provide 280G excise tax gross-up payments.

In late 2015, the Compensation Committee approved new severance and retention agreements for our NEOs to aid retention following the resignation of our long-time CEO. These agreements had an initial term expiring December 31, 2016, which was later extended by the Compensation Committee to December 31, 2017. Under the agreements, upon termination by the Company without cause or by the executive for good reason, the executive would receive cash severance equal to 12 months of salary, continued health benefits for 12 months, and accelerated vesting for 12 months of outstanding equity awards (in the case of performance-based awards, subject to achievement of the performance goal).

In addition, in March and April 2016, the Compensation Committee approved temporary enhancements to the CIC benefits provided for in each NEOs offer letter. Under the amended letters, upon a qualifying termination in connection with a change in control (referred to as “double-trigger”), each NEO would receive cash severance equal to 12 months of salary, continued health benefits for 12 months, and 100% acceleration of outstanding equity awards, including equity awards subject to performance-based vesting as if there had been achievement of at target performance levels. The enhanced severance provisions apply only if there is a transaction that results in a change in ownership or control of the Company and such transaction is consummated on or before December 31, 2017. The Compensation Committee’s decision to increase potential CIC benefits was based on a market review of our 2016 Peer Group prepared by FW Cook, which identified a competitive shortfall in the prior CIC provisions. The temporary enhancements are intended to provide reasonable severance, which we believe aligns the interests of our NEOs with stockholders’ when pursuing a transaction that may result in job loss.

The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail in the section entitled “Potential Payments upon Termination or Change of Control” below.

Special, Off-Cycle Compensation Decisions

During 2015 and early 2016, the Compensation Committee approved special “off-cycle” compensation actions related to the (i) Mr. Housenbold’s termination of employment, (ii) Mr. McCormick’s termination of employment, and (iii) Mr. Marineau’s appointment as Interim CEO.

Jeffrey Housenbold – Former President and CEO

On November 30, 2015, Mr. Housenbold resigned from his position effective February 19, 2016. In order to facilitate a smooth transition, including Mr. Housenbold’s continued efforts to deliver on the 2015 fourth quarter business plan, completion of our 2015 annual reporting, and filing of our Annual Report on Form 10-K, the Compensation Committee approved a transition agreement providing for certain severance benefits upon his termination of employment. Pursuant to the agreement, Mr. Housenbold received a cash severance payment of $5 million, forfeited all equity awards remaining unvested as of his last day of employment (valued at $26.5 million at separation), and executed a mutual release of claims and a mutual non-disparagement agreement.

Daniel McCormick – Former Senior Vice President and Chief Operations Officer

On December 10, 2015, Mr. McCormick resigned from his position effective February 19, 2016. The Compensation Committee approved a transition agreement providing for certain severance benefits upon his termination of employment. Pursuant to the agreement, Mr. McCormick received a cash severance payment of $200,000, forfeited all equity awards remaining unvested as of his last day of employment (valued at $3.6 million at separation) and executed a mutual release of claims.

Phil Marineau – Chairman of the Board and Interim CEO

The Compensation Committee approved an annual salary of $700,000 for Mr. Marineau’s service as our Interim CEO. He will not participate in the 2016 Quarterly Bonus plan nor be provided equity compensation for service as Interim CEO. Mr. Marineau will continue to receive his regular compensation as Chairman of the Board, which is composed of an annual cash retainer of $42,500 and an annual equity award for $285,000 in RSUs. For further details, see “Director Compensation” below.

Other Compensation Policies

Stock Ownership Policy

Our stock ownership guidelines are designed to encourage our CEO and Board to achieve and maintain a significant equity stake in Shutterfly and more closely align their interests with those of our stockholders. The current ownership levels are as follows:

Individual Subject to Stock Ownership Policy	Minimum Required Level of Stock Ownership
Chief Executive Officer	Four times current annual base salary
Non-Employee Members of our Board of Directors	$100,000

Owned shares and vested RSUs are included for purposes of calculating ownership.

As of December 31, 2015, our former CEO and each member of our Board who is subject to the policy has satisfied his or her required stock ownership level.

Compensation Recovery Policy

We maintain an Executive Officer Recoupment Policy that provides for the recovery of annual incentive compensation from any of our executive officers, including the NEOs, in the event of a substantial financial restatement resulting from the fraud or intentional misconduct of any executive officer. This policy would enable the Compensation Committee to seek recoupment of the incremental portion of bonuses paid to executive officers in excess of the awards that would have been paid based on the restated financial statements. We intend to update this policy, to the extent necessary, once the SEC adopts final rules implementing Section 954 of the Dodd-Frank Act.

Anti-Hedging Policy

Under our stock ownership policy, our CEO and the members of our Board are prohibited from speculating in our equity securities, including the use of short sales, “sales against the box,” or any equivalent transaction involving our equity securities. In addition, they may not engage in any other hedging transactions, such as “cashless” collars, forward sales, equity swaps and other similar or related arrangements, with respect to the securities that they hold. Under our insider trading policy, no employee, officer or member of our Board may acquire, sell or trade in any interest or position relating to the future price of our equity securities.

Equity Award Policy

We maintain a policy regarding the timing of equity grants that provides:

•	Our CEO has the authority to grant equity awards to employees who are not executive officers;

•	Equity awards for newly-hired and promoted employees will be granted once each month; and

•	Executive officer options will be granted by the Compensation Committee on a quarterly basis on the 15th day of the second month of each calendar quarter.

The exercise price for all options must be equal to the fair market value of our common stock on the date of grant, which is based on the closing market price of a share of our common stock on NASDAQ on the grant date. If NASDAQ is closed for trading on that date, the option exercise price is based on the closing market price of a share of our common stock on the next trading day.

Tax Considerations

Generally, Section 162(m) of the Code (“Section 162(m)”) disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to their chief executive officer and each of the three other most highly-compensated executive officers (other than the chief financial officer) in any taxable year. Remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of Section 162(m) or qualifies for one of the other exemptions from the deductibility limit.

Where reasonably practicable, the Compensation Committee seeks to qualify the variable compensation paid to our executive officers for the Section 162(m) “performance-based compensation” exemption. The Compensation Committee has structured the 2015 Equity Incentive Plan with the intention that awards granted or paid under such plans may qualify for deductibility. To maintain flexibility, other compensation, such as time-based RSU awards, is sometimes not designed to qualify for deductibility under Section 162(m). In approving the amount and form of compensation for our executive officers, the Compensation Committee considers all elements related to such compensation, including the potential impact of Section 162(m). From time to time, the Compensation Committee may approve compensation that does not comply with an exemption from the deductibility limit when it believes that such compensation is in the best interests of the Company and our stockholders.

Risk Considerations

Our Compensation Committee has discussed the concept of risk as it relates to our compensation programs, including our executive compensation program, and our Compensation Committee does not believe that our compensation programs encourage excessive or inappropriate risk taking. As described in further detail this “Compensation Discussion and Analysis,” we structure our pay to consist of both fixed and variable compensation. In 2015, the Compensation Committee and management considered whether our compensation programs for employees created incentives for employees to take excessive or unreasonable risks that could materially harm the Company. The Compensation Committee believes that our compensation plans are typical for companies in our industry and that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Reconciliation of Non-GAAP Financial Measure

Regulation G, conditions for use of Non-GAAP financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor adjusted EBITDA which meets the definition of a Non-GAAP financial measure. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, and stock-based compensation.

To supplement our consolidated financial statements presented on a GAAP basis, we believe that Non-GAAP measures, including Adjusted EBITDA, provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and performance. Management uses Non-GAAP measures to evaluate our financial results, develop budgets, manage expenditures, and determine employee compensation. The presentation of additional information is not meant to be considered in isolation or as a substitute for or superior to net income (loss) or net income (loss) per share determined in accordance with GAAP. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The following is a reconciliation of adjusted EBITDA for the years ended December 31, 2015, and 2014 (in thousands):

Reconciliation of Net Income/(Loss) to Non-GAAP Adjusted EBITDA

	Year Ended December 31,
	2015	2014
Net income/(loss)	$(843)	$(7,860)
Add back:
Interest expense	20,998	16,732
Interest and other income, net	(744)	(508)
Tax (benefit)/expense	(1,146)	(2,119)
Depreciation and amortization	113,277	98,752
Stock-based compensation expense	60,458	61,762

Non-GAAP Adjusted EBITDA	$192,000	$166,759

Report of the Compensation Committee of the Board of Directors

The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Shutterfly under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee

Nancy J. Schoendorf, Chair

Mario D. Cibelli

Michael P. Zeisser

2015 Special Meeting of Stockholders

We filed a definitive Proxy Statement announcing a Special Meeting of Stockholders that was held on December 18, 2015 (“2015 Special Meeting”). The Proxy Statement is available on our website at http://ir.shutterfly.com/annuals.cfm. The sole purpose of the 2015 Special Meeting was to approve a new 2015 Equity Incentive Plan, authorizing 1.4 million new shares for employee equity grants (the “2015 Equity Incentive Plan”). Leading up to our 2015 Special Meeting, we communicated with many of our largest institutional stockholders regarding our 2015 Equity Incentive Plan and our executive compensation program (in total, 35 of our largest stockholders, holding 87% of our outstanding shares as of November 18, 2015). We emailed a white paper to all 35 of our largest stockholders, and our CEO, CFO and VP of Investor Relations conducted conference calls and/or in-person meetings with 21 of our largest stockholders to answer questions and explain the importance of the 2015 Equity Incentive Plan in retaining and attracting key employees. Stockholders approved the 2015 Equity Incentive Plan, authorizing 1.4 million new shares for grant to employees. A total of 88.5% of the 35.3 million shares outstanding voted on the proposal with 75.4% of the votes cast approving the proposal.

Compensation Tables

Summary Compensation Table

The following table presents compensation information for each Named Executive Officer for the year ended December 31, 2015, and, to the extent required by SEC compensation disclosure rules, the years ended December 31, 2014 and 2013. The table does not include columns for “Option Awards” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” because there were no amounts to report for the years presented.

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation	Total ($)
Jeffrey T. Housenbold	2015	700,000	8,654,580	729,550	—	10,084,130
Former President and	2014	639,167	14,850,468	695,200	—	16,184,835
Chief Executive Officer	2013	555,000	12,011,800	619,940	—	13,186,740
Michael W. Pope (4)	2015	75,551	5,651,875	46,800	—	5,774,226
Senior Vice President, Chief Financial Officer
Brian M. Regan (5)	2015	422,720	1,345,800	109,276	—	1,877,796
Former Senior Vice President and	2014	404,167	927,800	152,250	—	1,484,217
Chief Financial Officer	2013	400,000	497,040	163,990	—	1,061,030
Dwayne A. Black	2015	318,667	3,117,395	147,751	—	3,583,813
Senior Vice President, Operations	2014	300,834	1,345,310	69,378	—	1,715,522
	2013	290,000	1,863,900	114,590	—	2,268,490
Tracy Layney (6)	2015	185,096	4,405,935	80,750	50,610	4,722,391
Senior Vice
President, Chief Human Resources Officer
Daniel C. McCormick	2015	413,333	3,947,680	165,378	—	4,526,391
Senior Vice President,	2014	394,167	2,087,550	161,780	—	2,643,497
Chief Operating Officer	2013	362,000	4,394,100	146,610	—	4,902,710

(1)	The amounts reflected in this column represent base salary increases that became effective on March 1, 2014, and for our CEO, an additional base salary increase that became effective on December 1, 2014.

(2)	The amounts reported in this column represent the aggregate grant date fair value of RSUs and PBRSUs awarded to each NEO in the respective years computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation . The grant date fair value for time-based RSUs is determined using the closing fair market value of our common stock on the date of grant. The grant date fair value of PBRSUs was calculated based on the probable outcome of the performance measures on the date of grant. For information regarding the assumptions used to calculate grant date fair value, see note 8 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Only the PBRSU awarded to Mr. Housenbold provided for shares to be earned at threshold, target and maximum levels. Assuming the highest level of performance was achieved for the PBRSU awarded to Mr. Housenbold, the maximum grant date fair value was $18,931,894. See the “Grants of Plan-Based Awards” table below for more information about the RSUs and PBRSUs awarded during 2015. The amounts reported in this column reflect stock-based compensation expense for these equity awards, and do not correspond to the actual value that may be recognized by each Named Executive Officer.
(3)	The amounts reported in this column represent cash awards earned by each Named Executive Officer under our 2013, 2014 and 2015 Bonus Plans for executive staff.
(4)	Mr. Pope joined Shutterfly on October 27, 2015.
(5)	Mr. Regan resigned effective November 6, 2015.
(6)	Ms. Layney joined Shutterfly on June 9, 2015. As part of Ms. Layney’s offer letter, she received $6,000 (net of tax) per month for housing allowance, which is included in “All Other Compensation” above.

Grants of Plan-Based Awards

The following table provides information on incentive awards granted to each Named Executive Officer during the year ended December 31, 2015.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)
										Grant Date Fair Value of Stock and Option Awards($) (1)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffrey T. Housenbold	Cash (2)(3)	N/A	525,000	700,000	1,400,000	—	—	—	—	—
	PBRSU (4)	1/20/15	—	—	—	74,250	198,000	433,125	—	8,654,580
Michael W. Pope	Cash (2)(7)	N/A	49,800	66,400	132,800	—	—	—	—	—
	PBRSU (6)	10/27/15	—	—	—	—	70,000	—	—	2,657,900
	RSU (5)	10/27/15	—	—	—	—	—	—	70,000	2,657,900
	RSU (5)	12/30/15	—	—	—	—	—	—	7,500	336,075
Tracy Layney	Cash (2)(8)	N/A	59,400	79,200	158,400	—	—	—	—	—
	PBRSU (6)	6/09/15	—	—	—	—	43,500	—	—	2,034,930
	RSU (5)	6/09/15	—	—	—	—	—	—	43,500	2,034,930
	RSU (5)	12/30/15	—	—	—	—	—	—	7,500	336,075
Daniel C. McCormick	Cash (2)	N/A	125,100	166,800	333,600	—	—	—	—	—
	PBRSU (6)	2/13/15	—	—	—	—	44,000	—	—	1,973,840
	RSU (5)	2/13/15	—	—	—	—	—	—	44,000	1,973,840
Dwayne A. Black	Cash (2)	N/A	95,600	128,800	257,600	—	—	—	—	—
	PBRSU (6)	2/13/15	—	—	—	—	31,000	—	—	1,390,660
	RSU (5)	2/13/15	—	—	—	—	—	—	31,000	1,390,660
	RSU (5)	12/30/15	—	—	—	—	—	—	7,500	336,075
Brian Regan	Cash (2)	N/A	124,200	165,600	331,200	—	—	—	—	—
	PBRSU (6)	2/13/15	—	—	—	—	15,000	—	—	672,900
	RSU (5)	2/13/15	—	—	—	—	—	—	15,000	672,900

(1)

The amounts reported in this column represent the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718. The grant date fair value for time-based RSUs is determined using the closing fair market value of the Company’s common stock on the date of grant. The grant date fair value of

PBRSUs was calculated based on the probable outcome of the performance measures on the date of grant. For information regarding the assumptions used to calculate grant date fair value, see note 8 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. These amounts reflect our stock-based compensation expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs.

(2)	The amounts reported represent possible aggregate annual cash awards payable to each NEO under our 2015 Bonus Plan for executive staff. Actual payouts under the 2015 Bonus Plan were approved by the Compensation Committee on a quarterly basis based on our actual performance.
(3)	Reflects the increase in Mr. Housenbold’s annual base salary to $700,000 that became effective on December 1, 2014.
(4)	The amounts reported represent the possible number of PBRSUs that could have been earned by our CEO under an award made pursuant to the 2006 Plan. The PBRSUs are earned only upon our achievement of pre-determined performance measures for the year ended December 31, 2015 and the year ending December 31, 2016 and remain subject to time-based vesting requirements once earned.
(5)	The amounts reported represent RSUs subject to time-based vesting requirements granted under the 2006 Plan or pursuant to an inducement award agreement between the NEO and Shutterfly entered into during 2015.
(6)	The amounts reported represent the possible number of PBRSUs that could have been earned by the NEO under an award made pursuant to the 2006 Plan or an inducement award agreement between the Named Executive Officer and Shutterfly entered into during 2015.
(7)	Mr. Pope joined Shutterfly on October 27, 2015 and participated in our 2015 Bonus Plan for the fourth quarter of 2015. The amounts earned by Mr. Pope were prorated to reflect his start date.
(8)	Ms. Layney joined Shutterfly on June 9, 2015 and participated in our 2015 Bonus Plan for the fourth quarter of 2015. The amounts earned by Ms. Layney were prorated to reflect her start date.

The material terms of our 2015 Bonus Plan necessary to an understanding of the possible aggregate cash awards payable to our NEOs, including the quarterly corporate performance measures under the plan, are described in the “Compensation Discussion and Analysis” above under “Compensation Program Elements — Short-term Performance-based Incentive Program.”

The material terms of the RSUs and PBRSUs awarded to Named Executive Officers during 2015, including the vesting schedules applicable to the RSUs and the performance measures applicable to the PBRSUs, are described in the “Compensation Discussion and Analysis” above under “Compensation Program Elements — Long-term Incentive Compensation.”

Outstanding Equity Awards at Year-End

The following table provides information regarding equity awards held by each NEO as of December 31, 2015. No NEO has any other outstanding form of equity award.

				Stock Awards
Name	Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Jeffrey T. Housenbold	2/13/2013	(2)	48,333	2,153,718	—	—
	2/13/2013	(3)	48,333	2,153,718	—	—
	2/13/2014	(4)	56,700	2,526,552	—	—
	2/13/2014	(5)	—	—	202,125	9,006,690
	11/20/2014	(6)	108,000	4,812,480	—	—
	1/20/2015	(7)	—	—	433,125	19,300,050

Michael W. Pope	10/27/2015	(8)	70,000	3,119,200	—	—
	10/27/2015	(9)	70,000	3,119,200	—	—
	12/30/2015	(10)	7,500	334,200	—	—

Brian M. Regan			—	—	—	—

Dwayne A. Black	2/13/2013	(2)	7,500	334,200	—	—
	2/13/2013	(3)	7,500	334,200	—	—
	2/13/2014	(4)	10,875	484,590	—	—
	2/13/2014	(4)	10,875	484,590	—	—
	2/13/2015	(13)	31,000	1,381,360	—	—
	2/13/2015	(14)	31,000	1,381,360	—	—
	12/30/2015	(10)	7,500	334,200	—	—

Tracy Layney	6/9/2015	(11)	43,500	1,938,360	—	—
	6/9/2015	(12)	43,500	1,938,360	—	—
	12/30/2015	(10)	7,500	334,200	—	—

Daniel C. McCormick	2/13/2013	(2)	17,500	779,800	—	—
	2/13/2013	(3)	17,500	779,800	—	—
	2/13/2014	(4)	16,875	751,950	—	—
	2/13/2014	(4)	16,875	751,950	—	—
	2/13/2015	(13)	44,000	1,960,640	—	—
	2/13/2015	(14)	44,000	1,960,640	—	—

(1)	Value is calculated by multiplying the number of RSUs that have not vested by the closing market price of our stock ($44.56) on December 31, 2015, the last trading day of 2015.

(2)	The shares subject to this RSU vested or will vest in three equal annual installments on February 15 each year following the year of grant, provided the NEO is still employed by us on each such vesting date.
(3)	The shares subject to this RSU vested or will vest in four equal annual installments on February 15 each year following the year of grant, provided the NEO is still employed by us on each such vesting date.
(4)	The shares subject to this RSU vested or will vest in four equal annual installments on February 18 each year following the year of grant, provided the NEO is still employed by us on each such vesting date.
(5)	Represents the estimated future award of PBRSUs at the maximum performance level based on Company performance through the year ended December 31, 2015. The PBRSUs are earned upon the Company’s achievement of cumulative EBITDA and revenue performance measures for the two year period ending December 31, 2015 and adjusted by achievement of total stockholder return measures of the first 30 trading days of 2016 as compared to the first 30 trading days of 2014. As a result of Mr. Housenbold’s resignation on February 19, 2016, 65,402 shares of the PBRSU were earned and the remaining 136,723 shares shown in the table were forfeited.
(6)	The shares subject to this RSU will vest in three equal annual installments on November 21 each year following the year of grant, provided the NEO is still employed by us on each such vesting date.
(7)	Represents the estimated future award of PBRSUs at the maximum performance level based on Company performance through the year ended December 31, 2015. The PBRSUs are earned upon the Company’s achievement of cumulative of EBITDA and revenue performance measures for the year ending December 31. 2015 and adjusted by achievement of total stockholder return measures of the first 30 trading days of 2017 as compared to the first 30 trading days of 2015.As a result of Mr. Housenbold’s resignation on February 19, 2016, 56,722 shares of the PBRSU were earned and the remaining 376,403 shares shown in the table were forfeited.
(8)	The shares subject to this RSU vested or will vest in four equal annual installments on October 27 each year following the year of grant, provided the NEO is still employed by us on each such vesting date.
(9)	Represents PBRSUs that are earned upon the Company’s achievement of revenue and annual EBITDA performance measures for the year ended December 31, 2015, subject to certification by the Compensation Committee in 2016 that the performance measures had been achieved. The earned PBRSUs vest in four annual installments of 25% per year beginning on October 27, 2016, provided the NEO is still employed by us on each such vesting date.
(10)	The shares subject to this RSU vested or will vest in one installment on December 30, 2016, provided the NEO is still employed by us on each such vesting date.
(11)	The shares subject to this RSU vested or will vest in four equal annual installments on June 15 each year following the year of grant, provided the Named Executive Officer is still employed by us on each such vesting date.
(12)	Represents PBRSUs that are earned upon the Company’s achievement of revenue and annual EBITDA performance measures for the year ended December 31, 2015, subject to certification by the Compensation Committee in 2016 that the performance measures had been achieved. The earned PBRSUs vest in four annual installments of 25% per year beginning on June 15, 2016, provided the NEO is still employed by us on each such vesting date.
(13)	The shares subject to this RSU vested or will vest in four equal installments on February 17 each year following the year of grant, 2016, provided the Named Executive Officer is still employed by us on each such vesting date.
(14)	Represents PBRSUs that are earned upon the Company’s achievement of revenue and annual EBITDA performance measures for the year ended December 31, 2015, subject to certification by the Compensation Committee in 2016 that the performance measures had been achieved. The earned PBRSUs vest in four annual installments of 25% per year beginning on February 17, 2016, provided the NEO is still employed by us on each such vesting date.

Option Exercises and Stock Vested

The following table provides information regarding stock option exercises by our NEOs during the year ended December 31, 2015, and the number of shares issued to each NEO upon vesting of RSUs during 2015. No options were exercised by any of our NEOs during 2015. Value realized on vesting of RSUs is based on the fair market value of our common stock on the vesting date multiplied by the number of shares vested and does not necessarily reflect proceeds received by the NEO.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey T. Housenbold	—	—	333,523	15,154,538
Michael W. Pope	—	—	—	—
Brian M. Regan	—	—	47,750	1,886,293
Dwayne A. Black	—	—	46,691	2,113,368
Tracy Layney	—	—	—	—
Daniel C. McCormick	—	—	88,157	3,991,921

Potential Payments upon Termination or Change of Control

We have entered into termination of employment and change-in-control arrangements with our NEOs as summarized below:

Executive Retention Agreements

In late 2015, the Compensation Committee approved new severance and retention agreements for our NEOs to aid retention following the resignation of our long-time CEO. These agreements had an initial term expiring December 31, 2016, which was later extended by the Compensation Committee to December 31, 2017. Under the agreements, upon termination by the Company without cause or by the executive for good reason, the executive would receive cash severance equal to 12 months of salary, continued health benefits for 12 months, and accelerated vesting for 12 months of outstanding equity awards (in the case of performance-based awards, subject to achievement of the performance goal). In addition, the agreements also provide for the following benefits, subject to a release of claims:

•	Accrued Compensation and Benefits: any accrued vacation pay that had been earned but not previously paid, any earned but unpaid base salary, any other vested but unpaid cash entitlements and any unreimbursed business expenses incurred by the executive prior to the date of termination and;

•	Severance: a lump sum payment equal to the executive’s annual base salary for the year during which the termination occurs; and

•	Continued Employee Benefits: payment by Company of the executive’s COBRA premiums for continuation of all health, dental and vision plans for the executive and his/her dependents for 12 months (or cash equivalent).

The agreements are not employment contracts and do not specify an employment term, compensation level or other terms or conditions of employment. Other than for Mr. Housenbold, a “Change of Control” is defined in the Offer Letters and Executive Retention Agreements with our Named Executive Officers as: (1) a merger or consolidation of Shutterfly after which Shutterfly is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the company in a different jurisdiction, or other transaction in which there is no substantial change in the stockholders of the Company), (2) a dissolution or liquidation of the Company, (3) the sale of substantially all of the assets of the Company, (4) a merger after which the Company stockholders cease to own their shares or other equity interest in the Company, or (5) any other transaction which qualifies as a “corporate transaction” under Section 424(a) of the Internal Revenue Code where the stockholders of the Company give up all of their equity interest in the Company (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of the Company).

Offer Letters

Jeffrey T. Housenbold. Mr. Housenbold resigned as our President and Chief Executive Officer effective February 19, 2016. In connection with his termination of employment with us, Mr. Housenbold was provided a cash payment of $5.0 million following separation and forfeited all remaining unvested equity awards. The cash payment was less than the value of cash severance and accelerated vesting of equity awards that Mr. Housenbold would have been entitled to if his termination was treated as a without cause termination under his employment agreement.

Mr. Housenbold’s initial offer letter and subsequent amendments provided that if within 12 months following a change of control of Shutterfly we terminated his employment without cause or if Mr. Housenbold terminated his employment for good reason (including an adverse change in title, responsibility or authority, a relocation of employment location more than 35 miles from our current headquarters or a material reduction in base salary, provided that, Mr. Housenbold gives 45 days written notice of such occurrence and the Company has 30 days opportunity to cure), Mr. Housenbold would have received severance equal to 15 months of salary plus 125% of the full amount of the target bonus for the year in which the termination occurred, and all then-unvested options and RSUs (including performance-based RSUs) granted to Mr. Housenbold would have fully vested on his termination date.

In addition, Mr. Housenbold’s initial offer letter, as amended, provided that if he were terminated without cause, or if Mr. Housenbold terminated his employment for good reason, Mr. Housenbold would receive 12 months of salary plus the full amount of the target bonus for the year in which the termination occurred as severance, 12 months of COBRA benefits and accelerated vesting of that portion of any then-unvested options and RSUs (including performance-based RSUs) granted to Mr. Housenbold that would have vested over the next 12 months immediately following the termination. In addition, Mr. Housenbold’s exercise period for any options vested and outstanding as of the termination date would be 24 months. Our obligation to make any severance payments is expressly conditioned upon Mr. Housenbold’s execution and delivery of a general release and waiver of all claims.

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

On November 30, 2015, Mr. Housenbold informed the Board of his decision to resign as Chief Executive Officer, President and member of the Board of the Company, effective February 19, 2016 or on such later date as the Company files its annual report on Form 10-K for the year ending on December 31, 2015, but no later than March 15, 2016 (the “Service Completion Date”). To provide for this transition, Mr. Housenbold and the Company entered into an amendment to his employment agreement (the “Amendment and Transition Agreement”) dated November 30, 2015.

Under the terms of the Amendment and Transition Agreement, following Mr. Housenbold’s resignation on February 19, 2016, he was provided a cash payment of $5,000,000 and forfeited all remaining unvested equity awards. If Mr. Housenbold’s employment had been terminated without “Cause” or through an “Involuntary Termination,” as each is defined in his employment agreement, before the Service Completion Date Mr. Housenbold would have received the following:

•	a cash payment equal to: (i) his then current base salary through February 19, 2016; plus (ii) his annual bonus for 2015, if not previously paid; plus (iii) $5,000,000; and

•	vesting of all of the shares of the Company’s common stock underlying any then-outstanding unvested stock options, restricted stock units and performance based restricted stock units that would have vested according to their terms on or before the Service Completion Date, provided that the portion of the 2015 PBRSU award based on our two-year relative total shareholder return through 2016 would be forfeited.

The following table summarizes the potential payments and benefits payable to Mr. Housenbold upon termination of employment or a qualifying termination in connection with a change in our control under each situation listed below, modeling, in each situation, that Mr. Housenbold was terminated on December 31, 2015.

						Following a Change of Control
	Voluntary Termination or Termination For Cause
Executive Benefits and Payments Upon Termination:		Involuntary Termination Not For Cause		Termination For Good Reason		Involuntary Termination Not For Cause		Termination For Good Reason
Base salary	$—	$98,269		$98,269		$98,269		$98,269
Bonus	$—	$5,280,000		$5,280,000		$5,280,000		$5,280,000
Health Benefits	$—	$22,304	(1)	$22,304	(1)	$22,304	(1)	$22,304	(1)
Value of accelerated stock options	$—	$—		$—		$—		$—
Value of accelerated restricted stock units	$—	$12,997,706		$12,997,706		$12,997,706		$12,997,706

(1)	This amount reflects our maximum 12 month obligation. If Mr. Housenbold becomes covered by another employer’s health plan during such 12 month period, then our obligation to pay Mr. Housenbold’s health plan coverage shall cease.

Michael W. Pope. Mr. Pope’s initial offer letter and subsequent amendments provide that if within 12 months following a Change of Control of Shutterfly we terminate his employment without cause or if Mr. Pope terminates his employment for good reason, Mr. Pope will receive severance equal to 12 months of salary, 12 months of paid COBRA benefits and, if the Company’s equity awards are assumed in the Change of Control transaction, 12 months of unvested shares of equity (options, RSUs and PBRSUs) granted to Mr. Pope will fully vest on his termination date. In addition, any vested options of Mr. Pope will continue to be exercisable for an additional 12 months after termination of service.

In addition, Mr. Pope’s initial offer letter, as amended, provides that if he were terminated without cause or by the executive for good reason, he will receive 12 months of salary as severance, 12 months of paid COBRA benefits and accelerated vesting for 12 months of outstanding equity awards (in the case of performance-based awards, subject to achievement of the performance goal). In addition, if Mr. Pope’s employment is terminated by the Company, other than for cause and that termination occurs (a) prior to the first 25% vesting event with respect to the RSUs granted to Mr. Pope upon his appointment as CFO in October 2015, Mr. Pope will also receive accelerated vesting of 25% of such RSUs; and (b) prior to the first 25% vesting event with respect to the PBRSUs granted to Mr. Pope upon his appointment as CFO in October 2015, Mr. Pope will also receive accelerated vesting of 25% of such PBRSUs. Our obligation to make any severance payments is expressly conditioned upon Mr. Pope’s execution and delivery of a general release and waiver of all claims and return of all Company property.

The following table summarizes the potential payments and benefits payable to Mr. Pope upon termination of employment or a qualifying termination in connection with a change in our control under each situation listed below, modeling, in each situation, that Mr. Pope was terminated on December 31, 2015. Mr. Pope’s employment offer letter & amendment requires that the severance payment be paid in a lump sum.

						Following a Change of Control
	Voluntary Termination or Termination For Cause
Executive Benefits and Payments Upon Termination:		Involuntary Termination Not For Cause		Termination For Good Reason		Involuntary Termination Not For Cause		Termination For Good Reason
Base salary	$—	$415,000		$415,000		$415,000		$415,000
Bonus	$—	$—		$—		$—		$—
Health Benefits	$—	$22,304	(1)	$22,304	(1)	$22,304	(1)	$22,304	(1)
Value of accelerated stock options	$—	$—		$—		$—		$—
Value of accelerated restricted stock units	$—	$1,893,800		$1,893,800		$1,893,800		$1,893,800

(1)	This amount reflects our maximum 12 month obligation. If Mr. Pope became covered by another employer’s health plan during such 12 month period, then our obligation to pay Mr. Pope’s health plan coverage shall cease.

Brian M. Regan. Mr. Regan resigned as our Senior Vice President, Chief Operating Officer effective November 6, 2015. Mr. Regan’s initial offer letter provided that if within 12 months following a change of control of Shutterfly we terminated his employment without cause or if Mr. Regan terminates his employment for good reason (including an adverse change in responsibility or authority, a relocation of employment location more than 35 miles from our current headquarters or a material reduction in base salary), Mr. Regan would receive severance equal to six months of salary and 12 months of then-unvested shares of equity (options, RSUs and performance-based RSUs) granted to Mr. Regan would fully vest on his termination date. In addition, any of Mr. Regan’s vested options would continue to be exercisable for an additional 12 months after termination of service.

In addition, Mr. Regan’s initial offer letter, as amended, provided that if he were terminated without cause, he would receive six months of salary as severance, six months of paid COBRA benefits and any vested options granted to Mr. Regan would continue to be exercisable for additional 12 months after termination of service. Our obligation to make any severance payments was expressly conditioned upon Mr. Regan’s execution and delivery of a general release and waiver of all claims and return of all company property.

Mr. Regan did not receive any payments or benefits upon termination of employment on November 6, 2015.

Dwayne A. Black. Mr. Black’s initial offer letter and subsequent amendments provide that if within 12 months following a Change of Control of Shutterfly we terminate his employment without cause or if Mr. Black terminates his employment for good reason, Mr. Black will receive severance equal to 12 months of salary, 12 months of paid COBRA benefits and, if the Company’s equity awards are assumed in the Change of Control transaction, 12 months of unvested shares of equity (options, RSUs and PBRSUs) granted to Mr. Black will fully vest on his termination date. In addition, any vested options of Mr. Black will continue to be exercisable for an additional 12 months after termination of service.

In addition, Mr. Black’s initial offer letter, as amended, provides that if he is terminated without cause or by the executive for good reason, he will receive 12 months of salary as severance, 12 months of paid COBRA benefits and accelerated vesting for 12 months of outstanding equity awards (in the case of performance-based awards, subject to achievement of the performance goal). Our obligation to make any severance payments is expressly conditioned upon Mr. Black’s execution and delivery of a general release and waiver of all claims and return of all Company property.

The following table summarizes the potential payments and benefits payable to Mr. Black upon termination of employment or a qualifying termination in connection with a change in our control under each situation listed below, modeling, in each situation, that Mr. Black was terminated on December 31, 2015. Mr. Black’s employment offer letter & amendment requires that the severance payment be paid in a lump sum.

						Following a Change of Control
	Voluntary Termination or Termination For Cause
Executive Benefits and Payments Upon Termination:		Involuntary Termination Not For Cause		Termination For Good Reason		Involuntary Termination Not For Cause		Termination For Good Reason
Base salary	$—	$322,000		$322,000		$322,000		$322,000
Bonus	$—	$—		$—		$—		$—
Health Benefits	$—	$15,433	(1)	$15,433	(1)	$15,433	(1)	$15,433	(1)
Value of accelerated stock options	$—	$—		$—		$—		$—
Value of accelerated restricted stock units	$—	$2,016,340		$2,016,340		$2,016,340		$2,016,340

(1)	This amount reflects our maximum 12 month obligation. If Mr. Black became covered by another employer’s health plan during such 12 month period, then our obligation to pay Mr. Black’s health plan coverage shall cease.

Tracy Layney. Ms. Layney’s initial offer letter and subsequent amendments provide that if within 12 months following a Change of Control of Shutterfly we terminate her employment without cause or if Ms. Layney terminates her employment for good reason, Ms. Layney will receive severance equal to 12 months of salary, 12 months of paid COBRA benefits and, if the Company’s equity awards are assumed in the Change of Control transaction, 12 months of unvested shares of equity (options, RSUs and PBRSUs) granted to Ms. Layney will fully vest on her termination date. In addition, any vested options of Ms. Layney will continue to be exercisable for an additional 12 months after termination of service.

In addition, Ms. Layney’s initial offer letter, as amended, provides that if she is terminated without cause or by the executive for good reason, she will receive 12 months of salary as severance, 12 months of paid COBRA benefits and accelerated vesting for 12 months of outstanding equity awards (in the case of performance-based awards, subject to achievement of the performance goal). Our obligation to make any severance payments is expressly conditioned upon Ms. Layney’s execution and delivery of a general release and waiver of all claims and return of all Company property.

The following table summarizes the potential payments and benefits payable to Ms. Layney upon termination of employment or a qualifying termination in connection with a change in our control under each situation listed below, modeling, in each situation, that Ms. Layney was terminated on December 31, 2015. Ms. Layney’s employment offer letter & amendment requires that the severance payment be paid in a lump sum.

						Following a Change of Control
	Voluntary Termination or Termination For Cause
Executive Benefits and Payments Upon Termination:		Involuntary Termination Not For Cause		Termination For Good Reason		Involuntary Termination Not For Cause		Termination For Good Reason
Base salary	$—	$330,000		$330,000		$330,000		$330,000
Bonus	$—	$—		$—		$—		$—
Health Benefits	$—	$22,304	(1)	$22,304	(1)	$22,304	(1)	$22,304	(1)
Value of accelerated stock options	$—	$—		$—		$—		$—
Value of accelerated restricted stock units	$—	$1,303,380		$1,303,380		$1,303,380		$1,303,380

(1)	This amount reflects our maximum 12 month obligation. If Ms. Layney became covered by another employer’s health plan during such 12 month period, then our obligation to pay Ms. Layney’s health plan coverage shall cease.

Daniel C. McCormick. Mr. McCormick resigned as our Senior Vice President, Chief Operating Officer effective February 19, 2016. In connection with his termination of employment with us, Mr. McCormick was provided a cash payment of $200,000 following separation and forfeited all remaining unvested equity awards. The cash payment was less than the value of cash severance and accelerated vesting of equity awards that Mr. McCormick would have been entitled to if his termination was treated as a without cause termination under his employment agreement.

Mr. McCormick’s initial offer letter and subsequent amendment provide that if within 12 months following a change of control of Shutterfly we terminate his employment without cause or if Mr. McCormick terminates his employment for good reason (including an adverse change in responsibility or authority, a relocation of employment location more than 35 miles from our current headquarters or a material reduction in base salary), Mr. McCormick will receive severance equal to six months of salary and 12 months of then-unvested shares of equity (options, RSUs and PBRSUs) granted to Mr. McCormick will fully vest on his termination date. In addition, any vested options of Mr. McCormick will continue to be exercisable for an additional 12 months after termination of service.

In addition, Mr. McCormick’s initial offer letter, as amended, provided that if he were terminated without cause, he would receive six months of salary as severance, six months of paid COBRA benefits and any vested options granted to Mr. McCormick will continue to be exercisable for additional 12 months after termination of serviceOur obligation to make any severance payments is expressly conditioned upon Mr. McCormick’s execution and delivery of a general release and waiver of all claims and return of all Company property.

On December 10, 2015, Mr. McCormick informed the Company of his decision to resign from his role as Senior Vice President, COO, effective February 19, 2016 (the “Service Completion Date”). To provide for this transition, Mr. McCormick and the Company entered into Amendment Number 3 to Offer Letter (“Amendment 3 to Offer Letter”) dated December 10, 2015, amending Mr. McCormick’s Offer Letter dated March 21, 2005, as previously amended effective December 26, 2008 and February 16, 2012.

Under the terms of Amendment 3 to Offer Letter, if Mr. McCormick continued to be employed as Senior Vice President, COO through the Service Completion Date he would receive the following, so long as he executed a mutual release of claims:

•	a lump-sum cash payment equivalent to two hundred thousand dollars ($200,000);

•	any unpaid base salary through the Service Completion Date;

•	his annual bonus for 2015 if not previously paid; and

•	reasonable business expenses incurred prior to the Service Completion date.

If Mr. McCormick is terminated by the Company without “Cause” or if Mr. McCormick terminated his employment for “Good Reason” (as each is defined in Amendment 3 to Offer Letter) before the Service Completion Date, he would receive the same 6 months of salary as severance, bonus for 2015 and equity vesting to which he would have otherwise been entitled to receive under the Offer Letter prior to the execution of Amendment Number 3 to Offer Letter as if he remained employed through February 19, 2016.

The following table summarizes the potential payments and benefits that would have been payable to Mr. McCormick upon termination of employment or a change in our control under each situation listed below, modeling, in each situation, that Mr. McCormick was terminated on December 31, 2015. Mr. McCormick’s employment agreement required that the severance payment be paid in a lump sum.

						Following a Change of Control
	Voluntary Termination or Termination For Cause
Executive Benefits and Payments Upon Termination:		Involuntary Termination Not For Cause		Termination For Good Reason		Involuntary Termination Not For Cause		Termination For Good Reason
Base salary	$—	$58,541		$58,541		$58,541		$58,541
Bonus	$—	$266,720		$266,720		$266,720		$266,720
Health Benefits	$—	$—	(1)	$—	(1)	$—	(1)	$—
Value of accelerated stock options	$—	$—		$—		$—		$—
Value of accelerated restricted stock units	$—	$3,041,220		$3,041,220		$3,041,220		$3,041,220

(1)	Mr. McCormick has waived health care coverage with the Company and thus this amount is nil.

Director Compensation

The following table provides compensation information for each person who served as a director during 2015, except for Mr. Housenbold who did not receive any compensation for his service as a member of the Board. Mr. Housenbold’s compensation is summarized in the “Compensation Discussion and Analysis” and “Compensation Tables” above.

	Year ended December 31, 2015
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Philip A. Marineau	42,500	284,941	327,441
Mario D. Cibelli (2)	—	199,974	199,974
Thomas D. Hughes (3)	—	199,974	199,974
Eric J. Keller	15,000	234,936	249,936
Stephen J. Killeen (4)	5,000		5,000
Ann Mather	—	199,974	199,974
Nancy J. Schoendorf	10,000	219,939	229,939
Brian T. Swette (5)	5,000	199,974	204,974
James N. White (6)	—
Michael P. Zeisser	—	199,974	199,974

(1)	The amount in this column represents the aggregate grant date fair value of stock awards granted to each director during 2015 computed in accordance with Financial Accounting Standards Bulletin Accounting Standards Codification Topic 718. For information regarding the assumptions used to calculate grant date fair value, see note 8 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for year ended December 31, 2015. These amounts reflect our stock-based compensation expense for these awards, and do not correspond to the actual value that may be recognized by each director. As of December 31, 2015, the above-listed directors held outstanding unvested shares of Common Stock subject to RSU awards under which the following shares of our Common Stock are issuable: Mr. Marineau (10,817); Mr. Cibelli (4,307); Mr. Hughes (4,307); Mr.Keller (9,740); Mr. Killen (0); Ms. Schoendorf (9,417); Ms. Mather (8,987); Mr. Swette (8,987); Mr. White (0); Mr. Zeisser (8,987)
(2)	Mr. Cibelli was appointed to the Board in June 2015.
(3)	Mr. Hughes was appointed to the Board in June 2015.
(4)	Mr. Killeen departed the Board in June 2015. Mr. Killeen received $5,000 for his service as chairperson of the Governance Committee from January to June 2015.
(5)	Mr. Swette received $5,000 for his service as chairperson of the Governance Committee from July to December 2015.
(6)	Mr. White departed the Board in June 2015.

Cash Compensation. Each of our independent directors who is not affiliated with one of our major stockholders who serves as a chairperson of a Board committee receives the following annual cash retainer, paid in quarterly installments, for each year of such service: for service as the chairperson of the Audit Committee, $15,000; for chairperson of the Compensation Committee, $10,000; for chairperson of the Governance Committee, $10,000. The Chairman of the Board of Directors receives an annual cash retainer of $42,500. For 2015, the Chairman of the Board was Philip A. Marineau.

Restricted Stock Unit Awards. Each of our independent directors receives an annual restricted stock unit (“RSU”) award worth $200,000 as determined based on the closing price of our Common Stock on the date of grant. In addition, the Chairman of the Board is entitled to an additional annual RSU award worth $85,000, the chair of the Audit Committee is entitled to an additional annual RSU award worth $35,000, and the chair of the Compensation Committee is entitled to an additional restricted stock unit award worth $20,000, each as determined based on the closing price of our Common Stock on the date of grant. The annual awards are subject to annual vesting over a three-year period from the date of grant, and the additional awards for chair positions are subject to annual vesting over a one-year period from the date of grant. Based on a May to May term cycle for all directors, if a new Board member is appointed at any other time during the year, the annual restricted stock award may be prorated based on the term of service for that year. Mr. Marineau, who is currently serving as our Interim Chief Executive Officer, continues to serve as our Chairman of the Board and is eligible to receive the applicable restricted stock unit awards for his service as such.

Following the 2015 Annual Meeting held on June 12, 2015, we granted each independent director an annual RSU award for his or her service as a director of the Company valued at $200,000. We also granted Mr. Marineau an additional RSU award valued at $85,000 for his service as Chairman of the Board, Mr. Keller an additional RSU award valued at $35,000 for his service as Chairman of the Audit Committee and Ms. Schoendorf an additional RSU award valued at $20,000 for her services as Chairwoman of the Compensation Committee. In each case, the RSU awards were valued based on the closing price of our Common Stock on June 12, 2015 of $46.43 and granted pursuant to the terms and conditions of our 2006 Plan.

Compensation Committee Interlocks and Insider Participation

During 2015, the members of our Compensation Committee were Mario Cibelli, Philip A. Marineau, Nancy J. Schoendorf and Michael P. Zeisser. None of the members of our Compensation Committee in 2015 was at any time during 2015 or at any other time an officer or employee of Shutterfly or any of its subsidiaries, and none had or have any relationships with Shutterfly that are required to be disclosed under Item 404 of Regulation S-K. None of our executive officers has served as a member of our board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during 2015. During 2015, none of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers has served or in the past has served as a member of the Board of Directors or Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or our Compensation Committee during 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our common stock as of April 22, 2016 for:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each NEO as set forth in the summary compensation table below; and

•	all current executive officers and directors as a group.

Percentage ownership of our common stock in the table is based on 34,459,976 shares of our common stock outstanding as of April 22, 2016. In accordance with SEC rules and regulations, shares of our common stock subject to equity awards that are currently vested or will vest within 60 days of April 22, 2016 (i.e., by June 21, 2016) are deemed to be beneficially owned by the holder of the equity award for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person named below is c/o Shutterfly, Inc., 2800 Bridge Parkway, Redwood City, California 94065.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
PRIMECAP Management Company (1)	5,513,632	16.0%
The Vanguard Group (2)	2,228,408	6.5%
BlackRock, Inc. (3)	1,949,145	5.7%
EastBay Asset Management, LLC (4)	1,896,071	5.5%

Directors and Named Executive Officers:
Eric J. Keller (5)	38,234	*
Ann Mather (6)	8,828	*
Nancy J. Schoendorf (7)	84,318	*
Brian T. Swette (8)	29,833	*
Michael P. Zeisser (9)	8,828	*
Mario Cibelli (10)	1,680,544	4.9%
Thomas D. Hughes (11)	6,393	*
Philip A. Marineau (12)	52,342	*
Jeffrey T. Housenbold (13)	162,063	*
Michael Pope (14)	—	*
Daniel C. McCormick (15)	35,858	*
Satish Menon	—	*
Tracy Layney (16)	21,750	*
Dwayne A. Black (17)	11,785	*
John Boris (18)	34,604	*
Ishantha Lokuge	—	*
Karl Wiley	—	*
All current directors and executive officers as a group (19)		6.3%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Based solely on Schedule 13G/A filed with the SEC on February 12, 2016, reporting beneficial ownership as of December 31, 2015, PRIMECAP Management Company. Of the 5,513,632 beneficially owned shares, it has (a) sole voting power over 4,701,727 shares, and (b) sole dispositive power over 5,513,632 shares. According to the 13G/A filing, the address of the principal office of PRIMECAP Management Company is 225 South Lake Ave., #400, Pasadena, CA 91101.
(2)	Based solely on Schedule 13G/A filed with the SEC on February 11, 2016, reporting beneficial ownership as of December 31, 2015, The Vanguard Group Inc. Of the 2,228,408 beneficially owned shares, it has (a) sole voting power over 66,259 shares, (b) shared voting power over 2,300 shares, (c) sole dispositive power over 2,162,149 shares, and (d) shared dispositive power over 66,259 shares. According to the 13G/A filing, the address of The Vanguard Group Inc. is 100 Vanguard Blvd., Malvern, PA 19355.
(3)	Based solely on Schedule 13G/A filed with the SEC on February 10, 2016, reporting beneficial ownership as of December 31, 2015, BlackRock, Inc. Of the 1,949,145 shares beneficially owned shares, it has (a) sole voting power over 1,867,919 shares and (b) sole dispositive power over 1,949,145 shares. According to the 13G/A filing, the address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.
(4)	Based solely on Schedule 13D filed with the SEC on February 29, 2016, reporting beneficial ownership as of December 31, 2015, EastBay Asset Management, LLC. And Adam Wolfberg and Steven Landry, as principal stock holders of EastBay Asset Management, LLC, reported beneficial ownership of the 1,896,071 shares. Of the 1,896,071 beneficially owned shares, it has (a) shared voting power over 1,896,071 shares and (b) shared dispositive power over 1,896,071 shares. According to the 13D filing, the address of EastBay Asset Management, LLC. is 1345 Avenue of the Americas, 3rd Floor, New York, New York 10105.

(5)	Consists of 7,845 shares of common stock over which Mr. Keller has sole voting and dispositive power, 25,182 shares subject to options that are exercisable within 60 days of April 22, 2016 and 5,207 RSUs that are eligible for vesting within 60 days of April 22, 2016.
(6)	Consists of 4,374 shares of common stock over which Ms. Mather has sole voting and dispositive power and 4,454 RSUs that are eligible for vesting within 60 days of April 22, 2016.
(7)	Consists of 69,434 shares of common stock over which Ms. Schoendorf has sole voting and dispositive power, 10,000 shares subject to options that are exercisable within 60 days of April 22, 2016 and 4,884 RSUs that are eligible for vesting within 60 days of April 22, 2016.
(8)	Consists of 25,379 shares of common stock over which Mr. Swette has sole voting and dispositive power and 4,454RSUs that are eligible for vesting within 60 days of April 22, 2016.
(9)	Consists of 4,374 shares of common stock over which Mr. Zeisser has sole voting and dispositive power and 4,454 RSUs that are eligible for vesting within 60 days of April 22, 2016.
(10)	Consists of 1,679,108 shares of common stock over which Mr. Cibelli has sole voting and dispositive power and 1,436 RSUs that are eligible for vesting within 60 days of April 22, 2016.
(11)	Consists of 4,957 shares of common stock over which Mr. Hughes has sole voting and dispositive power and 1,436 RSUs that are eligible for vesting within 60 days of April 22, 2016.
(12)	Consists of 46,058 shares of common stock over which Mr. Marineau has sole voting and dispositive power and 6,284 RSUs that are eligible for vesting within 60 days of April 22, 2016.
(13)	Mr. Housenbold resigned as CEO effective February 19, 2016. As of February 19, 2016, he beneficially owned 162,063 shares.
(14)	Mr. Pope joined Shutterfly on October 27, 2015.
(15)	Mr. McCormick resigned as Senior Vice President, COO effective February 19, 2016. As of February 19, 2016, he beneficially owned 35,858 shares.
(16)	Ms. Layney joined Shutterfly on June 9, 2015. All 21,750 shares are eligible for vesting within 60 days of April 22, 2016.
(17)	Consists of 11,785 shares of common stock over which Mr. Black has sole voting and dispositive power.
(18)	Consists of 6,104 shares of common stock over which Mr. Boris has sole voting and dispositive power, 28,500 shares subject to RSUs that are eligible for vesting within 60 days of April 22, 2016.
(19)	For the executive officers, this group consists of Messrs. Housenbold, Pope, McCormick, Menon, Black, Boris, Lokuge, Wiley and Ms. Layney, and includes 50,250 shares subject to RSUs that are eligible for vesting within 60 days of April 22, 2016.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Awards, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders (1)(2)	3,698,602	1.51	(3)	1,470,562
Equity Compensation Plans Not Approved by Stockholders (4)	369,617	N/A		N/A
Total	4,068,219	N/A		1,470,562

(1)	Includes the 1999 Stock Plan, which was terminated in connection with our initial public offering, the 2006 Plan which became effective as of the date of our initial public offering, and the 2015 Plan which became effective on December 30, 2015. The 2006 Plan was terminated upon stockholder approval of the 2015 Equity Plan at the 2015 Special Meeting.
(2)	The 2006 Plan previously contained an “evergreen” provision that was approved by our stockholders at the 2010 Annual Meeting, pursuant to which, the number of shares of common stock reserved for issuance under the 2006 Plan was increased on each of January 1, 2011, 2012 and 2013 by 3.5%, 3.3% and 3.1%, respectively, of the number of shares of our common stock issued and outstanding as of the immediately preceding December 31, provided that no more than 7,000,000 shares be issued pursuant to the exercise of incentive stock options granted under the 2006 Plan. Additionally, at the 2013 Annual Meeting, our stockholders approved of increasing the number of shares reserved for issuance under the 2006 Plan by 1,200,000 shares on each of January 1, 2014 and 2015. At the 2015 Special Meeting, our stockholders approved the 2015 Plan, authorizing 1,400,000 new shares for grants to employees.
(3)	The weighted-average exercise price takes into account 3,492,327 shares under stockholder approved plans issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price for options only with respect to the stockholder approved plans is $27.08.

(4)	Includes 227,000 shares outstanding under inducement RSUs grants to two Named Executive Officers (Tracy Layney and Michael Pope) in 2015 whose compensation is discussed in detail in the sections above titled “Compensation Discussion and Analysis” and “Compensation Tables;” 37,500 shares outstanding under inducement RSU grants to certain employees of an acquired company (Mobixon ) received on the date of the acquisition in 2015; 75,000 shares outstanding under inducement RSUs grants to an executive officer (Satish Menon) in 2014;” 1,617 shares outstanding under inducement RSU grants issued to certain employees of acquired company (ThisLife, Inc.) received on the date of acquisition in 2012; and 28,500 shares outstanding under inducement RSU grants to an executive officer (John Boris) in 2012. All of these grants were made outside of a stockholder approved plan, pursuant to the exemption for inducement grants under the listing rules of NASDAQ, and have the same material terms as the RSUs granted under our 2015 and our prior 2006 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

From January 1, 2015 to the present, there have been no (and there are no currently proposed) transactions in which the amount involved exceeded $120,000 to which the Company was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest.

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

Independence of Board of Directors and its Committees

The NASDAQ listing standards require a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the company’s board of directors. Our Board of Directors consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable NASDAQ listing standards and the rules and regulations of the Securities and Exchange Commission, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Shutterfly, our senior management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, our Board of Directors believes that each of our current directors, other than Philip A. Marineau, are independent as required by the NASDAQ listing standards.

As required under applicable NASDAQ listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board of Directors are composed entirely of directors determined by the Board to be independent within the meaning of applicable NASDAQ and Securities and Exchange Commission rules and regulations.

ITEM 14. Principal Accounting Services.

Principal Accountant Fees and Services

The following table provides information regarding the fees by PricewaterhouseCoopers LLP during the years ended December 31, 2015 and 2014. All fees described below were approved by the Audit Committee.

	Year Ended December 31,
	2015	2014
Audit Fees	$1,736,500	$1,703,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	120,591	46,800

Total Fees	$1,857,091	$1,750,300

Audit Fees

Audit fees of PricewaterhouseCoopers LLP during 2015 and 2014 include the aggregate fees incurred for the audits of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q. The audit fees also included the audit of the effectiveness of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.

Audit-Related Fees

Audit-related fees primarily consist of due diligence services to support our periodic mergers and acquisitions activities.

Tax Fees

Tax fees include the aggregate fees billed for services rendered for tax compliance, research and development, tax advice, and tax planning.

All Other Fees

Other fees include the aggregate fees for compliance-related services and access to online accounting and tax research software applications

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the Audit Committee and available at http://ir.shutterfly.com/governance.

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

SHUTTERFLY, INC.
(Registrant)

Dated: April 29, 2016	By:	/s/ Michael Pope
Michael Pope Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Interim Chief Executive Officer and Chairman of the Board Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Interim Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X