Form 10-Q
period 2016-03-31
SHUTTERFLY INC
filed 2016-05-04
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at May 2, 2016
Common stock, $0.0001 par value per share	34,460,351

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$145,915	$288,863
Short-term investments	23,620	22,918
Accounts receivable, net	30,085	55,222
Inventories	12,010	13,466
Prepaid expenses and other current assets	58,387	31,828
Total current assets	270,017	412,297
Long-term investments	24,832	29,005
Property and equipment, net	272,728	281,779
Intangible assets, net	56,534	62,323
Goodwill	408,975	408,975
Other assets	10,046	10,948
Total assets	$1,043,132	$1,205,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,436	$35,329
Accrued liabilities	67,222	149,134
Deferred revenue, current portion	25,969	27,329
Total current liabilities	107,627	211,792
Convertible senior notes, net	267,893	264,361
Other liabilities	121,524	123,112
Total liabilities	497,044	599,265
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 34,428 and 34,777 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	3	4
Additional paid-in capital	917,033	900,218
Accumulated other comprehensive income (loss)	41	(68)
Accumulated deficit	(370,989)	(294,092)
Total stockholders' equity	546,088	606,062
Total liabilities and stockholders' equity	$1,043,132	$1,205,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenues	$181,709	$159,978
Cost of net revenues	108,723	94,707
Gross profit	72,986	65,271
Operating expenses:
Technology and development	38,269	37,360
Sales and marketing	45,842	44,530
General and administrative	30,689	29,605
Total operating expenses	114,800	111,495
Loss from operations	(41,814)	(46,224)
Interest expense	(5,675)	(4,736)
Interest and other income, net	121	102
Loss before income taxes	(47,368)	(50,858)
Benefit from income taxes	17,932	5,755
Net loss	$(29,436)	$(45,103)

Net loss per share - basic and diluted	$(0.85)	$(1.19)

Weighted-average shares outstanding - basic and diluted	34,596	37,968

Stock-based compensation is allocated as follows (Note 2):
Cost of net revenues	$1,224	$1,192
Technology and development	459	1,992
Sales and marketing	4,279	6,219
General and administrative	4,188	8,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(29,436)	$(45,103)
Other comprehensive income, net of reclassification adjustments:
Unrealized gains on investments, net	177	126
Tax expense on unrealized gain on investments, net	(69)	(48)
Other comprehensive income, net of tax	108	78
Comprehensive loss	$(29,328)	$(45,025)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(29,436)	$(45,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,995	19,909
Amortization of intangible assets	6,119	7,684
Amortization of debt discount and transaction costs	3,532	3,340
Stock-based compensation	10,150	17,760
Loss on disposal of property and equipment	218	463
Deferred income taxes	3,637	1,539
Tax benefit from stock-based compensation	5,638	17,891
Excess tax benefits from stock-based compensation	(6,859)	(18,139)
Changes in operating assets and liabilities:
Accounts receivable	25,137	10,928
Inventories	1,457	1,012
Prepaid expenses and other assets	(26,607)	(28,492)
Accounts payable	(17,080)	(18,015)
Accrued and other liabilities	(82,824)	(78,508)
Net cash used in operating activities	(83,923)	(107,731)
Cash flows from investing activities:
Purchases of property and equipment	(10,131)	(11,059)
Capitalization of software and website development costs	(8,639)	(3,798)
Purchases of investments	(8,026)	(3,150)
Proceeds from the maturities of investments	11,615	11,700
Proceeds from sale of property and equipment	39	13
Net cash used in investing activities	(15,142)	(6,294)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	491	1,168
Repurchases of common stock	(47,461)	(45,195)
Excess tax benefits from stock-based compensation	6,859	18,139
Principal payments of capital lease and financing obligations	(3,772)	(2,466)
Net cash used in financing activities	(43,883)	(28,354)
Net decrease in cash and cash equivalents	(142,948)	(142,379)
Cash and cash equivalents, beginning of period	288,863	380,543
Cash and cash equivalents, end of period	$145,915	$238,164

Supplemental schedule of non-cash investing / financing activities:
Net increase (decrease) in accrued purchases of property and equipment	$(4,634)	$2,919
Net increase (decrease) in accrued capitalized software and website development costs	(471)	274
Stock-based compensation capitalized with software and website development costs	537	357
Increase in estimated fair market value of buildings under build-to-suit leases	—	8,459
Property and equipment acquired under capital leases	—	9,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company” or “Shutterfly”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as photo books, greeting cards and stationery and calendars. Shutterfly also operates a premier online marketplace for high-quality photographic and video equipment rentals. The Company provides Enterprise services: printing and shipping of direct marketing and other variable data print products and formats. The Company's Enterprise brand is called Shutterfly Business Solutions ("SBS") and is referred to as such in this document. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.

The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In April 2015, the FASB issued new guidance related to presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance beginning January 1, 2016. This guidance requires retrospective application to all prior periods presented. The effect of this change was to reduce the previously reported amounts within the accompanying condensed consolidated balance sheets as of December 31, 2015 for prepaid expenses and other current assets, other assets, and convertible senior notes, net by $1.3 million, $1.9 million, and $3.3 million, respectively. Adoption of this guidance did not affect the Company's condensed consolidated statements of operations and condensed consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this update are effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the financial statement and disclosure impact of the pronouncement and has not early adopted.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2016 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2015	206	$27.08
Granted	—	—
Exercised	(21)	22.70
Forfeited, cancelled or expired	(1)	25.42
Balances, March 31, 2016	184	$27.60	3.4	$3,666
Options vested and expected to vest at March 31, 2016	184	$27.60	3.4	$3,663
Options vested at March 31, 2016	179	$27.55	3.4	$3,589

During the three months ended March 31, 2016, the Company did not grant any options. The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $0.4 million and $1.6 million, respectively.  Net cash proceeds from the exercise of stock options were $0.5 million and $1.2 million, respectively, for the three months ended March 31, 2016 and 2015.

Restricted Stock Unit Activity

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2015 Plan and inducement awards to certain new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled annually, based on a three or four year total vesting term. Compensation cost associated with RSUs is amortized on a straight-line basis over the requisite service period.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSU activity for the three months ended March 31, 2016, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2015	3,150	$44.28
Granted	919	39.17
Vested	(767)	44.12
Forfeited	(114)	46.11
Awarded and unvested, March 31, 2016	3,188	$42.78
RSUs expected to vest, March 31, 2016	2,502

Included in the RSU grants for the three months ended March 31, 2016, are 185,000 RSUs that have both performance criteria tied to the Company’s 2016 financial performance and four year service criteria. Compensation cost associated with these performance-based RSUs ("PBRSUs") is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three months ended March 31, 2016 and 2015, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At March 31, 2016, the Company had $93.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately three years.

Note 3 — Net Loss Per Share

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include RSUs and incremental shares of common stock issuable upon the exercise of stock options, conversion of warrants, and the impact of convertible senior notes.

A summary of the net loss per share for and three months ended March 31, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net loss per share:
Numerator
Net loss	$(29,436)	$(45,103)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	34,596	37,968
Net loss per share - basic and diluted	$(0.85)	$(1.19)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2016	2015
Stock options and restricted stock units	3,649	3,650

Note 4 — Investments

At March 31, 2016 and December 31, 2015, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$14,119	$12	$(4)	$14,127
Agency securities	6,613	6	—	6,619
Commercial paper	2,523	—	—	2,523
US Government securities	350	1	—	351
Total short-term investments	$23,605	$19	$(4)	$23,620
Long-term investments
Corporate debt securities	$8,368	$15	$(2)	$8,381
Agency securities	10,239	25	(1)	10,263
US Government securities	6,173	15	—	6,188
Total long-term investments	$24,780	$55	$(3)	$24,832

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$16,187	$2	$(14)	$16,175
Agency securities	6,246	—	(2)	6,244
Commercial paper	499	—	—	499
Total short-term investments	$22,932	$2	$(16)	$22,918
Long-term investments
Corporate debt securities	$10,132	$—	$(37)	$10,095
Agency securities	13,421	1	(43)	13,379
US Government securities	5,549	—	(18)	5,531
Total long-term investments	$29,102	$1	$(98)	$29,005

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2016 and no impairments were recorded in the period. The Company had no material realized gains or losses during the three months ended March 31, 2016.

The following table summarizes the contractual maturities of the Company's investments as of March 31, 2016 and December 31. 2015 (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016	December 31, 2015
One year or less	$23,620	$22,918
One year through three years	24,832	29,005
	$48,452	$51,923

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of March 31, 2016.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	March 31, 2016		December 31, 2015
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$17,929	$—	$24,577	$—
Level 2 Securities:
Agency securities	—	16,882	—	19,623
Corporate debt securities	540	22,508	850	26,270
US Government securities	—	6,539	—	5,531
Commercial Paper	8,322	2,523	—	499
Total cash equivalents and investments	$26,791	$48,452	$25,427	$51,923

Convertible Senior Notes

As of March 31, 2016, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	March 31, 2016	December 31, 2015
Convertible senior notes	$281,589	$270,192

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2016	December 31, 2015
	(in thousands)
Intra-period income tax asset	$27,405	$—
Prepaid service contracts	11,196	12,539
Other prepaid expenses and current assets	19,786	19,289
	$58,387	$31,828

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Property and Equipment, Net

	March 31, 2016	December 31, 2015
	(in thousands)
Computer equipment and software	$175,336	$172,048
Manufacturing equipment	150,381	148,820
Capitalized software and website development costs	116,887	108,837
Buildings under build-to-suit leases	56,468	56,468
Leasehold improvements	21,661	21,519
Rental equipment	17,511	17,414
Furniture and fixtures	11,451	11,351
	549,695	536,457
Less: Accumulated depreciation and amortization	(276,967)	(254,678)
Net property and equipment	$272,728	$281,779

Included within manufacturing equipment is approximately $72.9 million of capital lease obligations for various pieces of manufacturing facility equipment as of March 31, 2016 and December 31, 2015. Accumulated depreciation of assets under capital lease totaled $17.4 million at March 31, 2016 compared to $14.1 million at December 31, 2015.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $23.0 million and $19.9 million for the three months ended March 31, 2016 and 2015, respectively.

Included in property and equipment is approximately $16.0 million and $17.2 million of assets in construction as of March 31, 2016 and December 31, 2015, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	March 31, 2016	December 31, 2015
	(in thousands)
Capital lease obligations	$14,139	$14,090
Accrued compensation	13,307	20,703
Accrued production costs	10,519	44,825
Accrued marketing expenses	8,235	26,793
Accrued income and sales tax	3,194	17,843
Accrued other	17,828	24,880
	$67,222	$149,134

Other Liabilities

	March 31, 2016	December 31, 2015
	(in thousands)
Financing obligations	$56,444	$56,771
Capital lease obligations	40,878	44,428
Deferred tax liability	15,475	12,447
Deferred revenue	6,256	6,564
Other liabilities	2,471	2,902
	$121,524	$123,112

Financing obligations represents the build-to-suit leases for the Company's manufacturing facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona.

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
As of March 31, 2016, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization (1)	(32,107)	(35,639)
Net carrying amount	$267,893	$264,361

Equity component (2)	$63,510	$63,510

(1)	In April 2015, the FASB issued new guidance related to presentation of debt issuance costs. Effective January 1, 2016 the Company has adopted the guidance and applied it on a retrospective basis.

(2)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	March 31,
	2016	2015
0.25% coupon	$188	$187
Amortization of debt issuance costs	323	305
Amortization of debt discount	3,209	3,035
	$3,720	$3,527

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
The following table provides information about our repurchase of shares of our common stock for fiscal years 2014, 2015, and 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2014 Repurchases	1,961,085	$45.29	$88,815
2015 Repurchases (2)	4,907,675	$43.99	$215,911
2016 Repurchases to date (3)	1,138,461	$41.69	$47,461

(1)
All shares were purchased pursuant to the publicly announced share repurchase program described in footnote (2) below. Shares are reported in a period based on the settlement date of the applicable repurchase.

(2)
The Company entered into an accelerated share repurchase ("ASR") in the second quarter of 2015 under which a prepayment of $75 million was made. Final settlement of the ASR occurred on August 3, 2015, resulting in the delivery to the Company of 0.8 million shares of the Company’s common stock and a return of cash for the remaining amount not settled in shares of $38.2 million. In total, approximately 0.8 million shares of common stock were repurchased under the ASR for $36.8 million, resulting in an average price paid per share of $46.49 under the ASR.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Represents repurchases for the three months ended March 31, 2016.
Note 9 — Segment Reporting

The Company reports segment information based on its internal reporting used by management for making decisions and assessing performance as the source of its reportable segments.

The Chief Operating Decision Maker ("CODM") function uses gross profit to evaluate the performance of the segments and allocate resources. Management considers gross margin to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level which direct costs associated with the performance of the segment are monitored. Cost of revenue for the Consumer segment consists of costs directly attributable to the production of personalized products for all of the Company's brands, including direct materials, shipping charges, and payroll and related expenses for direct labor; rent for production facilities, and depreciation of production equipment and facilities where the Company is the deemed owner. Cost of net revenues for the SBS segment consists of costs which are direct and incremental to the SBS segment. These include production costs of SBS products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

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
SBS - Includes revenues primarily from variable, direct marketing collateral manufactured and fulfilled for business customers.

In addition to the above reportable segments, the Company has a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation expense and amortization of intangible assets.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2016	2015
Consumer
Net revenues	$155,381	$148,788
Cost of net revenues	86,337	80,778
Gross profit	$69,044	$68,010
Gross profit as a percentage of net revenues	44%	46%

Shutterfly Business Solutions (SBS)
Net revenues	$26,328	$11,190
Cost of net revenues	19,710	9,888
Gross profit	$6,618	$1,302
Gross profit as a percentage of net revenues	25%	12%

Corporate
Net revenues	$—	$—
Cost of net revenues	2,676	4,041
Gross profit	$(2,676)	$(4,041)

Consolidated
Net revenues	$181,709	$159,978
Cost of net revenues	108,723	94,707
Gross profit	$72,986	$65,271
Gross profit as a percentage of net revenues	40%	41%

Note 10 — Commitments and Contingencies

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through March 31, 2016, the Company has not drawn on the credit facility.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 10, 2013, the Company amended the Credit Agreement by and among the Company and the Banks to (i) permit the issuance of the Notes and the related Note Hedge and Warrant, (ii) amend certain of the restrictive covenants set forth in the Credit Agreement, (iii) increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00, and (iv) add a covenant requiring that the Company not permit its Senior Secured Leverage Ratio (as defined in the Credit Agreement) to exceed 1.60 to 1.00. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of March 31, 2016, the Company is in compliance with these covenants.

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

Note 11 — Subsequent Event

On April 21, 2016, the Company's Board of Directors approved an increase to repurchase up to $100.0 million in addition to amounts authorized to date. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology initiatives, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2016, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, our manufacturing capabilities, our new production facilities, effective tax rates, outstanding convertible senior notes, stock repurchase program as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, economic downturns and the general state of the economy; changes in consumer discretionary spending as a result of the macroeconomic environment; competition, which could lead to pricing pressure; our ability to expand our customer base, increase sales to existing customers and meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis, as well as consumer acceptance of our products, features and services; our ability to successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; our ability to achieve and maintain expected benefits of our partnerships; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; and our ability to timely upgrade and develop our infrastructure and facilities and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

We generate the majority of our Consumer revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We generate the majority of our Shutterfly Business Solutions ("SBS") revenues by printing and shipping direct marketing and other variable data print products and formats. We manufacture most of these items in our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona production facilities. By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure, and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, magnets, pillows and blankets.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

In the first quarter of 2016, we made substantial progress on our strategic initiative to build the next generation of Shutterfly - Shutterfly 3.0: a world-class memory management service connected to the smartest personalized e-commerce solutions. We began migrating ThisLife users to Shutterfly during the quarter and plan to continue migrating customers throughout the year. By modernizing our technology platform and introducing new customer-friendly features, we aim to address the friction points caused by multiple devices, fragmented storage options, and limited organization and search capabilities for interacting with photos and videos. The Shutterfly 3.0 initiative also includes delivering a better overall user experience with more products and innovations to our customers. This experience will eventually be portable to partners, enabling us to offer third parties the ability to leverage our platform to better serve their customers.

We made tremendous progress on mobile in the first quarter of 2016 as we executed a mobile marketing strategy through an unlimited free prints campaign. The campaign was highly successful at efficiently driving new customers via the Shutterfly mobile app and resulted in a record number of downloads and customers for the quarter via the app.

In our SBS segment, we deepened our relationships with existing customers and gained a new Fortune 250 customer. Our results for the quarter reflected our increasing scale, the operating leverage we are beginning to see from our manufacturing investments, and the efficiencies we are building in to our process, such as, increased automation in work flow, manufacturing and accounting. We are also making good progress in building out our platform in to a fully integrated end-to-end solution for our SBS customers, which will allow us to work more closely with them in designing and implementing marketing programs.

Also in the first quarter of 2016, our Board of Directors appointed Christopher North as Shutterfly's new President and Chief Executive Officer. Mr. North's employment at Shutterfly is expected to commence on May 31, 2016. Mr. North is joining us from Amazon UK where he presently serves as UK Managing Director of Amazon EU Sarl.

Basis of Presentation

Net Revenues.      Our net revenues are comprised of sales generated from Consumer and SBS segments.

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

SBS. Our SBS revenues are primarily from variable, direct marketing collateral manufactured and fulfilled for business customers. We continue to focus our efforts in expanding our presence in this market.

In addition to the two reportable segments, we also have a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation and amortization of intangible assets.

Our Consumer segment is subject to seasonal fluctuations. In particular, we generate a substantial portion of our revenues during the holiday season in the fourth quarter. We also typically experience increases in net revenues during other shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day and Halloween. We generally experience lower net revenues during the first, second and third calendar quarters and have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, order backlog is not material to our business.

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

Average Order Value.     Average order value ("AOV") is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period. AOV is impacted by product sales mix and pricing and promotional strategies, including our promotions and competitor promotional activity. As a result, we expect that our AOV may fluctuate on an annual basis.

Our SBS segment revenues are generated from the printing and shipping of direct marketing and other variable data print products and formats.

We believe the analysis of these metrics and others described below under "Non-GAAP Financial Measures" provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

Cost of Net Revenues.   Our cost of net revenues is split between our Consumer and SBS segments and our Corporate category.

Consumer.    Cost of net revenues for the Consumer segment consists of costs directly attributable to the production of personalized products for all of our brands, including direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service, rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of net revenues also includes any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties. Cost of net revenues also includes certain costs associated with facility closures and restructuring.

SBS.        Cost of net revenues for the SBS segment consists of costs which are direct and incremental to the SBS business. These included production costs of SBS products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

Corporate.    Our corporate category includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation expense and amortization of intangible assets.

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

Interest Expense.   Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs and our 0.25% coupon payment, costs associated with our five-year syndicated credit facility that became effective in November 2011, as amended in May and December 2013, and costs associated with our capital leases and build-to-suit lease financing obligations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

Refer to Note 1 - The Company and Summary of Significant Accounting Policies of the financial statements for a discussion of the recent accounting pronouncements.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended
	March 31,
	2016	2015
Net revenues	100%	100%
Cost of net revenues	60%	59%
Gross profit	40%	41%
Operating expenses:
Technology and development	21%	23%
Sales and marketing	25%	28%
General and administrative	17%	19%
Total operating expenses	63%	70%
Loss from operations	(23)%	(29)%
Interest expense	(3)%	(3)%
Interest and other income, net	—%	—%
Loss before income taxes	(26)%	(32)%
Benefit from income taxes	10%	4%
Net loss	(16)%	(28)%

Comparison of the Three Month Periods Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands, except AOV amounts)
Net revenues
Consumer	$155,381	$148,788	$6,593	4%
SBS	26,328	11,190	15,138	135%
Corporate	—	—	—	—
Total net revenues	$181,709	$159,978	$21,731	14%
Cost of net revenues
Consumer	$86,337	$80,778	$5,559	7%
SBS	19,710	9,888	9,822	99%
Corporate	2,676	4,041	(1,365)	(34)%
Total cost of net revenues	$108,723	$94,707	$14,016	15%
Gross profit
Consumer	$69,044	$68,010	$1,034	2%
SBS	6,618	1,302	5,316	408%
Corporate	(2,676)	(4,041)	1,365	(34)%
Total gross profit	$72,986	$65,271	$7,715	12%
Consumer gross margin percentage	44%	46%	—	—
SBS gross margin percentage	25%	12%	—	—
Consolidated gross margin percentage	40%	41%	—	—

Key Consumer Metrics
Customers	3,322	3,187	135	4%
Orders	5,541	5,156	385	7%
Average order value (AOV)	$28.04	$28.86	$(0.82)	(3)%

Net revenues increased $21.7 million, or 14%, for the three months ended March 31, 2016 as compared to the same period in 2015. Cost of net revenues increased $14.0 million, or 15%, for the three months ended March 31, 2016 as compared to the same period in 2015. As a percentage of net revenues, cost of net revenues increased to 60% in the three months ended March 31, 2016 from 59% in the same period in 2015, which decreased gross margin to 40% in the three months ended March 31, 2016 from 41% in the same period in 2015.

Consumer Segment

Consumer net revenues increased $6.6 million, or 4%, in the three months ended March 31, 2016 compared to the same period in 2015.  The increase in Consumer net revenues was primarily a result of increased sales of cards and stationery, photo gifts, and mobile revenue.  The increase is also reflected in the increases in customers and orders in three months ended March 31, 2016, as compared to the same period in 2015. AOV decreased 3% primarily due to increased mobile promotions during the quarter.

Consumer cost of net revenues increased $5.6 million, or 7%, for the three months ended March 31, 2016 as compared to the same period in 2015, which decreased Consumer gross margin to 44% in the three months ended March 31, 2016 from 46% in the same period in 2015. The decrease in Consumer gross margin percentage from the same period a year ago is largely driven by the expenses of our expanded manufacturing facilities which resulted in increases to depreciation and labor costs and increased mobile promotional activity.

SBS Segment

SBS net revenues increased $15.1 million, or 135%, in the three months ended March 31, 2016 compared to the same period in 2015. The increase in SBS net revenues is primarily due to the expansion of projects with existing customers and the acquisition of new customers.

SBS cost of net revenues increased $9.8 million, or 99%, for the three months ended March 31, 2016 as compared to the same period in 2015, which increased SBS gross margin to 25% in the three months ended March 31, 2016 from 12% in the same period in 2015. The increase in SBS gross margin is primarily due to increased efficiencies as a result of the expansion of projects with our existing customers.

Corporate Segment

Corporate cost of net revenues decreased $1.4 million, or 34% in the three months ended March 31, 2016 compared to the same period in 2015. The decrease in corporate cost of net revenues was primarily a result of fully amortized intangible assets relating to our business acquisitions in prior years.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Technology and development	$38,269	$37,360	$909	2%
Percentage of net revenues	21%	23%	—	—
Sales and marketing	$45,842	$44,530	$1,312	3%
Percentage of net revenues	25%	28%	—	—
General and administrative	$30,689	$29,605	$1,084	4%
Percentage of net revenues	17%	19%	—	—

Our technology and development expense increased $0.9 million, or 2%, for the three months ended March 31, 2016, compared to the same period in 2015. As a percentage of net revenues, technology and development expense decreased to 21% in the three months ended March 31, 2016 from 23% in the three months ended March 31, 2015. The overall increase in expense was primarily due to an increase of $2.2 million in personnel and related costs due to increased headcount and an increase of $1.0 million in facilities costs. The increase in technology and development expense was also due to an increase of $0.8 million in professional fees and an increase of $0.6 million in depreciation expense. These factors were partially offset by an increase of $2.4 million in software and website development costs capitalized and by a decrease in stock-based compensation expense of $1.4 million.

At March 31, 2016, headcount in technology and development increased by 14% compared to March 31, 2015, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended March 31, 2016, we capitalized $6.6 million in eligible salary and consultant costs, including $0.5 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $4.1 million capitalized in the three months ended March 31, 2015, which included $0.3 million of stock-based compensation expense.

Our sales and marketing expense increased $1.3 million, or 3%, in the three months ended March 31, 2016 compared to the same period in 2015. As a percentage of net revenues, total sales and marketing expense decreased to 25% in the three months ended March 31, 2016 from 28% in the three months ended March 31, 2015. The increase in our sales and marketing expense was due to an increase of $1.8 million related to our integrated marketing campaigns which included increased marketing partnerships and online advertising and an increase of $1.6 million in personnel and related costs due to an increase in headcount. These factors were partially offset by a decrease of $1.9 million of stock-based compensation expense and a decrease of $0.2 million in depreciation expense.

Our general and administrative expense increased $1.1 million, or 4%, in the three months ended March 31, 2016 as compared to the same period in 2015. As a percentage of net revenues, general and administrative expense decreased to 17% in the three months ended March 31, 2016 from 19% in the three months ended March 31, 2015. The increase in general and administrative expense was primarily due to an increase of $3.5 million in personnel and related costs as a result of increased headcount and an increase of $1.2 million in professional fees for legal costs and outside contractors. There was also an increase of $0.5 million in facilities costs and an increase of $0.3 million in depreciation expense. The increase in general and administrative expense was partially offset by a decrease of $4.2 million in stock-based compensation expense due to the departure of our former CEO and a decrease in loss on asset disposition of $0.3 million.

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Interest expense	$(5,675)	$(4,736)	$(939)
Interest and other income, net	121	102	19

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases, and our financing obligation associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $5.7 million for the three months ended March 31, 2016 compared to $4.7 million during the same period a year ago. This increase was primarily driven by financing obligations relating to our Tempe, Arizona facility that became operational in the second quarter of 2015 and additional equipment capital lease obligations executed in the second and third quarters of 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Income tax benefit	$17,932	$5,755
Effective tax rate	38%	11%

We recorded an income tax benefit of $17.9 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 38% for the three months ended March 31, 2016, compared to 11% for the three months ended March 31, 2015. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, non-deductible stock-based compensation expense, and disqualifying dispositions of employee incentive stock options.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Loss before income taxes	$(47,368)	$(50,858)	$3,490	(7)%
Net loss	(29,436)	(45,103)	15,667	(35)%
Percentage of net revenues	(16)%	(28)%	—	—

During the three months ended March 31, 2016, net loss was $29.4 million, a decrease of $15.7 million as compared to a net loss of $45.1 million the same period in 2015. As a percentage of net revenues, net loss decreased to 16% for the three months ended March 31, 2016 from 28% for the three months ended March 31, 2015.
Liquidity and Capital Resources

At March 31, 2016, we had $145.9 million of cash and cash equivalents and $48.5 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, in May 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility expiring in November 2016 to provide up to $200.0 million in additional capital resources. As of March 31, 2016, no amounts have been drawn against this facility.

Below is our cash flow activity for the three months ended March 31, 2016:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(10,131)	$(11,059)
Capitalization of software and website development costs	(8,639)	(3,798)
Cash flows used in operating activities	(83,923)	(107,731)
Cash flows used in investing activities	(15,142)	(6,294)
Cash flows used in financing activities	(43,883)	(28,354)

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, share repurchase program, technology development projects, and coupon payments for our 0.25% convertible senior notes for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2016 capital expenditures will range from 7% to 8% of our expected net revenues in 2016. These expenditures will be used to make developments to Shutterfly 3.0, improve mobile capabilities, develop the SBS platform, purchase technology and equipment to support the growth in our business, increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Technology equipment and software	$3,386	$10,300
Percentage of total capital expenditures	25%	57%
Manufacturing equipment and building improvements	1,798	1,865
Percentage of total capital expenditures	13%	10%
Capitalized technology and development costs	8,168	4,072
Percentage of total capital expenditures	60%	23%
Rental equipment	313	1,813
Percentage of total capital expenditures	2%	10%
Total capital expenditures	$13,665	$18,050
Total capital expenditures percentage of net revenues	8%	11%

Operating Activities. For the three months ended March 31, 2016, net cash used in operating activities was $83.9 million, primarily due to our net loss of $29.4 million and the net change in operating assets and liabilities of $99.9 million. Net cash used in operating activities was adjusted for non-cash items including $23.0 million of depreciation and amortization expense, $10.2 million of stock-based compensation expense, $6.1 million of amortization of intangible assets, $3.5 million for amortization of debt discount and $3.6 million benefit from deferred income taxes.

For the three months ended March 31, 2015, net cash used in operating activities was $107.7 million, primarily due to our net loss of $45.1 million and the net change in operating assets and liabilities of $113.1 million. Net cash used in operating activities was adjusted for non-cash items including $19.9 million of depreciation and amortization expense, $17.8 million of stock-based compensation expense, $7.7 million of amortization of intangible assets, $3.3 million for amortization of debt discount and $1.5 million benefit from deferred income taxes.

Investing Activities. For the three months ended March 31, 2016, net cash used in investing activities was $15.1 million.  We used $10.1 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations, $8.6 million for capitalized software and website development, and $8.0 million to purchase investments. This was partially offset by proceeds from the sale of investments of $11.6 million.

For the three months ended March 31, 2015, net cash used in investing activities was $6.3 million. We used $11.1 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations, $3.8 million for capitalized software and website development, and $3.2 million to purchase investments.  This was partially offset by proceeds from the sale of investments of $11.7 million.

Financing Activities. For the three months ended March 31, 2016, net cash used in financing activities was $43.9 million. We used $47.5 million to repurchase shares of our common stock. We also used $3.8 million for payments of capital leases and financing obligations. This was partially offset by $6.9 million in excess tax benefit from stock-based compensation expense and $0.5 million of proceeds from the issuance of common stock from the exercise of stock options.

For the three months ended March 31, 2015, net cash used in financing activities was $28.4 million. We used $45.2 million to repurchase shares of common stock. We also used $2.5 million for payments of capital leases and financing obligations. This was partially offset by $18.1 million in excess tax benefit from stock-based compensation expense and $1.2 million of proceeds from the issuance of common stock from the exercise of stock options.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor two financial measures, adjusted EBITDA, and free cash flow which meet the definition of Non-GAAP financial measures. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, and stock-based compensation. Free cash flow is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website develop ment costs. Free cash flow has limitations due to the fact that it does not represent the residual cash flow for discretionary expenditures. For example, free cash flow does not incorporate payments made on capital lease obligations or cash requirements to comply with debt covenants. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows. Refer below for a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure.

To supplement our consolidated financial statements presented on a GAAP basis, we believe that these Non-GAAP measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and performance. Management uses these Non-GAAP measures to evaluate our financial results, develop budgets, manage expenditures, and determine employee compensation. The presentation of additional information is not meant to be considered in isolation or as a substitute for or superior to net income (loss) determined in accordance with GAAP. We believe that it is important to view free cash flow as a complement to our reported consolidated financial statements. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net revenues	$181,709	$159,978

Non-GAAP adjusted EBITDA	$(2,550)	$(871)
EBITDA % of net revenues	(1)%	(1)%

Free cash flow	$(16,215)	$(18,921)
Free cash flow % of net revenues	(9)%	(12)%

For the three months ended March 31, 2016 and 2015, our adjusted EBITDA loss was $2.6 million and $0.9 million, respectively. In addition, during the three months ended March 31, 2016 and 2015, we experienced negative free cash flows of $16.2 million and $18.9 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three months ended March 31, 2016 and 2015 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended
	March 31,
	2016	2015
Net loss	$(29,436)	$(45,103)
Add back:
Interest expense	5,675	4,736
Interest and other income, net	(121)	(102)
Benefit from income taxes	(17,932)	(5,755)
Depreciation and amortization	29,114	27,593
Stock-based compensation expense	10,150	17,760
Non-GAAP Adjusted EBITDA	$(2,550)	$(871)

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Three Months Ended
	March 31,
	2016	2015
Net cash used in operating activities	$(83,923)	$(107,731)
Add back:
Interest expense	5,675	4,736
Interest and other income, net	(121)	(102)
Benefit from income taxes	(17,932)	(5,755)
Changes in operating assets and liabilities	99,917	113,075
Other adjustments	(6,166)	(5,094)
Non-GAAP Adjusted EBITDA	(2,550)	(871)
Less:
Purchases of property and equipment, including accrued amounts	(5,497)	(13,978)
Capitalized software and website development costs, including accrued amounts	(8,168)	(4,072)
Free cash flow	$(16,215)	$(18,921)

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of March 31, 2016, our investments totaled $48.5 million, which represented approximately 64% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the first quarter of 2016.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 8%, 10% and 10% of total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that total capital expenditures for the year ending December 31, 2016 will range from 7% to 8% of 2016 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina; Tempe, Arizona; or Shakopee, Minnesota production facilities, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

Our sales to SBS customers can be unpredictable and a decrease in SBS revenue could adversely impact total net revenue.

SBS revenue as a percentage of total net revenue was 9% in 2015, 5% in 2014 and 5% in 2013. Our SBS revenue is highly concentrated in a few customers and the loss of one or more of our SBS customers could decrease SBS revenue and adversely impact our total net revenue. Our SBS customers also come from a wide variety of industries, creating new regulatory compliance issues for us as well as the need to maintain security for third party data. These SBS customers also demand strict security requirements and specified service levels. If we fail to meet these service levels, we may not only lose an SBS customer but may have to pay punitive costs for such failures. As our SBS business grows, issues that impact our sales to SBS customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to SBS customers and may not sell as successfully to SBS customers, who often have long sales cycles, long implementation periods and significant upfront costs. To compete effectively in the SBS market, we have in the past, and may in the future, be forced to offer significant discounts to large SBS customers at lower margins and/or reduce or withdraw from existing relationships with smaller SBS customers, which could negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

We have made progress toward creating a memory management service connected to smart, personalized, customer-friendly, scalable e-commerce solutions (“Shutterfly 3.0”).  With Shutterfly 3.0, we aim to address the friction points caused by multiple devices, fragmented storage options and limited organization and search capabilities for interacting with photos and videos.  Shutterfly 3.0 is intended to deliver a better overall user experience with more products and innovations for our customers.  Phase one, integrating ThisLife into Shutterfly is being completed, and we have begun migrating customers to the new, integrated platform in first quarter of 2016 and will continue this process throughout 2016.

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

A significant prerequisite to e-commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, a majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their e-mail address. We rely on encryption and authentication technologies licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, hacking or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. Our use of our own as third-party provided (such as Amazon) cloud based services could also increase the risk of security breaches as cyber-attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. For example, in 2014, we experienced a cyber-attack on our Tiny Prints, Treat and Wedding Paper Divas websites, which may have exposed the email addresses and encrypted passwords used by our customers to login to their accounts. We encrypt customer credit and debit card information, and we have no evidence that such information was compromised; however, any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and potential liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

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

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and senior executives could hinder our strategic planning and execution. We hired a new Chief Financial Officer in October 2015. Jeffrey Housenbold, our former President, Chief Executive Officer and member of our Board, stepped down from his roles to pursue other opportunities effective February 2016. Also Daniel McCormick, our former Senior Vice President and Chief Operating Officer, resigned effective February 19, 2016. We do not currently plan to hire a replacement Senior Vice President and Chief Operating Officer. On March 17, 2016, we announced the Christopher North would become the Company’s President, Chief Executive Officer on May 31, 2016 at which time he would also be appointed to the Company’s board of directors. Our Chairman of the Board, Phil Marineau, currently serves as interim Chief Executive Officer and plans to continue to do so until Mr. North officially joins the Company.

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

In addition, we may issue equity securities to complete an acquisition, or for other reasons, which would dilute our existing stockholders' ownership, perhaps significantly depending on the terms of such acquisitions or other activities and could adversely affect the price of our common stock. To finance any future acquisitions, it may also be necessary for us to raise additional funds through public or private debt and equity financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. Also, the value of our stock may be insufficient to attract acquisition candidates.

If we are unable to acquire customers in a cost-effective manner, or if we were to become subject to e-mail blacklisting, traffic to our websites would be reduced and our business and results of operations would be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our websites and promote our products, including paying fees to third parties who drive new customers to our websites, purchasing search results from online search engines, e-mail and direct mail marketing campaigns. We pay providers of online services, search engines, social media, advertising networks, directories and other websites and e-commerce businesses to provide content, advertising/media and other links that direct customers to our websites. We also use e-mail and direct mail to attract customers, and we offer substantial pricing discounts and or free products to encourage repeat purchases and trial orders. Our methods of attracting customers, including acquiring customer lists from third parties can involve substantial costs, regardless of whether we acquire new customers as a result of such purchases. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts, and which has increased in recent years, impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value. These potential impairment charges could harm our results from operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of acquiring customers using these methods significantly increase, or if we are unable to develop new cost-effective methods to obtain customers, our ability to attract new customers would be harmed, traffic to our websites may be reduced and our business and results of operations would be harmed.

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
We rely on Internet search engines such as Google, Yahoo! and Bing, including through the purchase of keywords related to photo-based products, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as search engine optimization and search engine marketing to improve our placement in relevant search queries. Search engines, including Google, Yahoo! and Bing, frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of search engine optimization or search engine marketing in a negative manner, including but not limited to increased costs for desired search queries, our business and financial performance would be adversely affected, potentially to a material extent.

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

Although earlier in our history we have focused our business on consumer markets for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as photo books, stationery cards, calendars, and photo merchandise such as mugs and magnets. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into home decor, including wall art, ornaments and pillows. In 2014, we began to offer online photography and video equipment rentals through the BorrowLenses brand. In the future, we may need to address additional markets and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new market segments or develop a significantly broader customer base may not be successful. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

As of March 31, 2016, Shutterfly had 91 patents issued, and had more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

We may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. The resolution of such proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the visibility of our brands, we may regularly be involved in legal proceedings, government investigations or audits that could adversely affect our business and financial performance.

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

•
The Illinois Biometric Information Privacy Act (“IBIPA”) regulates the collection, use, safeguarding, and storage of "biometric identifiers" or "biometric information" by private entities. While the statute specifically excludes photographs from its scope, to date there has been no judicial interpretation of that language.

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

We regularly offer free products or free shipping as an inducement for customers to try our products. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers, for example, that customers are required to pay shipping, handling and/or processing charges to take advantage of the free product offer, we have been and in the future may be subject to claims from individuals or governmental regulators that our free offers are misleading or do not comply with applicable legislation. These claims may be expensive to defend and could divert management’s time and attention. If we become subject to such claims in the future, or are required or elect to curtail or eliminate our use of free offers, our business and results of operations may be harmed.

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

It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. We use numerous third party licensed software packages, most notably our equity software and our SBS resource planning software, which are complex and fully integrated into our financial reporting. Such third party software may contain errors that we may not identify in a timely manner. If those errors are not identified and addressed timely, our financial reporting may not be in compliance with generally accepted accounting principles. Any such delays, errors or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

In April of 2016, our board of directors approved an increase to the share repurchase program of up to $100.0 million in addition to amounts remaining. Through March 31, 2016, we have repurchased $358.2 million in stock under our total authorized amount of $406.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the first quarter of the fiscal year 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2)
January 1, 2016 to January 31, 2016	383,599	$41.45	383,599	$79,376
February 1, 2016 to February 29, 2016	457,416	39.28	457,416	61,410
March 1, 2016 to March 31, 2016	297,446	45.71	297,446	47,814
	1,138,461	$41.69	1,138,461	$47,814

(1) All shares were purchased pursuant to the publicly announced share repurchase program described in footnote 2 below. Shares are reported in a period based on the settlement date of the applicable repurchase.

(2) On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60.0 million of our common stock. On February 6, 2014, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $100.0 million of shares in addition to any amounts repurchased as of the approval date. On February 9, 2015, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $300 million of shares in addition to any amounts repurchased as of the approval date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Offer letter, dated October 23, 2015, by and between Shutterfly, Inc., and Mike Pope (incorporated by reference to Exhibit 10.1 to Shutterfly's Current Report Form 8-K filed on October 27, 2015). †
10.02
Offer letter, dated March 15, 2016, by and between Shutterfly, Inc., and Christopher North (incorporated by reference to Exhibit 99.1 to Shutterfly's Current Report Form 8-K filed on March 17, 2016). †

10.03	Form of Executive Change in Control Agreement. †
10.04	Form of Amendment to Executive Retention Agreement. †
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

†	Represents a management contract or compensatory plan.
*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Shutterfly specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: May 4, 2016	By:	/s/ Phil Marineau
Phil Marineau
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2016	By:	/s/ Michael Pope
Michael Pope
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Offer letter, dated October 23, 2015, by and between Shutterfly, Inc., and Mike Pope (incorporated by reference to Exhibit 10.1 to Shutterfly's Current Report Form 8-K filed on October 27, 2015). †
10.02
Offer letter, dated March 15, 2016, by and between Shutterfly, Inc., and Christopher North (incorporated by reference to Exhibit 99.1 to Shutterfly's Current Report Form 8-K filed on March 17, 2016). †

10.03	Form of Executive Change in Control Agreement. †
10.04	Form of Amendment to Executive Retention Agreement. †
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

†	Represents a management contract or compensatory plan.
*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Shutterfly specifically incorporates it by reference.