Form 10-Q
period 2016-06-30
SHUTTERFLY INC
filed 2016-08-04
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at August 1, 2016
Common stock, $0.0001 par value per share	33,978,911

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$99,249	$288,863
Short-term investments	31,564	22,918
Accounts receivable, net	28,946	55,222
Inventories	11,515	13,466
Prepaid expenses and other current assets	67,595	31,828
Total current assets	238,869	412,297
Long-term investments	18,504	29,005
Property and equipment, net	267,846	281,779
Intangible assets, net	51,763	62,323
Goodwill	408,975	408,975
Other assets	12,838	10,948
Total assets	$998,795	$1,205,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,642	$35,329
Accrued liabilities	71,522	149,134
Deferred revenue, current portion	25,243	27,329
Total current liabilities	108,407	211,792
Convertible senior notes, net	271,476	264,361
Other liabilities	110,078	123,112
Total liabilities	489,961	599,265
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,950 and 34,777 shares issued and outstanding on June 30, 2016 and December 31, 2015, respectively	3	4
Additional paid-in capital	926,956	900,218
Accumulated other comprehensive income (loss)	60	(68)
Accumulated deficit	(418,185)	(294,092)
Total stockholders' equity	508,834	606,062
Total liabilities and stockholders' equity	$998,795	$1,205,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues	$203,961	$183,879	$385,670	$343,857
Cost of net revenues	109,592	96,647	218,315	191,354
Gross profit	94,369	87,232	167,355	152,503
Operating expenses:
Technology and development	41,313	36,502	79,582	73,862
Sales and marketing	47,539	50,446	93,381	94,976
General and administrative	26,592	28,676	57,281	58,281
Total operating expenses	115,444	115,624	230,244	227,119
Loss from operations	(21,075)	(28,392)	(62,889)	(74,616)
Interest expense	(5,661)	(4,985)	(11,336)	(9,721)
Interest and other income, net	128	120	249	222
Loss before income taxes	(26,608)	(33,257)	(73,976)	(84,115)
Benefit from income taxes	10,123	9,480	28,055	15,235
Net loss	$(16,485)	$(23,777)	$(45,921)	$(68,880)

Net loss per share - basic and diluted	$(0.48)	$(0.63)	$(1.34)	$(1.82)

Weighted-average shares outstanding - basic and diluted	34,177	37,537	34,386	37,753

Stock-based compensation is allocated as follows (Note 2):
Cost of net revenues	$1,081	$1,001	$2,305	$2,193
Technology and development	2,512	3,309	2,971	5,301
Sales and marketing	3,754	5,654	8,033	11,873
General and administrative	3,577	6,351	7,765	14,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(16,485)	$(23,777)	$(45,921)	$(68,880)
Other comprehensive loss, net of reclassification adjustments:
Unrealized gains (losses) on investments, net	31	(23)	208	103
Tax benefit (expense) on unrealized gain on investments, net	(11)	9	(80)	(39)
Other comprehensive (income) loss, net of tax	20	(14)	128	64
Comprehensive loss	$(16,465)	$(23,791)	$(45,793)	$(68,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(45,921)	$(68,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,278	40,881
Amortization of intangible assets	11,193	14,419
Amortization of debt discount and transaction costs	7,115	6,728
Stock-based compensation	21,074	34,075
Loss on disposal of property and equipment	324	498
Deferred income taxes	(3,567)	(6,623)
Tax benefit from stock-based compensation	4,021	13,986
Excess tax benefits from stock-based compensation	(5,233)	(14,372)
Changes in operating assets and liabilities:
Accounts receivable	26,277	6,962
Inventories	1,951	2,552
Prepaid expenses and other assets	(34,045)	(20,563)
Accounts payable	(18,970)	(17,753)
Accrued and other liabilities	(77,504)	(77,470)
Net cash used in operating activities	(67,007)	(85,560)
Cash flows from investing activities:
Purchases of property and equipment	(33,067)	(28,935)
Capitalization of software and website development costs	(18,083)	(9,297)
Purchases of investments	(15,936)	(4,400)
Proceeds from the maturities of investments	17,890	32,358
Proceeds from sale of property and equipment	10,247	265
Net cash used in investing activities	(38,949)	(10,009)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	685	2,312
Repurchases of common stock	(78,172)	(87,757)
Prepayment of accelerated share repurchase	—	(75,000)
Excess tax benefits from stock-based compensation	5,233	14,372
Principal payments of capital lease and financing obligations	(11,404)	(5,347)
Net cash used in financing activities	(83,658)	(151,420)
Net decrease in cash and cash equivalents	(189,614)	(246,989)
Cash and cash equivalents, beginning of period	288,863	380,543
Cash and cash equivalents, end of period	$99,249	$133,554

Supplemental schedule of non-cash investing / financing activities:
Net increase in receivable proceeds from the sale of property and equipment	$3,765	$—
Net increase (decrease) in accrued purchases of property and equipment	(5,565)	2,242
Net increase in accrued capitalized software and website development costs	137	161
Stock-based compensation capitalized with software and website development costs	959	673
Increase in estimated fair market value of buildings under build-to-suit leases	—	16,414
Property and equipment acquired under capital leases	—	21,640
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.

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

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

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

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the six months ended June 30, 2016 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	206	$27.08
Granted	850	48.30
Exercised	(31)	21.56
Forfeited, cancelled or expired	(2)	23.34
Balance as of June 30, 2016	1,023	$44.90	6.3	$3,398
Options vested and expected to vest at June 30, 2016	818	$44.05	6.1	$3,397
Options vested at June 30, 2016	170	$28.12	3.1	$3,358

During the six months ended June 30, 2016, the Company granted options to the Chief Executive Officer to purchase an aggregate of 850,000 shares of common stock at a exercise price of $48.30, with an estimated weighted-average grant-date fair value of $13.50. The total intrinsic value of options exercised during the three months ended June 30, 2016 and 2015 was $0.3 million and $1.3 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $0.7 million and $2.9 million, respectively.

Net cash proceeds from the exercise of stock options were $0.2 million and $1.1 million, respectively, for the three months ended June 30, 2016 and 2015. Net cash proceeds from the exercise of stock options were $0.7 million and $2.3 million, respectively for the six months ended June 30, 2016 and 2015.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. The Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Dividend yield	—	—	—	—
Annual risk free rate of return	1.2%	—	1.2%	—
Expected volatility	32.9%	—	32.9%	—
Expected term (years)	4.1	0	4.1	0

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Activity

The Company grants restricted stock units (“RSUs”) to its employees under the provisions of the 2015 Plan and inducement awards to certain new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled annually, based on a four year total vesting term. Compensation cost associated with RSUs is amortized on a straight-line basis over the requisite service period.

A summary of the Company’s RSU activity for the six months ended June 30, 2016, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2015	3,150	$44.28
Granted	1,163	41.00
Vested	(938)	43.69
Forfeited	(208)	45.54
Awarded and unvested as of June 30, 2016	3,167	$43.17
RSUs expected to vest after June 30, 2016	2,520

Included in the RSU grants for the six months ended June 30, 2016, are 185,000 performance-based RSUs ("PBRSUs") that have both performance criteria tied to the Company’s 2016 financial performance and four year service criteria. Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2016 and 2015, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2016, the Company had $99.2 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately three years.

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

A summary of the net loss per share for three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss per share:
Numerator
Net loss	$(16,485)	$(23,777)	$(45,921)	$(68,880)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	34,177	37,537	34,386	37,753
Net loss per share - basic and diluted	$(0.48)	$(0.63)	$(1.34)	$(1.82)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options and restricted stock units	3,422	3,395	3,536	3,522

Note 4 — Investments

At June 30, 2016 and December 31, 2015, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$18,332	$16	$(2)	$18,346
Agency securities	7,332	10	—	7,342
Commercial paper	3,095	—	—	3,095
US Government securities	2,773	8	—	2,781
Total short-term investments	$31,532	$34	$(2)	$31,564
Long-term investments
Corporate debt securities	$5,853	$13	$—	$5,866
Agency securities	8,836	35	—	8,871
US Government securities	3,750	17	—	3,767
Total long-term investments	$18,439	$65	$—	$18,504

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$16,187	$2	$(14)	$16,175
Agency securities	6,246	—	(2)	6,244
Commercial paper	499	—	—	499
Total short-term investments	$22,932	$2	$(16)	$22,918
Long-term investments
Corporate debt securities	$10,132	$—	$(37)	$10,095
Agency securities	13,421	1	(43)	13,379
US Government securities	5,549	—	(18)	5,531
Total long-term investments	$29,102	$1	$(98)	$29,005

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2016 and no impairments were recorded in the period. The Company had no material realized gains or losses during the six months ended June 30, 2016.

The following table summarizes the contractual maturities of the Company's investments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
One year or less	$31,564	$22,918
One year through three years	18,504	29,005
	$50,068	$51,923

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of June 30, 2016.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Estimated Fair Value as of
	June 30, 2016		December 31, 2015
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$10,242	$—	$24,577	$—
Level 2 Securities:
Corporate debt securities	270	24,212	850	26,270
Agency securities	—	16,213	—	19,623
US Government securities	—	6,548	—	5,531
Commercial Paper	9,061	3,095	—	499
Total cash equivalents and investments	$19,573	$50,068	$25,427	$51,923

Convertible Senior Notes

As of June 30, 2016, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	June 30, 2016	December 31, 2015
Convertible senior notes	$281,883	$270,192

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2016	December 31, 2015
	(in thousands)
Intra-period income tax asset	$28,958	$—
Prepaid service contracts	12,170	12,539
Other prepaid expenses and current assets	26,467	19,289
	$67,595	$31,828

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Property and Equipment, Net

	June 30, 2016	December 31, 2015
	(in thousands)
Computer equipment and software	$179,415	$172,048
Manufacturing equipment	150,598	148,820
Capitalized software and website development costs	126,153	108,837
Buildings under build-to-suit leases	56,469	56,468
Leasehold improvements	21,840	21,519
Rental equipment	17,626	17,414
Furniture and fixtures	11,529	11,351
	563,630	536,457
Less: Accumulated depreciation and amortization	(295,784)	(254,678)
Net property and equipment	$267,846	$281,779

Included within manufacturing equipment is approximately $66.0 million and $72.9 million of capital lease obligations for various pieces of manufacturing facility equipment as of June 30, 2016 and December 31, 2015, respectively. Accumulated depreciation of assets under capital lease totaled $17.9 million at June 30, 2016 compared to $14.1 million at December 31, 2015.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $23.3 million and $21.0 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense totaled $46.3 million and $40.9 million for the six months ended June 30, 2016 and 2015, respectively.

Included in property and equipment is approximately $27.4 million and $17.2 million of assets in construction as of June 30, 2016 and December 31, 2015, respectively, the majority of which relates to internal-use software.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued compensation	$15,085	$20,703
Capital lease obligations, current portion	12,537	14,090
Accrued production costs	12,363	44,825
Accrued marketing expenses	9,951	26,793
Accrued income and sales tax	3,234	17,843
Accrued other	18,352	24,880
	$71,522	$149,134

Other Liabilities

	June 30, 2016	December 31, 2015
	(in thousands)
Financing obligations	$56,111	$56,771
Capital lease obligations, non-current portion	34,965	44,428
Deferred tax liability	9,334	12,447
Deferred revenue, non-current portion	5,949	6,564
Other liabilities	3,719	2,902
	$110,078	$123,112

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
As of June 30, 2016, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization (1)	(28,524)	(35,639)
Net carrying amount	$271,476	$264,361

Equity component (2)	$63,510	$63,510

(1)	In April 2015, the FASB issued new guidance related to presentation of debt issuance costs. Effective January 1, 2016 the Company has adopted the guidance and applied it on a retrospective basis.

(2)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
0.25% coupon	$188	$188	$375	$375
Amortization of debt issuance costs	327	310	650	615
Amortization of debt discount	3,256	3,078	6,465	6,113
	$3,771	$3,576	$7,490	$7,103

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

Note 8 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of June 30, 2016, the Company's Board of Directors has approved increases to the program on the following dates:

•	On February 6, 2014, the Company's Board of Directors approved an increase of $100.0 million in addition to any amounts repurchased as of that date.

•	On February 9, 2015, the Company's Board of Directors approved an increase of $300.0 million in addition to any amounts repurchased as of that date.

•	On April 21, 2016, the Company's Board of Directors approved an increase of $100.0 million in addition to any amounts repurchased as of that date.
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
The following table provides information about our repurchase of shares of our common stock for fiscal years 2014, 2015, and 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2014 Repurchases	1,961,085	$45.29	$88,815
2015 Repurchases (2)	4,907,675	$43.99	$215,911
2016 Repurchases to date (3)	1,797,449	$43.49	$78,172

(1)
All shares were purchased pursuant to the publicly announced share repurchase program described above. Shares are reported in a period based on the settlement date of the applicable repurchase. All repurchased shares of common stock have been retired.

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

(3)	Represents repurchases for the six months ended June 30, 2016.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consumer
Net revenues	$176,617	$171,274	$331,998	$320,062
Cost of net revenues	85,276	83,387	171,613	164,165
Gross profit	$91,341	$87,887	$160,385	$155,897
Gross profit as a percentage of net revenues	52%	51%	48%	49%

Shutterfly Business Solutions (SBS)
Net revenues	$27,344	$12,605	$53,672	$23,795
Cost of net revenues	21,810	10,245	41,520	20,133
Gross profit	$5,534	$2,360	$12,152	$3,662
Gross profit as a percentage of net revenues	20%	19%	23%	15%

Corporate
Net revenues	$—	$—	$—	$—
Cost of net revenues	2,506	3,015	5,182	7,056
Gross profit	$(2,506)	$(3,015)	$(5,182)	$(7,056)

Consolidated
Net revenues	$203,961	$183,879	$385,670	$343,857
Cost of net revenues	109,592	96,647	218,315	191,354
Gross profit	$94,369	$87,232	$167,355	$152,503
Gross profit as a percentage of net revenues	46%	47%	43%	44%

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion in May 2013, Bank of America, N.A. and

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Morgan Stanley Bank, N.A. joined the syndicate. From inception through June 30, 2016, the Company has not drawn on the credit facility.

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

On June 10, 2016, the Company renewed the Credit Agreement and the Banks. As part of this renewal, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. left the syndicate and SunTrust Bank and BMO Harris Bank N.A. joined the syndicate. The Credit Agreement is for five years and provides for a $200.0 million senior secured revolving credit facility. As part of the renewal, the Company amended the Credit Agreement by and among the Company and the Banks to increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00 for the fiscal quarter ended June 30, 2016 through March 31, 2017, at or below 3.25 to 1.00 for the fiscal quarter ending June 30, 2017 through March 31, 2018, and at or below 3.00 to 1.00 for the fiscal quarter ended June 30, 2018 and thereafter. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of June 30, 2016, the Company is in compliance with these covenants.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company had previously accrued. There are no amounts accrued which the Company believes would be material to its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology initiatives, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2016, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, our manufacturing capabilities, our new production facilities, effective tax rates, outstanding convertible senior notes, stock repurchase program as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, economic downturns and the general state of the economy; changes in consumer discretionary spending as a result of the macroeconomic environment; competition, which could lead to pricing pressure; our ability to expand our customer base, increase sales to existing customers and meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop and implement innovative, new products and services on a timely and cost-effective basis, including our next generation Shutterfly platform; consumer acceptance of our products and services; our ability to successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; our ability to achieve and maintain expected benefits of our partnerships; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; and our ability to timely upgrade and develop our infrastructure and facilities and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results

Overview

We are the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner through our trusted premium lifestyle brands:  Shutterfly, Tiny Prints, Wedding Paper Divas, MyPublisher, BorrowLenses and Groovebook.

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

In the second quarter of 2016, we launched our new Statement Gifts category on Shutterfly, enabling customers to share life's joy by providing premium non-photo personalized gifts. These high quality statement gifts, which include etched decanters, embroidered totes, and engraved cutting boards and glass frames are available in a variety of unique designs. These products expand out gifting portfolio to better serve current and new customers. They are a convenient additional purchase for many of the occasions for which customers frequent our site.

We also made substantial progress on our Shutterfly 3.0 initiative. Shutterfly 3.0 is our long term vision for creating a platform and device-agnostic memory management and personalized e-commerce solution. Our goals for 2016 are two-fold; firstly, adding a set of next generation features and functionality in to our Shutterfly platform, and secondly, building out our integrated e-commerce capabilities. Our first goal of adding next generation features to Shutterfly is focused on creating a new photo management solution on Shutterfly by integrating ThisLife technology, which has superior organization and creation features. This new integrated photo management solution, which greatly enhances the legacy Shutterfly platform, is part of the All New Shutterfly. On the e-commerce side, we are focused on building an enhanced Shutterfly mobile app on iOS and Android that offers a broader product catalog.

During the second quarter we made strong progress on our migration to the All New Shutterfly. Our plan is to have our most active users on the All New Shutterfly platform in time for our Q4 peak season, including legacy ThisLife customers and new registrants. In Q2 we finished the migration of all legacy ThisLife customers and 100% of our new customers are starting on the All New Shutterfly. We are now focused on continuing the migration of our existing Shutterfly customers.

Customers that have moved on to the All New Shutterfly are taking advantage of a number of new features. Our new photo service provides a modern, intuitive user interface from which they can easily gather, find, create, and enjoy their photos across web and mobile. Users can view photos on a timeline and also organize them in to albums. New facial recognition functionality enhances the service, making it easy to tag and search by people, places and keywords. Combined with our simple and powerful upload tools for both desktop and mobile, including the ability to detect and auto upload new photos, All New Shutterfly customers can easily and quickly create gifts and keepsakes. We've begun demonstrating the potential of the All New Shutterfly's enhanced feature set through successful marketing campaigns we conducted for both Mother's Day and Father's Day, which included better product ideation for our customers.

Our second major project for 2016, building an enhanced Shutterfly mobile app with a broader product catalog, is expected to launch later this year. For the second quarter, the mobile app continues to drive a record number of Customers to Shutterfly, benefiting from successful marketing campaigns. We are making good progress on updating the user interface and feel confident in our ability to have a broad selection of holiday cards for creation and purchase from mobile devices in the fourth quarter as expected.

On the SBS side, we continued to develop our relationships with existing customers as we work on integrating our platform in to their systems and processes. Ultimately, our fully integrated end-to-end solution will allow us to work more closely with our customers in designing and implementing marketing programs.

We continue to invest in our printing capabilities with a customer-centric focus on automation and reducing our reliance on temporary labor. To that end, in the second quarter of 2015 we signed a deal with a third party to lease a number of state of the art, four-color digital printers. These technology leading-printers are better quality, more efficient, and should help improve our cost structure. Installation of these new presses will take place in the summer of 2016.

On the marketing front, we have continued to innovate to get the most for our marketing dollars in an environment of rising media costs. We are making focused investments in mobile and continue to leverage our omni-channel approach to drive customer engagement and conversion. For example, in the second quarter of 2016:

•	We launched a year-long partnership with celebrity mom and actress, Drew Barrymore, who will be designing a Shutterfly home decor and holiday collection;

•	We concluded our fourth season as the philanthropic partner for the Ellen DeGeneres Show; and

•	We continued to work with Baby 2 Baby and had a very successful Mother's Day event with Jessica Biel.

In the quarter, Shutterfly continued to build on its numerous partnerships to drive awareness and customer engagement. For example:

•	We continued our partnership with the United States Postal Service and were a featured placement in their e-commerce Spring/Summer campaign.

•	We also launched new partnerships with category leaders like:

◦	Avis/Budget aimed at increasing engagement with holiday travelers renting cars; and

◦	PetSmart which is the largest pet goods retailer in the United States and the go-to pet products retailer for many pet parents looking to preserve memories with their beloved pets.

And finally, Christopher North, Shutterfly's new President and Chief Executive Officer, began his employment on May 31, 2016. Mr. North has joined us from Amazon UK where he most recently served as UK Managing Director of Amazon EU Sarl.

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

Total Customers.     We closely monitor total customers as a key indicator of demand.  Total customers represents the number of transacting customers in a given period.  An active customer is defined as one that has transacted in the last trailing twelve months. We seek to expand our customer base by empowering our existing customers with sharing and collaboration services, and by conducting integrated marketing and advertising programs. We also acquire new customers through customer list acquisitions. Total customers have increased on an annual basis for each year since inception.

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

We believe the analysis of these metrics and others described under "Non-GAAP Financial Measures" provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenues and operating results.

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

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our websites, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our websites and store the customer data, including data storage for our ThisLife service, as well as amortization of purchased software. Technology and development expense also includes co-location, power and bandwidth costs.

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

Interest Expense.   Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs and our 0.25% coupon payment, costs associated with our five-year syndicated credit facility that was renewed in June 2016, and costs associated with our capital leases and build-to-suit lease financing obligations.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues	100%	100%	100%	100%
Cost of net revenues	54%	53%	57%	56%
Gross profit	46%	47%	43%	44%
Operating expenses:
Technology and development	20%	20%	21%	21%
Sales and marketing	23%	27%	24%	28%
General and administrative	13%	16%	15%	17%
Total operating expenses	56%	63%	60%	66%
Loss from operations	(10)%	(16)%	(17)%	(22)%
Interest expense	(3)%	(3)%	(2)%	(3)%
Interest and other income, net	—%	1%	—%	1%
Loss before income taxes	(13)%	(18)%	(19)%	(24)%
Benefit from income taxes	5%	5%	7%	4%
Net loss	(8)%	(13)%	(12)%	(20)%

Comparison of the Three Month Periods Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$203,961	$183,879	$20,082	11%
Cost of net revenues	109,592	96,647	12,945	13%
Gross profit	$94,369	$87,232	$7,137	8%
Gross profit as a percentage of net revenues	46%	47%

Net revenues increased $20.1 million, or 11%, for the three months ended June 30, 2016 as compared to the same period in 2015. Cost of net revenues increased $12.9 million, or 13%, for the three months ended June 30, 2016 as compared to the same period in 2015. As a percentage of net revenues, cost of net revenues increased to 54% in the three months ended June 30, 2016 from 53% in the same period in 2015, which decreased gross margin to 46% in the three months ended June 30, 2016 from 47% in the same period in 2015.

In the second quarter of 2015, operating results benefited from the recognition of breakage revenue from unredeemed flash deals associated with a change in estimate. As a result, our Consumer net revenues recognized a benefit of $7.5 million. Excluding this amount from prior year, net revenues increased $27.6 million, or 16%, for the three months ended June 30, 2016 from $176.4 million to $204.0 million.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$176,617	$171,274	$5,343	3%
Cost of net revenues	85,276	83,387	1,889	2%
Gross profit	$91,341	$87,887	$3,454	4%
Gross profit as a percentage of net revenues	52%	51%

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(in thousands)
Key Consumer Metrics
Total Customers	3,260	3,134	126	4%
Total Number of Orders	5,303	5,038	265	5%
Average order value (AOV)	$33.30	$32.50	$0.80	2%

Consumer Segment

Consumer net revenues increased $5.3 million, or 3%, in the three months ended June 30, 2016 compared to the same period in 2015.  The increase in Consumer net revenues was primarily a result of increased sales of cards and stationery, photo gifts, photobooks, and mobile revenue. The increase is also reflected in the increases in customers and orders in three months ended June 30, 2016, as compared to the same period in 2015. Excluding the impact of breakage revenue from prior year, AOV increased 2% primarily due to increased average sales prices across Shutterfly brands and favorable product mix. Including the impact of breakage revenue in 2015, AOV decreased 2% from prior year.

Consumer cost of net revenues increased $1.9 million, or 2%, for the three months ended June 30, 2016 as compared to the same period in 2015. Consumer gross margin increased to 52% in the three months ended June 30, 2016 from 51% in the same period in 2015. The increase in Consumer gross margin percentage from the same period a year ago is primarily driven by rent reduction as a result of facilities consolidation related to the opening of our Tempe, Arizona facility and higher net revenues from our Shutterfly brand and mobile revenue.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$27,344	$12,605	$14,739	117%
Cost of net revenues	21,810	10,245	11,565	113%
Gross profit	$5,534	$2,360	$3,174	134%
Gross profit as a percentage of net revenues	20%	19%

SBS Segment

SBS net revenues increased $14.7 million, or 117%, in the three months ended June 30, 2016 compared to the same period in 2015. The increase in SBS net revenues is primarily due to the expansion of projects, higher revenue volumes with existing customers, and acquisition of new customers.

SBS cost of net revenues increased 11.6 million, or 113%, for the three months ended June 30, 2016 as compared to the same period in 2015. SBS gross margin increased to 20% in the three months ended June 30, 2016 from 19% in the same period in 2015. The increase in SBS gross margin is primarily due to the expansion of projects with our existing customers.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	2,506	3,015	(509)	(17)%
Gross profit	$(2,506)	$(3,015)	$509	(17)%

Corporate Segment

Corporate cost of net revenues decreased $0.5 million, or 17% in the three months ended June 30, 2016 compared to the same period in 2015. The decrease in corporate cost of net revenues was primarily a result of fully amortized intangible assets relating to our business acquisitions in prior years.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Technology and development	$41,313	$36,502	$4,811	13%
Percentage of net revenues	20%	20%	—	—
Sales and marketing	$47,539	$50,446	$(2,907)	(6)%
Percentage of net revenues	23%	27%	—	—
General and administrative	$26,592	$28,676	$(2,084)	(7)%
Percentage of net revenues	13%	16%	—	—

Our technology and development expense increased $4.8 million, or 13%, for the three months ended June 30, 2016, compared to the same period in 2015. As a percentage of net revenues, technology and development remained flat at 20% in the three months ended June 30, 2016 and 2015. The overall increase in expense was primarily due to an increase of $3.5 million in personnel and related costs due to increased headcount, an increase of $2.3 million in professional fees, an increase of $1.9 million in facilities costs primarily resulting from additional network operations and security support, and an increase in depreciation and amortization expense of $0.4 million. These factors were partially offset by an increase of $2.5 million in software and website development costs capitalized and by a decrease in stock-based compensation expense of $0.7 million.

At June 30, 2016, headcount in technology and development increased by 17% compared to June 30, 2015, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended June 30, 2016, we capitalized $8.0 million in eligible salary and consultant costs, including $0.4 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $5.5 million capitalized in the three months ended June 30, 2015, which included $0.3 million of stock-based compensation expense.

Our sales and marketing expense decreased $2.9 million, or 6%, in the three months ended June 30, 2016 compared to the same period in 2015. As a percentage of net revenues, total sales and marketing expense decreased to 23% in the three months ended June 30, 2016 from 27% in the three months ended June 30, 2015. The decrease in our sales and marketing expense was due to a decrease of $3.5 million attributed to our flash breakage catch-up of marketing expense from prior year. There was also a decrease of $1.9 million of stock-based compensation expense due to executive departures in the first quarter of 2016 and full vesting of prior acquisition grants and a decrease of $1.1 million in depreciation and amortization expense. These factors were partially offset by an increase of $1.8 million in advertising and promotional activity, $1.3 million in personnel costs due to increased headcount, and $0.3 million in professional fees.

Our general and administrative expense decreased $2.1 million, or 7%, in the three months ended June 30, 2016 as compared to the same period in 2015. As a percentage of net revenues, general and administrative expense decreased to 13% in the three months ended June 30, 2016 from 16% in the three months ended June 30, 2015. The decrease in general and administrative expense was primarily due to a decrease of $2.8 million in stock-based compensation expense from the departure of our former Chief Executive Officer and a decrease in taxes and miscellaneous fees of $0.3 million. The decrease in general and administrative expense was partially offset by an increase of $0.4 million in facilities costs, an increase of $0.2 million in depreciation and amortization expense, an decrease of $0.2 million in proceeds from intellectual property license agreements, and an increase of $0.2 million in credit card fees.

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Interest expense	$(5,661)	$(4,985)	$(676)
Interest and other income, net	128	120	8

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases, and our financing obligation associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $5.7 million for the three months ended June 30, 2016 compared to $5.0 million during the same period a year ago. This increase in interest expense was primarily driven by $0.4 million of financing obligations related to our Tempe, Arizona facility that became operational in the second quarter of 2015 and an increase of $0.2 million in interest expense from our convertible debt compared to prior year.

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Income tax benefit	$10,123	$9,480
Effective tax rate	38%	29%

We recorded an income tax benefit of $10.1 million and $9.5 million for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 38% for the three months ended June 30, 2016, compared to 29% for the three months ended June 30, 2015. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, a discrete tax expense related to the Israel Tax Authority settlement in the second quarter of 2016, and disqualifying dispositions of employee incentive stock options.

During the second quarter of 2016 the Israel Tax Authority, as part of the 2012 to 2014 audit, issued an assessment for taxes due that resulted in a discrete tax expense of $0.3 million.

Comparison of the Six Month Periods Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$385,670	$343,857	$41,813	12%
Cost of net revenues	218,315	191,354	26,961	14%
Gross profit	$167,355	$152,503	$14,852	10%
Gross profit as a percentage of net revenues	43%	44%

Net revenues increased $41.8 million, or 12%, for the six months ended June 30, 2016 as compared to the same period in 2015. Cost of net revenues increased $27.0 million, or 14%, for the six months ended June 30, 2016 as compared to the same period in 2015. As a percentage of net revenues, cost of net revenues increased to 57% in the six months ended June 30, 2016 from 56% in the same period in 2015, which decreased gross margin to 43% in the six months ended June 30, 2016 from 44% in the same period in 2015.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$331,998	$320,062	$11,936	4%
Cost of net revenues	171,613	164,165	7,448	5%
Gross profit	$160,385	$155,897	$4,488	3%
Gross profit as a percentage of net revenues	48%	49%

Consumer Segment

Consumer net revenues increased $11.9 million, or 4%, in the six months ended June 30, 2016 compared to the same period in 2015.  The increase in Consumer net revenues was primarily a result of increased sales of cards and stationery, photo gifts, and mobile revenue. The increase is also reflected in the increases in customers and orders in the six months ended June 30, 2016, as compared to the same period in 2015.

Consumer cost of net revenues increased $7.4 million, or 5%, for the six months ended June 30, 2016 as compared to the same period in 2015, which decreased Consumer gross margin to 48% in the six months ended June 30, 2016 from 49% in the same period in 2015. The decrease in Consumer gross margin percentage from the same period a year ago is largely driven by the expenses of our expanded manufacturing facilities which resulted in increases to depreciation and labor costs. Increased mobile promotional activity also impacted gross margin.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$53,672	$23,795	$29,877	126%
Cost of net revenues	41,520	20,133	21,387	106%
Gross profit	$12,152	$3,662	$8,490	232%
Gross profit as a percentage of net revenues	23%	15%

SBS Segment

SBS net revenues increased $29.9 million, or 126%, in the six months ended June 30, 2016 compared to the same period in 2015. The increase in SBS net revenues is primarily due to the expansion of projects with existing customers and the acquisition of new customers.

SBS cost of net revenues increased $21.4 million, or 106%, for the six months ended June 30, 2016 as compared to the same period in 2015, which increased SBS gross margin to 23% in the six months ended June 30, 2016 from 15% in the same period in 2015. The increase in SBS gross margin is primarily due to increased efficiencies as a result of the expansion of projects with our existing customers.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	5,182	7,056	(1,874)	(27)%
Gross profit	$(5,182)	$(7,056)	$1,874	(27)%

Corporate Segment

Corporate cost of net revenues decreased $1.9 million, or 27% in the six months ended June 30, 2016 compared to the same period in 2015. The decrease in corporate cost of net revenues was primarily a result of fully amortized intangible assets relating to our business acquisitions in prior years.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Technology and development	$79,582	$73,862	$5,720	8%
Percentage of net revenues	21%	21%	—	—
Sales and marketing	$93,381	$94,976	$(1,595)	(2)%
Percentage of net revenues	24%	28%	—	—
General and administrative	$57,281	$58,281	$(1,000)	(2)%
Percentage of net revenues	15%	17%	—	—

Our technology and development expense increased $5.7 million, or 8%, for the six months ended June 30, 2016, compared to the same period in 2015. As a percentage of net revenues, technology and development expense remained flat at 21% in the six months ended June 30, 2016 and 2015. The overall increase in expense was primarily due to an increase of $5.7 million in personnel and related costs due to increased headcount and an increase of $2.9 million in facilities costs primarily resulting from additional network operations and security support. The increase in technology and development expense was also due to an increase of $3.1 million in professional fees and an increase of $1.0 million in depreciation and amortization expense. These factors were partially offset by an increase of $5.0 million in software and website development costs capitalized and by a decrease in stock-based compensation expense of $2.2 million.

In the six months ended June 30, 2016, we capitalized $14.6 million in eligible salary and consultant costs, including $0.2 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $9.6 million capitalized in the six months ended June 30, 2015, which included $0.6 million of stock-based compensation expense.

Our sales and marketing expense decreased $1.6 million, or 2%, in the six months ended June 30, 2016 compared to the same period in 2015. As a percentage of net revenues, total sales and marketing expense decreased to 24% in the six months ended June 30, 2016 from 28% in the six months ended June 30, 2015. The decrease in our sales and marketing expense was primarily driven by a decrease of $3.8 million in stock-based compensation expense due to executive departures in the first quarter of 2016 and full vesting of prior acquisition grants. There was also a decrease of $1.3 million in depreciation and amortization expense compared to the prior year. These factors were partially offset by an increase of $3.0 million in personnel and related costs due to an increase in headcount, as well as an increase of $0.4 million in professional fees.

Our general and administrative expense decreased $1.0 million, or 2%, in the six months ended June 30, 2016 as compared to the same period in 2015. As a percentage of net revenues, general and administrative expense decreased to 15% in the six months ended June 30, 2016 from 17% in the six months ended June 30, 2015. The decrease in general and administrative expense was primarily due to a decrease of $6.9 million in stock-based compensation expense from the departure of our former Chief Executive Officer, a decrease in loss on asset disposition of $0.3 million, and a decrease in total insurance, taxes and other fees of $0.3 million. The decrease in general and administrative expense was partially offset by an increase of $3.4 million in personnel related costs as a result of executive severance in the first quarter of 2016, an increase of $1.1 million in professional fees, and an increase of $1.0 million in facility costs. There was also an increase of $0.5 million in depreciation and amortization expense, a decrease of $0.2 million in proceeds from intellectual property license agreements, and an increase of $0.2 million in credit card fees due to increased revenue.

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Interest expense	$(11,336)	$(9,721)	$(1,615)
Interest and other income, net	249	222	27

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases, and our financing obligation associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $11.3 million for the six months ended June 30, 2016 compared to $9.7 million during the same period a year ago. This increase in interest expense was primarily driven by $0.9 million of financing obligations related to our Tempe, Arizona facility that became operational in the second quarter of 2015, an increase of $0.4 million in interest expense from our convertible debt, and additional equipment capital leases of $0.3 million compared to prior year.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Income tax benefit	$28,055	$15,235
Effective tax rate	38%	18%

We recorded an income tax benefit of $28.1 million and $15.2 million for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 38% for the six months ended June 30, 2016, compared to 18% for the six months ended June 30, 2015. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, a discrete tax expense related to the Israel Tax Authority settlement in the second quarter of 2016, and disqualifying dispositions of employee incentive stock options.

During the second quarter of 2016 the Israel Tax Authority, as part of the 2012 to 2014 audit, issued an assessment for taxes due that resulted in a discrete tax expense of $0.3 million.

Liquidity and Capital Resources

At June 30, 2016, we had $99.2 million of cash and cash equivalents and $50.1 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, in May 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility expiring in June 2021 to provide up to $200.0 million in additional capital resources. As of June 30, 2016, no amounts have been drawn against this facility.

Below is our cash flow activity for the six months ended June 30, 2016:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(33,067)	$(28,935)
Capitalization of software and website development costs	(18,083)	(9,297)
Cash flows used in operating activities	(67,007)	(85,560)
Cash flows used in investing activities	(38,949)	(10,009)
Cash flows used in financing activities	(83,658)	(151,420)

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

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Technology equipment and software	$7,461	$22,167
Percentage of total capital expenditures	16%	55%
Manufacturing equipment and building improvements	19,195	6,007
Percentage of total capital expenditures	42%	15%
Capitalized technology and development costs	18,220	9,458
Percentage of total capital expenditures	40%	23%
Rental equipment	846	3,004
Percentage of total capital expenditures	2%	7%
Total capital expenditures	$45,722	$40,636
Total capital expenditures percentage of net revenues	12%	12%

Operating Activities. For the six months ended June 30, 2016, net cash used in operating activities was $67.0 million, primarily due to our net loss of $45.9 million and the net change in operating assets and liabilities of $102.3 million. Net cash used in operating activities was adjusted for non-cash items including $46.3 million of depreciation and amortization expense, $21.1 million of stock-based compensation expense, $11.2 million of amortization of intangible assets, $7.1 million for amortization of debt discount and $3.6 million benefit from deferred income taxes.

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

Investing Activities. For the six months ended June 30, 2016, net cash used in investing activities was $38.9 million.  We used $33.1 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations, including a transaction in the second quarter of 2016 in which we acquired and subsequently sold $9.8 million of printers. We also used $18.1 million for capitalized software and website development and $15.9 million to purchase investments. This was partially offset by proceeds from the maturities of investments of $17.9 million and proceeds from sale of property and equipment of $10.2 million.

For the six months ended June 30, 2015, net cash used in investing activities was $10.0 million. We used $28.9 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations, $9.3 million for capitalized software and website development, and $4.4 million to purchase investments.  This was partially offset by proceeds from the sale of investments of $32.4 million.

Financing Activities. For the six months ended June 30, 2016, net cash used in financing activities was $83.7 million. We used $78.2 million to repurchase shares of our common stock. We also used $11.4 million for payments of capital leases and financing obligations. This was partially offset by $5.2 million in excess tax benefit from stock-based compensation expense and $0.7 million of proceeds from the issuance of common stock from the exercise of stock options.

For the six months ended June 30, 2015, net cash used in financing activities was $151.4 million. We used $87.8 million to repurchase shares of common stock including a prepayment of $75.0 million under an accelerated share repurchase agreement that was settled in August 2015. We also recorded $14.4 million in excess tax benefit from stock-based compensation expense and $2.3 million of proceeds from the issuance of common stock from the exercise of stock options.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues	$203,961	$183,879	$385,670	$343,857

Non-GAAP adjusted EBITDA	$18,206	$15,630	$15,656	$14,759
EBITDA % of net revenues	9%	9%	4%	4%

Free cash flow	$(4,024)	$(6,955)	$(20,239)	$(25,876)
Free cash flow % of net revenues	(2)%	(4)%	(5)%	(8)%

For the three months ended June 30, 2016 and 2015, our adjusted EBITDA was $18.2 million and $15.6 million, respectively. In addition, during the three months ended June 30, 2016 and 2015, we experienced negative free cash flows of $4.0 million and $7.0 million, respectively.

For the six months ended June 30, 2016 and 2015, our adjusted EBITDA was $15.7 million and $14.8 million, respectively. In addition, during the six months ended June 30, 2016 and 2015, we experienced negative free cash flows of $20.2 million and $25.9 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three and six months ended June 30, 2016 and 2015 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(16,485)	$(23,777)	$(45,921)	$(68,880)
Add back:
Interest expense	5,661	4,985	11,336	9,721
Interest and other income, net	(128)	(120)	(249)	(222)
Benefit from income taxes	(10,123)	(9,480)	(28,055)	(15,235)
Depreciation and amortization	28,357	27,707	57,471	55,300
Stock-based compensation expense	10,924	16,315	21,074	34,075
Non-GAAP Adjusted EBITDA	$18,206	$15,630	$15,656	$14,759

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$16,916	$22,171	$(67,007)	$(85,560)
Add back:
Interest expense	5,661	4,985	11,336	9,721
Interest and other income, net	(128)	(120)	(249)	(222)
Benefit from income taxes	(10,123)	(9,480)	(28,055)	(15,235)
Changes in operating assets and liabilities	2,374	(6,803)	102,291	106,272
Other adjustments	3,506	4,877	(2,660)	(217)
Non-GAAP Adjusted EBITDA	18,206	15,630	15,656	14,759
Less:
Purchases of property and equipment, including accrued amounts	(22,005)	(17,199)	(27,502)	(31,177)
Capitalized software and website development costs, including accrued amounts	(10,052)	(5,386)	(18,220)	(9,458)
Capex adjustments [1]	$9,827	$—	$9,827	$—
Free cash flow	$(4,024)	$(6,955)	$(20,239)	$(25,876)

[1] In the second quarter of 2016, the Company acquired and subsequently sold $9.8 million of printers.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of June 30, 2016, our investments totaled $50.1 million, which represented approximately 72% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the second quarter of 2016.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated more than 50% of our net revenues in the fourth quarter during each of the last three years. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. We face intense competition for seasonal and temporary workers. If we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, Vistaprint, and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Snapchat and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Flickr;

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

As a part of our current business model, we offer our customers free unlimited online storage and sharing of images and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. We continuously evaluate our short and long-term data storage capacity requirements to enable adequate capacity and management for new and existing customers. We strive to predict the capacity requirements as tightly as possible as overestimating may negatively impact our capital needs and underestimating may impact the level and quality of service we provide to our customers, which could impact customer satisfaction, revenue, costs and brand reputation.

If we do not successfully develop and implement Shutterfly 3.0 in a timely manner or if Shutterfly 3.0 is not accepted by our customers, our results of operations may suffer.

We have made progress toward creating a memory management service connected to smart, personalized, customer-friendly, scalable e-commerce solutions (“Shutterfly 3.0”).  With Shutterfly 3.0, we aim to address the friction points caused by multiple devices, fragmented storage options and limited organization and search capabilities for interacting with photos and videos.  Shutterfly 3.0 is intended to deliver a better overall user experience with more products and innovations for our customers.  Phase one, integrating ThisLife into Shutterfly is being completed. We have begun migrating customers to the new, integrated platform and will continue this process throughout 2016.

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

Our business requires that we have adequate capacity in our computer systems to cope with the periodic high volume of visits to our websites and mobile applications. As our operations grow in size and scope, we continually need to improve and upgrade our computer systems, data storage, and network infrastructure to enable reliable access to our websites and mobile applications, in order to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our net revenues will increase to offset these additional expenses.

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

Our success depends, in large part, on our ability to identify, hire, integrate, retain and motivate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled senior management, technical, marketing and production personnel are critical to our future, and competition for experienced employees can be intense. We face significant competition for qualified personnel in all locations where we operate, including in the San Francisco Bay Area, where our headquarters are located. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, a lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult. Changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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

Since 2007, our board of directors has approved inducement equity awards outside of our 2006 Plan to select new employees upon hire and in connection with mergers and acquisitions without stockholder approval in accordance with NASDAQ Listing Rule 5635(c) for an aggregate of 3,216,061 shares of our common stock. In December 2015, we replaced the 2006 Plan with our 2015 Plan. We have recently made, and expect to continue making, inducement equity awards outside of the 2015 Plan as we did with the 2006 Plan. The use of inducement equity awards may dilute the equity interest of our stockholders, which could in turn adversely affect prevailing market prices for our common stock.

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

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses, MyPublisher, and Groovebook brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to attract new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

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

As of June 30, 2016, Shutterfly had 94 patents issued, and had more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources and divert management’s attention.

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

In April of 2016, our board of directors approved an increase to the share repurchase program of up to $100.0 million in addition to amounts remaining. Through June 30, 2016, we have repurchased $388.9 million in stock under our total authorized amount of $406.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the second quarter of the fiscal year 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2) (3)
April 1, 2016 to April 30, 2016	212,037	46.63	212,037	137,927
May 1, 2016 to May 31, 2016	240,764	46.58	240,764	126,713
June 1, 2016 to June 30, 2016	206,187	46.61	206,187	117,103
	658,988	$46.61	658,988	$117,103

(1) All shares were purchased pursuant to the publicly announced share repurchase program described in footnote 2 below. Shares are reported in a period based on the settlement date of the applicable repurchase. All repurchased shares of common stock have been retired.

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

(3) On April 21, 2016, the Company's Board of Directors approved an increase to repurchase up to $100.0 million in addition to amounts authorized to date. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01	Form of Executive Change in Control Agreement. (incorporated by reference to Exhibit 10.03 to Shutterfly's Quarterly Report Form 10-Q filed on May 4, 2016). †
10.02	Form of Amendment to Executive Retention Agreement. (incorporated by reference to Exhibit 10.04 to Shutterfly's Quarterly Report Form 10-Q filed on May 4, 2016). †
10.03	Notice of Inducement Stock Option Grant for Christopher North
10.04	Notice of Inducement Restricted Stock Unit Award for Christopher North
10.05	Amended and Restated Credit Agreement, dated June 10, 2016, by and among the Company, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A. ("Credit Agreement") #
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

†	Represents a management contract or compensatory plan.
#
Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

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

SHUTTERFLY, INC.
(Registrant)

Dated: August 3, 2016	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2016	By:	/s/ Michael Pope
Michael Pope
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Form of Executive Change in Control Agreement. (incorporated by reference to Exhibit 10.03 to Shutterfly's Quarterly Report Form 10-Q filed on May 4, 2016). †
10.02	Form of Amendment to Executive Retention Agreement. (incorporated by reference to Exhibit 10.04 to Shutterfly's Quarterly Report Form 10-Q filed on May 4, 2016). †
10.03	Notice of Inducement Stock Option Grant for Christopher North
10.04	Notice of Inducement Restricted Stock Unit Award for Christopher North
10.05	Amended and Restated Credit Agreement, dated June 10, 2016, by and among the Company, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A. ("Credit Agreement") #
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

†	Represents a management contract or compensatory plan.
#
Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

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