Form 10-Q
period 2016-09-30
SHUTTERFLY INC
filed 2016-11-04
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at November 2, 2016
Common stock, $0.0001 par value per share	33,945,139

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$60,212	$288,863
Short-term investments	32,643	22,918
Accounts receivable, net	44,759	55,222
Inventories	11,351	13,466
Prepaid expenses and other current assets	90,047	31,828
Total current assets	239,012	412,297
Long-term investments	16,114	29,005
Property and equipment, net	292,782	281,779
Intangible assets, net	47,501	62,323
Goodwill	408,975	408,975
Other assets	13,554	10,948
Total assets	$1,017,938	$1,205,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,865	$35,329
Accrued liabilities	88,233	149,134
Deferred revenue, current portion	22,082	27,329
Total current liabilities	128,180	211,792
Convertible senior notes, net	275,108	264,361
Other liabilities	137,603	123,112
Total liabilities	540,891	599,265
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,865 and 34,777 shares issued and outstanding on September 30, 2016 and December 31, 2015, respectively	3	4
Additional paid-in capital	937,026	900,218
Accumulated other comprehensive income (loss)	24	(68)
Accumulated deficit	(460,006)	(294,092)
Total stockholders' equity	477,047	606,062
Total liabilities and stockholders' equity	$1,017,938	$1,205,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues	$187,328	$167,492	$572,998	$511,349
Cost of net revenues	117,754	107,991	336,069	299,345
Gross profit	69,574	59,501	236,929	212,004
Operating expenses:
Technology and development	43,284	38,066	122,866	111,928
Sales and marketing	41,903	43,052	135,284	138,028
General and administrative	26,181	27,449	83,462	85,730
Total operating expenses	111,368	108,567	341,612	335,686
Loss from operations	(41,794)	(49,066)	(104,683)	(123,682)
Interest expense	(5,726)	(5,613)	(17,062)	(15,334)
Interest and other income, net	130	433	379	655
Loss before income taxes	(47,390)	(54,246)	(121,366)	(138,361)
Benefit from (provision for) income taxes	18,235	(8,831)	46,290	6,404
Net loss	$(29,155)	$(63,077)	$(75,076)	$(131,957)

Net loss per share - basic and diluted	$(0.86)	$(1.73)	$(2.19)	$(3.54)

Weighted-average shares outstanding - basic and diluted	33,932	36,369	34,235	37,291

Stock-based compensation is allocated as follows (Note 2):
Cost of net revenues	$1,131	$952	$3,436	$3,145
Technology and development	2,725	2,443	5,696	7,744
Sales and marketing	3,664	5,329	11,697	17,202
General and administrative	4,694	7,032	12,459	21,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(29,155)	$(63,077)	$(75,076)	$(131,957)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on investments, net	(59)	31	149	134
Tax benefit (expense) on unrealized gain / loss on investments, net	23	(12)	(57)	(51)
Other comprehensive income (loss), net of tax	(36)	19	92	83
Comprehensive loss	$(29,191)	$(63,058)	$(74,984)	$(131,874)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(75,076)	$(131,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,314	63,435
Amortization of intangible assets	15,744	20,798
Amortization of debt discount and transaction costs	10,747	10,163
Stock-based compensation	33,288	49,831
Loss on disposal of property and equipment	378	1,475
Deferred income taxes	5,786	(14,414)
Tax benefit from stock-based compensation	263	13,041
Excess tax benefits from stock-based compensation	(886)	(13,666)
Changes in operating assets and liabilities:
Accounts receivable	10,463	(17,797)
Inventories	2,115	1,406
Prepaid expenses and other assets	(61,113)	(12,146)
Accounts payable	(15,105)	(14,157)
Accrued and other liabilities	(67,806)	(63,712)
Net cash used in operating activities	(71,888)	(107,700)
Cash flows from investing activities:
Purchases of property and equipment	(43,733)	(46,448)
Capitalization of software and website development costs	(27,136)	(15,448)
Purchases of investments	(21,891)	(4,400)
Proceeds from the maturities and sales of investments	25,070	52,460
Proceeds from sale of property and equipment	14,071	1,128
Acquisition of business and intangible assets, net of cash acquired	—	(127)
Net cash used in investing activities	(53,619)	(12,835)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,935	2,670
Repurchases of common stock	(90,837)	(134,084)
Prepayment of accelerated share repurchase	—	(75,000)
Refund of accelerated share repurchase	—	38,179
Excess tax benefits from stock-based compensation	886	13,666
Principal payments of capital lease and financing obligations	(15,128)	(8,988)
Net cash used in financing activities	(103,144)	(163,557)
Net decrease in cash and cash equivalents	(228,651)	(284,092)
Cash and cash equivalents, beginning of period	288,863	380,543
Cash and cash equivalents, end of period	$60,212	$96,451

Supplemental schedule of non-cash investing / financing activities:
Net decrease in accrued purchases of property and equipment	$(1,274)	$(154)
Net increase (decrease) in accrued capitalized software and website development costs	(97)	363
Stock-based compensation capitalized with software and website development costs	1,322	1,001
Increase in estimated fair market value of buildings under build-to-suit leases	—	17,161
Property and equipment acquired under capital leases	23,946	29,097
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the annual period ending December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this update are effective for reporting periods beginning after December 15, 2016. The Company plans to adopt this pronouncement beginning January 1, 2017.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years. In 2016, the FASB issued additional guidance to clarify the implementation guidance. Presently, the Company is not yet in a position to assess the application date. The Company has not yet completed its final review of the impact of this guidance, although the Company currently does not anticipate a material impact on its revenue recognition practices. The Company will continue to review variable consideration, potential disclosures, and the method of adoption to complete the evaluation of the impact on the consolidated financial statements. In addition, the Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new guidance clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

Out-of-period Correction

In the third quarter of 2016, the Company recorded an out-of-period correction to increase revenue $0.8 million relating to prepaid plan breakage and $0.5 million relating to other errors. These amounts were incorrectly deferred and should have been recorded in prior periods. Management believes this correction is not material to the current period financial statements or any previously issued financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the nine months ended September 30, 2016 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	206	$27.08
Granted	850	48.30
Exercised	(93)	20.69
Forfeited, cancelled or expired	(4)	42.94
Balance as of September 30, 2016	959	$46.44	6.3	$1,633
Options vested and expected to vest at September 30, 2016	959	$46.44	6.3	$1,633
Options vested at September 30, 2016	108	$31.95	3.3	$1,623

During the nine months ended September 30, 2016, the Company granted options to the Chief Executive Officer to purchase an aggregate of 850,000 shares of common stock at a exercise price of $48.30, with an estimated weighted-average grant-date fair value of $13.50. The total intrinsic value of options exercised during the three months ended September 30, 2016 and 2015 was $1.9 million and $0.7 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $2.6 million and $3.6 million, respectively.

Net cash proceeds from the exercise of stock options for the three months ended September 30, 2016 and 2015 were $1.2 million and $0.4 million, respectively. Net cash proceeds from the exercise of stock options for the nine months ended September 30, 2016 and 2015 were $1.9 million and $2.7 million, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gives consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant.

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

A summary of the Company’s RSU activity for the nine months ended September 30, 2016, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2015	3,150	$44.28
Granted	1,261	41.73
Vested	(1,056)	43.69
Forfeited	(292)	45.07
Awarded and unvested as of September 30, 2016	3,063	$43.36
RSUs expected to vest after September 30, 2016	2,493

Included in the RSU grants for the nine months ended September 30, 2016, are 185,000 performance-based RSUs ("PBRSUs") that have both performance criteria tied to the Company’s 2016 financial performance and four year service criteria. Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2016 and 2015, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2016, the Company had $94.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately three years.

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

A summary of the net loss per share for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss per share:
Numerator
Net loss	$(29,155)	$(63,077)	$(75,076)	$(131,957)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	33,932	36,369	34,235	37,291
Net loss per share - basic and diluted	$(0.86)	$(1.73)	$(2.19)	$(3.54)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options and restricted stock units	3,923	3,330	3,666	3,457

Note 4 — Investments

At September 30, 2016 and December 31, 2015, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$15,074	$4	$(4)	$15,074
Agency securities	10,750	16	—	10,766
Commercial paper	3,399	—	—	3,399
US Government securities	3,398	6	—	3,404
Total short-term investments	$32,621	$26	$(4)	$32,643
Long-term investments
Corporate debt securities	$6,599	$4	$(5)	$6,598
Agency securities	6,373	11	(1)	6,383
US Government securities	3,126	7	—	3,133
Total long-term investments	$16,098	$22	$(6)	$16,114

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$16,187	$2	$(14)	$16,175
Agency securities	6,246	—	(2)	6,244
Commercial paper	499	—	—	499
Total short-term investments	$22,932	$2	$(16)	$22,918
Long-term investments
Corporate debt securities	$10,132	$—	$(37)	$10,095
Agency securities	13,421	1	(43)	13,379
US Government securities	5,549	—	(18)	5,531
Total long-term investments	$29,102	$1	$(98)	$29,005

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2016 and no impairments were recorded in the period. The Company had no material realized gains or losses during the nine months ended September 30, 2016.

The following table summarizes the contractual maturities of the Company's investments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
One year or less	$32,643	$22,918
One year through three years	16,114	29,005
	$48,757	$51,923

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of September 30, 2016.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Estimated Fair Value as of
	September 30, 2016		December 31, 2015
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$20,808	$—	$24,577	$—
Level 2 Securities:
Corporate debt securities	—	21,672	850	26,270
Agency securities	—	17,149	—	19,623
US Government securities	—	6,537	—	5,531
Commercial Paper	—	3,399	—	499
Total cash equivalents and investments	$20,808	$48,757	$25,427	$51,923

Convertible Senior Notes

As of September 30, 2016, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	September 30, 2016	December 31, 2015
Convertible senior notes	$284,796	$270,192

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2016	December 31, 2015
	(in thousands)
Intra-period income tax asset	$52,787	$—
Prepaid service contracts	8,883	12,539
Other prepaid expenses and current assets	28,377	19,289
	$90,047	$31,828

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Property and Equipment, Net

	September 30, 2016	December 31, 2015
	(in thousands)
Computer equipment and software	$183,918	$172,048
Manufacturing equipment	182,977	148,820
Capitalized software and website development costs	133,197	108,837
Buildings under build-to-suit leases	56,468	56,468
Leasehold improvements	22,456	21,519
Rental equipment	18,604	17,414
Furniture and fixtures	11,762	11,351
	609,382	536,457
Less: Accumulated depreciation and amortization	(316,600)	(254,678)
Net property and equipment	$292,782	$281,779

Included within manufacturing equipment is approximately $90.0 million and $72.9 million of capital lease obligations for various pieces of manufacturing facility equipment as of September 30, 2016 and December 31, 2015, respectively. Accumulated depreciation of assets under capital lease totaled $21.2 million at September 30, 2016 compared to $14.1 million at December 31, 2015.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $23.0 million and $22.6 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense totaled $69.3 million and $63.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Included in property and equipment is approximately $12.7 million and $17.2 million of assets in construction as of September 30, 2016 and December 31, 2015, respectively, the majority of which relates to internal-use software.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued production costs	$21,613	$44,825
Accrued compensation	16,658	20,703
Capital lease obligations, current portion	15,971	14,090
Accrued marketing expenses	7,623	26,793
Accrued income and sales tax	3,938	17,843
Accrued other	22,430	24,880
	$88,233	$149,134

Other Liabilities

	September 30, 2016	December 31, 2015
	(in thousands)
Financing obligations	$55,736	$56,771
Capital lease obligations, non-current portion	54,263	44,428
Deferred tax liability	18,789	12,447
Deferred revenue, non-current portion	5,641	6,564
Other liabilities	3,174	2,902
	$137,603	$123,112

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
As of September 30, 2016, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization (1)	(24,892)	(35,639)
Net carrying amount	$275,108	$264,361

Equity component (2)	$63,510	$63,510

(1)	In April 2015, the FASB issued new guidance related to presentation of debt issuance costs. Effective January 1, 2016 the Company has adopted the guidance and applied it on a retrospective basis.

(2)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
0.25% coupon	$188	$188	$562	$563
Amortization of debt issuance costs	332	314	982	929
Amortization of debt discount	3,300	3,120	9,765	9,233
	$3,820	$3,622	$11,309	$10,725

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

Note 8 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of September 30, 2016, the Company's Board of Directors has approved increases to the program on the following dates:

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
The following table provides information about our repurchase of shares of our common stock for fiscal years 2014, 2015, and 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2014 Repurchases	1,961,085	$45.29	$88,815
2015 Repurchases (2)	4,907,675	$43.99	$215,911
2016 Repurchases to date (3)	2,060,901	$44.08	$90,837

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

(3)	Represents repurchases for the nine months ended September 30, 2016.

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
The Company’s segments are determined based on the products and services it provides and how the CODM evaluates the business. The Company has the following reportable segments:
Consumer - Includes sales from the Company's brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, statement gifts and the related shipping revenues as well as rental revenue from its BorrowLenses brand.
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Consumer
Net revenues	$144,074	$138,025	$476,072	$458,087
Cost of net revenues	84,825	82,760	256,438	246,925
Gross profit	$59,249	$55,265	$219,634	$211,162
Gross profit as a percentage of net revenues	41%	40%	46%	46%

Shutterfly Business Solutions (SBS)
Net revenues	$43,254	$29,467	$96,926	$53,262
Cost of net revenues	30,389	22,566	71,909	42,699
Gross profit	$12,865	$6,901	$25,017	$10,563
Gross profit as a percentage of net revenues	30%	23%	26%	20%

Corporate
Net revenues	$—	$—	$—	$—
Cost of net revenues	2,540	2,665	7,722	9,721
Gross profit	$(2,540)	$(2,665)	$(7,722)	$(9,721)

Consolidated
Net revenues	$187,328	$167,492	$572,998	$511,349
Cost of net revenues	117,754	107,991	336,069	299,345
Gross profit	$69,574	$59,501	$236,929	$212,004
Gross profit as a percentage of net revenues	37%	36%	41%	41%

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion in May 2013, Bank of America, N.A. and

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Morgan Stanley Bank, N.A. joined the syndicate. From inception through September 30, 2016, the Company has not drawn on the credit facility.

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

On June 10, 2016, the Company renewed the Credit Agreement with the Banks. As part of this renewal, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. left the syndicate and SunTrust Bank and BMO Harris Bank N.A. joined the syndicate. The Credit Agreement is for five years and provides for a $200.0 million senior secured revolving credit facility. As part of the renewal, the Company amended the Credit Agreement by and among the Company and the Banks to increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00 for the fiscal quarter ended June 30, 2016 through March 31, 2017, at or below 3.25 to 1.00 for the fiscal quarter ending June 30, 2017 through March 31, 2018, and at or below 3.00 to 1.00 for the fiscal quarter ended June 30, 2018 and thereafter. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of September 30, 2016, the Company is in compliance with these covenants.

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

Overview

We are the leading manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner through our premium lifestyle brands: Shutterfly, Tiny Prints, Wedding Paper Divas, MyPublisher, BorrowLenses and Groovebook.

We generate the majority of our Consumer revenues by producing and selling professionally-bound photo books, greeting and stationery cards, personalized calendars, other photo-based merchandise and high-quality prints ranging in size from wallet-sized to jumbo-sized 20x30 enlargements. We generate the majority of our Shutterfly Business Solutions ("SBS") revenues by printing and shipping direct marketing and other variable data print products and formats. We manufacture most of these items in our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona production facilities. By controlling the production process in our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure, and enable timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of photo-based merchandise that is currently manufactured for us by third parties, such as calendars, mugs, magnets, pillows and blankets.  We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate more than 50% of our total net revenues during our fiscal fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

We reached key milestones on our Shutterfly 3.0 initiative which is our long term vision for creating a platform and device-agnostic memory management and personalized e-commerce solution. Our goals for 2016 were two-fold: first, completing the migration of our most active customers to the All New Shutterfly Photos, and second, launching new Shutterfly mobile apps on iOS and Android. We delivered both of these projects in the third quarter.

Firstly, we integrated the ThisLife photo management service, referred to as the All New Shutterfly Photos, in to Shutterfly.com. In the third quarter we reached our full-year goal of migrating our most active customers to this service. We believe that our photo management service will deepen our relationship with customers by inspiring them to upload more photographs and by driving greater engagement, thereby creating more opportunities to present them with contextually relevant products. Coupled with our ability to use our machine learning capabilities to present personalized, pre-created products featuring customers' more relevant photos, we expect the All New Shutterfly Photos to drive increased sales over time. All New Shutterfly Photos customers now have the ability to view all of their photos on a timeline, organize them with albums, tags, places or favorites, identify and find people they care about in their pictures using our facial recognition technology, and easily create products from their favorite photos.

Secondly, our goal was to launch new Shutterfly mobile apps on iOS and Android. Both apps went live in September, well ahead of the fourth quarter peak season. The relaunched apps now include the ability to create and purchase cards and stationery, our largest category by annual revenue, and also feature a new, intuitive, easy-to-use creation experience that allows customers to create a card in as little as a minute. Our iOS app also adds a new photo book creation experience, where customers can create a photo book in just a few minutes. Both apps allow customers to automatically upload their photos and to easily create personalized products. The new mobile apps have been built using our new service-oriented architecture which means that the features and improvements we launch in the apps will be reusable elsewhere in Shutterfly. Over time we expect to only have one identity service, rather than building and maintaining login functionality separately across multiple websites and apps. This is a critical step forward towards reducing technical debt, enabling faster innovation, and moving to a build-once approach in which our customers across multiple brands benefit from new feature launches.

We also continue to innovate on new products and below are a few we launched in this third quarter:

•	In Cards and Stationery, we introduced pop-out cards, which feature photos that pop out of the card and can be displayed long after the occasion.

•	In Photo Books, we introduced standard layflat pages, featuring a hinge with new higher quality paper, allowing images on both sides of a page without a gap in the middle of the book.

•
Earlier this year, we launched our new Statement Gifts category on Shutterfly, leveraging the strength of the Shutterfly brand to expand our product range to personalized non-photo based gifts, increasing our ability to serve a wider range of our customers' gifting needs. In the third quarter, we expanded the Statement Gifts line to include etched glass vases, flasks, wine bags, and garden stones.

•	We also expanded our Home Decor category with the launch of our exclusive Drew Barrymore collection.

On the marketing front, we have launched our major holiday season campaign spanning mobile, online, direct mail, television and other channels. In addition, we launched a multi-channel campaign featuring the All New Shutterfly Photos. Our long-standing philanthropic partnership with the Ellen DeGeneres show recently entered its fifth season, continuing to help change the lives of those in need while increasing awareness for Shutterfly. These programs along with our many partnerships and robust holiday campaign will help drive awareness and engagement in the fourth quarter.

On the SBS side, we were successful in winning follow-on contracts from our existing key clients where our ability to execute on personalized print and digital communications at scale resulted in additional programs and volumes. We continue to develop deeper relationships with our existing customer base, while carefully building our sales pipeline with a target set of high-potential prospects.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues	100%	100%	100%	100%
Cost of net revenues	63%	64%	59%	59%
Gross profit	37%	36%	41%	41%
Operating expenses:
Technology and development	23%	23%	21%	22%
Sales and marketing	22%	26%	24%	27%
General and administrative	14%	16%	15%	17%
Total operating expenses	59%	65%	60%	66%
Loss from operations	(22)%	(29)%	(19)%	(25)%
Interest expense	(3)%	(3)%	(2)%	(3)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(25)%	(32)%	(21)%	(28)%
Benefit from/(provision for) income taxes	10%	(5)%	8%	1%
Net loss	(15)%	(37)%	(13)%	(27)%

Comparison of the Three Month Periods Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$187,328	$167,492	$19,836	12%
Cost of net revenues	117,754	107,991	9,763	9%
Gross profit	$69,574	$59,501	$10,073	17%
Gross profit as a percentage of net revenues	37%	36%

Net revenues increased $19.8 million, or 12%, for the three months ended September 30, 2016 as compared to the same period in 2015. Cost of net revenues increased $9.8 million, or 9%, for the three months ended September 30, 2016 as compared to the same period in 2015. As a percentage of net revenues, cost of net revenues decreased to 63% in the three months ended September 30, 2016 from 64% in the same period in 2015, which increased gross margin to 37% in the three months ended September 30, 2016 from 36% in the same period in 2015.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$144,074	$138,025	$6,049	4%
Cost of net revenues	84,825	82,760	2,065	2%
Gross profit	$59,249	$55,265	$3,984	7%
Gross profit as a percentage of net revenues	41%	40%

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(in thousands)
Key Consumer Metrics
Total Customers	3,151	3,112	39	1%
Total Number of Orders	5,395	5,344	51	1%
Average order value (AOV)	$26.71	$25.83	$0.88	3%

Consumer Segment

Consumer net revenues increased $6.0 million, or 4%, in the three months ended September 30, 2016 compared to the same period in 2015.  The increase in Consumer net revenues was primarily a result of increased sales of photo gifts and mobile revenue. The increase is also reflected in the increases in customers and orders in three months ended September 30, 2016, as compared to the same period in 2015. AOV increased 3% primarily due to favorable product mix.

Consumer cost of net revenues increased $2.1 million, or 2%, for the three months ended September 30, 2016 as compared to the same period in 2015. Consumer gross margin increased to 41% in the three months ended September 30, 2016 from 40% in the same period in 2015. The increase in Consumer gross margin percentage from the same period a year ago is primarily driven by manufacturing efficiencies, resulting from facility consolidation and manufacturing automation efficiencies.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$43,254	$29,467	$13,787	47%
Cost of net revenues	30,389	22,566	7,823	35%
Gross profit	$12,865	$6,901	$5,964	86%
Gross profit as a percentage of net revenues	30%	23%

SBS Segment

SBS net revenues increased $13.8 million, or 47%, in the three months ended September 30, 2016 compared to the same period in 2015. The increase in SBS net revenues is primarily due to the expansion of projects, higher revenue volumes with existing customers, and our ability to execute on personalized print and digital communications at scale resulted in additional programs and volumes.

SBS cost of net revenues increased 7.8 million, or 35%, for the three months ended September 30, 2016 as compared to the same period in 2015. SBS gross margin increased to 30% in the three months ended September 30, 2016 from 23% in the same period in 2015. The increase in SBS gross margin is primarily due to improved customer targeting and favorable product mix as a result of expansion of projects with our existing customers.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	2,540	2,665	(125)	(5)%
Gross profit	$(2,540)	$(2,665)	$125	(5)%

Corporate Segment

Corporate cost of net revenues decreased $0.1 million, or 5% in the three months ended September 30, 2016 compared to the same period in 2015. The decrease in corporate cost of net revenues was primarily a result of fully amortized intangible assets relating to our business acquisitions in prior years.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Technology and development	$43,284	$38,066	$5,218	14%
Percentage of net revenues	23%	23%	—	—
Sales and marketing	$41,903	$43,052	$(1,149)	(3)%
Percentage of net revenues	22%	26%	—	—
General and administrative	$26,181	$27,449	$(1,268)	(5)%
Percentage of net revenues	14%	16%	—	—

Our technology and development expense increased $5.2 million, or 14%, for the three months ended September 30, 2016, compared to the same period in 2015. As a percentage of net revenues, technology and development remained flat at 23% in the three months ended September 30, 2016 and 2015. The overall increase in expense was primarily due to an increase of $3.0 million in personnel and related costs due to increased headcount, an increase of $2.6 million in professional fees, an increase of $1.3 million in facilities costs primarily resulting from additional network operations and security support, and an increase in stock-based compensation expense of $0.3 million. These factors were partially offset by an increase of $1.7 million in software and website development costs capitalized and by a decrease of $0.3 million in depreciation and amortization expense.

At September 30, 2016, headcount in technology and development increased by 13% compared to September 30, 2015, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended September 30, 2016, we capitalized $7.7 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $5.9 million capitalized in the three months ended September 30, 2015, which included $0.3 million of stock-based compensation expense.

Our sales and marketing expense decreased $1.1 million, or 3%, in the three months ended September 30, 2016 compared to the same period in 2015. As a percentage of net revenues, total sales and marketing expense decreased to 22% in the three months ended September 30, 2016 from 26% in the three months ended September 30, 2015. The decrease in our sales and marketing expense was due to a decrease of $1.7 million of stock-based compensation expense due to executive departures in the first quarter of 2016 and full vesting of prior acquisition grants and a decrease of $1.6 million in depreciation and amortization expense. These factors were partially offset by an increase of $1.2 million related to our integrated marketing campaigns which included increased marketing partnerships and increased brand development costs. There was also an increase of $0.9 million in personnel costs due to increased headcount.

Our general and administrative expense decreased $1.3 million, or 5%, in the three months ended September 30, 2016 as compared to the same period in 2015. As a percentage of net revenues, general and administrative expense decreased to 14% in the three months ended September 30, 2016 from 16% in the three months ended September 30, 2015. The decrease in general and administrative expense was primarily due to a decrease of $2.3 million in stock-based compensation expense from the departure of our former Chief Executive Officer, a decrease of loss on asset disposition of $0.6 million, and a decrease of $0.2 million in depreciation and amortization expense. The decrease in general and administrative expense was partially offset by an increase of $1.0 million in professional fees, an increase of $0.6 million in facilities costs, and an increase of $0.4 million in personnel related costs.

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Interest expense	$(5,726)	$(5,613)	$(113)
Interest and other income, net	130	433	(303)

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases, and our financing obligation associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $5.7 million for the three months ended September 30, 2016 compared to $5.6 million during the same period a year ago. This increase in interest expense was primarily driven by an increase of $0.2 million in interest expense from our convertible debt compared to prior year.

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Benefit from (provision for) income taxes	$18,235	$(8,831)
Effective tax rate	38%	(16)%

We recorded an income tax benefit of $18.2 million and an income tax provision of $8.8 million for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 38% for the three months ended September 30, 2016, compared to (16)% for the three months ended September 30, 2015. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, and disqualifying dispositions of employee incentive stock options. The tax expense related to the three months ended September 30, 2015 was highly sensitive to changes to our estimated effective tax rate for the prior year due to the near break-even taxable income.

Comparison of the Nine Month Periods Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$572,998	$511,349	$61,649	12%
Cost of net revenues	336,069	299,345	36,724	12%
Gross profit	$236,929	$212,004	$24,925	12%
Gross profit as a percentage of net revenues	41%	41%

Net revenues increased $61.6 million, or 12%, for the nine months ended September 30, 2016 as compared to the same period in 2015. Cost of net revenues increased $36.7 million, or 12%, for the nine months ended September 30, 2016 as compared to the same period in 2015. As a percentage of net revenues, cost of net revenues remained flat at 59% in the nine months ended September 30, 2016 and 2015. Gross margin also remained flat at 41% in the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$476,072	$458,087	$17,985	4%
Cost of net revenues	256,438	246,925	9,513	4%
Gross profit	$219,634	$211,162	$8,472	4%
Gross profit as a percentage of net revenues	46%	46%

Consumer Segment

Consumer net revenues increased $18.0 million, or 4%, in the nine months ended September 30, 2016 compared to the same period in 2015.  The increase in Consumer net revenues was primarily a result of increased sales of cards and stationery, photo gifts, and mobile revenue. The increase is also reflected in the increases in customers and orders in the nine months ended September 30, 2016, as compared to the same period in 2015.

Consumer cost of net revenues increased $9.5 million, or 4%, for the nine months ended September 30, 2016 as compared to the same period in 2015. Consumer gross margin remained flat at 46% in the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$96,926	$53,262	$43,664	82%
Cost of net revenues	71,909	42,699	29,210	68%
Gross profit	$25,017	$10,563	$14,454	137%
Gross profit as a percentage of net revenues	26%	20%

SBS Segment

SBS net revenues increased $43.7 million, or 82%, in the nine months ended September 30, 2016 compared to the same period in 2015. The increase in SBS net revenues is due to the expansion of projects, higher revenue volumes with existing customers, and our ability to execute on personalized print and digital communications at scale resulted in additional programs and volumes.

SBS cost of net revenues increased $29.2 million, or 68%, for the nine months ended September 30, 2016 as compared to the same period in 2015. SBS gross margin increased to 26% in the nine months ended September 30, 2016 from 20% in the same period in 2015. The increase in SBS gross margin is primarily due to improved customer targeting and favorable product mix as a result of expansion of projects with our existing customers.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	7,722	9,721	(1,999)	(21)%
Gross profit	$(7,722)	$(9,721)	$1,999	(21)%

Corporate Segment

Corporate cost of net revenues decreased $2.0 million, or 21% in the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in corporate cost of net revenues was primarily a result of fully amortized intangible assets relating to our business acquisitions in prior years.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Technology and development	$122,866	$111,928	$10,938	10%
Percentage of net revenues	21%	22%	—	—
Sales and marketing	$135,284	$138,028	$(2,744)	(2)%
Percentage of net revenues	24%	27%	—	—
General and administrative	$83,462	$85,730	$(2,268)	(3)%
Percentage of net revenues	15%	17%	—	—

Our technology and development expense increased $10.9 million, or 10%, for the nine months ended September 30, 2016, compared to the same period in 2015. As a percentage of net revenues, technology and development expense decreased to 21% in the nine months ended September 30, 2016 from 22% in the nine months ended September 30, 2015. The overall increase in expense was primarily due to an increase of $8.7 million in personnel and related costs due to increased headcount, an increase of $5.7 million in professional fees, and an increase of $4.2 million in facilities costs primarily resulting from additional network operations and security support. The increase in technology and development expense was also due to an increase of $0.7 million in depreciation and amortization expense. These factors were partially offset by an increase of $6.7 million in software and website development costs capitalized and by a decrease in stock-based compensation expense of $1.9 million.

In the nine months ended September 30, 2016, we capitalized $22.2 million in eligible salary and consultant costs, including $1.2 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $15.5 million capitalized in the nine months ended September 30, 2015, which included $1.0 million of stock-based compensation expense.

Our sales and marketing expense decreased $2.7 million, or 2%, in the nine months ended September 30, 2016 compared to the same period in 2015. As a percentage of net revenues, total sales and marketing expense decreased to 24% in the nine months ended September 30, 2016 from 27% in the nine months ended September 30, 2015. The decrease in our sales and marketing expense was primarily driven by a decrease of $5.5 million in stock-based compensation expense due to executive departures in the first quarter of 2016 and full vesting of prior acquisition grants. There was also a decrease of $2.8 million in depreciation and amortization expense compared to the prior year. These factors were partially offset by an increase of $3.8 million in personnel and related costs due to an increase in headcount, an increase of $1.2 million in related to our integrated marketing campaigns which included increased marketing partnerships and online advertising, as well as an increase of $0.8 million in professional fees.

Our general and administrative expense decreased $2.3 million, or 3%, in the nine months ended September 30, 2016 as compared to the same period in 2015. As a percentage of net revenues, general and administrative expense decreased to 15% in the nine months ended September 30, 2016 from 17% in the nine months ended September 30, 2015. The decrease in general and administrative expense was primarily due to a decrease of $9.3 million in stock-based compensation expense from the departure of our former Chief Executive Officer, a decrease in loss on asset disposition of $0.9 million, and a decrease in taxes and miscellaneous fees of $0.5 million. The decrease in general and administrative expense was partially offset by an increase of $3.8 million in personnel related costs as a result of executive severance in the first quarter of 2016, an increase of $2.1 million in professional fees, and an increase of $1.5 million in facility costs. There was also an increase of $0.3 million in credit card fees due to increased revenue, an increase of $0.2 million in depreciation and amortization expense, and a decrease of $0.2 million in proceeds from intellectual property license agreements.

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Interest expense	$(17,062)	$(15,334)	$(1,728)
Interest and other income, net	379	655	(276)

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases, and our financing obligation associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $17.1 million for the nine months ended September 30, 2016 compared to $15.3 million during the same period a year ago. This increase in interest expense was primarily driven by $0.9 million of financing obligations relating to our Tempe, Arizona facility that became operational in the second quarter of 2015 and an increase of $0.6 million in interest expense from our convertible debt compared to prior year.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Income tax benefit	$46,290	$6,404
Effective tax rate	38%	5%

We recorded an income tax benefit of $46.3 million and $6.4 million for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 38% for the nine months ended September 30, 2016, compared to 5% for the nine months ended September 30, 2015. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, a discrete tax expense related to the Israel Tax Authority settlement in the second quarter of 2016, and disqualifying dispositions of employee incentive stock options.

During the second quarter of 2016 the Israel Tax Authority, as part of the 2012 to 2014 audit, issued an assessment for taxes due. The assessment resulted in a discrete tax expense of $0.3 million during the prior quarter.

Liquidity and Capital Resources

At September 30, 2016, we had $60.2 million of cash and cash equivalents and $48.8 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, in May 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility expiring in June 2021 to provide up to $200.0 million in additional capital resources. As of September 30, 2016, no amounts have been drawn against this facility.

Below is our cash flow activity for the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(43,733)	$(46,448)
Capitalization of software and website development costs	(27,136)	(15,448)
Cash flows used in operating activities	(71,888)	(107,700)
Cash flows used in investing activities	(53,619)	(12,835)
Cash flows used in financing activities	(103,144)	(163,557)

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

We anticipate that total 2016 capital expenditures will be approximately 7% of our expected net revenues in 2016. These expenditures will be used to make developments to Shutterfly 3.0, improve mobile capabilities, develop the SBS platform, purchase technology and equipment to support the growth in our business, increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Technology equipment and software	$11,912	$29,469
Percentage of total capital expenditures	17%	47%
Manufacturing equipment and building improvements	28,527	13,137
Percentage of total capital expenditures	41%	21%
Capitalized technology and development costs	27,039	15,811
Percentage of total capital expenditures	39%	26%
Rental equipment	2,020	3,688
Percentage of total capital expenditures	3%	6%
Total capital expenditures	$69,498	$62,105
Total capital expenditures percentage of net revenues	12%	12%

Operating Activities. For the nine months ended September 30, 2016, net cash used in operating activities was $71.9 million, primarily due to our net loss of $75.1 million and the net change in operating assets and liabilities of $131.4 million. Net cash used in operating activities was adjusted for non-cash items including $69.3 million of depreciation and amortization expense, $33.3 million of stock-based compensation expense, $15.7 million of amortization of intangible assets, $10.7 million for amortization of debt discount and $5.8 million provision from deferred income taxes.

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

Investing Activities. For the nine months ended September 30, 2016, net cash used in investing activities was $53.6 million.  We used $43.7 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $27.1 million for capitalized software and website development and $21.9 million to purchase investments. This was partially offset by proceeds from the maturities and sales of investments of $25.1 million and proceeds from sale of property and equipment of $14.1 million.

For the nine months ended September 30, 2015, net cash used in investing activities was $12.8 million. We used $46.4 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and for production equipment for our manufacturing and production operations, $15.4 million for capitalized software and website development, and $4.4 million to purchase investments. This was partially offset by proceeds from the sale of investments of $52.5 million.

Financing Activities. For the nine months ended September 30, 2016, net cash used in financing activities was $103.1 million. We used $90.8 million to repurchase shares of our common stock. We also used $15.1 million for payments of capital leases and financing obligations. This was partially offset by $0.9 million in excess tax benefit from stock-based compensation expense and $1.9 million of proceeds from the issuance of common stock from the exercise of stock options.

For the nine months ended September 30, 2015, net cash used in financing activities was $163.6 million. We used $134.1 million to repurchase shares of common stock including a prepayment of $75.0 million under an accelerated share repurchase agreement in the second quarter of 2015 and $38.2 million refund received upon final settlement of the accelerated share repurchase in the third quarter of 2015. We also used $9.0 million for payments of capital leases and financing obligations. This was partially offset by $13.7 million in excess tax benefit from stock-based compensation expense and $2.7 million of proceeds from the issuance of common stock from the exercise of stock options.

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

The table below shows the trend of adjusted EBITDA and free cash flow as a percentage of net revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues	$187,328	$167,492	$572,998	$511,349

Non-GAAP adjusted EBITDA	$(1,993)	$(4,377)	$13,663	$10,382
EBITDA % of net revenues	(1)%	(3)%	2%	2%

Free cash flow	$(25,769)	$(25,847)	$(46,008)	$(51,723)
Free cash flow % of net revenues	(14)%	(15)%	(8)%	(10)%

For the three months ended September 30, 2016 and 2015, our adjusted EBITDA loss was $2.0 million and $4.4 million, respectively. In addition, during the three months ended September 30, 2016 and 2015, we experienced negative free cash flows of $25.8 million and $25.8 million, respectively.

For the nine months ended September 30, 2016 and 2015, our adjusted EBITDA was $13.7 million and $10.4 million, respectively. In addition, during the nine months ended September 30, 2016 and 2015, we experienced negative free cash flows of $46.0 million and $51.7 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and positive free cash flows.

The following is a reconciliation of adjusted EBITDA and free cash flow to the most comparable GAAP measure, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(29,155)	$(63,077)	$(75,076)	$(131,957)
Add back:
Interest expense	5,726	5,613	17,062	15,334
Interest and other income, net	(130)	(433)	(379)	(655)
(Benefit from) provision for income taxes	(18,235)	8,831	(46,290)	(6,404)
Depreciation and amortization	27,587	28,933	85,058	84,233
Stock-based compensation expense	12,214	15,756	33,288	49,831
Non-GAAP Adjusted EBITDA	$(1,993)	$(4,377)	$13,663	$10,382

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Free Cash Flow
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$(4,881)	$(22,140)	$(71,888)	$(107,700)
Add back:
Interest expense	5,726	5,613	17,062	15,334
Interest and other income, net	(130)	(433)	(379)	(655)
(Benefit from) provision for income taxes	(18,235)	8,831	(46,290)	(6,404)
Changes in operating assets and liabilities	29,155	134	131,446	106,406
Other adjustments	(13,628)	3,618	(16,288)	3,401
Non-GAAP Adjusted EBITDA	(1,993)	(4,377)	13,663	10,382
Less:
Purchases of property and equipment, including accrued amounts	(14,957)	(15,117)	(42,459)	(46,294)
Capitalized software and website development costs, including accrued amounts	(8,819)	(6,353)	(27,039)	(15,811)
Capex adjustments [1]	—	—	9,827	—
Free cash flow	$(25,769)	$(25,847)	$(46,008)	$(51,723)

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of September 30, 2016, our investments totaled $48.8 million, which represented approximately 70% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the third quarter of 2016.

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

We believe that we must continue to grow our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 8%, 10% and 10% of total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that total capital expenditures for the year ending December 31, 2016 will be approximately 7% of 2016 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina; Tempe, Arizona; or Shakopee, Minnesota production facilities, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, Vistaprint, Amazon Prints, and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Snapchat and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Flickr;

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

We have made progress toward creating a memory management service connected to smart, personalized, customer-friendly, scalable e-commerce solutions (“Shutterfly 3.0”).  With Shutterfly 3.0, we aim to address the friction points caused by multiple devices, fragmented storage options and limited organization and search capabilities for interacting with photos and videos.  Shutterfly 3.0 is intended to deliver a better overall user experience with more products and innovations for our customers.  Phase one, integrating ThisLife into Shutterfly has been completed. We have also completed the migration of our most active customers to the new, integrated platform.

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

The number of people who access information about our services and our website through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in recent years and is expected to continue increasing. As part of our multichannel strategy, we are making technology investments in our websites and recently launched new mobile applications on iOS and Android. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete could be adversely affected and may result in the loss of market share, which could harm our results of operations. In addition, if our technology systems do not function as designed, we may experience a loss of confidence, data security breaches or lost sales, which could adversely affect our reputation and results of operations. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. If we experience difficulties providing satisfactory access to our services via our mobile applications, such as, problems with our relationships with providers of mobile operating systems (e.g. Apple or Google and their application stores) our growth and customer acquisition and retention capabilities may be impaired. In addition, increased distribution costs of the applications may impact net revenue growth and negative reviews due to our software and user experience may damage our brand reputation and lead to customer churn.

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

In order to attract new personnel, we may need to grant inducement equity awards outside of our 2015 Equity Incentive Plan, which dilutes the ownership of our existing stockholders.

Since 2007, our board of directors has approved inducement equity awards outside of our 2006 Plan to select new employees upon hire and in connection with mergers and acquisitions without stockholder approval in accordance with NASDAQ Listing Rule 5635(c) for an aggregate of 3,216,061 shares of our common stock. In December 2015, we replaced the 2006 Plan with our 2015 Plan. We may continue making inducement equity awards outside of the 2015 Plan as we did with the 2006 Plan. The use of inducement equity awards may dilute the equity interest of our stockholders, which could in turn adversely affect prevailing market prices for our common stock.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our websites and promote our products, including paying fees to third parties who drive new customers to our websites, purchasing search results from online search engines, e-mail and direct mail marketing campaigns. We pay providers of online services, search engines, social media, advertising networks, directories and other websites and e-commerce businesses to provide content, advertising/media and other links that direct customers to our websites. We also use e-mail and direct mail to attract customers, and we offer substantial pricing discounts and/or free products to encourage repeat purchases and trial orders. Our methods of attracting customers, including acquiring customer lists from third parties can involve substantial costs, regardless of whether we acquire new customers as a result of such purchases. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts, and which has increased in recent years, impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value. These potential impairment charges could harm our results from operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of acquiring customers using these methods significantly increase, or if we are unable to develop new cost-effective methods to obtain customers, our ability to attract new customers would be harmed, traffic to our websites may be reduced and our business and results of operations would be harmed.

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

Although earlier in our history we have focused our business on consumer markets for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as photo books, stationery cards, calendars, and photo merchandise such as mugs and magnets. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home decor, including wall art, ornaments and pillows. In 2013, we began to offer online photography and video equipment rentals through the BorrowLenses brand. In the future, we may need to address additional markets and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new market segments or develop a significantly broader customer base may not be successful. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

As of September 30, 2016, Shutterfly had 97 patents issued, and had more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

In April of 2016, our board of directors approved an increase to the share repurchase program of up to $100.0 million in addition to amounts remaining. Through September 30, 2016, we have repurchased $401.6 million in stock under our total authorized amount of $506.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the third quarter of the fiscal year 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2) (3)
July 1, 2016 to July 31, 2016	64,042	46.33	64,042	114,136
August 1, 2016 to August 31, 2016	55,716	50.10	55,716	111,345
September 1, 2016 to September 30, 2016	143,694	48.07	143,694	104,437
	263,452	$48.08	263,452	$104,437

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: November 3, 2016	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2016	By:	/s/ Michael Pope
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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