Form 10-K
period 2016-12-31
SHUTTERFLY INC
filed 2017-02-14
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑

As of June 30, 2016, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price of our Common Stock on June 30, 2016 as reported on the NASDAQ Global Select Market was $1,582,407,110.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2017
Common stock, $0.0001 par value per share	33,650,562

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to our 2017 Annual Meeting of the Stockholders (the “Proxy Statement”) have been incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K, as specified in the responses to the item numbers involved. Except for information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We are the leading online manufacturer and retailer of high-quality personalized products and services. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

Our high-quality products and services and the compelling online experience we create for our customers, combined with our focus on continuous innovation, have allowed us to establish premium brands. We realize the benefits of premium brands through high customer loyalty, low customer acquisition costs and premium pricing. Our trusted premium brands are:

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

Tiny Prints is a leading premium online cards and stationery boutique, offering stylish announcements, invitations and personal stationery for every occasion. Tiny Prints has grown from a tiny self-funded company specializing in unique baby stationery to a leading online destination for stylish stationery, for every occasion. Customers (celebrities and top designers alike) seek us out for our fresh designs, premium paper and exceptional customer service.

Wedding Paper Divas offers stylish and personalized save the dates, wedding invitations, thank you cards, bridal invitations and more-all designed by leading artists in the industry.

MyPublisher is where our customers can create custom photo books, share great memories and tell their stories using their own photos.

BorrowLenses is a premier online market place for high-quality photographic and video equipment rentals.

Groovebook is a mobile photo book app subscription service that sends customers a keepsake book of their mobile photos on a periodic basis.

We generate the majority of our revenues by producing and selling a variety of products such as greeting and stationery cards, professionally-bound photo books, personalized calendars, home décor, statement gifts, other photo-based merchandise and high-

quality prints. We manufacture most of these items in our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona production facilities. By operating our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of products that are currently manufactured for us by third parties, such as calendars, mugs, ornaments, candles, pillows and blankets.

We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate approximately 50% of our total net revenues during our fiscal fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Our customers are a central part of our business model. They generate most of the content on our service by uploading their photos and storing their memories. In addition, they share their photos electronically with their friends and families, extending and endorsing our brand and creating a sense of community. Finally, by giving our branded products to colleagues, friends and loved ones throughout the year, customers reinforce our brands. Through these various activities, our customers create a network of new users and customers.

In addition to driving lower customer acquisition costs through multiple marketing channels, our customers provide input on new features, functionalities and products. Close, frequent customer interactions, coupled with significant investments in sophisticated integrated marketing programs, enable us to fine-tune and tailor our promotions and website presentation to specific customer segments. Consequently, customers are presented with a highly personalized shopping experience, which helps foster a unique and deep relationship with our brands.

In order to successfully execute our strategies, we require a talented leadership team. As a result, we intend to continue our focus to attract, retain, and grow our team; and to build continuity and pursue executional excellence in our daily operations everywhere. By providing our employees with a great place to work, we believe that we continue to strengthen our high performance culture. In December 2015, our President and Chief Executive Officer and our Senior Vice President and Chief Operating Officer announced that they were leaving the Company on February 19, 2016. In May 2016, we hired Christopher North as our President and Chief Executive Officer. Mr. North joined us from Amazon UK where he most recently served as UK Managing Director of Amazon EU Sarl.

In February 2017, we announced a restructuring plan of our existing Consumer businesses. In 2017, we are recommitting to Tiny Prints as our premium cards & stationery brand by creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com. We will roll out the new Shutterfly Wedding Store, which will be the focus of our future wedding strategy and will include a premium Wedding Paper Divas branded stationery collection. The existing Tiny Prints and Wedding Paper Divas sites will cease to operate. We are retiring the MyPublisher brand and site entirely. For all three of these brands, we will seek to retain as many customers and as much revenue as possible, migrating customers to Shutterfly.com: to the Tiny Prints boutique for Tiny Prints, to the Shutterfly Wedding store for Wedding Paper Divas, and to Shutterfly Photo Books for MyPublisher. Also as part of this restructuring, the Company will reduce headcount by approximately 13%.

Segment Information

Our reportable segments are Consumer and Shutterfly Business Solutions ("SBS").

Consumer

Our Consumer revenues include sales from all of our brands and the related shipping revenues as well as rental revenues from our BorrowLenses brand. In addition, Consumer revenues include revenues from advertising and sponsorship activities. We also provide website services which include our share platform called Share Sites. Consumer revenues as a percentage of total net revenues were 88% in 2016, 91% in 2015 and 95% in 2014.

SBS

Our SBS revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats. We provide SBS services primarily to the direct marketing industry. With the help of our large footprint of digital presses, we are building a scalable platform that enables our clients to optimize their integrated marketing campaigns. SBS revenues as a percentage of total net revenues were 12% in 2016, 9% in 2015 and 5% in 2014.

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

Business Initiatives

Consumer

In 2016, we launched a new Shutterfly mobile app on iOS and Android, providing our customers with an expanded product catalog, simplified product creation paths, and auto-upload functionality. The new apps now include the ability to create and purchase cards and stationery, our largest category by annual revenue. Both apps feature a new, intuitive, easy-to-use creation experience that allows customers to create a card. And, our iOS app adds a new photo book creation experience that allows customers to create photobooks. Both apps allow customers to automatically upload their photos and to easily create personalized products. Importantly, the new mobile apps have been built using our new service-oriented architecture. That means that the features and improvements we launch in the apps will be reusable elsewhere in Shutterfly. Groovebook continues our commitment to offering customers dynamic mobile experiences and options for preserving their memories. In 2016, the percentage of revenues coming from mobile sources for the Shutterfly brand increased to 18% from 13% in 2015 and 10% in 2014.

In 2016, we also integrated our prior ThisLife photo management service, referred to as Shutterfly Photos, into Shutterfly.com, and we reached our full-year goal of migrating our most active customers to this technology. We believe that our photo management service will deepen our relationships with customers by inspiring them to upload more photographs and by driving greater engagement, thereby creating more opportunities to present them with contextually relevant products. Shutterfly Photos customers now have the ability to view all of their photos on a timeline, organize them with albums, tags, places or favorites, identify and find people they care about in their pictures using our facial recognition technology, and easily create products from their favorite photos.

We launched new physical products in 2016, including new designs and form factors, new Home Décor products, and the new Statement Gifts line of premium personalized gifts. Our Home Décor and Gifting categories continued to gain traction with customers, growing double-digits year-over-year.

To support our business strategies within the Consumer segment, we use a variety of integrated marketing programs, including strategic marketing partnerships, e-mail marketing to prospects and existing customers, search engine marketing, search engine optimization, affiliate marketing, display advertising, traditional direct marketing mailings such as postcards and seasonal catalogs, print advertising, regional radio advertising, and a national cable TV campaign during the holiday season. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brands on the products and packaging provides ongoing advertising. We place targeted advertisements on websites and in publications, contract for targeted e-mail marketing services and contract for advertising placement on leading search engines.

Throughout 2016, we deployed dozens of highly integrated channel campaigns with a balance of direct response and brand awareness that enabled the company to reach new levels of brand awareness and engagement. Our philanthropic partnership with the Ellen DeGeneres show entered its fifth season in 2016 and we also launched new partnerships with other category leaders. Lastly, we continue to work closely with our key advertising partners to participate in new programs.

We manage our business activities with a focus on continued revenue and profitability growth. Our financial strategy involves growing revenues across our brands and initiatives in a way that generates continued adjusted EBITDA growth. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, and stock-based compensation.

SBS

In 2016, SBS delivered strong performance through better scope and scale efficiencies, automation and more focused sales. We were successful in winning follow-on contracts from our existing key clients where our ability to execute on personalized print and digital communications at scale resulted in additional programs and volumes. We also successfully obtained new customers and continue to focus on obtaining additional new customers as well as deepening our existing relationships.

We believe customers are coming to SBS because we provide value at a level much above a traditional printer. We are an integrated marketing partner and with the help of our large footprint of digital presses, we are building a scalable platform that enables our clients to optimize their integrated marketing campaigns. We believe our platform investments will further differentiate SBS and position us to capitalize on an important new market opportunity.

Strategy

The following principles are the foundation for our strategy going forward:

•Innovate on behalf of customers, delivering great experiences
•Focus on a small number of high-potential opportunities
•Optimize for the long-term
•Seek sustainable growth, balanced with profitability

With these principles firmly in mind, we plan to simplify our Consumer business in 2017 as the first step in our longer-term strategy. Our 2017 plan attempts to focus our resources on a small number of high-potential opportunities, reduce overhead costs, and move us towards a consolidated Consumer platform, with goals of delivering greater profitability and re-investing in the business for future growth.

Our vision is strongly motivated by the belief that sustainable growth comes from innovating on behalf of customers over the long term.  Hence, our strategy for the short to medium term has four components:

•	Make purchasing personalized products simple

Our goal is to improve and over time radically simplify every aspect of the creation and purchase process. We imagine a future in which customers are presented with beautiful, contextually relevant, personalized products, automatically created and ready to purchase with a single click, or to customize further. Our mobile app, Shutterfly Photos, and machine-learning-powered automated product creation are all enablers of that vision. At the same time as we work towards that long-term vision, we will seek to improve the customer experience we offer today to decrease friction, increase speed, and inspire our customers.

•	Offer customers a broader range of products

Throughout Shutterfly’s history, category expansion and new product launches have been one of the most reliable drivers of growth. We envision a future where we offer the broadest possible selection of premium, personalized products. We expect to launch additional product types in the Home Décor and Personalized Gifts categories in 2017 and we also expect to explore launching additional new categories in 2018 and beyond.

•	Pivot towards mobile

Mobile is a core element of our growth strategy itself. App users can automatically upload all of their photos to Shutterfly Photos, enhancing our ability to present inspiring products to customers and supports the first two elements above. As we encourage our existing web customers to migrate to our app, they become more valuable to us. We expect to continue to acquire new customers to mobile whom we would not have acquired on the web. And over time, we expect to create mobile-first and mobile-only experiences as well.

•	Leverage our manufacturing platform

With SBS we’ve already demonstrated that we can leverage our existing capabilities to build an entirely new business to a new set of customers, providing variable and just-in-time printing needs and driving volume through our fixed-cost infrastructure. SBS historically has built dedicated systems to support each large customer and we intend to leverage this work to obtain additional SBS customers and also to expand our manufacturing platform beyond SBS.

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

We continue to invest in our printing capabilities with a customer-centric focus on automation and reducing our reliance on temporary labor. To that end, in the summer of 2016, we installed a fleet of new HP10000 printers. These technology leading-printers are better quality, more efficient, and should help improve our cost structure.

Shutterfly Photos. We also made progress toward our vision of creating a world-class memory management service connected to the smartest personalized e-commerce solutions, what we’re calling Shutterfly Photos. By modernizing our technology platform and introducing new customer-friendly features, we aim to address the friction points caused by multiple devices, fragmented storage options, and limited organization and search capabilities for interacting with photos and videos. This initiative also includes delivering a better overall user experience with more products and innovations to our customers. This experience will eventually be portable to partners, enabling us to offer third parties the ability to leverage our platform to better serve their customers.

We intend to continue our efforts to make improvements in our platform and infrastructure including our big data strategy and analytics, e-commerce development, and manufacturing scale and automation. In particular, the scale and scope economies from our vertically integrated manufacturing and supply chain enable us to extend our competitive position and improve overall customer satisfaction, further strengthening the barriers to success in our industry. In 2017, we intend to consolidate our consumer technology platforms.

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

●	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;

●	Traditional offline stationery companies such as PaperSource, Crane & Co., and Papyrus;

●	Cloud-based storage services and file-syncing services such as Dropbox, Box, Everalbum, Amazon Photos and iCloud;

●
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Postable, and Artifact Uprising;

●	Photo-related software companies such as Apple, Microsoft, and Adobe;

●
Online and offline Companies specializing in photo merchandise and personalized home décor such as Zazzle, CafePress, Art.Com, Canvas On Demand, Personalization Mall, Personal Creations, Things Remebered, Mark & Graham, CustomInk, Teespring and Etsy.

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

As of December 31, 2016, we had 100 issued patents, which expire at various dates between 2019 and 2033, and more than 20 patent applications pending in the United States. Our issued patents and patent applications relate primarily to intelligent product creation; image uploading, sharing, and editing; ordering and sharing products; cloud image storage infrastructure; manufacturing optimization; mobile and social media technologies; and automated and personalized manufacturing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brands are “Shutterfly,” “Tiny Prints,” and “Wedding Paper Divas.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, and Wedding Paper Divas trademarks in our major markets of the United States and Canada, as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. We own the domains Shutterfly.com, TinyPrints.com, WeddingPaperDivas.com, BorrowLenses.com and Groovebook.com among others.

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

To resolve some of the remaining legal uncertainty, we expect new U.S. and foreign laws and regulations to be adopted over time that will be directly or indirectly applicable to the Internet and to our activities. In addition, government agencies may begin regulating previously unregulated Internet activities or applying existing laws in new ways to providers of online services. Moreover, the law relating to the liability of providers of online services for activities of their users and business partners is currently unsettled both within the United States and abroad. Any existing or new legislation applicable to us could expose us to government investigations or audits, prosecution for violations of applicable laws and/or substantial liability, including penalties, damages, significant attorneys’ fees and expenses necessary to comply with such laws and regulations or the need to modify our business practices. From time to time, claims may be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that we or others post online. On a more general level, government regulation of the Internet could dampen the growth in the use of the Internet, have the effect of discouraging innovation and investment in Internet-based enterprises or lead to unpredictable litigation.

We post on our websites our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of federal and state legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted and certain proposals, such as required use of disclaimers, if adopted, could harm our business through a decrease in user registrations and revenues.

Employees

As of December 31, 2016, we had 2,084 full time employees. Below is a summary of employees by function as of December 31, for each of the last three years:

	2016	2015	2014
Cost of revenue	1,018	999	905
Technology and development	585	560	477
Sales and marketing	290	272	259
General and administrative	191	185	171
Total	2,084	2,016	1,812

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2016, we used approximately 3,800 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet website is located at https://www.shutterflyinc.com. The information on our website is not a part of this annual report on Form 10-K. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our Internet website.

The public may also read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The Securities and Exchange Commission’s Internet website is located at https://www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

Our net revenues, operating results and cash requirements are affected by the seasonal nature of our business.

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated approximately 50% of our net revenues in the fourth quarter during each of the last three years. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. We face intense competition for seasonal and temporary workers. If we are unable to accurately forecast expense levels, our results of operations would likely be negatively impacted. Additionally, if we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

If our recently announced internal restructuring initiatives do not have the intended effects, we could experience increased volatility in our stock price and our results of operation could suffer.

In February 2017, we announced a series of internal restructuring initiatives that will be implemented over the course of 2017.  These initiatives contemplate a number of things, including consolidation of our technical platforms and a reduction in our workforce in multiple locations.  We expect these initiatives will allow us to gain technological, operating and financial efficiencies. By their nature, these initiatives will make it more difficult to predict our financial performance, which could cause increased volatility in our stock price. In addition, we could face challenges in retaining personnel and unexpected issues with our technical platform consolidation, and if these initiatives do not have the intended effects, our results of operations could suffer.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to upgrade and expand our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 8%, 8% and 10% of total net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that total capital expenditures for the year ending December 31, 2017 will be approximately 6% to 7% of 2017 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina; Tempe, Arizona; or Shakopee, Minnesota production facilities, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, at peak holiday seasons, and in particular during the fourth quarter, we face significant production risks, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2016 was seasonal, temporary personnel. We have had difficulties in the past finding and retaining a sufficient number of qualified seasonal employees, and our failure to find and retain qualified seasonal production personnel at any of our production facilities could harm our operations.

Uncertainties in general economic conditions and their impact on consumer spending patterns, particularly in the personalized products and photofinishing services categories, could adversely impact our operating results.

Our financial performance depends on general economic conditions in the United States and their impact on levels of consumer spending, particularly spending on personalized products and photofinishing services. Consumer revenue as a percentage of total revenue was 88% in 2016, 91% in 2015 and 95% in 2014. Some of the macroeconomic conditions that can adversely affect consumer spending levels in the United States include domestic and foreign stock market volatility and its effects on net worth, anticipated economic slowdowns in foreign economies, high consumer debt levels, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, rising or higher than average interest rates, higher than usual unemployment rates, limited credit availability and general uncertainty about the future economic environment. If general economic conditions do not improve or continue to improve slowly, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are often discretionary. Any decrease in the demand for our products and services could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

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

We generate a significant portion of our net revenues from the fees we collect from shipping our products. For example, shipping revenue for the Shutterfly brand website represented approximately 19% of our net revenues in 2016, 20% of our net revenues in 2015 and 16% in 2014. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

●	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;

●	Traditional offline stationery companies such as PaperSource, Crane & Co., and Papyrus;

●	Cloud-based storage services and file-syncing services such as Dropbox, Box, Everalbum, Amazon Photos and iCloud;

●
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Postable, and Artifact Uprising;

●	Photo-related software companies such as Apple, Microsoft, and Adobe;

●
Online and offline Companies specializing in photo merchandise and personalized home décor such as Zazzle, CafePress, Art.Com, Canvas On Demand, Personalization Mall, Personal Creations, Things Remembered, Mark & Graham, CustomInk, Teespring and Etsy.

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

Our future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, including recession and slow economic growth in the U.S. and worldwide and higher inflation;

•	our ability to retain customers and encourage repeat purchases;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or websites;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	our ability to achieve the expected benefits of strategic partnerships or the loss of any such partnership;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays and the duration of the holiday shopping season;

•	the potential impact of the current Unites States political climate on consumer spending;

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

To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

•maintain and increase the size of our customer base;
•maintain and enhance our brands;
•enhance and expand our products and services;
•continue to develop and upgrade our technology and information processing systems;
•maintain and grow our websites and customer operations;
•successfully execute our business and marketing strategy;
•continue to enhance our service to meet the needs of a changing market;
•provide a high quality customer experience, including superior customer service and timely product deliveries;

•respond to competitive developments; and
•attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these requirements, which could cause our business to suffer. Accomplishing one or more of these requirements might be very expensive, which could harm our financial results.

Our sales to SBS customers can be unpredictable and a decrease in SBS revenue could adversely impact total net revenue.

SBS revenue as a percentage of total net revenue was 12% in 2016, 9% in 2015 and 5% in 2014. Our SBS revenue is highly concentrated in a few customers and the loss of one or more of our SBS customers could decrease SBS revenue and adversely impact our total net revenue. Our SBS customers also come from a wide variety of industries, creating new regulatory compliance issues for us as well as the need to maintain security for third party data. These SBS customers also demand strict security requirements and specified service levels. If we fail to meet these service levels, we may not only lose an SBS customer but may have to pay punitive costs for such failures. As our SBS business grows, issues that impact our sales to SBS customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to SBS customers and may not sell as successfully to SBS customers, who often have long sales cycles, long implementation periods and significant upfront costs. To compete effectively in the SBS market, we have in the past, and may in the future, be forced to offer significant discounts to large SBS customers at lower margins and/or reduce or withdraw from existing relationships with smaller SBS customers, which could negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology, and leasing facilities. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy, oil or fuel prices. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs. If we are unable to keep the costs associated with operating our business aligned with the level of revenues that we generate, our results of operations would be adversely affected.

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

The number of people who access information about our services and our website through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in recent years and is expected to continue increasing. As part of our multichannel strategy, we are making technology investments in our websites and in September 2016, launched new mobile applications on iOS and Android. If customers do not adopt this new technology as expected, or if we are generally unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete could be adversely affected and may result in the loss of market share, which could harm our results of operations. In addition, if our technology systems do not function as designed, we may experience a loss of confidence, data security breaches or lost sales, which could adversely affect our reputation and results of operations. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. If we experience difficulties providing satisfactory access to our services via our mobile applications, such as, problems with our relationships with providers of mobile operating systems (e.g. Apple or Google and their application stores) our growth and customer acquisition and retention capabilities may be impaired. In addition, increased distribution costs of the applications may impact net revenue growth and negative reviews due to our software and user experience may damage our brand reputation and lead to customer churn.

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

Portions of our infrastructure, especially our photos domain for Shutterfly Photos, runs on a public cloud service. Although we leverage the redundancy features available from our public cloud service provider, any outage to their infrastructure could adversely impact our site availability, potentially leading to poor customer experience and data loss.

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

A significant prerequisite to e-commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, even though we do not store customer credit cards on our computer system and use third party systems to clear transactions, in case of an outage to a third party system, we will temporarily store and bill our customers’ credit card accounts directly; orders are then shipped to a customer’s address and customers log on using their e-mail address. We rely on encryption and authentication technologies licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, hacking or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. Our use of our own as third-party provided (such as Amazon) cloud based services could also increase the risk of security breaches as cyber-attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. For example, in 2014, we experienced a cyber-attack on our Tiny Prints, Treat and Wedding Paper Divas websites, which may have exposed the email addresses and encrypted passwords used by our customers to login to their accounts. We encrypt customer credit and debit card information, and we have no evidence that such information was compromised; however, any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and potential liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. The computer hardware necessary to operate our website is in Las Vegas, Nevada.  We also have computer hardware located in our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona.  In addition, we also use third party public clouds for our system operation. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. In addition, our headquarters are located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm our operations. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to identify, hire, integrate, retain and motivate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled senior management, technical, marketing and production personnel are critical to our future, and competition for experienced employees can be intense. And, the current uncertainty around United States immigration rules could impact our ability to attract and retain qualified employees. We face significant competition for qualified personnel in all locations where we operate, including in the San Francisco Bay Area, where our headquarters are located. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, a lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult.

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

If we are unable to acquire customers in a cost-effective manner, traffic to our websites would be reduced and our business and results of operations would be harmed.

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

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Wedding Paper Divas and Groovebook brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to attract new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer. In addition, we may need to expand beyond our current customer demographic to grow our business.

Although earlier in our history we have focused our business on consumer markets for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as photo books, stationery cards, calendars, and photo merchandise such as mugs and magnets. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home decor, including wall art, ornaments and pillows, and video equipment rentals through the BorrowLenses brand. In the future, we may need to address additional markets and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new market segments or develop a significantly broader customer base may not be successful. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

Failure to comply with privacy laws and regulations and failure to adequately protect customer data could harm our business, damage our reputation and result in a loss of customers.

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

As of December 31, 2016, Shutterfly had 100 patents issued, and had more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and “BorrowLenses.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses, Groovebook, and MyPublisher trademarks in our major markets of the United States and Canada as well as in the European Community. Our marks are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market.

From time to time, third parties have adopted names similar to ours, applied to register trademarks similar to ours, and we believe have infringed or misappropriated our intellectual property rights and impeded our ability to build brand identity, possibly leading to customer confusion. In addition, we have been and may continue to be subject to potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses, or one of our other marks.

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

•
The Illinois Biometric Information Privacy Act (“IBIPA”) regulates the collection, use, safeguarding, and storage of "biometric identifiers" or "biometric information" by private entities. While the statute specifically excludes photographs from its scope, to date there has been no dispositive judicial interpretation of that language.

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

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to issues such as personal injury, death, or property damage, and may require product recalls or other actions. Any claims, litigation, or recalls relating to product liability could be costly to us and damage our brands and reputation.

The failure of our suppliers and manufacturing fulfillers to use legal and ethical business practices could negatively impact our business.

We source the raw materials for the products we sell from an expanding number of suppliers in an increasing number of jurisdictions worldwide, and we contract with third-party manufacturers to fulfill customer orders. Although we require our suppliers and fulfillers to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance, we cannot control their business practices, and we may not be able to adequately vet, monitor, and audit our many suppliers and fulfillers (or their suppliers) throughout the world. If any of them violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain and order fulfillment process could be interrupted, which could harm our sales and results of operations.

We are subject to safety, health, and environmental laws and regulations, which could result in liabilities, cost increases or restrictions on our operations.

We are subject to a variety of safety, health and environmental laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination and employee health and safety. We use regulated substances such as inks and solvents, and generate air emissions and other discharges at our manufacturing facilities, and some of our facilities are required to hold environmental permits. If we fail to comply with existing safety, health and environmental laws and regulations, or new, more stringent safety, health and environmental laws and regulations applicable to us are imposed, we may be subject to monetary fines, civil or criminal sanctions, third-party claims, or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

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

The online market for digital photography products and services, including photographic and video equipment rentals, is less developed than the online market for other consumer products. Our success will depend in part on our ability to attract customers who historically have used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

•the inability to physically handle and examine product samples;
•delivery time associated with Internet orders;
•costs associated with shipping and handling;
•concerns about the security of online transactions and the privacy of personal information;
•delayed shipments or shipments of incorrect or damaged products; and
•inconvenience associated with returning or exchanging purchased items.

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

Our effective tax rate may be subject to fluctuation from federal and state audits, policy changes and stock-based compensation activity.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses, such as our 2014 acquisition of selected assets of Dot Copy, Inc. ("Groovebook"). The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits and synergies we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or market with which we have historically had little experience; difficulty integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

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

Our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board is classified into three classes of directors, each with staggered three-year terms;

•	only our chairman, our president and chief executive officer or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	our stockholders may take action only at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors may be filled only by our board of directors and not by stockholders;

•	our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

In April of 2016, our board of directors approved an increase to the share repurchase program of up to $100.0 million in addition to amounts remaining. Through December 31, 2016, we have repurchased $423.2 million in stock under our total authorized amount of $506.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The table below includes material property leases, including both operating and build-to-suit leases.

We believe that our existing facilities are adequate to meet our current needs.

Location	Principal Use	Square Footage	Lease Term
Redwood City, California (1)	Corporate headquarters	100,000	2022
Santa Clara, California (2)	Office space	53,700	2017
Fort Mill, South Carolina (3)	Manufacturing and customer service facility	300,000	2023
Elmsford, New York (4)	Office space	40,000	2023
Shakopee, Minnesota (5)	Manufacturing and customer service facility	217,000	2024
Tempe, Arizona (6)	Manufacturing and customer service facility	237,000	2025

(1) We have extended this lease for additional five year term until September 2022.
(2) This lease will expire in July 2017. We have elected not to renew this lease following expiration.
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

ITEM 3. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the fourth quarter of 2016.

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

Monroy v. Shutterfly, Inc.

On November 30 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against us in the U.S. District Court for the Northern District of Illinois. The complaint asserts that we violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. We believe the suit is without merit and intend to vigorously defend against it.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock is traded on the NASDAQ Global Select Market under the symbol “SFLY.” As of February 10, 2017, there were approximately 70 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low closing sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2015	High	Low
First Quarter	$48.67	$39.97
Second Quarter	$48.70	$44.15
Third Quarter	$48.76	$35.59
Fourth Quarter	$46.67	$35.71

Year Ended December 31, 2016	High	Low
First Quarter	$47.13	$37.41
Second Quarter	$49.05	$44.52
Third Quarter	$53.19	$44.11
Fourth Quarter	$52.64	$42.07

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2)(3)
October 1, 2016 to October 31, 2016	260,758	$44.32	260,758	$92,882
November 1, 2016 to November 30, 2016	134,816	48.95	134,816	86,282
December 1, 2016 to December 31, 2016	68,277	51.19	68,277	82,787
Total	463,851	$46.68	463,851	$82,787

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

(2) On April 21, 2016, the Company's Board of Directors approved an increase to repurchase up to $100 million in addition to amounts authorized to date. The share repurchase authorization permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time.

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Operations Statement Data:
Net revenues	$1,134,224	$1,059,429	$921,580	$783,642	$640,624
Cost of net revenues	566,117	528,078	452,720	369,593	294,857
Gross profit	568,107	531,351	468,860	414,049	345,767
Operating expenses:
Technology and development	166,909	155,318	133,623	108,995	85,746
Sales and marketing	233,585	236,749	216,035	189,985	148,806
General and administrative	118,503	121,019	112,957	93,011	70,502
Total operating expenses	518,997	513,086	462,615	391,991	305,054
Income from operations	49,110	18,265	6,245	22,058	40,713
Interest expense	(23,023)	(20,998)	(16,732)	(9,446)	(597)
Interest and other income, net	501	744	508	308	42
Income (loss) before income taxes	26,588	(1,989)	(9,979)	12,920	40,158
Benefit from (provision for) income taxes	(10,682)	1,146	2,119	(3,635)	(17,160)
Net income (loss)	$15,906	$(843)	$(7,860)	$9,285	$22,998
Net income (loss) per share:
Basic	$0.47	$(0.02)	$(0.20)	$0.25	$0.64
Diluted	$0.45	$(0.02)	$(0.20)	$0.24	$0.61
Weighted average shares:
Basic	34,097	36,761	38,452	37,680	35,826
Diluted	35,190	36,761	38,452	39,493	37,432

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cost of net revenues	$4,579	$4,134	$3,657	$2,485	$1,696
Technology and development	8,550	10,840	9,236	9,477	8,635
Sales and marketing	15,445	21,512	22,670	19,774	11,559
General and administration	17,118	23,972	26,199	21,792	15,432

The chart below includes selected data from our balance sheets:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$330,055	$340,786	$475,337	$499,084	$245,088
Property and equipment, net	284,110	281,779	241,742	155,727	92,667
Working capital	212,188	200,505	350,925	412,159	148,855
Total assets	1,195,576	1,205,327	1,327,774	1,260,459	865,124
Convertible senior notes, net	278,792	264,361	250,714	237,810	—
Other long-term liabilities	137,035	123,112	122,268	69,336	36,018
Total stockholders’ equity	559,161	606,062	757,806	788,095	691,286

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology initiatives, expectations regarding the seasonality and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers and orders and average order value, our capital expenditures for 2017, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, mergers and acquisitions and our ability to successfully integrate acquired technologies and services, our new production facilities our 2017 restructuring actions, introducing new products and product categories in the future, the potential benefits and impact of Shutterfly Photos, expansion of our enterprise business, delivering greater profitability and reinvesting in the business for future growth, and acquiring new mobile customers and our plans for our mobile business, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, general economic conditions in the United States, consumer sentiment, levels of consumer discretionary spending, the impact of seasonality on our business, whether we are able to expand our customer base and increase our product and service offering, competition in our marketplace, our ability to meet production requirements, unanticipated difficulties building the next generation Shutterfly platform and executing on our strategic restructuring activities, our ability to successfully integrate acquired businesses and assets, our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations, our ability to develop innovative, new products and services on a timely and cost-effective basis, consumer acceptance of our new products and services, our ability to develop additional adjacent lines of business, unforeseen changes in expense levels, and the other risks set forth below under “Risk Factors” in Part I, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

Overview

We are the leading online manufacturer and retailer of high-quality personalized products and services. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

Our SBS revenues are derived from the printing and shipping of direct marketing and other variable data print products and formats. We provide SBS services primarily to the direct marketing industry.

We generate substantially all of our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate approximately 50% of our total net revenues during our fiscal fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

In 2016, we delivered record net revenues, which increased 7% year over year to more than $1.1 billion. This increase was driven by a 4% increase in revenue in our Consumer segment and a 39% increase in revenue from our SBS segment. We achieved this growth, while simultaneously focusing on long term strategic priorities and investments in consumer facing programs and infrastructure projects that will provide future scale and scope efficiencies. These included the following:

•
We launched a new Shutterfly mobile app on iOS and Android, providing our customers with an expanded product catalog, simplified product creation paths, and auto-upload functionality. Our mobile investments delivered strong results during the 2016 holiday season.

•	We launched Shutterfly Photos, our cloud photo management service, migrating most of our active customers prior to peak and enabling all new customers since mid-year.

•	We made good progress in our multi-year migration to a modern, more scalable architecture.

•
Our manufacturing platform maintained high levels of quality, speed, and customer service at record-breaking volumes, producing hundreds of millions of cards, gifts, and photobooks in the fourth quarter. We successfully installed a new HP10000 fleet of printers, establishing industry-leading quality while reducing our need for seasonal labor.

•
Shutterfly Business Solution, or SBS, continued to expand and mature as a business in 2016, with strong growth and margin expansion, demonstrating our ability to build on our world-class manufacturing platform.

Basis of Presentation

Net Revenues.      Our net revenues are comprised of sales generated from Consumer and SBS segments.

Consumer. Our Consumer revenues include sales from all of our brands and are derived from the sale of a variety of products, such as greeting and stationery cards, professionally-bound photo books, personalized calendars, home décor, statement gifts, other photo-based merchandise, and high quality prints, and the related shipping revenues as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our websites is also included in Consumer revenues.

SBS. Our SBS revenues are primarily from direct marketing collateral manufactured and fulfilled for business customers. We continue to focus our efforts in expanding our presence in this market.

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

Total Number of Orders.     We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met. Orders are typically processed and shipped in approximately three business days after a customer places an order. Total number of orders has increased on an annual basis for each year since 2000.

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

Consumer.    Cost of net revenues for the Consumer segment consists of costs directly attributable to the production of personalized products for all of our brands, including direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of net revenues also includes any third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties. Cost of net revenues also includes certain costs associated with facility closures and restructuring.

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

Interest Expense.   Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs, and our 0.25% coupon payment; costs associated with our five-year syndicated credit facility that was renewed in June 2016; and costs associated with our capital leases and build-to-suit lease financing obligations.

Interest and Other Income, Net.   Interest and other income, net primarily consists of the interest earned on our cash and investment accounts and realized gains and losses on the sale of our investments.

Income Taxes.   We account for income taxes under an asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. We are subject to taxation in the United States and Israel.

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

Revenue Recognition. We recognize revenue from Consumer and SBS product sales, net of applicable sales tax, upon shipment of fulfilled orders, when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Customers place Consumer product orders through our websites and pay primarily using credit cards. SBS customers are invoiced upon fulfillment. Shipping charged to customers is recognized as revenue at the time of shipment.

For camera, lenses, and video equipment rentals from our BorrowLenses brand, we recognize rental revenue and the related shipping revenue, ratably over the rental period. Revenue from the sale of rental equipment is recognized upon shipment of the equipment.

For gift card sales and flash deal promotions through group buying websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. Revenues from sales of prepaid orders on its websites are deferred until shipment of fulfilled orders or until the prepaid order is recognized based on historical redemption patterns representing when unredeemed prepaid orders for which we believe customer redemption is remote and it is not probable that we have an obligation to escheat the value of the flash deal revenue under unclaimed property laws. Our share of revenue generated from our print to retail relationships, is recognized when orders are picked up by our customers at the respective retailer.

We provide our customers with a 100% satisfaction guarantee whereby products can be returned within a 30-day period for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses. During the year ended December 31, 2016, returns totaled 1% of net revenues and have been within management’s expectations.

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

In the second quarter of 2015, we changed our accounting estimate related to flash deal deferred revenue. Beginning in 2010, we began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, we had been deferring all amounts to our flash deal deferred revenue liability until customer redemption. We now have sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. The historical data supports the probability of redemption after two years from the issuance of a flash deal offer as remote. Accordingly, flash deal breakage revenue is recognized based upon our historical redemption patterns and represents the unredeemed flash deal offers for which we believe customer redemption is remote and it is not probable that we have an obligation to escheat the value of the flash deal revenue under unclaimed property laws. In the year ended December 31, 2016 and 2015, we recognized revenue of $5.3 million and $10.0 million respectively associated with this change.

Certain SBS revenue arrangements with multiple deliverables, including products and services, are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. We allocate the arrangement price to each of the elements based on the relative selling prices of each element. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately and include considerations of customer demand, prices charged by us and others for similar deliverables, and the price if largely based on the cost of producing the product or service.  For up-front fees we received in exchange for products delivered or services performed, it is deferred and recognized over periods that the fees are earned. In cases in which an up-front fee is not related to specific products or services, the fee is excluded from the consideration that is allocated to the deliverables, and is recognized over the longer of the initial contractual term of the arrangement or the estimated period the customer is expected to benefit from the payment of the up-front fee.
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

Income Taxes. We use an asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered cumulative earnings and projected future earnings in assessing the need for a valuation allowance against our deferred tax assets. In 2016, our valuation allowance against certain California, South Carolina, and Arizona deferred tax assets increased to $10.0 million from $8.2 million in 2015.  Based on our assessment, excluding the valuation allowance recorded related to certain Arizona, California and South Carolina deferred tax assets that are not likely to be realized, it is more likely than not that the Company’s U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences as of December 31, 2016. Accordingly, with exception of the valuation allowance discussed above, no additional valuation allowance has been recorded on net deferred tax assets as of December 31, 2016. Our business is cyclical and taxable income is highly dependent on revenue that historically has occurred during the fourth quarter. If there are changes to this historic trend and our fourth quarter does not yield results in-line with expectations, we may not be profitable in a given year resulting in a potential cumulative loss. If this were to occur, we would pursue any possible tax planning strategies that are feasible and prudent to avoid the expiration of our tax attributes. We will continue to assess the need for a valuation allowance in the future.

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

The cost of restricted stock awards and performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period. Compensation expense associated with performance-based restricted stock awards is recognized on an accelerated attribution model, and ultimately based on whether or not satisfaction of the performance criteria are probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded, and any previous costs will be reversed. The cost of restricted stock awards with market conditions is estimated using a Monte-Carlo valuation model.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Year Ended December 31,
	2016	2015	2014
Net revenues	100%	100%	100%
Cost of net revenues	50	50	49
Gross profit	50	50	51
Operating expenses:
Technology and development	15	15	14
Sales and marketing	21	22	23
General and administrative	10	11	12
Total operating expenses	46	48	49
Income from operations	4	2	2
Interest expense	(2)	(2)	(2)
Interest and other income, net	—	—	—
Income (loss) before income taxes	2	—	—
Benefit from (provision for) income taxes	(1)	—	—
Net income (loss)	1%	—%	—%

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$1,134,224	$1,059,429	$74,795	7%
Cost of net revenues	566,117	528,078	38,039	7%
Gross profit	$568,107	$531,351	$36,756	7%
Gross profit as a percentage of net revenues	50%	50%

Net revenues increased $74.8 million, or 7%, in 2016 compared to 2015. Revenue growth was attributable to increases in revenue from both reportable segments. Cost of net revenues increased $38.0 million, or 7%, in 2016 compared to 2015. As a percentage of net revenues, cost of net revenues remained flat at 50% in 2016 and 2015. Gross margin also remained flat at 50% in both 2016 and 2015.

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$997,556	$961,418	$36,138	4%
Cost of net revenues	455,387	436,050	19,337	4%
Gross profit	$542,169	$525,368	$16,801	3%
Gross profit as a percentage of net revenues	54%	55%

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	10,116	9,751	365	4%
Total Number of Orders	27,109	25,806	1,303	5%
Average order value (AOV)	$36.80	$37.26	$(0.46)	(1)%

Consumer Segment

Consumer net revenues increased $36.1 million, or 4%, in 2016 compared to 2015, and represented 88% of total net revenues in 2016.  The increase in Consumer net revenues is primarily the result of increased mobile revenue and photo gifts. The increase is also reflected in the increases in customers and orders in 2016 as compared to 2015, as noted in the above table. Average order value decreased slightly in 2016 as compared to 2015 driven by product mix, promotion and increasing mobile revenue, which carries a lower average order value than our website.

Consumer cost of net revenues increased $19.3 million in 2016 compared to 2015. Overall, the increase in cost of net revenues was primarily driven by the increase in volume of shipped products as well as increased depreciation and headcount from our expanded manufacturing facilities.

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$136,668	$98,011	$38,657	39%
Cost of net revenues	100,582	79,789	20,793	26%
Gross profit	$36,086	$18,222	$17,864	98%
Gross profit as a percentage of net revenues	26%	19%

SBS Segment

SBS net revenues increased $38.7 million, or 39%, in 2016 compared to 2015, and represented 12% of total net revenues in 2016. The increase was primarily due to the expansion of projects, higher revenue volumes with existing customers, and our ability to execute on personalized print and digital communications at scale resulted in additional programs and volumes.

SBS cost of net revenues increased $20.8 million in 2016 compared to 2015. SBS gross margin increased to 26% in 2016 from 19% in 2015. The increase in SBS gross margin is primarily due to improved customer targeting and favorable product mix as a result of expansion of projects with our existing customers.

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	10,148	12,239	(2,091)	(17)%
Gross profit	$(10,148)	$(12,239)	$2,091	(17)%

Corporate Segment

Corporate cost of net revenues decreased $2.1 million, or 17% in the year ended December 31, 2016 compared to the same period in 2015. The decrease in corporate cost of net revenues was primarily a result of fully amortized intangible assets relating to our business acquisitions in prior years.

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Technology and development	$166,909	$155,318	$11,591	7%
Percentage of net revenues	15%	15%
Sales and marketing	$233,585	$236,749	$(3,164)	(1)%
Percentage of net revenues	21%	22%
General and administrative	$118,503	$121,019	$(2,516)	(2)%
Percentage of net revenues	10%	11%

Our technology and development expense increased $11.6 million, or 7%, in 2016, compared to 2015. As a percentage of net revenues, technology and development expense remained flat at 15% in 2016 and 2015. The increase in technology and development expense was primarily due to an increase of $6.6 million in personnel and related costs, reflecting additional hires during 2016. There was also an increase of $8.8 million in professional fees and an increase of $6.0 million in facilities costs primarily resulting from additional network operations and security support. These factors were partially offset by a decrease due to an increase of $7.5 million in software and website development costs capitalized, a decrease of $2.1 million in stock-based compensation expense, and a decrease of $0.4 million in depreciation expense.

In 2016, we capitalized $27.9 million in eligible salary and consultant costs, including $1.9 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $20.4 million, which included $1.2 million of stock-based compensation capitalized in 2015.

Our sales and marketing expense decreased $3.2 million, or 1%, in 2016 compared to 2015. As a percentage of net revenues, total sales and marketing expense decreased to 21% in 2016 from 22% in 2015. The decrease in sales and marketing expense was primarily driven by a decrease of $6.1 million in stock-based compensation expense due to executive departures in the first quarter of 2016 and full vesting of prior acquisition grants and a decrease of $4.4 million in depreciation and amortization expense. These factors were partially offset by an increase of $4.9 million from increased online advertising, an increase of $2.5 million in personnel and related costs due to an increase in headcount, and an increase of $0.4 million in professional fees.

Our general and administrative expense decreased $2.5 million, or 2%, in 2016 compared to 2015. As a percentage of net revenues, general and administrative expense decreased to 10% in 2016 as compared to 11% in 2015. The decrease in general and administrative expense is primarily due to a decrease of $6.9 million in stock-based compensation expense from the departure of our former Chief Executive Officer, a decrease in loss on asset disposals of $0.7 million, and a decrease in taxes and miscellaneous fees of $0.5 million. These factors were partially offset by an increase of $2.8 million in facility costs, an increase of $1.6 million in professional fees, an increase of $0.4 million personnel related costs, and an increase of $0.4 million in credit card fees.

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Interest expense	$(23,023)	$(20,998)	$(2,025)
Interest and other income, net	501	744	(243)

Interest expense consists of interest on our convertible senior notes, amortization of issuance costs associated with our credit facility, capital leases, and our financing obligations associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $23.0 million for the year ended December 31, 2016 compared to $21.0 million during 2015. This increase in interest expense was primarily driven by $0.9 million of financing obligations relating to our Tempe, Arizona facility recognizing a half year of interest as it became operational in the second quarter of 2015, an increase of $0.8 million in interest expense from our convertible debt compared to prior year, and additional equipment capital leases of $0.3 million compared to prior year.

	Year Ended December 31,
	2016	2015
	(in thousands)
Income tax (expense) benefit	$(10,682)	$1,146
Effective tax rate	40%	58%

We recorded an income tax provision of $10.7 million for 2016, compared to a benefit of $1.1 million for 2015. Our effective tax rate was 40% in 2016 and 58% in 2015. Factors that impacted the effective tax rate include the federal research and development credit, limitation on executive compensation, disqualifying dispositions of employee incentive stock options, and an Israel Tax Authority audit assessment.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$1,059,429	$921,580	$137,849	15%
Cost of net revenues	528,078	452,720	75,358	17%
Gross profit	$531,351	$468,860	$62,491	13%
Gross profit as a percentage of net revenues	50%	51%

Net revenues increased $137.8 million, or 15%, in 2015 compared to 2014. Revenue growth was attributable to increases in revenue from both reportable segments. Cost of net revenues increased $75.4 million, or 17%, in 2015 compared to 2014. As a percentage of net revenues, cost of net revenues increased to 50% in 2015 compared to 49% in 2014, with gross margin decreasing to 50% in 2015 from 51% in 2014.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$961,418	$870,959	$90,459	10%
Cost of net revenues	436,050	394,265	41,785	11%
Gross profit	$525,368	$476,694	$48,674	10%
Gross profit as a percentage of net revenues	55%	55%

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	9,751	9,206	545	6%
Total Number of Orders	25,806	21,773	4,033	19%
Average order value (AOV)	$37.26	$40.00	$(2.74)	(7)%

Consumer Segment

Consumer net revenues increased $90.5 million, or 10%, in 2015 compared to 2014, and represented 91% of total net revenues in 2015.  The increase in Consumer net revenues is primarily the result of increased sales of cards and stationery, a full year of Groovebook sales (acquired in October 2014), mobile revenue, and photo gifts. Consumer net revenues also benefited from a change in accounting estimate related to flash deal deferred revenue in the second quarter of 2015. The increase is also reflected in the increases in customers and orders in 2015 as compared to 2014, as noted in the above table. Average order value decreased slightly in 2015 as compared to 2014.

Consumer cost of net revenues increased $41.8 million in 2015 compared to 2014. Overall, the increase in cost of net revenues was primarily the result of the increased volume of shipped products as well as increased depreciation from our expanded manufacturing facilities and recently acquired production and rental equipment.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$98,011	$50,621	$47,390	94%
Cost of net revenues	79,789	43,456	36,333	84%
Gross profit	$18,222	$7,165	$11,057	154%
Gross profit as a percentage of net revenues	19%	14%

SBS Segment

SBS net revenues increased $47.4 million, or 94%, in 2015 compared to 2014, and represented 9% of total net revenues in 2015. The increase was primarily due to the expansion of projects with existing customers and the acquisition of new customers. For example, in 2015 we signed a long-term contract with a major SBS customer which resulted in a significant increase in SBS revenues for the year. SBS revenues in 2015 include $14.0 million in shipping revenue at zero margin that is not expected to recur.

For our SBS segment, cost of net revenues increased $36.3 million in 2015 compared to 2014. The increase was primarily the result of the increased volume of shipped products in 2015 compared to 2014.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	12,239	14,999	(2,760)	(18)%
Gross profit	$(12,239)	$(14,999)	$2,760	(18)%

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Technology and development	$155,318	$133,623	$21,695	16%
Percentage of net revenues	15%	14%
Sales and marketing	$236,749	$216,035	$20,714	10%
Percentage of net revenues	22%	23%
General and administrative	$121,019	$112,957	$8,062	7%
Percentage of net revenues	11%	12%

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

The benefit for income taxes was $1.1 million for 2015, compared to a benefit of $2.1 million for 2014. The tax benefit in 2015 was mainly due to the loss before income taxes. Our effective tax rate was 58% in 2015 and 21% in 2014. The year over year change in our effective tax rate was primarily the result of a higher federal research and development credit benefit, the release and re-measurement of reserves related to the settlement of our 2010 IRS audit, a reduced limitation on executive compensation, and the establishment of valuation allowances on certain Arizona deferred tax assets.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Loss before income taxes	$(1,989)	$(9,979)	$7,990	(80)%
Net loss	(843)	(7,860)	7,017	(89)%
Percentage of net revenues	—%	—%

Liquidity and Capital Resources

At December 31, 2016, we had $289.2 million of cash and cash equivalents and $40.8 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, in May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have had access to a five-year senior secured syndicated credit facility expiring in June 2021 to provide up to $200.0 million in additional capital. As of December 31, 2016, no amounts have been drawn against this facility. For information about our repurchases of shares of our common stock during the years ended December 31, 2016 and 2015, see Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 11-Share Repurchase Program.”

Below is our cash flow activity for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$56,264	$55,448	$71,169
Capitalization of software and website development costs	33,423	21,221	21,032
Depreciation and amortization	113,651	113,277	98,752
Acquisition of business and intangible assets, net of cash acquired	—	127	12,000
Cash flows provided by operating activities	193,423	165,037	166,488
Cash flows used in investing activities	(64,401)	(33,117)	(197,428)
Cash flows used in financing activities	(128,661)	(223,600)	(87,601)

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

We anticipate that total 2017 capital expenditures will range from 6% to 7% of our expected net revenues in 2017. These expenditures will be used to make developments to the Shutterfly Photos, to improve mobile capabilities, to develop the SBS platform, to purchase technology and equipment to support the growth in our business, to increase our production capacity, and help enable us to respond more quickly and efficiently to customer demand. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Technology equipment and software	$18,809	$36,380	$37,711
Percentage of total capital expenditures	22%	45%	42%
Manufacturing equipment and building improvements	30,836	18,478	26,872
Percentage of total capital expenditures	36%	23%	30%
Capitalized technology and development costs	33,104	22,113	21,748
Percentage of total capital expenditures	39%	27%	24%
Rental Equipment	2,606	4,407	3,912
Percentage of total capital expenditures	3%	5%	4%
Total Capital Expenditures [1]	$85,355	$81,378	$90,243
Total capital expenditures percentage of net revenues	8%	8%	10%

[1] Excluding $9.8 million of printers the Company acquired and immediately sold in the second quarter of 2016, total capital expenditures in 2016 totaled $75.6 million, or 7% of net revenues.

Operating Activities. For 2016, net cash provided by operating activities was $193.4 million. Adjustments for non-cash items included $93.5 million of depreciation and amortization, which increased by $7.2 million over the prior year due to an increase in equipment capital leases. Additional adjustments for non-cash items included $45.7 million of stock-based compensation, $20.1 million of amortization of intangible assets, $14.4 million for amortization of debt discount, and $8.9 million provision from deferred income taxes.

For 2015, net cash provided by operating activities was $165.0 million. Adjustments for non-cash items included $86.3 million of depreciation and amortization, which increased by $21.4 million over the prior year due to an increase in equipment capital leases and additional built-to-suit lease arrangements during the year. Additional adjustments for non-cash items included $60.5 million of stock-based compensation, and $27.0 million of amortization of intangible assets. Net cash provided by operating activities was also adjusted for amortization of debt discount and transaction costs of $13.6 million and the net change in operating assets and liabilities of $19.4 million primarily driven by a change in accounts receivable resulting from SBS customers.

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

Investing Activities. For 2016, net cash used in investing activities was $64.4 million. We used $56.3 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $33.4 million for capitalized software and website development and $29.4 million to purchase investments. This was partially offset by proceeds from the maturities of investments of $28.2 million, sales of investments of $12.2 million and proceeds from sale of property and equipment of $14.3 million.

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

Financing Activities. For 2016, net cash used in financing activities was $128.7 million. We used $112.5 million to repurchase shares of our common stock, $19.4 million for payments of capital leases and financing obligations and $1.3 million for payments related to contingent considerations related to Groovebook. We also received $2.1 million of proceeds from issuance of common stock from the exercise of options and recorded $2.4 million from excess tax benefit from stock-based compensation.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor two financial measures, adjusted EBITDA and adjusted EBITDA minus capital expenditures which meet the definition of Non-GAAP financial measures. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, and stock-based compensation.  Adjusted EBITDA minus capital expenditures is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs.  This was previously referred to as "free cash flow" prior to the fourth quarter of 2016. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows.  Refer below for a reconciliation of adjusted EBITDA and adjusted EBITDA minus capital expenditures to the most comparable GAAP measure.

To supplement our consolidated financial statements presented on a GAAP basis, we believe that these Non-GAAP measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and performance. Management uses these Non-GAAP measures to evaluate our financial results, develop budgets, manage expenditures, and determine employee compensation. The presentation of additional information is not meant to be considered in isolation or as a substitute for or superior to net income (loss) or net income (loss) per share determined in accordance with GAAP. We believe that it is important to view adjusted EBITDA minus capital expenditures as a complement to our reported consolidated financial statements. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The table below shows the trend of adjusted EBITDA and adjusted EBITDA minus capital expenditures as a percentage of net revenues for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31
	2016	2015	2014
Net revenues	$1,134,224	$1,059,429	$921,580

Non-GAAP Adjusted EBITDA	$208,453	$192,000	$166,759
EBITDA % of Net revenues	18%	18%	18%

Adjusted EBITDA minus capital expenditures	$132,925	$110,621	$76,516
Adjusted EBITDA minus capital expenditures % of Net revenues	12%	10%	8%

We carefully manage our operating costs and capital expenditures, in order to make the strategic investments necessary to grow and strengthen our business, while at the same time increasing our adjusted EBITDA and improving our adjusted EBITDA minus capital expenditures. Over the last three years, our full year adjusted EBITDA has improved to $208.5 million in 2016 from $166.8 million in 2014. This continued growth in adjusted EBITDA resulted from increased demand for our products and services, scale efficiencies, and improvements from product and services mix. The increase in adjusted EBITDA is also driven by higher net revenues in 2016 as compared to prior years. We also increased our adjusted EBITDA minus capital expenditures to $132.9 million in 2016 from $110.6 million in 2015.

The following is a reconciliation of adjusted EBITDA, adjusted EBITDA minus capital expenditures to the most comparable GAAP measure, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA
	Year Ended December 31
	2016	2015	2014
Net income (loss)	$15,906	$(843)	$(7,860)
Add back:
Interest expense	23,023	20,998	16,732
Interest and other income, net	(501)	(744)	(508)
Tax expense (benefit)	10,682	(1,146)	(2,119)
Depreciation and amortization	113,651	113,277	98,752
Stock-based compensation expense	45,692	60,458	61,762
Non-GAAP Adjusted EBITDA	$208,453	$192,000	$166,759

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Adjusted EBITDA minus Capital Expenditures
	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$193,423	$165,037	$166,488
Add back:
Interest expense	23,023	20,998	16,732
Interest and other income, net	(501)	(744)	(508)
Provision for (benefit from) income taxes	10,682	(1,146)	(2,119)
Changes in operating assets and liabilities	3,772	19,393	(4,360)
Other adjustments	(21,946)	(11,538)	(9,474)
Non-GAAP Adjusted EBITDA	208,453	192,000	166,759
Less:
Purchases of property and equipment, including accrued amounts	(52,251)	(59,266)	(68,495)
Capitalized software and website development costs, including accrued amounts	(33,104)	(22,113)	(21,748)
Capex adjustments [1]	9,827	—	—
Adjusted EBITDA minus capital expenditures	$132,925	$110,621	$76,516

[1] In the second quarter of 2016, the Company acquired and subsequently sold $9.8 million of printers.

Contractual Obligations

The following are contractual obligations at December 31, 2016, associated with lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Convertible Senior Notes, including interest	$301,125	$750	$300,375	$—	$—
Capital lease obligations	73,763	18,695	33,538	14,332	7,198
Operating lease obligations (1)	34,541	4,581	12,746	12,221	4,993
Build-to-suit lease obligations (2)	52,465	6,218	12,859	13,440	19,948
Purchase obligations (3)	66,129	23,848	32,787	9,494	—
Total contractual obligations	$528,023	$54,092	$392,305	$49,487	$32,139

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

Recent Accounting Pronouncements

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted this standard during the year ended December 31, 2016. The adoption of this standard did not have a material impact on our financial statements.

In April 2015, the FASB issued new guidance related to presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted this guidance beginning January 1, 2016. This guidance requires retrospective application to all prior periods presented. The effect of this change was to reduce the previously reported amounts within the accompanying condensed consolidated balance sheets as of December 31, 2015 for prepaid expenses and other current assets, other assets, and convertible senior notes, net by $1.3 million, $1.9 million, and $3.3 million, respectively. Adoption of this guidance did not affect our condensed consolidated statements of operations and condensed consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this update are effective for reporting periods beginning after December 15, 2016. We plan to adopt this pronouncement beginning January 1, 2017 and will recognize approximately $23.2 million of additional deferred tax assets upon adoption. We will also reclassify tax-related items between operating activities and financing activities on the consolidated statement of cash flows.

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote. While we continue to assess all potential impacts of the standard, we currently believe there will be an impact related to timing and measurement of flash deal breakage revenue and advertising revenues. In addition, we are currently assessing whether the principal versus agent considerations would change how we present revenue, especially in our advertising and partner arrangements. Further, we believe incentives such as coupons provided to our customers could potentially be recognized as an expense which we generally record as a reduction of revenue under current guidance. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected the transition method. We are evaluating potential early adoption of this new accounting guidance.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new guidance clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The updated guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.

The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are evaluating the impact this new accounting guidance will have on our financial statements.

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

Market Risk and Market Interest Risk.     In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We carry this instrument at face value less unamortized discount on our balance sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of convertible notes, when the market price of our stock fluctuates. We do not believe these market fluctuations to have a significant impact on our operating results or liquidity.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of December 31, 2016, our investments totaled $40.8 million, which represented approximately 81% of our total investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterfly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Shutterfly, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 13, 2017

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$289,224	$288,863
Short-term investments	26,352	22,918
Accounts receivable, net	57,365	55,222
Inventories	11,751	13,466
Prepaid expenses and other current assets	48,084	31,828
Total current assets	432,776	412,297
Long-term investments	14,479	29,005
Property and equipment, net	284,110	281,779
Intangible assets, net	43,420	62,323
Goodwill	408,975	408,975
Other assets	11,816	10,948
Total assets	$1,195,576	$1,205,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,790	$35,329
Accrued liabilities	138,869	149,134
Deferred revenue, current portion	22,929	27,329
Total current liabilities	220,588	211,792
Convertible senior notes, net	278,792	264,361
Other liabilities	137,035	123,112
Total liabilities	636,415	599,265
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,637 and 34,777 shares issued and outstanding on December 31, 2016 and December 31, 2015, respectively	3	4
Additional paid-in capital	949,864	900,218
Accumulated other comprehensive loss	(32)	(68)
Accumulated deficit	(390,674)	(294,092)
Total stockholders' equity	559,161	606,062
Total liabilities and stockholders' equity	$1,195,576	$1,205,327

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net revenues	$1,134,224	$1,059,429	$921,580
Cost of net revenues	566,117	528,078	452,720
Gross profit	568,107	531,351	468,860
Operating expenses:
Technology and development	166,909	155,318	133,623
Sales and marketing	233,585	236,749	216,035
General and administrative	118,503	121,019	112,957
Total operating expenses	518,997	513,086	462,615
Income from operations	49,110	18,265	6,245
Interest expense	(23,023)	(20,998)	(16,732)
Interest and other income, net	501	744	508
Income (loss) before income taxes	26,588	(1,989)	(9,979)
(Provision for) benefit from income taxes	(10,682)	1,146	2,119
Net income (loss)	$15,906	$(843)	$(7,860)

Net income (loss) per share:
Basic	$0.47	$(0.02)	$(0.20)
Diluted	$0.45	$(0.02)	$(0.20)
Weighted average shares:
Basic	34,097	36,761	38,452
Diluted	35,190	36,761	38,452

Stock-based compensation is allocated as follows (Note 8):
Cost of net revenues	$4,579	$4,134	$3,657
Technology and development	8,550	10,840	9,236
Sales and marketing	15,445	21,512	22,670
General and administrative	17,118	23,972	26,199
	$45,692	$60,458	$61,762

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Common stock (par value)
Balance, beginning of year	$4	$4	$4
Issuance of common stock upon exercise of options and vesting of restricted stock units	1	1	1
Common stock repurchased and retired	(2)	(1)	(1)
Balance, end of year	3	4	4

Additional paid-in capital
Balance, beginning of year	900,218	838,313	771,875
Issuance of common stock upon exercise of options and vesting of restricted stock units	2,104	3,221	3,243
Stock based compensation, net of forfeitures	47,252	61,705	63,358
Accelerated share repurchase of common stock	—	(3,119)	—
Tax benefit (shortfall) of stock options	290	98	(163)
Balance, end of year	949,864	900,218	838,313

Accumulated other comprehensive loss
Balance, beginning of year	(68)	(53)	—
Unrealized gain (loss) on investments, net of tax	36	(15)	(53)
Balance, end of year	(32)	(68)	(53)

Accumulated earnings (deficit)
Balance, beginning of year	(294,092)	(80,458)	16,216
Common stock repurchased and retired	(112,488)	(212,791)	(88,814)
Net income (loss)	15,906	(843)	(7,860)
Balance, end of year	(390,674)	(294,092)	(80,458)
Total stockholders' equity	$559,161	$606,062	$757,806

Number of shares
Common stock
Balance, beginning of year	34,777	37,906	38,196
Issuance of common stock upon exercise of options and vesting of restricted stock units	1,385	1,780	1,671
Common stock repurchased and retired	(2,525)	(4,909)	(1,961)
Balance, end of year	33,637	34,777	37,906

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$15,906	$(843)	$(7,860)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on investments, net	66	(24)	(87)
Tax benefit (expense) on unrealized gain / loss on investments, net	(30)	9	34
Other comprehensive income (loss), net of tax	36	(15)	(53)
Comprehensive income (loss)	$15,942	$(858)	$(7,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$15,906	$(843)	$(7,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,531	86,290	64,885
Amortization of intangible assets	20,120	26,987	33,867
Amortization of debt discount and issuance costs	14,432	13,647	12,905
Stock-based compensation, net of forfeitures	45,692	60,458	61,762
Loss on disposal of property and equipment	738	1,755	361
Deferred income taxes	8,899	(2,149)	(2,604)
Tax benefit (shortfall) from stock-based compensation	290	98	(163)
Excess tax benefits from stock-based compensation	(2,413)	(1,813)	(1,025)
Changes in operating assets and liabilities:
Accounts receivable	(2,142)	(24,117)	(9,464)
Inventories	1,715	(450)	(3,388)
Prepaid expenses and other assets	(19,140)	(7,436)	(5,400)
Accounts payable	27,128	3,139	(1,275)
Accrued and other liabilities	(11,333)	9,471	23,887
Net cash provided by operating activities	193,423	165,037	166,488
Cash flows from investing activities:
Purchases of property and equipment	(56,264)	(55,448)	(71,169)
Capitalization of software and website development costs	(33,423)	(21,221)	(21,032)
Purchases of investments	(29,422)	(31,073)	(124,111)
Proceeds from the maturities of investments	28,234	62,944	29,130
Proceeds from the sales of investments	12,213	10,510	850
Proceeds from sale of property and equipment	14,261	1,298	904
Acquisition of business and intangible assets, net of cash acquired	—	(127)	(12,000)
Net cash used in investing activities	(64,401)	(33,117)	(197,428)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,104	3,221	3,243
Repurchases of common stock	(112,488)	(179,090)	(88,815)
Prepayment of accelerated share repurchase	—	(75,000)	—
Refund of accelerated share repurchase	—	38,179	—
Excess tax benefits from stock-based compensation	2,413	1,813	1,025
Principal payments of capital lease and financing obligations	(19,377)	(12,723)	(3,054)
Payment for contingent consideration liabilities	(1,313)	—	—
Net cash used in financing activities	(128,661)	(223,600)	(87,601)
Net increase (decrease) in cash and cash equivalents	361	(91,680)	(118,541)
Cash and cash equivalents, beginning of period	288,863	380,543	499,084
Cash and cash equivalents, end of period	$289,224	$288,863	$380,543

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,231	$2,798	$1,133
Income taxes	1,561	1,056	667

Supplemental schedule of non-cash investing / financing activities:
Net (decrease) increase in accrued purchases of property and equipment	$(4,013)	$3,818	$(2,674)
Net (decrease) increase in accrued capitalized software and website development costs	(319)	892	716
Stock-based compensation capitalized with software and website development costs	1,560	1,247	1,597
Increase in estimated fair market value of buildings under build-to-suit leases	—	17,161	22,855
Property and equipment acquired under capital leases	23,946	29,097	37,823
Increase to amount due for acquisition of business	—	—	1,673
Amount due from adjustment of net working capital from acquired business	—	—	253

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

We are the leading online manufacturer and retailer of high-quality personalized products and services. Our vision is to make the world a better place by helping people share life’s joy. Our mission is to build an unrivaled service that enables deeper, more personal relationships between our customers and those who matter most in their lives.  Our primary focus is on helping consumers manage their memories through the powerful medium of photography. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the security (that is, whether a credit loss exists). The Company did not recognize an other-than-temporary impairment loss on its investments in the year ended December 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. As of December 31, 2016, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in sales of SBS services and revenue generated from online advertisements posted on the Company's websites. Credit card receivables settle relatively quickly and the Company's historical experience of credit card losses have not been material and have been within management’s expectations. Excluding amounts due from credit cards of customers, as of December 31, 2016, one SBS customer accounted for 33% of the Company’s net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2016. As of December 31, 2015, excluding amounts due from credit cards of customers, two SBS customers accounted for 51% and 12% of the Company’s net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2015. No customers accounted for more than 10% of net revenues in the years ended December 31, 2016, 2015, and 2014.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Obligations

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue from Consumer and SBS product sales, net of applicable sales tax, upon shipment of fulfilled orders, when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Customers place Consumer product orders through the Company's websites or mobile apps and pay primarily using credit cards. SBS customers are invoiced upon fulfillment. Shipping charged to customers is recognized as revenue at the time of shipment.

For camera, lenses, and video equipment rentals from our BorrowLenses brand, we recognize rental revenue and the related shipping, ratably over the rental period. Revenue from the sale of rental equipment is recognized upon shipment of the equipment.

For gift card sales and flash deal promotions through group buying websites, the Company recognizes revenue on a gross basis, as it is the primary obligor, when redeemed items are shipped. Revenues from sales of prepaid orders on its websites are deferred until shipment of fulfilled orders or until the prepaid order is recognized based on historical redemption patterns representing when unredeemed prepaid orders for which the Company believes customer redemption is remote and it is not probable that the Company has an obligation to escheat the value of the flash deal revenue under unclaimed property laws. The Company’s share of revenue generated from its print to retail relationships, is recognized when orders are picked up by its customers at the respective retailer.

In the second quarter of 2015, the Company changed its accounting estimate related to flash deal deferred revenue. Beginning in 2010, the Company began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, the Company had been deferring all amounts to a flash deal deferred revenue liability until customer redemption. The Company now has sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. Flash deal breakage revenue is recognized based upon its historical redemption patterns and represents the unredeemed flash deal offers for which the Company believes customer redemption is remote and it is not probable that the Company has an obligation to escheat the value of the flash deal revenue under unclaimed property laws. During the year ended December 31, 2016 and 2015 the Company recognized revenue of $5.3 million and $10.0 million respectively associated with this change.

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

Certain SBS revenue arrangements with multiple deliverables, including products and services, are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the selling prices of the deliverables. The Company allocated the arrangement price to each of the elements based on the relative selling prices of each element. Estimated selling prices are management’s best estimates of the prices that the Company would charge our customers if the Company were to sell the standalone elements separately and include considerations of customer demand, prices charged by the Company and others for similar deliverables, and the price if largely based on the cost of producing the product or service.  For up-front fees the Company received in exchange for products delivered or services performed, it is deferred and recognized over periods that the fees are earned.   In cases in which an up-front fee is not related to specific products or services, the fee is excluded from the consideration that is allocated to the deliverables, and be recognized over the longer of the initial contractual term of the arrangement or the estimated period the customer is expected to benefit from the payment of the up-front fee.

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

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place. The Company did not have any capitalized direct mail costs at December 31, 2016 and 2015. Total advertising costs are a component of sales and marketing expenses and include print advertising, Internet advertising, such as display ads and keyword search terms and TV and radio advertising. These amounts totaled approximately $122.1 million, $117.1 million and $102.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of December 31, 2016 and 2015.

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

	Year ended December 31,
	2016	2015	2014
Net income (loss) per share:	(in thousands, except per share amounts)
Numerator
Net income (loss)	$15,906	$(843)	$(7,860)
Denominator
Denominator for basic net income (loss) per share
Weighted-average common shares outstanding	34,097	36,761	38,452
Dilutive effect of stock options and restricted awards	1,093	—	—
Denominator for diluted net income per share	35,190	36,761	38,452
Net income (loss) per share
Basic	$0.47	$(0.02)	$(0.20)
Diluted	$0.45	$(0.02)	$(0.20)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2016	2015	2014
Stock options and restricted stock units	549	4,185	4,205

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income (loss) and other comprehensive income (loss). The Company's other comprehensive income (loss) consists of unrealized gains and losses on marketable securities classified as available-for-sale.

Segment Reporting

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reports as two operating segments with the Chief Executive Officer acting as the Company’s chief operating decision maker. The Company defined two reportable segments based on factors such as how management manages the operations and how its chief operating decision maker views results. The Company has the following reportable segments:
Consumer - Includes sales from the Company's brands and are derived from the sale of photo-based products, such as photo books, stationery and greeting cards, other photo-based merchandise, photo prints, statement gifts and the related shipping revenues as well as rental revenue from its BorrowLenses brand
SBS - Includes revenues primarily from variable, direct marketing collateral manufactured and fulfilled for business customers.

In addition to the above reportable segments, the Company has a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation and amortization of intangible assets.

Recent Accounting Pronouncements

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The Company adopted this standard during the year ended December 31, 2016. The adoption of this standard did not have a material impact on the Company's financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this update are effective for reporting periods beginning after December 15, 2016. The Company plans to adopt this pronouncement beginning January 1, 2017 and will recognize approximately $23.2 million of additional deferred tax assets upon adoption. The Company will also reclassify tax-related items between operating activities and financing activities on the consolidated statement of cash flows.

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote. While the Company continues to assess all potential impacts of the standard, the Company currently believes there will be an impact related to timing and measurement of flash deal breakage revenue and advertising revenues. In addition, the Company is currently assessing whether the principal versus agent considerations would change how the Company presents revenue, especially in advertising and partner arrangements. Further, the Company believes incentives such as coupons provided to the Company's customers could potentially be recognized as an expense which the Company generally records as a reduction of revenue under current guidance. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  The Company has not yet selected the transition method. The Company is evaluating potential early adoption of this new accounting guidance.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The updated guidance simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is evaluating the impact this new accounting guidance will have on the consolidated financial statements.

Note 3 — Balance Sheet Components

Intellectual Property Prepaid Royalties

Intellectual property prepaid royalties are included in prepaid expenses and other current assets and other assets. Total amortization for these license agreements in 2016, 2015 and 2014 were $1.2 million, $1.3 million and $1.6 million, respectively. As of December 31, 2016, the Company had a balance of $6.5 million in unamortized prepaid royalties. Amortization of these licenses is estimated as follows (in thousands):

Year Ending December 31:
2017	$1,127
2018	799
2019	675
2020	502
2021	502
Thereafter	2,858
$6,463

Prepaid Expenses and Other Current Assets

	December 31,
	2016	2015
	(in thousands)
Manufacturing partners receivable	$11,739	$4,109
Prepaid service contracts – current portion	11,114	12,539
Prepaid postage	4,754	3,047
Other prepaid expenses and current assets	20,477	12,133
	$48,084	$31,828

Property and Equipment, Net

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
	(in thousands)
Computer equipment and software	$177,525	$172,048
Manufacturing equipment	182,484	148,820
Capitalized software and website development costs	134,427	108,837
Buildings under build-to-suit leases	56,468	56,468
Leasehold improvements	22,007	21,519
Rental equipment	18,786	17,414
Furniture and fixtures	11,057	11,351
	602,754	536,457
Less: Accumulated depreciation and amortization	(318,644)	(254,678)
Net property and equipment	$284,110	$281,779

Building value of $56.5 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 7 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Manufacturing equipment is approximately $89.9 million and $72.9 million of capital lease obligations for various pieces of manufacturing facility equipment in 2016 and 2015, respectively. Accumulated depreciation of assets under capital lease totaled $25.1 million at December 31, 2016 compared to $14.1 million at December 31, 2015.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $93.5 million, $86.3 million, and $64.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Included in property and equipment is approximately $14.3 million and $17.2 million of assets in construction as of December 31, 2016 and 2015, respectively, the majority of which relates to internal-use software.

Total capitalized software and website development costs, net of accumulated amortization totaled $50.8 million and $38.4 million at December 31, 2016 and 2015, respectively. Amortization of capitalized costs totaled approximately $22.0 million, $18.7 million and $14.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible Assets

Intangible assets are comprised of the following:

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Useful Life	December 31,
		2016	2015
		(in thousands)
Purchased technology	10 years	$104,869	$104,869
Less: accumulated amortization		(69,768)	(62,011)
		35,101	42,858

Customer relationships	5 years	75,146	75,146
Less: accumulated amortization		(67,311)	(56,756)
		7,835	18,390

Licenses and other	3 years	7,202	7,202
Less: accumulated amortization		(6,718)	(6,127)
		484	1,075

Total		$43,420	$62,323

Purchased technology is amortized over a period ranging from one to sixteen years. Customer relationships are amortized over a period ranging from one to seven years. Licenses and other is amortized over a period ranging from two to five years.

Intangible asset amortization expense for the years ended December 31, 2016, 2015 and 2014 was $18.9 million, $25.8 million and $32.3 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending December 31:
2017	$13,743
2018	4,835
2019	3,408
2020	3,407
2021	3,407
Thereafter	14,620
$43,420

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

The Company conducted its annual qualitative assessment (Step Zero Analysis) test as of December 31, 2016 to determine whether it would be necessary to perform the two-step goodwill impairment test. Among other things, the Company considered the i) excess in fair value of the reporting unit over its carrying amount from the most recent step one calculation, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance. The Company determined based on the Step Zero Analysis that it is more likely than not that the fair value of the reporting units exceeded their carrying amounts.

As of December 31, 2016, the Company's total goodwill balance is $409.0 million, with $372.1 million related to the Consumer segment and $36.9 million related to the SBS segment. There were no changes to the Company's goodwill balances in 2015 and 2014.

Accrued Liabilities

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
	(in thousands)
Accrued production costs	$38,755	$44,825
Accrued marketing expenses	23,839	26,793
Accrued income and sales tax	19,846	17,843
Accrued compensation	17,066	20,703
Capital lease obligations, current portion	16,092	14,090
Accrued other	23,271	24,880
	$138,869	$149,134

Other Liabilities

	December 31,
	2016	2015
	(in thousands)
Financing obligations	$55,355	$56,771
Capital lease obligations, non-current portion	50,213	44,428
Deferred tax liability	20,446	12,447
Deferred revenue, non-current portion	7,303	6,564
Other liabilities	3,718	2,902
	$137,035	$123,112

Financing obligations relate to the Company's build-to-suit leases as further discussed in Note 7 - Commitments and Contingencies.

Note 4 — Investments

At December 31, 2016 and 2015, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$13,371	$2	$(12)	$13,361
Agency securities	7,957	6	—	7,963
Commercial paper	1,727	—	—	1,727
US Government securities	3,298	3	—	3,301
Total short-term investments	$26,353	$11	$(12)	$26,352
Long-term investments
Corporate debt securities	$6,208	$1	$(20)	$6,189
Agency securities	5,359	—	(20)	5,339
US Government securities	2,956	1	(6)	2,951
Total long-term investments	$14,523	$2	$(46)	$14,479

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$16,187	$2	$(14)	$16,175
Agency securities	6,246	—	(2)	6,244
Commercial paper	499	—	—	499
Total short-term investments	$22,932	$2	$(16)	$22,918
Long-term investments
Corporate debt securities	$10,132	$—	$(37)	$10,095
Agency securities	13,421	1	(43)	13,379
US Government securities	5,549	—	(18)	5,531
Total long-term investments	$29,102	$1	$(98)	$29,005

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2016 and 2015 and no impairments were recorded in the period. The Company had no material realized gains or losses during the years ended December 31, 2016 and 2015.

The following table summarizes the contractual maturities of the Company's investments as of December 31, 2016 and 2015(in thousands):

	December 31,
	2016	2015
One year or less	$26,352	$22,918
One year through three years	14,479	29,005
	$40,831	$51,923

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of December 31, 2016.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Estimated Fair Value as of
	December 31, 2016		December 31, 2015
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$808	$—	$24,577	$—
Level 2 Securities:
Corporate debt securities	2,309	19,550	850	26,270
Agency securities	—	13,302	—	19,623
US Government securities	—	6,252	—	5,531
Commercial Paper	6,694	1,727	—	499
Total cash equivalents and investments	$9,811	$40,831	$25,427	$51,923

Convertible Senior Notes

As of December 31, 2016 and 2015, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	December 31, 2016	December 31, 2015
Convertible senior notes	$290,436	$270,192

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

Note 6 — Acquisitions

Business Combinations

Dot Copy, Inc. (Groovebook)
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

Of the total purchase price, $0.6 million was allocated to the customer base, which was amortized over an estimated useful life of two years, $0.5 million was allocated to the Groovebook tradename, which will be amortized over an estimated useful life of three years, $0.4 million was allocated to Groovebook patents, which was amortized over an estimated useful life of two years and $0.2 million was allocated to developed technologies, which was amortized over an estimated useful life of one year. The remaining excess purchase price of approximately $12.0 million was allocated to goodwill primarily representing manufacturing and production synergies and synergies from Groovebooks' market position. The results of operations for the acquired business have been included in the consolidated statement of operations for the period subsequent to the Company's acquisition of Groovebook. Groovebook's results of operations for periods prior to this acquisition were not material to the consolidated statements of operations and, accordingly, pro forma financial information has not been presented.

Note 7 — Commitments and Contingencies

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than January 2023. Rent expense was $6.1 million, $9.7 million and $7.2 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company has production equipment under capital lease. During the year ended December 31, 2016, the Company modified certain existing equipment lease agreements which resulted in the leases being reclassified from operating to capital leases. The Company also entered into new equipment leases with terms which resulted in capital lease treatment.

At December 31, 2016, the total future minimum payments under non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending December:
2017	$4,581	$18,695
2018	6,315	18,238
2019	6,431	15,304
2020	6,074	8,401
2021	6,146	5,931
Thereafter	4,993	7,198
Total minimum lease payments	$34,540	$73,767
Less: amount representing interest		(7,462)
Present value of future minimum lease payments		66,305
Less: current portion		(16,092)
Non-current portion of capital lease obligations		$50,213

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2020. As of December 31, 2016, the Company’s purchase obligations totaled $66.1 million. At December 31, 2016, the total future minimum payments under these purchase obligations are as follows (in thousands):

Year Ending December:
2017	$23,848
2018	17,929
2019	14,858
2020	9,494
Total minimum purchase obligations	$66,129

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Build-to-suit Lease

The Company completed the following construction of facilities in the prior years:

Fort Mill, South Carolina: During the year ended December 31, 2012, the Company executed a lease for a 300,000 square foot east coast production and customer service facility in Fort Mill, South Carolina. The Company concluded it was the “deemed owner” of the building (for accounting purposes only) and completed the construction of this facility in 2013. The Company initially recorded an asset and corresponding financing obligation of $4.9 million which was increased by $3.1 million and $1.5 million for building uplift costs incurred during 2013 and 2012, respectively.

Shakopee, Minnesota: During the year ended December 31, 2013, the Company executed a lease for a 217,000 square foot production facility in Shakopee, Minnesota. The Company concluded it was the “deemed owner” of the building (for accounting purposes only) and completed the construction of this facility in 2014. The Company recorded an asset and corresponding financing obligation of $13.7 million and $7.0 million for building uplift costs incurred during 2014 and 2013, respectively.

Tempe, Arizona: During the year ended December 31, 2013, the Company executed a lease for a 237,000 square foot production facility in Tempe, Arizona. The Company concluded it was the “deemed owner” of the building (for accounting purposes only) and completed the construction of this facility in 2015. The Company recorded an asset and corresponding financing obligation of $17.2 million and $9.1 million for building construction costs incurred during 2015 and 2014, respectively.

At the time of completion of each facility, the Company evaluated the de-recognition of the asset and liability under the provisions of ASC 840.40 Leases - Sale-Leaseback Transactions. If the Company did not comply with the provisions needed for sale-leaseback accounting, the lease was accounted for as a financing obligation and lease payments were attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset was depreciated over the building's estimated useful life which is generally 30 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.
The Company concluded that it had forms of continued economic involvement in all three of the facilities. As a result, the Company did not comply with provisions for sale-leaseback accounting and the buildings are being accounted for as a financing obligation.

At December 31, 2016, the total future rent payments under these build-to-suit leases are as follows (in thousands):

Year Ending December:
2017	$6,218
2018	6,358
2019	6,501
2020	6,646
2021	6,794
Thereafter	19,948
Total future rent payments under build-to-suit leases	$52,465

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, US Bank and Citibank, N.A. (“the Banks”). JPMorgan Chase Bank, N.A. acted as administrative agent in the Credit Agreement. The Credit Agreement is for five years and provides for a $125.0 million senior secured revolving credit facility (the “credit facility”) and if requested by the Company, the Banks may increase the credit facility by $75.0 million subject to certain conditions. In December 2013, the Company requested and received the entire incremental amount for a total credit facility of $200.0 million. As part of the expansion in May 2013, Bank of America, N.A. and Morgan Stanley Bank, N.A. joined the syndicate. From inception through December 31, 2016, the Company has not drawn on the credit facility.

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

On June 10, 2016, the Company renewed the Credit Agreement with the Banks. As part of this renewal, Fifth Third Bank, Silicon Valley Bank, and Citibank, N.A. left the syndicate and SunTrust Bank and BMO Harris Bank N.A. joined the syndicate. The Credit Agreement is for 5 years and provides for a $200.0 million senior secured revolving credit facility. As part of the renewal, the Company amended the Credit Agreement by and among the Company and the Banks to increase the Leverage Ratio (as defined the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00 for the fiscal quarter ended June 30, 2016 through March 31, 2017, at or below 3.25 to 1.00 for the fiscal quarter ending June 30, 2017 through March 31, 2018, and at or below 3.00 to 1.00 for the fiscal quarter ended June 30, 2018 and thereafter. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of December 31, 2016, the Company is in compliance with these covenants.

Amounts repaid under the Facility may be reborrowed. The revolving loan facility matures on the fifth anniversary of its closing and is payable in full upon maturity. The Company intends to use the new Facility from time to time for general corporate purposes, working capital and potential acquisitions.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred $1.5 million of Credit Facility origination costs during the year ended December 31, 2016, related to the amendment and extension of the agreement. These costs have been capitalized within prepaid expenses for the current portion and other assets for the non-current portion. These fees are being amortized over the remaining term of the Credit Facility as a component of interest expense.

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

Monroy v. Shutterfly, Inc.

On November 30 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against us in the U.S. District Court for the Northern District of Illinois. The complaint asserts that we violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. The Company believes the suit is without merit and intends to vigorously defend against it.

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

2006 Equity Incentive Plan

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options issued under the 2006 Plan are generally for periods not to exceed ten years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board. The fair value of the Company’s common stock is determined by the last sale price of such stock on the NASDAQ Global Select Market. Options issued under the 2006 Plan typically vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years.

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

Stock Option Activity

A summary of the Company’s stock option activity at December 31, 2016 and changes during the period are presented in the table below (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2015	206	$27.08
Granted	850	48.30
Exercised	(100)	21.00
Forfeited, canceled or expired	(6)	46.06
Balances, December 31, 2016	950	$46.58	6.1	$2,504
Options vested and expected to vest at December 31, 2016	950	$46.58	6.1	$2,504
Options vested at December 31, 2016	100	$32.03	3.2	$1,807

As of December 31, 2015 and 2014, there were 198,000 and 356,000 options vested, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company granted options to the Chief Executive Officer to purchase an aggregate of 850,000 shares of common stock at a exercise price of $48.30, with an estimated weighted-average grant-date fair value of $13.50. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.8 million, $4.1 million, and $6.1 million, respectively. Net cash proceeds from the exercise of stock options were $2.1 million, $3.2 million, and $3.2 million for the years ended December 31, 2016, 2015 and 2014. The total grant date fair value of stock options vested during the years ended December 31, 2016, 2015, and 2014 was $0.1 million, $0.5 million, and $1.8 million, respectively.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. The Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gave consideration to historical exercises, post vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The Company did not grant stock options in 2015 and 2014. The assumptions used to value options granted during the year ended December 31, 2016 are as follows:

Year Ended December 31, 2016
Dividend yield	—
Annual risk free rate of return	1.2%
Expected volatility	32.9%
Expected term (years)	4.1

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2016, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2015	3,150	$44.28
Granted	1,312	41.95
Vested	(1,285)	43.42
Forfeited	(343)	44.82
Awarded and unvested, December 31, 2016	2,834	$43.52
Restricted stock units expected to vest, December 31, 2016	2,369

The chart below summarizes grant activity during the year ended December 31, 2016 by equity plan (share numbers in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants in 2016
2015 Equity Incentive Plan
Restricted stock units (1)	977
Performance-based restricted stock units (2)	185
Total grants under 2015 Plan	1,162

Inducement Shares
Stock options (3)	850
Restricted stock units (3)	150
Total grants pursuant to Inducement Shares	1,000

Total awards granted in 2016	2,162

(1) Awards issued under the 2015 Plan include restricted stock unit awards granted to new and current employees. Awards issued under this plan typically vest over a four year total vesting term.

(2) Performance-based restricted stock units (PBRSUs) issued under the 2015 Equity Incentive Plan to specific employees which are tied to the Company’s 2016 financial performance and which have four year service criteria.  Compensation cost associated with these PBRSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.  As of December 31, 2016, the performance criteria for the fiscal year was met and the associated stock-based compensation has been recognized.

(3) Inducement awards are issued to newly hired officers and to certain new employees from acquired companies. During 2016, inducement awards included time-based awards and options issued to the Chief Executive Officer. These RSUs awarded to the Chief Executive Officer will vest over three years and the stock options will vest over a four year vesting term.

During the years ended December 31, 2016, 2015, and 2014, the fair value of awards vested were $56.7 million, $64.5 million, and $56.8 million respectively.

At December 31, 2016, the Company had $84.9 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options and RSUs that will be recognized over a weighted-average period of approximately three years.

Note 9 — Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$26,440	$(2,303)	$(10,317)
Foreign	148	314	338
Total	$26,588	$(1,989)	$(9,979)

The components of the (benefit from) provision for income taxes are as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015	2014
Federal:
Current	$837	$(23)	$(487)
Deferred	7,306	(2,053)	(1,381)
	8,143	(2,076)	(1,868)
State:
Current	188	768	704
Deferred	1,895	91	(1,038)
	2,083	859	(334)
Foreign:
Current	758	258	268
Deferred	(302)	(187)	(185)
	456	71	83
Total income tax expense (benefit):
Current	1,783	1,003	485
Deferred	8,899	(2,149)	(2,604)
	$10,682	$(1,146)	$(2,119)

The Company’s actual tax expense differed from the statutory federal income tax rate, as follows:

	December 31,
	2016	2015	2014
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes	(2.8)	142.6	20.1
Stock-based compensation	(0.4)	8.9	2.2
R&D tax credit	(6.6)	173.5	14.8
Non-deductible executive compensation	4.7	(116.5)	(29.7)
Valuation allowance	7.4	(170.7)	(17.2)
Uncertain tax benefit liability settlement	1.4	—	—
Other	1.5	(15.3)	(4.0)
	40.2%	57.5%	21.2%

At December 31, 2016 the Company had approximately $36.1 million, $30.9 million, and $3.2 million of Federal, California and other state jurisdictions net operating loss carryforwards, respectively. Of such amounts, $35.4 million Federal, $27.7 million California, and $2.8 million other state jurisdiction carryforwards will reduce future taxable income and are associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. Effective January 1, 2017, the Company will adopt new guidance (ASU 2016-09) and will record excess tax benefits or tax deficiencies from stock based compensation to the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. These carryforwards will expire beginning in the year 2023 and 2017 for federal and California purposes, respectively, and no sooner than 2020 for the portion related to other state jurisdictions, if not utilized.

The Company also had research and development credit carryforwards of approximately $14.0 million and $14.7 million for federal and state income tax purposes, respectively, at December 31, 2016, of which $7.6 million and $2.5 million is associated with windfall tax benefits for federal and state income tax purposes, respectively, that will be recorded as additional paid-in capital when realized. Effective January 1, 2017, the Company will adopt new guidance (ASU 2016-09) and will record excess tax benefits or tax deficiencies from stock based compensation to the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes. The research and development tax credit will expire starting in 2021 for federal and 2024 for Arizona.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

The components of the net deferred tax assets as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$460	$3,522
Reserves and other tax benefits	50,178	53,157
Tax credits	17,149	13,489
Deferred tax assets	67,787	70,168
Valuation allowance	(9,998)	(8,161)
Net deferred tax assets	57,789	62,007
Deferred tax liabilities:
Depreciation and amortization	(77,455)	(72,744)
Net deferred tax liabilities	$(19,666)	$(10,737)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The valuation allowance related to deferred income taxes was $10.0 million as of December 31, 2016 and $8.2 million as of December 31, 2015.The increase in the valuation allowance was attributed to the Company's generation of certain California, South Carolina, and Arizona deferred tax assets which it believes it will not be able to utilize.

Based on the Company’s assessment, excluding the valuation allowance recorded related to certain Arizona, California and South Carolina deferred tax assets that are not likely to be realized, it is more likely than not that the Company’s U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences as of December 31, 2016. Our business is cyclical and taxable income is highly dependent on revenue that historically has occurred during the fourth quarter.  If there are changes to this historic trend and our fourth quarter does not yield results in-line with expectations, we may not be profitable in a given year resulting in a potential cumulative loss.  When a tax planning strategy is feasible and prudent, the Company would pursue any possible tax planning strategies to avoid the expiration of our tax attributes and none have been identified or considered as of December 31, 2016. Accordingly, with exception of the valuation allowance discussed above, no additional valuation allowance has been recorded on this net asset as of December 31, 2016. The Company will continue to assess the need for a valuation allowance in the future.

As of December 31, 2016, the Company had $6.6 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows (in thousands):

	2016	2015	2014
Balance of unrecognized tax benefits at January 1	$5,703	$8,566	$7,035
Additions for tax positions of prior years	—	—	41
Additions for tax positions related to current year	951	1,050	1,502
Reductions for tax positions of prior years	(68)	(3,913)	(12)
Balance of unrecognized tax benefits at December 31	$6,586	$5,703	$8,566

If the $6.6 million of unrecognized tax benefits as of December 31, 2016 is recognized, approximately $2.5 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company provides for federal income taxes on the earnings of its foreign subsidiary, as such, earnings are currently recognized as US taxable income.

As of December 31, 2016, the Company is subject to taxation in the United States and Israel. The Company is subject to examination for tax years including and after 2013 for federal income taxes. Certain tax years outside the normal statute of limitation

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

During the second quarter of 2016 the Israel Tax Authority, as part of the income tax audit for the years December 31, 2012 through December 31, 2014, issued an assessment for taxes due. The taxing authority examined a number of tax positions which resulted in additional tax expense of $0.3 million.

Note 10 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2016 and 2015, there were no discretionary contributions.

Note 11 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of December 31, 2016, the Company's Board of Directors has approved increases to the program on the following dates:

•	On February 6, 2014, the Company's Board of Directors approved up to $100.0 million in addition to the $6.0 million repurchased on the previously authorized amount.

•	On February 9, 2015, the Company's Board of Directors approved an increase of $300.0 million in addition to any amounts repurchased as of that date.

•	On April 21, 2016, the Company's Board of Directors approved an increase of $100.0 million in addition to any amounts repurchased as of that date.
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
The following table provides information about our repurchase of shares of our common stock for fiscal years 2014, 2015, and 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2014 Repurchases	1,961,085	$45.29	$88,815
2015 Repurchases (2)	4,907,675	$43.99	$215,911
2016 Repurchases	2,524,752	$44.55	$112,488

(1)
All shares were purchased pursuant to the publicly announced share repurchase program described above. Shares are reported in a period based on the settlement date of the applicable repurchase. All repurchased shares of common stock have been retired.

(2)
The Company entered into an accelerated share repurchase ("ASR") in the second quarter of 2015 under which a prepayment of $75.0 million was made. Final settlement of the ASR occurred on August 3, 2015, resulting in the delivery to the Company of 0.8 million shares of the Company’s common stock and a return of cash for the remaining amount not settled in shares of $38.2 million. In total, approximately 0.8 million shares of common stock were repurchased under the ASR for $36.8 million, resulting in an average price paid per share of $46.49 under the ASR.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2016, the Notes are not yet convertible.
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
The Notes consist of the following (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	December 31, 2015
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization (1)	(21,208)	(35,639)
Net carrying amount	$278,792	$264,361

Equity component (2)	$63,510	63,510

(1)	In April 2015, the FASB issued new guidance related to presentation of debt issuance costs. Effective January 1, 2016 the Company has adopted the guidance and applied it on a retrospective basis.

(2)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2016	2015	2014
0.25% coupon	$750	$750	$750
Amortization of debt issuance costs	1,319	1,247	1,179
Amortization of debt discount	13,113	12,400	11,726
	$15,182	$14,397	$13,655

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

The Chief Operating Decision Maker function uses gross profit to evaluate the performance of the segments and allocate resources. Management considers gross margin to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level which direct costs associated with the performance of the segment are monitored. Cost of revenue for the Consumer segment consists of costs directly attributable to the production of personalized products for all of the Company's brands, including direct materials, shipping charges, and payroll and related expenses for direct labor; rent for production facilities, and depreciation of production equipment and facilities where the Company is the deemed owner. Cost of net revenues for the SBS segment consists of costs which are direct and incremental to the SBS segment. These include production

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs of SBS products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

Due to the nature of the Company's operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company's segments. Accordingly, the Company has not disclosed asset information by segment.
The Company’s segments are determined based on the products and services it provides and how the Chief Operating Decision Maker evaluates the business. The Company has the following reportable segments:
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

The Company's segment results for fiscal 2016, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended December 31
	2016	2015	2014
Consumer
Net revenues	$997,556	$961,418	$870,959
Cost of net revenues	455,387	436,050	394,265
Gross profit	$542,169	$525,368	$476,694
Gross profit as a percentage of net revenues	54%	55%	55%

Shutterfly Business Solutions (SBS)
Net revenues	$136,668	$98,011	$50,621
Cost of net revenues	100,582	79,789	43,456
Gross profit	$36,086	$18,222	$7,165
Gross profit as a percentage of net revenues	26%	19%	14%

Corporate
Net revenues	$—	$—	$—
Cost of net revenues	10,148	12,239	14,999
Gross profit	$(10,148)	$(12,239)	$(14,999)

Consolidated
Net revenues	$1,134,224	$1,059,429	$921,580
Cost of net revenues	566,117	528,078	452,720
Gross profit	$568,107	$531,351	$468,860
Gross profit as a percentage of net revenues	50%	50%	51%

Note 14 — Restructuring

During the first quarter of 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives. The assets related to the Treat brand were written

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

off in the first quarter of 2015 upon discontinuation of the Treat brand. In the third quarter of 2015, the Company stopped production at the Elmsford, New York manufacturing facility and ceased-use of the manufacturing space. As a result of exiting the facility prior to the lease termination date, the Company recorded a liability of $2.1 million the net present value of future rent payments, adjusted for potential sublease income. The Company will continue to incur employee severance and benefit expenses due to a reduction to headcount as a result of the restructuring activities. These restructuring costs impacted cost of net revenues and operating expenses through the first quarter of 2016.

The following table summarizes the restructuring costs recognized during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Employee severance and benefits	$61	$1,043
Other associated costs	229	2,494
Total	$290	$3,537

The following table summarizes the restructuring activity during the year ended December 31, 2016 and 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
Accrued liability as of January 1, 2015	$—	$—	$—
Charges	1,043	2,494	3,537
Payments	(577)	—	(577)
Other adjustments	—	(435)	(435)
Accrued liability as of December 31, 2015	466	2,059	2,525
Charges	61	229	290
Payments	(527)	(686)	(1,213)
Other adjustments	—	—	—
Accrued liability as of December 31, 2016	$—	$1,602	$1,602

Note 15 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$181,709	$203,961	$187,328	$561,226
Gross profit	$72,986	$94,369	$69,574	$331,178
Net income (loss)	$(29,436)	$(16,485)	$(29,155)	$90,982

Net income (loss) per common share:
Basic	$(0.85)	$(0.48)	$(0.86)	$2.70
Diluted	$(0.85)	$(0.48)	$(0.86)	$2.63

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$159,978	$183,879	$167,492	$548,080
Gross profit	$65,271	$87,232	$59,501	$319,347
Net income (loss)	$(45,103)	$(23,777)	$(63,077)	$131,114

Net income (loss) per common share:
Basic	$(1.19)	$(0.63)	$(1.73)	$3.73
Diluted	$(1.19)	$(0.63)	$(1.73)	$3.57

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

Note 16 — Subsequent Event

On February 1, 2017, the Company announced a restructuring plan to consolidate multiple offices and brands. The Company will create a Tiny Prints boutique offering on a dedicated tab on the Shutterfly website. The new Shutterfly Wedding Store will be the focus of the Company's wedding strategy, including a premium Wedding Paper Divas-branded stationery collection. The MyPublisher brand will be retired in its entirety. The Company also announced plans to consolidate its Santa Clara-based teams into the Redwood City corporate headquarters and close the Santa Clara and both New York offices. As a result of this restructuring, the Company will reduce headcount by approximately 13%, or 260 employees. The transition will happen over the course of 2017 and the Company expects to incur restructuring costs ranging from $15.0 million to $20.0 million related to these events throughout 2017.

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2014	$12	7	—	(18)	$1
Year ended December 31, 2015	$1	37	—	(28)	$10
Year ended December 31, 2016	$10	45	—	(20)	$35

Tax Valuation Allowance
Year ended December 31, 2014	$2,872	1,978	—	—	$4,850
Year ended December 31, 2015	$4,850	3,394	—	(83)	$8,161
Year ended December 31, 2016	$8,161	1,956	—	(119)	$9,998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SHUTTERFLY, INC.
(Registrant)

Dated: February 13, 2017	By:	/s/ Michael Pope
Michael Pope Senior Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher North, Michael Pope and Lisa Blackwood-Kapral, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ Christopher North	President, Chief Executive Officer and Director	February 13, 2017
Christopher North	(Principal Executive Officer)

/s/ Michael Pope	Senior Vice President and Chief Financial Officer	February 13, 2017
Michael Pope	(Principal Financial Officer)

/s/ Lisa Blackwood-Kapral	Vice President and Chief Accounting Officer	February 13, 2017
Lisa Blackwood-Kapral	(Principal Accounting Officer)

/s/ Brian T. Swette	Interim Chairman of the Board of Directors and Director	February 13, 2017
Brain T. Swette

/s/ Thomas D. Hughes	Director	February 13, 2017
Thomas D. Hughes

/s/ Ann Mather	Director	February 13, 2017
Ann Mather

/s/ Elizabeth Rafael	Director	February 13, 2017
Elizabeth Rafael

/s/ Elizabeth Sartain	Director	February 13, 2017
Elizabeth Sartain

/s/ H. Tayloe Stansbury	Director	February 13, 2017
H. Tayloe Stansbury

/s/ Michael P. Zeisser	Director	February 13, 2017
Michael P. Zeisser

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Restated Bylaws.	10-Q	001-33031	July 31, 2012	3.02
4.01	Form of common stock certificate.	S-1/A	333-135426	August 18, 2006	4.01
4.02	Indenture, dated as of May 20, 2013, by and between Shutterfly, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-33031	May 20, 2013	4.01
10.01	Form of Indemnity Agreement.*	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan, as amended.*	10-Q	001-33031	November 5, 2013	10.01
10.04	Forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement under the 2006 Equity Incentive Plan, as amended.*	10-K	001-33031	February 7, 2011	10.24
10.05	Form of Inducement Restricted Stock Unit Award Agreement.*	10-K	001-33031	February 14, 2013	10.04
10.06	2015 Equity Incentive Plan.*	DEF 14A	001-33031	November 18, 2015	Appendix A
10.07	Forms of restricted stock unit agreements, stock appreciation right agreement and stock bonus agreement under the 2015 Equity Incentive Plan.*	S-8	001-33031	December 30, 2015	99.1
10.08	Shutterfly, Inc. 2015 CEO Compensation Plan. (as amended May 22, 2015).*	10-Q	001-33031	August 6, 2015	10.01
10.09	Shutterfly, Inc. 2015 Quarterly Bonus Plan (CEO & eStaff).*	10-Q	001-33031	May 7, 2015	10.02
10.1	Shutterfly, Inc. Executive Stock Ownership Guidelines, as amended.*	10-Q	001-33031	May 3, 2012	10.03
10.11	Offer letter dated January 5, 2005 for Jeffrey T. Housenbold.*	S-1	333-135426	June 29, 2006	10.08
10.12	Amendment to Employment Agreement dated December 8, 2008 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.02
10.13	Amendment Number 2 to Employment Agreement dated March 12, 2009 for Jeffrey T. Housenbold.*	10-Q	001-33031	May 1, 2009	10.03
10.14	Amendment Number 4 to Employment Agreement dated November 30, 2015 for Jeffrey T. Housenbold.*	8-K	001-33031	December 1, 2015
10.15	Offer Letter dated March 21, 2005 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.03

10.16	Amendment to Offer Letter dated December 26, 2008 for Dan McCormick.*	10-Q	001-33031	May 3, 2010	10.04
10.17	Amendment Number 3 to Offer Letter dated December 10, 2015 for Dan McCormick.*	8-K	001-33031	December 10, 2015	99.2
10.18	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.19	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.2
10.20	Offer Letter dated March 5, 2012 for John Boris.*	10-Q	001-33031	May 7, 2013	10.02
10.21	Offer Letter dated October 9, 2014 for Satish Menon.*	10-K	001-33031	February 18, 2015	10.18
10.22	Supply Agreement, dated as of April 20, 2007, by and between Shutterfly, Inc. and FUJIFILM U.S.A, Inc.**	10-Q	001-33031	August 1, 2007	10.18
10.23	Amendment No. 2 to Fulfillment Agreement and Amendment No. 1 to Supply Agreement, dated as of March 29, 2010, by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001-33031	May 3, 2010	10.01
10.24	Amendment No. 2 to Supply Agreement made as of August 23, 2012 by and between Shutterfly, Inc. and FUJIFILM North America Corporation.**	10-Q	001.33031	November 6, 2012	10.02
10.25	Credit Agreement, dated as of November 22, 2011, by and among the Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A.	10-K	001-33031	February 13, 2012	10.25
10.26	Amendment No. 1 to Credit Agreement, dated as of May 10, 2013, by and among Shutterfly, Inc., the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33031	May 13, 2013	10.01
10.27	Incremental Commitment Agreement dated as of December 6, 2013. by and among Shutterfly, Inc., the Incremental Lenders (as defined therein) and JPMorgan Chase Bank, N.A.	10-K	001-33031	February 12, 2014	10.07
10.28	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.01
10.29	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.02
10.30	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.03
10.31	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.04

10.32	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.05
10.33	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.06
10.34	Letter Agreement, dated May 14, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.07
10.35	Letter Agreement, dated May 14, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.08
10.36	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.09
10.37	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.10
10.38	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.11
10.39	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.12
10.40	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.13
10.41	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.14
10.42	Letter Agreement, dated May 15, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.15
10.43	Letter Agreement, dated May 15, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.16
10.44	Offer Lettered dated October 23. 2015, by and between Shutterfly, Inc. and Mike Pope.*	8-K	001-33031	October 27, 2015	10.1
10.45	Form of Executive Retention Agreement.*	8-K	001-33031	December 28, 2015	99.1
10.46	Form of Amendment to Executive Retention Agreement.*	10-Q	001-33031	May 4, 2016	10.04
10.47	Form of Executive Change in Control Agreement.*	10-Q	001-33031	May 4, 2016	10.05

10.48	Offer Letter dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	8-K	March 17, 2016	99.1
10.49	Inducement Stock Option Award, including Notice of Grant, dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	8-K	August 4, 2016	10.03
10.50	Inducement Restricted Stock Unit Award, including Notice of Grant, dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	8-K	August 4, 2016	10.04
10.51	Amended and Restated Credit Agreement, dated June 10, 2016, by and among the Company, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A.**	10-Q	August 4, 2016	10.05
23.01	Consent of Independent Registered Public Accounting Firm.				X
24.01	Power of Attorney. (See signature page of this Form 10-K).				X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).				X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).				X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***				X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***				X
101
The following financial statements from Shutterfly Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Comprehensive Income/(Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.
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