Form 10-Q
period 2017-03-31
SHUTTERFLY INC
filed 2017-05-05
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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
Yes ☒      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at May 3, 2017
Common stock, $0.0001 par value per share	33,764,721

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$161,515	$289,224
Short-term investments	45,005	26,352
Accounts receivable, net	33,243	57,365
Inventories	9,664	11,751
Prepaid expenses and other current assets	59,941	48,084
Total current assets	309,368	432,776
Long-term investments	15,903	14,479
Property and equipment, net	266,844	284,110
Intangible assets, net	39,378	43,420
Goodwill	408,975	408,975
Other assets	11,597	11,816
Total assets	$1,052,065	$1,195,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,067	$58,790
Accrued liabilities	79,217	138,869
Deferred revenue, current portion	22,225	22,929
Total current liabilities	115,509	220,588
Convertible senior notes, net	282,527	278,792
Other liabilities	112,217	137,035
Total liabilities	510,253	636,415
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,729 and 33,637 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	962,558	949,864
Accumulated other comprehensive loss	(35)	(32)
Accumulated deficit	(420,714)	(390,674)
Total stockholders' equity	541,812	559,161
Total liabilities and stockholders' equity	$1,052,065	$1,195,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenues	$191,972	$181,709
Cost of net revenues	116,119	108,723
Restructuring	1,240	—
Gross profit	74,613	72,986
Operating expenses:
Technology and development	45,955	38,269
Sales and marketing	42,887	45,842
General and administrative	27,795	30,689
Restructuring	7,736	—
Total operating expenses	124,373	114,800
Loss from operations	(49,760)	(41,814)
Interest expense	(5,964)	(5,675)
Interest and other income, net	189	121
Loss before income taxes	(55,535)	(47,368)
Benefit from income taxes	22,341	17,932
Net loss	$(33,194)	$(29,436)

Net loss per share - basic and diluted	$(0.98)	$(0.85)

Weighted-average shares outstanding - basic and diluted	33,712	34,596

Stock-based compensation is allocated as follows (Note 2):
Cost of net revenues	$1,169	$1,224
Technology and development	2,696	459
Sales and marketing	3,173	4,279
General and administrative	4,467	4,188
Restructuring	814	—
	$12,319	$10,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(33,194)	$(29,436)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on investments, net	(13)	177
Tax benefit (expense) on unrealized gain (loss) on investments, net	10	(69)
Other comprehensive income (loss), net of tax	(3)	108
Comprehensive loss	$(33,197)	$(29,328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(33,194)	$(29,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,024	22,995
Amortization of intangible assets	4,340	6,119
Amortization of debt discount and issuance costs	3,735	3,532
Stock-based compensation	11,505	10,150
Loss on disposal of property and equipment	172	218
Deferred income taxes	2,358	3,637
Tax benefit from stock-based compensation	—	5,638
Excess tax benefits from stock-based compensation	—	(6,859)
Restructuring	7,868	—
Changes in operating assets and liabilities:
Accounts receivable	24,122	25,137
Inventories	847	1,457
Prepaid expenses and other assets	(11,577)	(26,607)
Accounts payable	(44,655)	(17,080)
Accrued and other liabilities	(60,931)	(81,511)
Net cash used in operating activities	(72,386)	(82,610)
Cash flows from investing activities:
Purchases of property and equipment	(3,517)	(10,131)
Capitalization of software and website development costs	(7,602)	(8,639)
Purchases of investments	(26,304)	(8,026)
Proceeds from the maturities of investments	6,214	11,615
Proceeds from sale of property and equipment	70	39
Net cash used in investing activities	(31,139)	(15,142)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	117	491
Repurchases of common stock	(20,000)	(47,461)
Excess tax benefits from stock-based compensation	—	6,859
Principal payments of capital lease and financing obligations	(4,301)	(3,772)
Payment for contingent consideration liabilities	—	(1,313)
Net cash used in financing activities	(24,184)	(45,196)
Net decrease in cash and cash equivalents	(127,709)	(142,948)
Cash and cash equivalents, beginning of period	289,224	288,863
Cash and cash equivalents, end of period	$161,515	$145,915

Supplemental schedule of non-cash investing / financing activities:
Net decrease in accrued purchases of property and equipment	$(1,848)	$(4,634)
Net increase (decrease) in accrued capitalized software and website development costs	124	(471)
Stock-based compensation capitalized with software and website development costs	258	537

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company” or “Shutterfly”) was incorporated in the state of Delaware in 1999 and began its services in December 1999. The Company is the leading online manufacturer and digital retailer of high-quality personalized products and services offered through a family of lifestyle brands. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as professionally-bound photo books, greeting cards and stationery and calendars. Shutterfly also operates a premier online marketplace for high-quality photographic and video equipment rentals. The Company provides Enterprise services: printing and shipping of variable data print products and formats. The Company's Enterprise brand is called Shutterfly Business Solutions ("SBS") and is referred to as such in this document. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period.

The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 beginning January 1, 2017 and the impact of adoption resulted in the following:

•
The Company recorded approximately $23.2 million of additional deferred tax assets with the corresponding decrease to accumulated deficit related to the prior years' unrecognized excess tax benefits (thus, adoption method was modified retrospective).

•
The Company recorded a tax benefit of $0.8 million as a discrete item within income tax benefit for the three months ended March 31, 2017 related to the excess tax benefit on stock options, restricted stock and performance share units. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company’s future effective tax rate.

•	The Company elected not to change its policy on accounting for forfeitures and will continue to estimate the total number of awards for which the requisite service period will not be rendered.

•
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

•	The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard,

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote. As a result, the Company has engaged internal and external resources that are currently evaluating the impact of the new standard on timing and measurement of revenue recognition as well as how current systems and operations will be impacted. While the Company continues to assess all potential impacts of the standard, the Company currently believes there will be an impact related to timing and measurement of flash deal breakage revenue for the consumer business and multiple-element arrangements in connection with our enterprise business. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected the transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 on a modified retrospective basis, and earlier adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Earlier adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The updated guidance simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. The new standard is effective for annual or any interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact this new accounting guidance will have on the consolidated financial statements.

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2017 is as follows (share numbers and aggregate intrinsic values in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	950	$46.58
Granted	456	45.04
Exercised	(5)	26.02
Forfeited, cancelled or expired	—	—
Balance as of March 31, 2017	1,401	$46.17	6.2	$3,102
Options vested and expected to vest as of March 31, 2017	1,291	$46.26	6.1	$2,748
Options vested as of March 31, 2017	95	$32.39	3.1	$1,622

During the three months ended March 31, 2017, the Company granted options to purchase an aggregate of 456,000 shares of common stock with an estimated weighted-average grant-date fair value of $12.05. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $0.1 million and $0.4 million, respectively. Net cash proceeds from the exercise of stock options for the three months ended March 31, 2017 and 2016 were $0.1 million and $0.5 million, respectively.

Valuation of Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gives consideration to historical exercises, post-vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2017 are as follows (there were no option awards granted during the three months ended March 31, 2016):

Three Months Ended
March 31, 2017
Dividend yield	—
Annual risk-free rate of return	2.0%
Expected volatility	29.7%
Expected term (years)	4.1

Restricted Stock Unit Activity

The Company grants restricted stock units (“RSUs”) and performance-based restricted stock units ("PBRSUs") to its employees under the provisions of the 2015 Plan and inducement awards to certain new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled annually, based on a four-year total vesting term. Compensation cost associated with RSUs is amortized on a straight-line basis over the requisite service period.

A summary of the Company’s RSU activity for the three months ended March 31, 2017, is as follows (share numbers in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2016	2,834	$43.52
Granted	591	46.77
Vested	(515)	42.91
Forfeited	(124)	41.96
Awarded and unvested as of March 31, 2017	2,786	$44.39
RSUs expected to vest as of March 31, 2017	2,253

Employee stock-based compensation expense recognized in the three months ended March 31, 2017 and 2016, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At March 31, 2017, the Company had $94.7 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately three years.

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

A summary of the net loss per share for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net loss per share:
Numerator
Net loss	$(33,194)	$(29,436)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	33,712	34,596
Net loss per share - basic and diluted	$(0.98)	$(0.85)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock options and restricted stock units	3,961	3,649

Note 4 — Investments

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2017 and December 31, 2016, the estimated fair value of short-term and long-term investments classified as available-for-sale are as follows (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$25,221	$3	$(22)	$25,202
Agency securities	7,658	1	(4)	7,655
Commercial paper	8,474	—	—	8,474
U.S. Government securities	3,674	—	—	3,674
Total short-term investments	$45,027	$4	$(26)	$45,005
Long-term investments
Corporate debt securities	$9,383	$2	$(13)	$9,372
Agency securities	4,225	—	(18)	4,207
U.S. Government securities	2,331	—	(7)	2,324
Total long-term investments	$15,939	$2	$(38)	$15,903

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$13,371	$2	$(12)	$13,361
Agency securities	7,957	6	—	7,963
Commercial paper	1,727	—	—	1,727
U.S. Government securities	3,298	3	—	3,301
Total short-term investments	$26,353	$11	$(12)	$26,352
Long-term investments
Corporate debt securities	$6,208	$1	$(20)	$6,189
Agency securities	5,359	—	(20)	5,339
U.S. Government securities	2,956	1	(6)	2,951
Total long-term investments	$14,523	$2	$(46)	$14,479

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2017 and no impairments were recorded in the period. The Company had no material realized gains or losses during the three months ended March 31, 2017.

The following table summarizes the contractual maturities of the Company's investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
One year or less	$45,005	$26,352
One year through three years	15,903	14,479
	$60,908	$40,831

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of March 31, 2017.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	March 31, 2017		December 31, 2016
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$25,619	$—	$808	$—
Level 2 Securities:
Corporate debt securities	1,000	34,574	2,309	19,550
Agency securities	—	11,862	—	13,302
Commercial Paper	8,204	8,474	6,694	1,727
U.S. Government securities	—	5,998	—	6,252
Total cash equivalents and investments	$34,823	$60,908	$9,811	$40,831

Convertible Senior Notes

As of March 31, 2017, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	March 31, 2017	December 31, 2016
Convertible senior notes	$293,022	$290,436

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2017	December 31, 2016
	(in thousands)
Intra-period income tax asset	$24,683	$—
Prepaid service contracts - current portion	10,936	11,114
Manufacturing partners receivable	4,936	11,739
Other prepaid expenses and current assets	19,386	25,231
	$59,941	$48,084

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Property and Equipment, Net

	March 31, 2017	December 31, 2016
	(in thousands)
Manufacturing equipment	$179,357	$182,484
Computer equipment and software	178,549	177,525
Capitalized software and website development costs	141,138	134,427
Buildings under build-to-suit leases	56,468	56,468
Leasehold improvements	22,144	22,007
Rental equipment	18,956	18,786
Furniture and fixtures	11,053	11,057
	607,665	602,754
Less: Accumulated depreciation and amortization	(340,821)	(318,644)
Net property and equipment	$266,844	$284,110

Included within manufacturing equipment is approximately $89.9 million of capital lease obligations for various pieces of manufacturing facility equipment as of both March 31, 2017 and December 31, 2016. Accumulated depreciation of assets under capital lease totaled $29.2 million at March 31, 2017 compared to $25.1 million at December 31, 2016.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $23.0 million for both the three months ended March 31, 2017 and 2016.

Included in property and equipment is approximately $10.0 million and $14.3 million of assets in construction as of March 31, 2017 and December 31, 2016, respectively, the majority of which relates to internal-use software.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued compensation	$21,443	$17,066
Capital lease obligations, current portion	16,168	16,092
Accrued production costs	13,363	38,755
Accrued marketing expenses	8,022	23,839
Accrued consulting	5,847	8,643
Accrued income and sales tax	3,761	19,846
Accrued other	10,613	14,628
	$79,217	$138,869

Other Liabilities

	March 31, 2017	December 31, 2016
	(in thousands)
Financing obligations	$54,966	$55,355
Capital lease obligations, non-current portion	46,164	50,213
Deferred tax liability	—	20,446
Deferred revenue, non-current portion	6,882	7,303
Other liabilities	4,205	3,718
	$112,217	$137,035

Financing obligations relate to the Company's build-to-suit leases for the Company's manufacturing facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona.

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
As of March 31, 2017, the Notes are not yet convertible.
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
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization	(17,473)	(21,208)
Net carrying amount	$282,527	$278,792

Equity component (1)	$63,510	$63,510

(1)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	March 31,
	2017	2016
0.25% coupon	$187	$188
Amortization of debt issuance costs	341	323
Amortization of debt discount	3,394	3,209
	$3,922	$3,720

Note Hedge
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedge”). In May 2013, the Company paid an aggregate

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of March 31, 2017, the Company's Board of Directors has approved increases to the program on the following dates:

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
The following table provides information about our repurchase of shares of our common stock for fiscal years 2014, 2015, 2016, and 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2014 Repurchases	1,961,085	$45.29	$88,815
2015 Repurchases (2)	4,907,675	$43.99	$215,911
2016 Repurchases	2,524,752	$44.55	$112,488
2017 Repurchases to date (3)	429,583	$46.56	$20,000

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of 0.8 million shares of the Company’s common stock and a return of cash for the remaining amount not settled in shares of $38.2 million. In total, approximately 0.8 million shares of common stock were repurchased under the ASR for $36.8 million, resulting in an average price paid per share of $46.49 under the ASR.

(3)	Represents repurchases for the three months ended March 31, 2017.

Note 9 — Segment Reporting

The Company reports segment information based on its internal reporting used by management for making decisions and assessing performance as the source of its reportable segments.

The Chief Operating Decision Maker ("CODM") function uses gross profit to evaluate the performance of the segments and allocate resources. Management considers gross margin to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level at which direct costs associated with the performance of the segment are monitored. Cost of net revenues for the Consumer segment consists of costs directly attributable to the production of personalized products for all of our brands, including direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service, rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of net revenues also includes third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties, when those costs are directly attributable to the production of products. Cost of net revenues also includes certain costs associated with inventory markdowns and restructuring activities. Cost of net revenues for the SBS segment consists of costs which are direct and incremental to the SBS business. These include production costs of SBS products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

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
The Company’s segments are determined based on the products and services it provides and how the CODM evaluates the business. The Company has the following reportable segments:
Consumer - Includes sales from the Company's brands and are derived from the sale of a variety of products, such as greeting and stationery cards, professionally-bound photo books, personalized calendars, home décor, personalized gifts, high quality prints, and other photo-based merchandise, and the related shipping revenues as well as rental revenue from its BorrowLenses brand. Revenue from advertising displayed on the Company's websites is also included in Consumer revenues.
SBS - Includes revenues generated from the printing and shipping of marketing and variable data print products and formats.

In addition to the above reportable segments, the Company has a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation expense and amortization of intangible assets.
The Company’s segment results for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2017	2016
Consumer
Net revenues	$160,645	$155,381
Cost of net revenues	89,854	86,337
Restructuring	1,240	—
Gross profit	$69,551	$69,044
Gross profit as a percentage of net revenues	43%	44%

Shutterfly Business Solutions (SBS)
Net revenues	$31,327	$26,328
Cost of net revenues	23,838	19,710
Gross profit	$7,489	$6,618
Gross profit as a percentage of net revenues	24%	25%

Corporate
Net revenues	$—	$—
Cost of net revenues	2,427	2,676
Gross profit	$(2,427)	$(2,676)

Consolidated
Net revenues	$191,972	$181,709
Cost of net revenues	116,119	108,723
Restructuring	1,240	—
Gross profit	$74,613	$72,986
Gross profit as a percentage of net revenues	39%	40%

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

Syndicated Credit Facility

On November 22, 2011, the Company entered into a credit agreement (“Credit Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Fifth Third Bank, Silicon Valley Bank, U.S. Bank and Citibank, N.A. (“the Banks”). The Credit Agreement was subsequently amended on May 10, 2013. As part of the expansion in May 2013, Bank of America, N.A. and

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Morgan Stanley Bank, N.A. joined the syndicate. Details regarding the Credit Agreement is discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

On June 10, 2016, the Company renewed the Credit Agreement with the Banks. As part of this renewal, Fifth Third Bank, Silicon Valley Bank, U.S. Bank and Citibank, N.A. left the syndicate and SunTrust Bank and BMO Harris Bank N.A. joined the syndicate. The Credit Agreement is for five years and provides for a $200.0 million senior secured revolving credit facility. As part of the renewal, the Company amended the Credit Agreement by and among the Company and the Banks to increase the Leverage Ratio (as defined in the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00 for the fiscal quarter ended June 30, 2016 through March 31, 2017, at or below 3.25 to 1.00 for the fiscal quarter ending June 30, 2017 through March 31, 2018, and at or below 3.00 to 1.00 for the fiscal quarter ended June 30, 2018 and thereafter. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of March 31, 2017, the Company is in compliance with these covenants.

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

Monroy v. Shutterfly, Inc.

On November 30 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois. The complaint asserts that the Company violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. The Company believes the suit is without merit and intends to vigorously defend against it.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Restructuring

2017 Restructuring Plan

During the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As part of the plan, the Company is reinvesting in Tiny Prints as its premium cards & stationery brand and is creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com. The new Shutterfly Wedding Store will be the focus of the Company’s wedding strategy, including a premium Wedding Paper Divas-branded stationery collection. The MyPublisher brand will be retired in favor of the industry leading Shutterfly Photo Books category and BorrowLenses will undertake a strategic review for possible sale. The Company expects these actions will be completed by the end of third quarter of 2017, and the Tiny Prints, Wedding Paper Divas, and MyPublisher legacy websites will shut down. The Company seeks to retain as many customers and as much revenue as possible while migrating customers from the legacy websites to Shutterfly.com. The total estimated restructuring costs associated with the 2017 Restructuring Plan will range from $15.0 to $20.0 million and will impact our cost of net revenues and operating expenses line items within our condensed consolidated statement of operations as these costs are incurred. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

2015 Restructuring Plan

During 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives ("2015 Restructuring Plan"). Actions pursuant to the 2015 Restructuring Plan were substantially complete as of the first quarter of 2016.

Restructuring Activity

The following table summarizes the restructuring costs recognized during the three months ended March 31, 2017:

	2017 Restructuring				2015 Restructuring
	Property and equipment	Employee costs	Inventory	Other costs	Property and equipment	Total
Balance as of January 1, 2017[1]	$—	$—	$—	$—	$1,602	$1,602
Restructuring and other charges	3,638	3,798	1,240	119	181	8,976
Cash payments	—	(1,102)	—	(6)	(157)	(1,265)
Non-cash adjustments [2]	(3,638)	(814)	(1,240)	(14)	—	(5,706)
Balance as of March 31, 2017[1]	$—	$1,882	$—	$99	$1,626	$3,607

[1] The balances as of March 31, 2017 and December 31, 2016 are recorded in accrued liabilities.
[2] Non-cash adjustments include depreciation and amortization of disposed property and equipment (primarily capitalized software development costs and manufacturing equipment) and intangible assets, inventory write-off, stock-based compensation, and other non-cash costs incurred as part of the restructuring.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Subsequent Event

On April 18, 2017, the Company's Board of Directors approved an increase to repurchase up to $140.0 million in addition to amounts authorized to date. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology initiatives, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2017, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, our manufacturing capabilities, our new production facilities, effective tax rates, outstanding convertible senior notes, stock repurchase program as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, economic downturns and the general state of the economy; changes in consumer discretionary spending as a result of the macroeconomic environment; competition, which could lead to pricing pressure; our ability to expand our customer base, increase sales to existing customers and meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop and implement innovative, new products and services on a timely and cost-effective basis, including our next generation Shutterfly platform; consumer acceptance of our products and services; our ability to successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; our ability to achieve and maintain expected benefits of our partnerships; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; and our ability to timely upgrade and develop our infrastructure and facilities and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

Shutterfly leads the market in digital personalized photo products and services. Shutterfly helps our customers turn their precious memories into lasting keepsakes with award-winning professionally-bound photo books, personalized holiday cards, announcements, invitations and stationery, as well as custom home decor products and unique photo gifts. Our online photo service helps our customers stay connected with family and friends, empowering them to do more with their pictures by expressing themselves in extraordinary ways.

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

Wedding Paper Divas offers stylish and personalized save the dates, wedding invitations, thank you cards, bridal invitations and more which are all designed by leading artists in the industry.

MyPublisher is where our customers can create custom professionally-bound photo books, share great memories and tell their stories using their own photos.

BorrowLenses is a premier online market place for high-quality photographic and video equipment rentals.

Groovebook is a mobile photo book app subscription service that sends customers a keepsake book of their mobile photos on a periodic basis.

We generate the majority of our revenues by producing and selling a variety of products such as greeting and stationery cards, professionally-bound photo books, personalized calendars, home décor, statement gifts, other photo-based merchandise and high-quality prints. We manufacture most of these items in our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona production facilities. By operating our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. Additionally, we sell a variety of products that are currently manufactured for us by third parties, such as calendars, mugs, ornaments, candles, pillows and blankets.

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

In addition to driving lower customer acquisition costs through multiple marketing channels, our users provide input on new features, functionalities and products. Close, frequent customer interactions, coupled with significant investments in sophisticated integrated marketing programs, enable us to fine-tune and tailor our promotions and website presentation to specific customer segments. Consequently, customers are presented with a highly personalized shopping experience, which helps foster a unique and deep relationship with our brands.

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

During the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017. As part of the plan, we are reinvesting in Tiny Prints as its premium cards & stationery brand and is creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com. The new Shutterfly Wedding Store will be the focus of the Company’s wedding strategy, including a premium Wedding Paper Divas-branded stationery collection. The MyPublisher brand will be retired in favor of the industry leading Shutterfly Photo Books category and BorrowLenses will undertake a strategic review for possible sale. We expect these actions will be completed by the end of third quarter of 2017, and the Tiny Prints, Wedding Paper Divas, and MyPublisher legacy websites will shut down. We expect the plan will result in future benefits to operating expenses; however, the expected benefits to operating expenses are not measurable at this point. We seek to retain as many customers and as much revenue as possible while migrating customers from the legacy websites to Shutterfly.com. The total estimated restructuring costs associated with the 2017 Restructuring Plan will range from $15.0 to $20.0 million and will impact our cost of net revenues and operating expenses line items within our condensed consolidated statement of operations as these costs are incurred. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

Basis of Presentation

Net Revenues.      Our net revenues are comprised of sales generated from Consumer and SBS segments.

Consumer. Our Consumer revenues include sales from all of our brands and are derived from the sale of a variety of products, such as greeting and stationery cards, professionally-bound photo books, personalized calendars, home décor, personalized gifts, high quality prints, and other photo-based merchandise, and the related shipping revenues as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our websites is also included in Consumer revenues.

SBS.     Our SBS revenues are primarily from the printing and shipping of marketing and variable data print products and formats. We continue to focus our efforts in expanding our presence in this market.

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

Average Order Value.     Average order value ("AOV") is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period. AOV is impacted by product sales mix and pricing and promotional strategies, including our promotions and competitor promotional activity. As a result, our AOV may fluctuate on a quarterly and annual basis.

Our SBS segment revenues are generated from the printing and shipping of variable data print products and formats.

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

Consumer.    Cost of net revenues for the Consumer segment consists of costs directly attributable to the production of personalized products for all of our brands, including direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service, rent for production facilities, and depreciation of production equipment and facilities where we are the deemed owner. Cost of net revenues also includes third-party software or patents licensed, as well as the amortization of acquired developed technology, capitalized website and software development costs, and patent royalties, when those costs are directly attributable to the production of products. Cost of net revenues also includes certain costs associated with facility closures and inventory markdowns as part of restructuring activities.

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

Operating Expenses.       Operating expenses consist of technology and development, sales and marketing, and general and administrative and restructuring expenses.

Technology and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our websites, infrastructure and software. These expenses include depreciation of the computer and network hardware used to run our websites and store the user data, as well as amortization of software used to operate such hardware. Technology and development expense also includes co-location, power and bandwidth costs. Technology and development expense does not include costs that are directly attributable to the production of products.

Sales and marketing expense consists of costs incurred for marketing programs, and personnel and related expenses for our customer acquisition, product marketing, business development, and public relations activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, social media and online display advertising, radio advertising, television advertising, the purchase of keyword search terms and various strategic alliances. We depend on these efforts to attract customers to our service.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 1 - The Company and Summary of Significant Accounting Policies of the financial statements for a discussion of the recent accounting pronouncements.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended
	March 31,
	2017	2016
Net revenues	100%	100%
Cost of net revenues	60%	60%
Restructuring	1%	—%
Gross profit	39%	40%
Operating expenses:
Technology and development	24%	21%
Sales and marketing	22%	25%
General and administrative	15%	17%
Restructuring	4%	—%
Total operating expenses	65%	63%
Loss from operations	(26)%	(23)%
Interest expense	(3)%	(3)%
Interest and other income, net	—%	—%
Loss before income taxes	(29)%	(26)%
Benefit from income taxes	12%	10%
Net loss	(17)%	(16)%

Comparison of the Three Month Periods Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$191,972	$181,709	$10,263	6%
Cost of net revenues	116,119	108,723	7,396	7%
Restructuring	1,240	—	1,240	100%
Gross profit	$74,613	$72,986	$1,627	2%
Gross profit as a percentage of net revenues	39%	40%
Gross profit excluding restructuring as a percentage of net revenues	40%	40%

Net revenues increased $10.3 million, or 6%, for the three months ended March 31, 2017 as compared to the same period in 2016. Cost of net revenues increased $7.4 million, or 7%, for the three months ended March 31, 2017 as compared to the same period in 2016. As a percentage of net revenues, cost of net revenues remained flat at 60% in the three months ended March 31, 2017 and 2016. Also impacting gross profit in the three months ended March 31, 2017 was $1.2 million of restructuring charges. Gross margin decreased to 39% in the three months ended March 31, 2017 from 40% in the same period in 2016 primarily due to the impact of the restructuring activities related to inventory markdowns.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$160,645	$155,381	$5,264	3%
Cost of net revenues	89,854	86,337	3,517	4%
Restructuring	1,240	—	1,240	100%
Gross profit	$69,551	$69,044	$507	1%
Gross profit as a percentage of net revenues	43%	44%
Gross profit excluding restructuring as a percentage of net revenues	44%	44%

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	3,365	3,322	43	1%
Total Number of Orders	5,535	5,541	(6)	—%
Average order value (AOV)	$29.02	$28.04	$0.98	3%

Consumer Segment

Consumer net revenues increased $5.3 million, or 3%, in the three months ended March 31, 2017 compared to the same period in 2016.  The increase in Consumer net revenues was primarily a result of increased sales in the Home Décor and Personalized Gifts, photo books, and mobile categories. This was partially offset by continued declines from non-Shutterfly brands. AOV increased 3% in the three months ended March 31, 2017 compared to the same period in 2016 driven by favorable product mix.

Consumer cost of net revenues increased $3.5 million, or 4%, for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in cost of net revenues is primarily due to increased Consumer net revenues.

In the three months ended March 31, 2017, $1.2 million of restructuring charges impacted gross margin in the consumer segment. These restructuring charges were related to the write-off of inventories which were determined to be obsolete during the Consumer segment restructuring. Consumer gross margin excluding restructuring was 44% in the three months ended March 31, 2017, flat with the same period in 2016.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$31,327	$26,328	$4,999	19%
Cost of net revenues	23,838	19,710	4,128	21%
Gross profit	$7,489	$6,618	$871	13%
Gross profit as a percentage of net revenues	24%	25%

SBS Segment

SBS net revenues increased $5.0 million, or 19%, in the three months ended March 31, 2017 compared to the same period in 2016. The increase in SBS net revenues came both from higher revenue volumes with existing customers and our ability to execute on personalized print and digital communications at scale.

SBS cost of net revenues increased $4.1 million, or 21%, for the three months ended March 31, 2017 as compared to the same period in 2016. SBS gross margin decreased to 24% in the three months ended March 31, 2017 from 25% in the same period in 2016. The decrease in SBS gross margin is primarily due to increased costs associated with expansion of projects with our existing customers.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	2,427	2,676	(249)	(9)%
Gross profit	$(2,427)	$(2,676)	$249	(9)%

Corporate Segment

Corporate cost of net revenues decreased $0.2 million, or 9% in the three months ended March 31, 2017 compared to the same period in 2016. The decrease in corporate cost of net revenues was a result of slight decreases in stock-based compensation and amortization of intangible assets.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Technology and development	$45,955	$38,269	$7,686	20%
Percentage of net revenues	24%	21%	—	—
Sales and marketing	$42,887	$45,842	$(2,955)	(6)%
Percentage of net revenues	22%	25%	—	—
General and administrative	$27,795	$30,689	$(2,894)	(9)%
Percentage of net revenues	15%	17%	—	—
Restructuring	$7,736	$—	$7,736	100%
Percentage of net revenues	4%	—%	—	—

Our technology and development expense increased $7.7 million, or 20%, for the three months ended March 31, 2017, compared to the same period in 2016 as the Company continues to invest in mobile, the consumer platform consolidation and our SBS Business. As a percentage of net revenues, technology and development increased to 24% in the three months ended March 31, 2017 from 21% in the three months ended March 31, 2016. The overall increase in expense was primarily due to an increase of $4.1 million in professional fees, an increase in stock-based compensation expense of $2.2 million, an increase of $1.5 million in personnel and related costs due to increased headcount, and an increase of $1.3 million in facilities costs primarily resulting from additional co-location expenses and network and database operations. These factors were partially offset by a decrease of $0.6 million in depreciation and amortization expense and by an increase of $0.8 million in software and website development costs capitalized.

At March 31, 2017, headcount in technology and development increased by 3% compared to March 31, 2016, reflecting our strategic focus on increasing the rate of innovation in our product and services offerings, to generate greater differentiation from our competitors, and improve our long-term operating efficiency. In the three months ended March 31, 2017, we capitalized $7.2 million in eligible salary and consultant costs, including $0.2 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $6.6 million capitalized in the three months ended March 31, 2016, which included $0.5 million of stock-based compensation expense.

Our sales and marketing expense decreased $3.0 million, or 6%, in the three months ended March 31, 2017 compared to the same period in 2016. As a percentage of net revenues, total sales and marketing expense decreased to 22% in the three months ended March 31, 2017 from 25% in the three months ended March 31, 2016. The decrease in our sales and marketing expense was due to a decrease of $1.6 million in depreciation and amortization expense due to full amortization of intangibles acquired in prior acquisitions in the second half of 2016. There was also a decrease of stock-based compensation of $1.1 million and a decrease of $0.8 million in integrated marketing campaigns, marketing partnerships, and professional fees due to the efficiencies resulting from the Consumer segment restructuring. This was partially offset by an increase of $0.6 million in personnel costs.

Our general and administrative expense decreased $2.9 million, or 9%, in the three months ended March 31, 2017 as compared to the same period in 2016. As a percentage of net revenues, general and administrative expense decreased to 15% in the three months ended March 31, 2017 from 17% in the three months ended March 31, 2016. The decrease in general and administrative expense was primarily due to a decrease of $2.4 million in personnel related costs driven by severance costs for the former Chief Executive Officer incurred in the three months ended March 31, 2016. There was also a decrease of $1.0 million in depreciation and amortization expense and a decrease of $0.3 million in professional fees. This was partially offset by an increase of $0.6 million in facilities costs and an increase of $0.3 million in stock-based compensation expense.

In the three months ended March 31, 2017, there was $7.7 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $3.8 million in depreciation expense of disposed assets and $3.8 million in severance, retention and other employee costs.

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Interest expense	$(5,964)	$(5,675)	$(289)
Interest and other income, net	189	121	68

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases, and our financing obligation associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $6.0 million for the three months ended March 31, 2017 compared to $5.7 million during the same period a year ago. This increase in interest expense was primarily driven by an increases in interest expense from our convertible debt and capital leases compared to prior year.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Benefit from income taxes	$22,341	$17,932
Effective tax rate	40%	38%

We recorded an income tax benefit of $22.3 million and $17.9 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was 40% for the three months ended March 31, 2017, compared to 38% for the three months ended March 31, 2016. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, excess tax benefits from stock compensation and the domestic activities production deduction.

Liquidity and Capital Resources

At March 31, 2017, we had $161.5 million of cash and cash equivalents and $60.9 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, in May 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018. We also have access to a five-year senior secured syndicated credit facility expiring in June 2021 to provide up to $200.0 million in additional capital resources. As of March 31, 2017, no amounts have been drawn against this facility.

Below is our cash flow activity for the three months ended March 31, 2017:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(3,517)	$(10,131)
Capitalization of software and website development costs	(7,602)	(8,639)
Cash flows used in operating activities	(72,386)	(82,610)
Cash flows used in investing activities	(31,139)	(15,142)
Cash flows used in financing activities	(24,184)	(45,196)

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

We anticipate that total 2017 capital expenditures will be approximately 6% to 7% of 2017 net revenues. These expenditures will be used to make developments to Shutterfly Photos, to improve mobile capabilities, to develop the SBS platform, to purchase technology and equipment to support the growth in our business, to increase our production capacity, and to simplify the process of creating and purchasing personalized products and by continuing to expand the range of products we offer our customers. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Technology equipment and software	$1,447	$3,386
Percentage of total capital expenditures	15%	25%
Manufacturing equipment, building improvements and other	221	2,111
Percentage of total capital expenditures	2%	15%
Capitalized technology and development costs	7,727	8,168
Percentage of total capital expenditures	83%	60%
Total capital expenditures	$9,395	$13,665
Total capital expenditures percentage of net revenues	5%	8%

Operating Activities. For the three months ended March 31, 2017, net cash used in operating activities was $72.4 million, primarily due to our net loss of $33.2 million and the net change in operating assets and liabilities of $92.2 million. Net cash used in operating activities was adjusted for non-cash items including $23.0 million of depreciation and amortization expense, $11.5 million of stock-based compensation expense, $7.9 million of non-cash restructuring, $4.3 million of amortization of intangible assets, $3.7 million for amortization of debt discount and $2.4 million provision from deferred income taxes.

For the three months ended March 31, 2016, net cash used in operating activities was $82.6 million, primarily due to our net loss of $29.4 million and the net change in operating assets and liabilities of $98.6 million. Net cash used in operating activities was adjusted for non-cash items including $23.0 million of depreciation and amortization expense, $10.2 million of stock-based compensation expense, $6.1 million of amortization of intangible assets, $3.5 million for amortization of debt discount and $3.6 million benefit from deferred income taxes.

Investing Activities. For the three months ended March 31, 2017, net cash used in investing activities was $31.1 million. We used $3.5 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $7.6 million for capitalized software and website development and $26.3 million to purchase investments. This was partially offset by proceeds from the maturities and sales of investments of $6.2 million and proceeds from sale of property and equipment of $0.1 million.

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

Financing Activities. For the three months ended March 31, 2017, net cash used in financing activities was $24.2 million. We used $20.0 million to repurchase shares of our common stock. We also used $4.3 million for payments of capital leases and financing obligations. This was partially offset by $0.1 million of proceeds from the issuance of common stock from the exercise of stock options.

For the three months ended March 31, 2016, net cash used in financing activities was $45.2 million. We used $47.5 million to repurchase shares of our common stock. We also used $3.8 million for payments of capital leases and financing obligations and $1.3 million for payment of contingent consideration. This was partially offset by $6.9 million in excess tax benefit from stock-based compensation expense and $0.5 million of proceeds from the issuance of common stock from the exercise of stock options.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor four financial measures, Non-GAAP net loss, Non-GAAP net loss per share, adjusted EBITDA and adjusted EBITDA minus capital expenditures which meet the definition of Non-GAAP financial measures. We define Non-GAAP net loss and Non-GAAP net loss per share as net loss and net loss per share excluding restructuring, respectively. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation, and restructuring.  Adjusted EBITDA minus capital expenditures is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs.  This was previously referred to as "free cash flow" prior to the fourth quarter of 2016. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows.  Refer below for a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share, adjusted EBITDA and adjusted EBITDA minus capital expenditures to the most comparable GAAP measure.

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

The table below shows the trend of Non-GAAP net loss, Non-GAAP net loss per share, adjusted EBITDA and adjusted EBITDA minus capital expenditures as a percentage of net revenues for the three months ended March 31, 2017 and 2016 (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net revenues	$191,972	$181,709
GAAP net loss	$(33,194)	$(29,436)
GAAP net loss % of net revenues	(17)%	(16)%
GAAP net loss per share	$(0.98)	$(0.85)

Non-GAAP net loss	$(28,166)	$(29,436)
Non-GAAP net loss % of net revenues	(15)%	(16)%

Non-GAAP net loss per share	$(0.84)	$(0.85)

Non-GAAP adjusted EBITDA	$(1,915)	$(2,550)
Non-GAAP adjusted EBITDA % of net revenues	(1)%	(1)%

Non-GAAP adjusted EBITDA minus capital expenditures	$(11,310)	$(16,215)
Non-GAAP adjusted EBITDA minus capital expenditures % of net revenues	(6)%	(9)%

For the three months ended March 31, 2017 and 2016, our Non-GAAP net loss was $28.2 million and $29.4 million, respectively. In addition, during the three months ended March 31, 2017 and 2016, Non-GAAP net loss per share was $0.84 and $0.85, respectively.

For the three months ended March 31, 2017 and 2016, our adjusted EBITDA loss was $1.9 million and $2.6 million, respectively. In addition, during the three months ended March 31, 2017 and 2016, adjusted EBITDA minus capital expenditures was $11.3 million and $16.2 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and improving adjusted EBITDA minus capital expenditures.

The following is a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share, adjusted EBITDA and adjusted EBITDA minus capital expenditures to the most comparable GAAP measure, for the three months ended March 31, 2017 and 2016 (in thousands except per share amounts):

Reconciliation of Net Loss to Non-GAAP Net Loss
	Three Months Ended
	March 31,
	2017	2016
GAAP net loss	$(33,194)	$(29,436)
Restructuring	8,976	—
Tax benefit restructuring impact	(3,948)	—
Non-GAAP net loss	$(28,166)	$(29,436)

GAAP diluted shares outstanding	33,712	34,596
Non-GAAP diluted shares outstanding	33,712	34,596

GAAP net loss per share	$(0.98)	$(0.85)
Non-GAAP net loss per share	$(0.84)	$(0.85)

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended
	March 31,
	2017	2016
Net loss	$(33,194)	$(29,436)
Add back:
Interest expense	5,964	5,675
Interest and other income, net	(189)	(121)
Benefit from income taxes	(22,341)	(17,932)
Depreciation and amortization	27,364	29,114
Stock-based compensation expense	11,505	10,150
Restructuring	8,976	—
Non-GAAP Adjusted EBITDA	$(1,915)	$(2,550)

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA minus Capital Expenditures
	Three Months Ended
	March 31,
	2017	2016
Net cash used in operating activities	$(72,386)	$(82,610)
Add back:
Interest expense	5,964	5,675
Interest and other income, net	(189)	(121)
Benefit from income taxes	(22,341)	(17,932)
Changes in operating assets and liabilities	92,194	98,604
Other adjustments	(6,265)	(6,166)
Cash restructuring	1,108	—
Non-GAAP Adjusted EBITDA	(1,915)	(2,550)
Less:
Purchases of property and equipment, including accrued amounts	(1,669)	(5,497)
Capitalized software and website development costs, including accrued amounts	(7,726)	(8,168)
Non-GAAP Adjusted EBITDA minus capital expenditures	$(11,310)	$(16,215)

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of March 31, 2017, our investments totaled $60.9 million, which represented approximately 64% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the first quarter of 2017.

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

In February 2017, we announced a series of internal restructuring initiatives that will be implemented over the course of 2017.  These initiatives contemplate a number of things, including consolidation of our technical platforms and a reduction in our workforce in multiple locations.  We expect these initiatives will allow us to gain technological, operating and financial efficiencies. By their nature, these initiatives will make it more difficult to predict our financial performance, which could cause increased volatility in our stock price. We could face challenges in retaining personnel and unexpected issues with our technical platform consolidation, and if these initiatives do not have the intended effects, our results of operations could suffer. In addition, we could face issues with the migration of customers from Tiny Prints, Wedding Paper Divas, and MyPublisher legacy websites to Shutterfly.com which could result in lower than expected revenue.

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

Our financial performance depends on general economic conditions in the United States and their impact on levels of consumer spending, particularly spending on personalized products and photofinishing services. Consumer revenue as a percentage of total revenue was 88% in 2016, 91% in 2015 and 95% in 2014. Some of the macroeconomic conditions that can adversely affect consumer spending levels in the United States include domestic and foreign stock market volatility and its effects on net worth, anticipated economic slowdowns in foreign economies, high consumer debt levels, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, rising or higher than average interest rates, higher than usual unemployment rates, limited credit availability and general uncertainty about the future economic environment. If general economic conditions decline, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are discretionary. Any decrease in the demand for our products and services could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure in order to remain competitive. Most of our other products, including professionally-bound photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenues, gross margin, and adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

●	Online digital photography services companies such as Snapfish, Vistaprint, and many others;

●	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Pinterest, Snap and Google+;

●	Photo hosting websites that allow users to upload and share images at no cost such as Apple iCloud, Google Photos, Flickr and Amazon;

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

Our future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	the potential impact of the current United States political climate on consumer spending;

•	our ability to retain customers and encourage repeat purchases;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or websites;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	our ability to achieve the expected benefits of strategic partnerships or the loss of any such partnership;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays and the duration of the holiday shopping season;

•	general economic conditions, including recession and slow economic growth in the U.S. and worldwide and higher inflation;

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

SBS revenue as a percentage of total net revenue was 12% in 2016, 9% in 2015 and 5% in 2014. Our SBS revenue is highly concentrated in a small number of customers and the loss of, or reduction in volume from, one or more of our SBS customers could decrease SBS revenue and adversely impact our total net revenue. Our SBS customers also come from a variety of industries, often creating regulatory compliance issues for us as well as the need to maintain security for third party data. These SBS customers also demand strict security requirements and specified service levels. If we fail to meet these service levels, we may not only lose an SBS customer but may have to pay punitive costs for such failures. As our SBS business grows, issues that impact our sales to SBS customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to SBS customers and may not sell as successfully to SBS customers, who often have long sales cycles, long implementation periods and significant upfront costs. To compete effectively in the SBS market, we have in the past, and may in the future, be forced to offer significant discounts to large SBS customers at lower margins and/or reduce or withdraw from existing relationships with smaller SBS customers, which could negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

Portions of our infrastructure, especially our photos domain for Shutterfly Photos, runs on a public cloud service. Although we leverage the redundancy features available from our public cloud service provider, any outage to their infrastructure could adversely impact our site availability, potentially leading to poor customer experience and data loss. We intend to run additional portions of our infrastructure on a public cloud service in the future.

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

If the facility where our computer and communications hardware is located fails or if any of our production facilities fail, our business and results of operations would be harmed and our reputation could be damaged.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. The computer hardware necessary to operate our website is in Las Vegas, Nevada.  We also have computer hardware located in our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona.  In addition, we also use third party public clouds for our system operation. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, hacking, distributed denial of service attacks, misuse by spammers, terrorist attacks, acts of war and similar events. In addition, our headquarters are located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm our operations. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

Since 2007, our board of directors has approved inducement equity awards outside of our 2006 Plan to select new employees upon hire and in connection with mergers and acquisitions without stockholder approval in accordance with NASDAQ Listing Rule 5635(c) for an aggregate of 3,360,544 shares of our common stock. In December 2015, we replaced the 2006 Plan with our 2015 Plan. We may continue making inducement equity awards outside of the 2015 Plan as we did with the 2006 Plan. The use of inducement equity awards may dilute the equity interest of our stockholders, which could in turn adversely affect prevailing market prices for our common stock.

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

Although earlier in our history we have focused our business on consumer markets for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as professionally-bound photo books, stationery cards, calendars, and photo merchandise such as mugs and magnets. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home decor, including wall art, ornaments and pillows, and video equipment rentals through the BorrowLenses brand. In the future, we may need to address additional markets and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new market segments or develop a significantly broader customer base may not be successful. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

As of March 31, 2017, Shutterfly had 103 patents issued, and had more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

Our effective tax rate is subject to fluctuations under current tax regulations as a result of stock-based compensation activity. This activity includes items such as windfalls and shortfalls associated with the vesting of restricted stock units and restricted stock awards, disqualifying dispositions when employees exercise and sell their incentive stock options within a two year period, and cancellation of vested non-qualified stock options.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;

•	worldwide economic and market trends and conditions;

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	the potential impact of the current United States political climate on consumer spending;

•	the loss of key personnel;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	business disruptions and costs related to shareholder activism;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, acquisitions or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining. Through March 31, 2017, we have repurchased $443.2 million in stock under our total authorized amount of $646.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On April 18, 2017, the Company’s Board of Directors approved an increase to repurchase up to $140.0 million in addition to amounts authorized to date. As of March 31, 2017, approximately $62.8 million remained available for stock repurchases pursuant to our stock repurchase program prior to the April 2017 program expansion of $140.0 million. The following table provides information about our repurchase of shares of our common stock during the first quarter of the fiscal year 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2) (3)
January 1, 2017 to January 31, 2017	59,208	$51.42	59,208	$79,743
February 1, 2017 to February 28, 2017	190,086	45.21	190,086	71,149
March 1, 2017 to March 31, 2017	180,289	46.38	180,289	62,787
	429,583	$46.56	429,583	$62,787

(1) All shares were purchased pursuant to the publicly announced share repurchase program described in footnote 2 below. Shares are reported in a period based on the settlement date of the applicable repurchase. All repurchased shares of common stock have been retired.

(2) On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60.0 million of our common stock. On February 6, 2014, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $100.0 million of shares in addition to any amounts repurchased as of the approval date. On February 9, 2015, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $300 million of shares in addition to any amounts repurchased as of the approval date. On April 21, 2016, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $100.0 million of shares in addition to any amounts repurchased as of the approval date.

(3) On April 18, 2017, the Company's Board of Directors approved an increase to repurchase up to $140.0 million in addition to amounts authorized to date. The share repurchase authorization, which is effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: May 5, 2017	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2017	By:	/s/ Michael Pope
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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