Form 10-Q
period 2017-06-30
SHUTTERFLY INC
filed 2017-08-02
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at July 31, 2017
Common stock, $0.0001 par value per share	33,366,032

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$126,081	$289,224
Short-term investments	44,550	26,352
Accounts receivable, net	30,079	57,365
Inventories	8,900	11,751
Prepaid expenses and other current assets	76,370	48,084
Total current assets	285,980	432,776
Long-term investments	17,015	14,479
Property and equipment, net	252,485	284,110
Intangible assets, net	35,816	43,420
Goodwill	408,975	408,975
Other assets	21,796	11,816
Total assets	$1,022,067	$1,195,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible senior notes, current	$286,316	$—
Accounts payable	20,270	58,790
Accrued liabilities	77,527	138,869
Deferred revenue, current portion	22,747	22,929
Total current liabilities	406,860	220,588
Convertible senior notes, net	—	278,792
Other liabilities	114,870	137,035
Total liabilities	521,730	636,415
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,339 and 33,637 shares issued and outstanding on June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	973,930	949,864
Accumulated other comprehensive loss	(44)	(32)
Accumulated deficit	(473,552)	(390,674)
Total stockholders' equity	500,337	559,161
Total liabilities and stockholders' equity	$1,022,067	$1,195,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues	$209,032	$203,961	$401,004	$385,670
Cost of net revenues	118,205	109,592	234,324	218,315
Restructuring	196	—	1,436	—
Gross profit	90,631	94,369	165,244	167,355
Operating expenses:
Technology and development	39,398	41,313	85,353	79,582
Sales and marketing	42,987	47,539	85,874	93,381
General and administrative	27,511	26,592	55,306	57,281
Capital lease termination	8,098	—	8,098	—
Restructuring	4,477	—	12,213	—
Total operating expenses	122,471	115,444	246,844	230,244
Loss from operations	(31,840)	(21,075)	(81,600)	(62,889)
Interest expense	(5,955)	(5,661)	(11,919)	(11,336)
Interest and other income, net	244	128	433	249
Loss before income taxes	(37,551)	(26,608)	(93,086)	(73,976)
Benefit from income taxes	14,713	10,123	37,054	28,055
Net loss	$(22,838)	$(16,485)	$(56,032)	$(45,921)

Net loss per share - basic and diluted	$(0.68)	$(0.48)	$(1.67)	$(1.34)

Weighted-average shares outstanding - basic and diluted	33,579	34,177	33,646	34,386

Stock-based compensation is allocated as follows (Note 2):
Cost of net revenues	$1,074	$1,081	$2,243	$2,305
Technology and development	2,179	2,512	4,875	2,971
Sales and marketing	2,980	3,754	6,153	8,033
General and administrative	4,236	3,577	8,703	7,765
Restructuring	—	—	814	—
	$10,469	$10,924	$22,788	$21,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(22,838)	$(16,485)	$(56,032)	$(45,921)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on investments, net	(15)	31	(28)	208
Tax benefit (expense) on unrealized gain (loss) on investments, net	6	(11)	16	(80)
Other comprehensive income (loss), net of tax	(9)	20	(12)	128
Comprehensive loss	$(22,847)	$(16,465)	$(56,044)	$(45,793)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(56,032)	$(45,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,121	46,278
Amortization of intangible assets	8,200	11,193
Amortization of debt discount and issuance costs	7,524	7,115
Stock-based compensation	21,974	21,074
Loss on disposal of property and equipment	467	324
Deferred income taxes	(7,103)	(3,567)
Tax benefit from stock-based compensation	—	4,021
Excess tax benefits from stock-based compensation	—	(5,233)
Restructuring	10,764	—
Changes in operating assets and liabilities:
Accounts receivable	27,286	26,277
Inventories	1,415	1,951
Prepaid expenses and other assets	(19,776)	(34,045)
Accounts payable	(39,949)	(18,970)
Accrued and other liabilities	(58,605)	(76,191)
Net cash used in operating activities	(58,714)	(65,694)
Cash flows from investing activities:
Purchases of property and equipment	(8,176)	(33,067)
Capitalization of software and website development costs	(17,058)	(18,083)
Purchases of investments	(39,805)	(15,936)
Proceeds from the maturities of investments	19,033	17,890
Proceeds from sale of property and equipment	11,678	10,247
Net cash used in investing activities	(34,328)	(38,949)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	520	685
Repurchases of common stock	(50,000)	(78,172)
Excess tax benefits from stock-based compensation	—	5,233
Principal payments of capital lease and financing obligations	(20,621)	(11,404)
Payment for contingent consideration liabilities	—	(1,313)
Net cash used in financing activities	(70,101)	(84,971)
Net decrease in cash and cash equivalents	(163,143)	(189,614)
Cash and cash equivalents, beginning of period	289,224	288,863
Cash and cash equivalents, end of period	$126,081	$99,249

Supplemental schedule of non-cash investing / financing activities:
Net increase (decrease) in accrued purchases of property and equipment	745	(5,565)
Net increase in accrued capitalized software and website development costs	270	137
Stock-based compensation capitalized with software and website development costs	758	959
Property and equipment acquired under capital leases	6,228	—
Net increase in receivable proceeds from the sale of property and equipment	9,250	3,765

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period.

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

During the second quarter of 2017, the Company took advantage of an opportunity to complete the upgrade of its color printer fleet. The benefits of the upgrade are improved quality, increased throughput and automation, and lower consumable costs. There are three pieces of this transaction as follows:
•Purchase of leased equipment from an existing vendor for $21.6 million;
•Sale of the purchased leased equipment to HP, Inc. ("HP") for $20.5 million; and
•Lease of new equipment from HP.

In the purchase of the existing leased equipment, the difference between the payment of $21.6 million and the fair value of the asset resulted in an $8.1 million capital lease termination charge (separate line item in the accompanying condensed consolidated statement of operations). The purchased equipment assets were recorded on the balance sheet at fair value of $12.9 million. The subsequent sale of the equipment to HP for $20.5 million, resulted in the removal of the equipment assets and a capital lease incentive of $7.9 million to be amortized over the new lease term. Lastly, the Company leased new equipment from HP which upgrades most of our remaining color fleet to HP's high-end printers.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 beginning January 1, 2017 and the impact of adoption resulted in the following:

•
The Company recorded approximately $23.2 million of additional deferred tax assets with the corresponding decrease to accumulated deficit related to the prior years' unrecognized excess tax benefits (adoption method was modified retrospective).

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	The Company elected not to change its policy on accounting for forfeitures and will continue to estimate the total number of awards for which the requisite service period will not be rendered.

•
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and therefore, prior periods have not been adjusted.

•	The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts either proportionally in earnings as redemptions occur or when redemption is remote. As a result, the Company has engaged internal and external resources that are currently evaluating the impact of the new standard on timing and measurement of revenue recognition as well as how current systems and operations will be impacted. While the Company continues to assess all potential impacts of the standard, the Company currently believes there will be an impact related to timing and measurement of breakage revenue for the consumer business and multiple-element arrangements in connection with our Enterprise business. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company continues to evaluate its transition method selection.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the six months ended June 30, 2017 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	950	$46.58
Granted	614	45.68
Exercised	(23)	21.95
Forfeited, cancelled or expired	—	—
Balance as of June 30, 2017	1,541	$46.60	6.1	$2,205
Options vested and expected to vest as of June 30, 2017	1,404	$46.68	6.0	$1,967
Options vested as of June 30, 2017	307	$45.02	5.2	$1,084

During the six months ended June 30, 2017, the Company granted options to purchase an aggregate of 614,000 shares of common stock with an estimated weighted-average grant-date fair value of $12.23. The total intrinsic value of options exercised during the three months ended June 30, 2017 and 2016 was $0.6 million and $0.3 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $0.7 million and $0.7 million, respectively.

Net cash proceeds from the exercise of stock options for the three months ended June 30, 2017 and 2016 were $0.4 million and $0.2 million, respectively. Net cash proceeds from the exercise of stock options for the six months ended June 30, 2017 and 2016 were $0.5 million and $0.7 million, respectively.

Valuation of Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gives consideration to historical exercises, post-vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Dividend yield	—	—	—	—
Annual risk-free rate of return	1.8%	1.2%	1.9%	1.2%
Expected volatility	30.0%	32.9%	29.8%	32.9%
Expected term (years)	4.1	4.1	4.1	4.1

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

A summary of the Company’s RSU activity for the six months ended June 30, 2017, is as follows (share numbers in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2016	2,834	$43.52
Granted	731	47.22
Vested	(710)	43.87
Forfeited	(245)	43.50
Awarded and unvested as of June 30, 2017	2,610	$44.47
RSUs expected to vest as of June 30, 2017	2,133

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2017 and 2016, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2017, the Company had $88.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately three years.

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

A summary of the net loss per share for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss per share:
Numerator
Net loss	$(22,838)	$(16,485)	$(56,032)	$(45,921)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	33,579	34,177	33,646	34,386
Net loss per share - basic and diluted	$(0.68)	$(0.48)	$(1.67)	$(1.34)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options and restricted stock units	4,060	3,422	4,004	3,536

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments

At June 30, 2017 and December 31, 2016, the estimated fair value of short-term and long-term investments classified as available-for-sale are as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$29,719	$1	$(28)	$29,692
Agency securities	6,560	—	(6)	6,554
Commercial paper	5,984	—	—	5,984
U.S. Government securities	2,324	—	(4)	2,320
Total short-term investments	$44,587	$1	$(38)	$44,550
Long-term investments
Corporate debt securities	$11,209	$3	$(11)	$11,201
Agency securities	4,587	—	(22)	4,565
U.S. Government securities	1,255	—	(6)	1,249
Total long-term investments	$17,051	$3	$(39)	$17,015

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$13,371	$2	$(12)	$13,361
Agency securities	7,957	6	—	7,963
Commercial paper	1,727	—	—	1,727
U.S. Government securities	3,298	3	—	3,301
Total short-term investments	$26,353	$11	$(12)	$26,352
Long-term investments
Corporate debt securities	$6,208	$1	$(20)	$6,189
Agency securities	5,359	—	(20)	5,339
U.S. Government securities	2,956	1	(6)	2,951
Total long-term investments	$14,523	$2	$(46)	$14,479

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2017 and 2016 and no impairments were recorded during the six months ended June 30, 2017 and 2016. The Company had no material realized gains or losses during the six months ended June 30, 2017.

The following table summarizes the contractual maturities of the Company's investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
One year or less	$44,550	$26,352
One year through three years	17,015	14,479
	$61,565	$40,831

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of June 30, 2017.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	June 30, 2017		December 31, 2016
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$16,094	$—	$808	$—
Level 2 Securities:
Corporate debt securities	1,000	40,892	2,309	19,550
Agency securities	—	11,120	—	13,302
Commercial Paper	7,272	5,984	6,694	1,727
U.S. Government securities	—	3,569	—	6,252
Total cash equivalents and investments	$24,366	$61,565	$9,811	$40,831

Convertible Senior Notes

As of June 30, 2017, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	June 30, 2017	December 31, 2016
Convertible senior notes	$294,948	$290,436

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2017	December 31, 2016
	(in thousands)
Intra-period income tax asset	$29,922	$—
Prepaid service contracts - current portion	12,197	11,114
Manufacturing partners receivable	599	11,739
Other prepaid expenses and current assets	33,652	25,231
	$76,370	$48,084

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis. Included in other prepaid expenses and current assets as of June 30, 2017 is a receivable from the sale of equipment to HP of $9.3 million.

Property and Equipment, Net

	June 30, 2017	December 31, 2016
	(in thousands)
Computer equipment and software	$179,061	$177,525
Manufacturing equipment	170,630	182,484
Capitalized software and website development costs	141,520	134,427
Buildings under build-to-suit leases	56,468	56,468
Leasehold improvements	19,070	22,007
Rental equipment	18,901	18,786
Furniture and fixtures	8,359	11,057
	594,009	602,754
Less: Accumulated depreciation and amortization	(341,524)	(318,644)
Net property and equipment	$252,485	$284,110

Included within manufacturing equipment is approximately $78.4 million and $89.9 million of capital lease obligations for various pieces of manufacturing facility equipment as of June 30, 2017 and December 31, 2016, respectively. Accumulated depreciation of assets under capital lease totaled $26.5 million at June 30, 2017 compared to $25.1 million at December 31, 2016.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $22.1 million and $23.3 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense totaled $45.1 million and $46.3 million for the six months ended June 30, 2017 and 2016, respectively.

Included in property and equipment is approximately $15.3 million and $14.3 million of assets in construction as of June 30, 2017 and December 31, 2016, respectively, the majority of which relates to internal-use software.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued compensation	$24,018	$17,066
Capital lease obligations, current portion	14,512	16,092
Accrued production costs	11,921	38,755
Accrued marketing expenses	6,259	23,839
Accrued consulting	4,798	8,643
Accrued income and sales tax	3,737	19,846
Accrued other	12,282	14,628
	$77,527	$138,869

Other Liabilities

	June 30, 2017	December 31, 2016
	(in thousands)
Financing obligations	$54,570	$55,355
Capital lease obligations, non-current portion	40,679	50,213
Deferred revenue, non-current portion	6,460	7,303
Deferred tax liability	—	20,446
Other liabilities	13,161	3,718
	$114,870	$137,035

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
As of June 30, 2017, the Notes are not yet convertible. During the second quarter of 2017, the Notes were reclassified from long-term liabilities to current as these are now within one year of maturity. The Company is currently evaluating a number of alternatives and expects to complete a financing before the end of fiscal 2017.
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
In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $6.4 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.7 million, were netted with the equity component in stockholders' equity. The unamortized issuance costs balance attributable to the liability component was $1.3 million as of June 30, 2017. Additionally, the Company recorded a deferred tax asset of $0.6 million on a portion of the equity component transaction costs which are deductible for tax purposes.
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization	(13,684)	(21,208)
Net carrying amount	$286,316	$278,792

Equity component (1)	$63,510	$63,510

(1)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
0.25% coupon	$188	$188	$375	$375
Amortization of debt issuance costs	347	327	688	650
Amortization of debt discount	3,442	3,256	6,836	6,465
	$3,977	$3,771	$7,899	$7,490

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

Note 8 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of June 30, 2017, the Company's Board of Directors has approved increases to the program on the following dates:

•	On February 6, 2014, the Company's Board of Directors approved an increase of $100.0 million in addition to any amounts repurchased as of that date.

•	On February 9, 2015, the Company's Board of Directors approved an increase of $300.0 million in addition to any amounts repurchased as of that date.

•	On April 21, 2016, the Company's Board of Directors approved an increase of $100.0 million in addition to any amounts repurchased as of that date.

•	On April 18, 2017, the Company's Board of Directors approved an increase of $140.0 million in addition to any amounts repurchased as of that date.
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
The following table provides information about our repurchase of shares of our common stock for fiscal years 2014, 2015, 2016, and 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2014 Repurchases	1,961,085	$45.29	$88,815
2015 Repurchases (2)	4,907,675	$43.99	$215,911
2016 Repurchases	2,524,752	$44.55	$112,488
2017 Repurchases to date (3)	1,033,038	$48.40	$50,000

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(3)	Represents repurchases for the six months ended June 30, 2017.

Note 9 — Segment Reporting

The Company reports segment information based on its internal reporting used by management for making decisions and assessing performance as the source of its reportable segments.

The Chief Operating Decision Maker ("CODM") function uses gross profit to evaluate the performance of the segments and allocate resources. Management considers gross margin to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level at which direct costs associated with the performance of the segment are monitored. Cost of net revenues for the Consumer segment consists of costs incurred to produce personalized products for all of the Company's brands. These costs include direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service, rent for production facilities, and depreciation of production equipment (primarily digital printing presses and binders) and manufacturing facilities. Cost of net revenues also includes amortization of capitalized website and software development costs, primarily related to adding features and functionality to our website and apps to facilitate product purchases and improve the customer shopping experience. These costs include amortization of third-party software and acquired developed technology as well as patent royalties. Cost of net revenues also includes inventory markdowns that are part of restructuring activities. Cost of net revenues for the SBS segment consists of costs which are direct and incremental to the SBS business. These include production costs of SBS products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

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
The Company’s segment results for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consumer
Net revenues	$179,090	$176,617	$339,735	$331,998
Cost of net revenues	92,049	85,276	181,903	171,613
Restructuring	196	—	1,436	—
Gross profit	$86,845	$91,341	$156,396	$160,385
Gross profit as a percentage of net revenues	48%	52%	46%	48%

Shutterfly Business Solutions (SBS)
Net revenues	$29,942	$27,344	$61,269	$53,672
Cost of net revenues	23,900	21,810	47,738	41,520
Gross profit	$6,042	$5,534	$13,531	$12,152
Gross profit as a percentage of net revenues	20%	20%	22%	23%

Corporate
Net revenues	$—	$—	$—	$—
Cost of net revenues	2,256	2,506	4,683	5,182
Gross profit	$(2,256)	$(2,506)	$(4,683)	$(5,182)

Consolidated
Net revenues	$209,032	$203,961	$401,004	$385,670
Cost of net revenues	118,205	109,592	234,324	218,315
Restructuring	196	—	1,436	—
Gross profit	$90,631	$94,369	$165,244	$167,355
Gross profit as a percentage of net revenues	43%	46%	41%	43%

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

On June 10, 2016, the Company renewed the Credit Agreement with the Banks. As part of this renewal, Fifth Third Bank, Silicon Valley Bank, U.S. Bank and Citibank, N.A. left the syndicate and SunTrust Bank and BMO Harris Bank N.A. joined the syndicate. The Credit Agreement is for five years and provides for a $200.0 million senior secured revolving credit facility. As part of the renewal, the Company amended the Credit Agreement by and among the Company and the Banks to increase the Leverage Ratio (as defined in the Credit Agreement) to be maintained by the Company to be at or below 3.50 to 1.00 for the fiscal quarter ended June 30, 2016 through March 31, 2017, at or below 3.25 to 1.00 for the fiscal quarter ending June 30, 2017 through March 31, 2018, and at or below 3.00 to 1.00 for the fiscal quarter ended June 30, 2018 and thereafter. Unchanged from the initial credit agreement, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Also, the Company may not permit the ratio of its Consolidated EBITDA for any period of four consecutive fiscal quarters to its interest and rental expense and the amount of scheduled principal payments on long-term debt, for the same period, to be less than 2.50 to 1.00. As of June 30, 2017, the Company is in compliance with these covenants.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Restructuring

2017 Restructuring Plan

To reiterate, during the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As part of the plan, the Company is reinvesting in Tiny Prints as its premium cards & stationery brand and is creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com. The new Shutterfly Wedding Store will be the focus of the Company’s wedding strategy, including a premium Wedding Paper Divas-branded stationery collection. The MyPublisher brand will be retired in favor of the industry leading Shutterfly Photo Books category and BorrowLenses will undertake a strategic review for possible sale. The Company expects these actions will be completed by the end of third quarter of 2017, and the Tiny Prints, Wedding Paper Divas, and MyPublisher legacy websites will shut down. The Company seeks to retain as many customers and as much revenue as possible while migrating customers from the legacy websites to Shutterfly.com.

During the second quarter of 2017, the Company progressed with the 2017 Restructuring Plan as we created a Tiny Prints boutique on a dedicated tab on Shutterfly.com and the MyPublisher brand was retired in favor of the industry leading Shutterfly Photo Books category. As a result, the Tiny Prints and MyPublisher legacy websites were shut down during the second quarter of 2017. The Company expects the remaining actions under the 2017 Restructuring Plan will be completed by the end of third quarter of 2017, and the legacy Wedding Paper Divas website will shut down. The total estimated restructuring costs associated with the 2017 Restructuring Plan will range from $15.0 to $17.5 million and will impact our restructuring expense line items within cost of net revenues and operating expenses in our condensed consolidated statement of operations as these costs are incurred. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

2015 Restructuring Plan

During 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives ("2015 Restructuring Plan"). Actions pursuant to the 2015 Restructuring Plan were substantially complete as of the first quarter of 2016.

Restructuring Activity

The following table summarizes the restructuring costs recognized during the six months ended June 30, 2017:

	2017 Restructuring				2015 Restructuring
	Property and equipment	Employee costs	Inventory	Other costs	Property and equipment	Total
Balance as of January 1, 2017[1]	$—	$—	$—	$—	$1,602	$1,602
Restructuring and other charges	6,435	5,154	1,436	443	181	13,649
Cash payments	(7)	(2,348)	—	(342)	(188)	(2,885)
Non-cash adjustments [2]	(6,194)	(814)	(1,436)	(23)	—	(8,467)
Balance as of June 30, 2017[1]	$234	$1,992	$—	$78	$1,595	$3,899

[1] The balances as of June 30, 2017 and December 31, 2016 are recorded in accrued liabilities.
[2] Non-cash adjustments include depreciation and amortization of property and equipment (primarily capitalized software development costs and manufacturing equipment) and intangible assets, inventory markdowns, stock-based compensation, and other non-cash costs incurred as part of the restructuring.

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

Shutterfly leads the industry in digital personalized photo products and services. Shutterfly helps our customers turn their precious memories into lasting keepsakes with award-winning professionally-bound photo books, personalized holiday cards, announcements, invitations and stationery, as well as custom home décor products and unique photo gifts. Our online photo service helps our customers stay connected with family and friends, empowering them to do more with their pictures by expressing themselves in extraordinary ways.

Tiny Prints is a leading premium online cards and stationery boutique, offering stylish announcements, invitations and personal stationery for every occasion. Tiny Prints has grown from a tiny self-funded company specializing in unique baby stationery to a leading online destination for stylish stationery, for every occasion. Customers (celebrities and top designers alike) seek us out for our fresh designs and exceptional customer service.

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

We generate the majority of our revenues by marketing and manufacturing a variety of products such as greeting and stationery cards, professionally-bound photo books, personalized calendars, home décor, personalized gifts, other photo-based merchandise and high-quality prints. We manufacture many of these items in our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona production facilities. By operating our own production facilities, we are able to produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. We also operate a network of partners and can seamlessly manage demand across it. Additionally, we sell a variety of products that are currently manufactured for us by third parties, such as calendars, mugs, ornaments, candles, pillows and blankets.

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

To reiterate, during the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As part of the plan, we are reinvesting in Tiny Prints as our premium cards & stationery brand and we are creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com. The new Shutterfly Wedding Store will be the focus of our wedding strategy, including a premium Wedding Paper Divas-branded stationery collection. The MyPublisher brand will be retired in favor of the industry leading Shutterfly Photo Books category and BorrowLenses will undertake a strategic review for possible sale. We expect these actions will be completed by the end of third quarter of 2017, and the Tiny Prints, Wedding Paper Divas, and MyPublisher legacy websites will shut down. We seek to retain as many customers and as much revenue as possible while migrating customers from the legacy websites to Shutterfly.com.

During the second quarter of 2017, we progressed with the 2017 Restructuring Plan as we created a Tiny Prints boutique on a dedicated tab on Shutterfly.com and the MyPublisher brand was retired in favor of the industry leading Shutterfly Photo Books category. As a result, the Tiny Prints and MyPublisher legacy websites were shut down during the second quarter of 2017. We expect the remaining actions under the 2017 Restructuring Plan will be completed by the end of third quarter of 2017, and the legacy Wedding Paper Divas website will shut down. The total estimated restructuring costs associated with the 2017 Restructuring Plan will range from $15.0 to $17.5 million and will impact our restructuring expense line items within cost of net revenues and operating expenses in our condensed consolidated statement of operations as these costs are incurred. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

Also, during the second quarter of 2017, the Company took advantage of an opportunity to complete the upgrade of our color printer fleet. The benefits of the upgrade are improved quality, increased throughput and automation, and lower consumable costs. The Company expects the new equipment to result in approximately $15.0 million in expense savings over the next five years. There are three pieces of this transaction as follows:
•Purchase of leased equipment from an existing vendor for $21.6 million;
•Sale of the purchased leased equipment to HP, Inc. ("HP") for $20.5 million; and
•Lease of new equipment from HP.

In the purchase of the existing leased equipment, the difference between the payment of $21.6 million and the fair value of the asset, resulted in an $8.1 million capital lease termination charge (separate line item in the condensed consolidated statement of operations). The purchased equipment assets were recorded on the balance sheet at fair value of $12.9 million. The subsequent sale of the equipment to HP for $20.5 million resulted in the removal of the equipment assets and a capital lease incentive of $7.9 million to be amortized over the new lease term. Lastly, the Company leased new equipment from HP which upgrades most of our remaining color fleet to HP's high-end printers.

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

Consumer.    Cost of net revenues for the Consumer segment consists of costs incurred to produce personalized products for all of our brands. These costs include direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service, rent for production facilities, and depreciation of production equipment (primarily digital printing presses and binders) and manufacturing facilities. Cost of net revenues also includes amortization of capitalized website and software development costs, primarily related to adding features and functionality to our website and apps to facilitate product purchases and improve the customer shopping experience. These costs include amortization of third-party software and acquired developed technology as well as patent royalties. Cost of net revenues also includes inventory markdowns that are part of restructuring activities.

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

Operating Expenses.       Operating expenses consist of technology and development, sales and marketing, general and administrative and restructuring expenses.

Technology and development expense consists primarily of salaries and benefits for employees and professional fees for contractors engaged in the maintenance and support of our website, developing features and functionality for our free photo storage service, and developing and maintaining internal infrastructure such as our ERP, internal reporting tools and network security and data encryption systems. These expenses include depreciation of computer and network hardware used to run our websites, store user photos and related data, and support our infrastructure, as well as amortization of software used to operate such hardware. Technology and development expense also includes co-location, power and bandwidth costs.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues	100%	100%	100%	100%
Cost of net revenues	57%	54%	58%	57%
Restructuring	—%	—%	—%	—%
Gross profit	43%	46%	42%	43%
Operating expenses:
Technology and development	19%	20%	21%	21%
Sales and marketing	20%	23%	21%	24%
General and administrative	13%	13%	14%	15%
Capital lease termination	4%	—%	2%	—%
Restructuring	2%	—%	3%	—%
Total operating expenses	58%	56%	61%	60%
Loss from operations	(15)%	(10)%	(19)%	(17)%
Interest expense	(3)%	(3)%	(3)%	(2)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(18)%	(13)%	(22)%	(19)%
Benefit from income taxes	7%	5%	9%	7%
Net loss	(11)%	(8)%	(13)%	(12)%

Comparison of the Three Month Periods Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$209,032	$203,961	$5,071	2%
Cost of net revenues	118,205	109,592	8,613	8%
Restructuring	196	—	196	100%
Gross profit	$90,631	$94,369	$(3,738)	(4)%
Gross profit as a percentage of net revenues	43%	46%
Gross profit excluding restructuring as a percentage of net revenues	43%	46%

Net revenues increased $5.1 million, or 2%, for the three months ended June 30, 2017 as compared to the same period in 2016. Cost of net revenues increased $8.6 million, or 8%, for the three months ended June 30, 2017 as compared to the same period in 2016. As a percentage of net revenues, cost of net revenues increased to 57% in the three months ended June 30, 2017 from 54% in 2016. Also impacting gross profit in the three months ended June 30, 2017 was $0.2 million of restructuring charges. Gross margin decreased to 43% in the three months ended June 30, 2017 from 46% in the same period in 2016.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$179,090	$176,617	$2,473	1%
Cost of net revenues	92,049	85,276	6,773	8%
Restructuring	196	—	196	100%
Gross profit	$86,845	$91,341	$(4,496)	(5)%
Gross profit as a percentage of net revenues	48%	52%
Gross profit excluding restructuring as a percentage of net revenues	49%	52%

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	3,350	3,260	91	3%
Total Number of Orders	5,468	5,303	165	3%
Average order value (AOV)	$32.75	$33.30	$(0.55)	(2)%

Consumer Segment

Consumer net revenues increased $2.5 million, or 1%, in the three months ended June 30, 2017 compared to the same period in 2016. The increase in Consumer net revenues was primarily a result of increased sales in the Home Décor and Personalized Gifts, and mobile categories. This was partially offset by a collective decline in the non-Shutterfly brands. AOV decreased 2% in the three months ended June 30, 2017 compared to the same period in 2016 driven by product mix, increased promotions and increasing mobile revenue, which carries a lower AOV than our website revenue.

Consumer cost of net revenues increased $6.8 million, or 8%, for the three months ended June 30, 2017 as compared to the same period in 2016. The increase in cost of net revenues is primarily due to changes in product mix, increased promotions and increased Consumer net revenues.

In the three months ended June 30, 2017, $0.2 million of restructuring charges impacted gross margin in the consumer segment. These restructuring charges were related to the markdowns of inventories which were determined to be obsolete. Consumer gross margin excluding restructuring was 49% in the three months ended June 30, 2017.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$29,942	$27,344	$2,598	10%
Cost of net revenues	23,900	21,810	2,090	10%
Gross profit	$6,042	$5,534	$508	9%
Gross profit as a percentage of net revenues	20%	20%

SBS Segment

SBS net revenues increased $2.6 million, or 10%, in the three months ended June 30, 2017 compared to the same period in 2016. The increase in SBS net revenues came both from expansion of projects and our ability to execute on personalized print and digital communications at scale. Additionally, SBS revenue was impacted by customer order timing and marketing cadence of our customers.

SBS cost of net revenues increased $2.1 million, or 10%, for the three months ended June 30, 2017 as compared to the same period in 2016. SBS gross margin remained flat at 20% in the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	2,256	2,506	(250)	(10)%
Gross profit	$(2,256)	$(2,506)	$250	(10)%

Corporate Segment

Corporate cost of net revenues decreased $0.3 million, or 10% in the three months ended June 30, 2017 compared to the same period in 2016. The decrease in corporate cost of net revenues was a result of slight decreases in stock-based compensation and amortization of intangible assets.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Technology and development	$39,398	$41,313	$(1,915)	(5)%
Percentage of net revenues	19%	20%	—	—
Sales and marketing	$42,987	$47,539	$(4,552)	(10)%
Percentage of net revenues	20%	23%	—	—
General and administrative	$27,511	$26,592	$919	3%
Percentage of net revenues	13%	13%	—	—
Capital lease termination	$8,098	$—	$8,098	100%
Percentage of net revenues	4%	—%	—	—
Restructuring	$4,477	$—	$4,477	100%
Percentage of net revenues	2%	—%	—	—

Our technology and development expense decreased $1.9 million, or 5%, for the three months ended June 30, 2017, compared to the same period in 2016. As a percentage of net revenues, technology and development decreased to 19% in the three months ended June 30, 2017 from 20% in the three months ended June 30, 2016. The overall decrease is primarily due to an increase of $1.6 million of software and website development costs capitalized due to continued investments in mobile, the consumer platform consolidation and our SBS Business. There was also a decrease of depreciation and amortization expense of $1.3 million, a decrease of $1.0 million for salaries and benefits relating to decreased headcount as a result of the restructuring activities and moving more of our resources outside of the U.S., and a decrease of $0.3 million for stock-based compensation expense. These factors were partially offset by an increase of $1.6 million in professional fees and $0.6 million in facilities costs primarily resulting from expenditures in connection with database operations.

At June 30, 2017, headcount in technology and development decreased by 5% compared to June 30, 2016, reflecting our strategic focus on improving our long-term operating efficiency through the consumer platform consolidation. In the three months ended June 30, 2017, we capitalized $9.7 million in eligible salary and consultant costs, including $0.5 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $8.0 million capitalized in the three months ended June 30, 2016, which included $0.5 million of stock-based compensation expense.

Our sales and marketing expense decreased $4.6 million, or 10%, in the three months ended June 30, 2017 compared to the same period in 2016. As a percentage of net revenues, total sales and marketing expense decreased to 20% in the three months ended June 30, 2017 from 23% in the three months ended June 30, 2016. The decrease in our sales and marketing expense was due to a decrease of $2.2 million in top-of-funnel marketing campaigns and professional fees driven by refined customer targeting and segmentation. There was also a decrease of $1.0 million in depreciation and amortization expense due to certain of our intangible assets that became fully amortized and a decrease of stock-based compensation of $0.8 million and personnel costs of $0.4 million as a result of lower headcount.

Our general and administrative expense increased $0.9 million, or 3%, in the three months ended June 30, 2017 as compared to the same period in 2016. As a percentage of net revenues, general and administrative expense remained flat at 13% in the three months ended June 30, 2017 and 2016. The increase in general and administrative expense was primarily due to an increase in headcount, including the Chief Executive Officer hired in the second quarter of 2016, resulting in an increase of $1.9 million in personnel related costs and an increase of $0.7 million in stock based compensation. There was also an increase of $0.6 million in facilities costs. These factors were partially offset by a decrease of $1.3 million in depreciation and amortization expense and a decrease of $0.8 million in professional fees.

In the three months ended June 30, 2017, we recorded an $8.1 million capital lease termination charge within operating expenses. This charge related to the purchase of leased equipment from an existing vendor that we subsequently resold to HP.

In the three months ended June 30, 2017, there were $4.5 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $2.8 million in depreciation expense of property and equipment and $1.4 million in severance, retention and other employee costs.

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Interest expense	$(5,955)	$(5,661)	$(294)
Interest and other income, net	244	128	116

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases, and our financing obligation associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $6.0 million for the three months ended June 30, 2017 compared to $5.7 million during the same period a year ago. This increase in interest expense was primarily driven by an increases in interest expense from our convertible debt and capital leases compared to prior year.

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Benefit from income taxes	$14,713	$10,123
Effective tax rate	39%	38%

We recorded an income tax benefit of $14.7 million and $10.1 million for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 39% for the three months ended June 30, 2017, compared to 38% for the three months ended June 30, 2016. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, excess tax benefits from stock compensation and the domestic activities production deduction.

Comparison of the Six Month Periods Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$401,004	$385,670	$15,334	4%
Cost of net revenues	234,324	218,315	16,009	7%
Restructuring	1,436	—	1,436	100%
Gross profit	$165,244	$167,355	$(2,111)	(1)%
Gross profit as a percentage of net revenues	41%	43%
Gross profit excluding restructuring as a percentage of net revenues	42%	43%

Net revenues increased $15.3 million, or 4%, for the six months ended June 30, 2017 as compared to the same period in 2016. Cost of net revenues increased $16.0 million, or 7%, for the six months ended June 30, 2017 as compared to the same period in 2016. As a percentage of net revenues, cost of net revenues increased to 58% in the six months ended June 30, 2017 from 57% in the six months ended June 30, 2016. Also impacting gross profit in the six months ended June 30, 2017 was $1.4 million of restructuring charges. Gross margin decreased to 41% in the six months ended June 30, 2017 from 43% in the same period in 2016 primarily due to product mix, increased promotions, restructuring activities related to inventory markdowns, and increasing mobile revenues which carries a lower AOV than our website revenue.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$339,735	$331,998	$7,737	2%
Cost of net revenues	181,903	171,613	10,290	6%
Restructuring	1,436	—	1,436	100%
Gross profit	$156,396	$160,385	$(3,989)	(2)%
Gross profit as a percentage of net revenues	46%	48%
Gross profit excluding restructuring as a percentage of net revenues	46%	48%

Consumer Segment

Consumer net revenues increased $7.7 million, or 2%, in the six months ended June 30, 2017 compared to the same period in 2016. The increase in Consumer net revenues was primarily a result of increased sales in the Home Décor and Personalized Gifts and mobile categories. This was partially offset by a collective decline in the non-Shutterfly brands.

Consumer cost of net revenues increased $10.3 million, or 6%, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in cost of net revenues is primarily due to changes in product mix, increased promotions, and increased Consumer net revenues.

In the six months ended June 30, 2017, $1.4 million of restructuring charges impacted gross margin in the consumer segment. These restructuring charges were related to the inventory markdowns which were determined to be obsolete as part of the Consumer segment restructuring. Consumer gross margin excluding restructuring was 46% in the three months ended June 30, 2017.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$61,269	$53,672	$7,597	14%
Cost of net revenues	47,738	41,520	6,218	15%
Gross profit	$13,531	$12,152	$1,379	11%
Gross profit as a percentage of net revenues	22%	23%

SBS Segment

SBS net revenues increased $7.6 million, or 14%, in the six months ended June 30, 2017 compared to the same period in 2016. The increase in SBS net revenues came both from higher revenue volumes with existing customers and our ability to execute on personalized print and digital communications at scale.

SBS cost of net revenues increased $6.2 million, or 15%, for the six months ended June 30, 2017 as compared to the same period in 2016. SBS gross margin decreased to 22% in the six months ended June 30, 2017 from 23% in the same period in 2016. The decrease in SBS gross margin is primarily due to increased costs associated with expansion of projects with our existing customers.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	4,683	5,182	(499)	(10)%
Gross profit	$(4,683)	$(5,182)	$499	(10)%

Corporate Segment

Corporate cost of net revenues decreased $0.5 million, or 10% in the six months ended June 30, 2017 compared to the same period in 2016. The decrease in corporate cost of net revenues was primarily a result of a decrease in amortization of intangible assets due to certain of our intangible assets becoming fully amortized.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Technology and development	$85,353	$79,582	$5,771	7%
Percentage of net revenues	21%	21%	—	—
Sales and marketing	$85,874	$93,381	$(7,507)	(8)%
Percentage of net revenues	21%	24%	—	—
General and administrative	$55,306	$57,281	$(1,975)	(3)%
Percentage of net revenues	14%	15%	—	—
Capital lease termination	$8,098	$—	$8,098	100%
Percentage of net revenues	2%	—%	—	—
Restructuring	$12,213	$—	$12,213	100%
Percentage of net revenues	3%	—%	—	—

Our technology and development expense increased $5.8 million, or 7%, for the six months ended June 30, 2017, compared to the same period in 2016 as the Company continues to invest in mobile, the consumer platform consolidation and our SBS Business. As a percentage of net revenues, technology and development remained flat at 21% in the six months ended June 30, 2017 and 2016. The overall increase in expense was primarily due to an increase of $5.7 million in professional fees, an increase of $1.9 million in facilities costs primarily resulting from additional co-location expenses and network and database operations, an increase in stock-based compensation expense of $1.9 million, and an increase of $0.5 million in personnel and related costs. These factors were partially offset by an increase of $2.4 million in software and website development costs capitalized and a decrease of $1.9 million in depreciation and amortization expense.

In the six months ended June 30, 2017, we capitalized $16.9 million in eligible salary and consultant costs, including $0.7 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $14.6 million capitalized in the six months ended June 30, 2016, which included $0.8 million of stock-based compensation expense.

Our sales and marketing expense decreased $7.5 million, or 8%, in the six months ended June 30, 2017 compared to the same period in 2016. As a percentage of net revenues, total sales and marketing expense decreased to 21% in the six months ended June 30, 2017 from 24% in the six months ended June 30, 2016. The decrease in our sales and marketing expense was due to a decrease of $3.0 million in integrated marketing campaigns, marketing partnerships, and professional fees due to the efficiencies resulting from the Consumer segment restructuring. There was also a decrease of $2.6 million in depreciation and amortization expense due to certain of our intangible assets becoming fully amortized and a decrease of stock-based compensation of $1.9 million as a result of lower headcount.

Our general and administrative expense decreased $2.0 million, or 3%, in the six months ended June 30, 2017 as compared to the same period in 2016. As a percentage of net revenues, general and administrative expense decreased to 14% in the six months ended June 30, 2017 from 15% in the six months ended June 30, 2016. The decrease in general and administrative expense was primarily due to a decrease of $2.3 million in depreciation expense and a decrease of $1.1 million in professional fees. There was also a decrease of $0.4 million in personnel related costs primarily driven by severance costs for the former Chief Executive Officer incurred in the six months ended June 30, 2016. This was partially offset by an increase of $1.3 million in facilities costs and an increase of $0.9 million in stock-based compensation expense primarily from the hiring of our Chief Executive Officer in the second quarter of 2016.

In the six months ended June 30, 2017, there was $8.1 million capital lease termination charges within operating expenses. These charges related to leased equipment from an existing vendor which we purchased and subsequently resold to HP during the second quarter of fiscal 2017.

In the six months ended June 30, 2017, there were $12.2 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $6.6 million in depreciation expense of disposed assets and $5.1 million in severance, retention and other employee costs.

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Interest expense	$(11,919)	$(11,336)	$(583)
Interest and other income, net	433	249	184

Interest expense consists of interest on our convertible senior notes, amortization of the issuance costs associated with our convertible senior notes and credit facility, capital leases, and our financing obligation associated with our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. Interest expense was $11.9 million for the six months ended June 30, 2017 compared to $11.3 million during the same period a year ago. This increase in interest expense was primarily driven by an increases in interest expense from our convertible debt and capital leases compared to prior year.

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Benefit from income taxes	$37,054	$28,055
Effective tax rate	40%	38%

We recorded an income tax benefit of $37.1 million and $28.1 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 40% for the six months ended June 30, 2017, compared to 38% for the six months ended June 30, 2016. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, excess tax benefits from stock compensation and the domestic activities production deduction.

Liquidity and Capital Resources

At June 30, 2017, we had $126.1 million of cash and cash equivalents and $61.6 million of investments, primarily agency securities and corporate bonds. To supplement our overall liquidity position, in May 2013 we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018 (the "Notes"). We also have access to a five-year senior secured syndicated credit facility expiring in June 2021 to provide up to $200.0 million in additional capital resources. As of June 30, 2017, no amounts have been drawn against this facility.

Below is our cash flow activity for the six months ended June 30, 2017:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(8,176)	$(33,067)
Capitalization of software and website development costs	(17,058)	(18,083)
Cash flows used in operating activities	(58,714)	(65,694)
Cash flows used in investing activities	(34,328)	(38,949)
Cash flows used in financing activities	(70,101)	(84,971)

During the second quarter of 2017, the Notes were reclassified from long-term liabilities to current as these are now within one year of maturity. The Company is currently evaluating a number of alternatives and expects to complete a financing before the end of fiscal 2017. However, we anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, share repurchase program, technology development projects, and coupon payments for the Notes for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

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

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Technology equipment and software	$1,326	$7,461
Percentage of total capital expenditures	8%	16%
Manufacturing equipment, building improvements	5,251	19,195
Percentage of total capital expenditures	31%	42%
Capitalized technology and development costs	9,603	18,220
Percentage of total capital expenditures	57%	40%
Rental Equipment	676	846
Percentage of total capital expenditures	4%	2%
Total capital expenditures	$16,856	$45,722
Total capital expenditures percentage of net revenues	4%	12%

Operating Activities. For the six months ended June 30, 2017, net cash used in operating activities was $58.7 million, primarily due to our net loss of $56.0 million and the net change in operating assets and liabilities of $89.6 million. Net cash used in operating activities was adjusted for non-cash items including $45.1 million of depreciation and amortization expense, $22.0 million of stock-based compensation expense, $10.8 million of non-cash restructuring, $8.2 million of amortization of intangible assets, $7.5 million for amortization of debt discount and $7.1 million benefit from deferred income taxes.

For the six months ended June 30, 2016, net cash used in operating activities was $65.7 million, primarily due to our net loss of $45.9 million and the net change in operating assets and liabilities of $101.0 million. Net cash used in operating activities was adjusted for non-cash items including $46.3 million of depreciation and amortization expense, $21.1 million of stock-based compensation expense, $11.2 million of amortization of intangible assets, $7.1 million for amortization of debt discount and $3.6 million benefit from deferred income taxes.

Investing Activities. For the six months ended June 30, 2017, net cash used in investing activities was $34.3 million. We used $8.2 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $17.1 million for capitalized software and website development and $39.8 million to purchase investments. This was partially offset by proceeds from the maturities of investments of $19.0 million and proceeds from sale of property and equipment of $11.7 million.

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

Financing Activities. For the six months ended June 30, 2017, net cash used in financing activities was $70.1 million. We used $50.0 million to repurchase shares of our common stock. We also used $20.6 million for payments of capital leases and financing obligations which includes $12.2 million of payments made in connection with certain capital leases that were terminated as part of the upgrade of our color printer fleet during the second quarter of 2017. This was offset by $0.5 million of proceeds from the issuance of common stock from the exercise of stock options.

For the six months ended June 30, 2016, net cash used in financing activities was $85.0 million. We used $78.2 million to repurchase shares of our common stock. We also used $11.4 million for payments of capital leases and financing obligations, which includes $3.9 million of payments made in connection with certain capital leases that were terminated as part of the upgrade of our color printer fleet during the second quarter of 2016, and $1.3 million for payment of contingent consideration liabilities. This was offset by $5.2 million in excess tax benefit from stock-based compensation expense and $0.7 million of proceeds from the issuance of common stock from the exercise of stock options.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor four financial measures, Non-GAAP net loss, Non-GAAP net loss per share, adjusted EBITDA and adjusted EBITDA minus capital expenditures which meet the definition of Non-GAAP financial measures. We define Non-GAAP net loss and Non-GAAP net loss per share as net loss and net loss per share excluding restructuring, respectively. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation, restructuring, and capital lease termination. Adjusted EBITDA minus capital expenditures is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs. This was previously referred to as "free cash flow" prior to the fourth quarter of 2016. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows. Refer below for a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share, adjusted EBITDA and adjusted EBITDA minus capital expenditures to the most comparable GAAP measure.

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

The table below shows the trend of Non-GAAP net loss, Non-GAAP net loss per share, adjusted EBITDA and adjusted EBITDA minus capital expenditures as a percentage of net revenues for the three and six months ended June 30, 2017 and 2016 (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues	$209,032	$203,961	$401,004	$385,670

GAAP net loss	$(22,838)	$(16,485)	$(56,032)	$(45,921)
GAAP net loss % of net revenues	(11)%	(8)%	(14)%	(12)%
GAAP net loss per share	$(0.68)	$(0.48)	$(1.67)	$(1.34)

Non-GAAP net loss	$(14,896)	$(16,485)	$(43,062)	$(45,921)
Non-GAAP net loss % of net revenues	(7)%	(8)%	(11)%	(12)%
Non-GAAP net loss per share	$(0.44)	$(0.48)	$(1.28)	$(1.34)

Non-GAAP adjusted EBITDA	$17,357	$18,206	$15,442	$15,656
Non-GAAP adjusted EBITDA % of net revenues	8%	9%	4%	4%

Non-GAAP adjusted EBITDA minus capital expenditures	$503	$(4,024)	$(10,807)	$(20,239)
Non-GAAP adjusted EBITDA minus capital expenditures % of net revenues	—%	(2)%	(3)%	(5)%

For the three months ended June 30, 2017 and 2016, our Non-GAAP net loss was $14.9 million and $16.5 million, respectively. In addition, during the three months ended June 30, 2017 and 2016, Non-GAAP net loss per share was $0.44 and $0.48, respectively.

For the three months ended June 30, 2017 and 2016, our adjusted EBITDA was $17.4 million and $18.2 million, respectively. In addition, during the three months ended June 30, 2017 and 2016, adjusted EBITDA minus capital expenditures was $0.5 million and a loss of $4.0 million, respectively.

For the six months ended June 30, 2017 and 2016, our Non-GAAP net loss was $43.1 million and $45.9 million, respectively. In addition, during the six months ended June 30, 2017 and 2016, Non-GAAP net loss per share was $1.28 and $1.34, respectively.

For the six months ended June 30, 2017 and 2016, our adjusted EBITDA was $15.4 million and $15.7 million, respectively. In addition, during the six months ended June 30, 2017 and 2016, adjusted EBITDA minus capital expenditures was a loss of $10.8 million and $20.2 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and improving adjusted EBITDA minus capital expenditures.

The following is a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share, adjusted EBITDA and adjusted EBITDA minus capital expenditures to the most comparable GAAP measure, for the three and six months ended June 30, 2017 and 2016 (in thousands except per share amounts):

Reconciliation of Net Loss to Non-GAAP Net Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GAAP net loss	$(22,838)	$(16,485)	$(56,032)	$(45,921)
Capital lease termination	8,098	—	8,098	—
Restructuring	4,673	—	13,649	—
Tax benefit impact of restructuring and capital lease termination charges	(4,829)	—	(8,777)	—
Non-GAAP net loss	$(14,896)	$(16,485)	$(43,062)	$(45,921)

GAAP diluted shares outstanding	33,579	34,177	33,646	34,386
Non-GAAP diluted shares outstanding	33,579	34,177	33,646	34,386

GAAP net loss per share	$(0.68)	$(0.48)	$(1.67)	$(1.34)
Non-GAAP net loss per share	$(0.44)	$(0.48)	$(1.28)	$(1.34)

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(22,838)	$(16,485)	$(56,032)	$(45,921)
Add back:
Interest expense	5,955	5,661	11,919	11,336
Interest and other income, net	(244)	(128)	(433)	(249)
Benefit from income taxes	(14,713)	(10,123)	(37,054)	(28,055)
Depreciation and amortization	25,957	28,357	53,321	57,471
Stock-based compensation expense	10,469	10,924	21,974	21,074
Capital lease termination	8,098	—	8,098	—
Restructuring	4,673	—	13,649	—
Non-GAAP Adjusted EBITDA	$17,357	$18,206	$15,442	$15,656

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA minus Capital Expenditures
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 [2]	2017	2016 [2]
Net cash used in operating activities	$13,672	$16,916	$(58,714)	$(65,694)
Add back:
Interest expense	5,955	5,661	11,919	11,336
Interest and other income, net	(244)	(128)	(433)	(249)
Benefit from income taxes	(14,713)	(10,123)	(37,054)	(28,055)
Changes in operating assets and liabilities	(2,565)	2,374	89,629	100,978
Other adjustments	5,377	3,506	(888)	(2,660)
Capital lease termination	8,098	—	8,098	—
Cash restructuring	1,777	—	2,885	—
Non-GAAP Adjusted EBITDA	17,357	18,206	15,442	15,656
Less:
Purchases of property and equipment, including accrued amounts	(7,252)	(22,005)	(8,921)	(27,502)
Capitalized software and website development costs, including accrued amounts	(9,602)	(10,052)	(17,328)	(18,220)
Capex adjustments [1]	—	9,827	—	9,827
Non-GAAP Adjusted EBITDA minus capital expenditures	$503	$(4,024)	$(10,807)	$(20,239)

[1] In the second quarter of 2016, we acquired and immediately resold $9.8 million of printers.
[2] We reclassified an immaterial contingent consideration payment (to Groovebook Founders) in the first quarter of 2016 between operating and financing activities within the cash flow statement.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of June 30, 2017, our investments totaled $61.6 million, which represented approximately 72% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the second quarter of 2017.

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

We also base our operating expense budgets on expected net revenue trends. A portion of our expenses, such as office, production facility, and various equipment leases and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter, particularly in the fourth quarter.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income. From time to time, we have made changes to our pricing structure in order to remain competitive. Many of our products, including professionally-bound photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenues, gross margin, and adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenues from the fees we collect from shipping and handling of our products. For example, shipping and handling revenue for the Shutterfly brand website represented approximately 19% of our net revenues in 2016, 20% of our net revenues in 2015 and 16% in 2014. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to attract and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Snapfish, Vistaprint and many others;

•	Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Pinterest, Snap and Google+;

•	Photo hosting websites that allow users to upload and share images at no cost such as Apple iCloud, Google Photos, Flickr and Amazon;

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

•	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;

•	Traditional offline stationery companies such as PaperSource, Crane & Co. and Papyrus;

•	Cloud-based storage services and file-syncing services such as Dropbox, Box, Everalbum, Amazon Photos, Google and iCloud;

•	Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Postable and Artifact Uprising;

•	Photo-related software companies such as Apple, Microsoft, and Adobe;

•
Online and offline Companies specializing in photo merchandise and personalized home décor such as Zazzle, CafePress, Art.Com, Canvas On Demand, Personalization Mall, Personal Creations, Things Remembered, Mark & Graham, CustomInk, Teespring and Etsy;

•	Start-up mobile applications ("apps") including Chatbooks, Mixbook, Artifact Uprising, FreePrints and others;

•	Providers of digital alternatives to our products, such as Paperless Post, Evite, Animoto, and PicCollage;

•	Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

•	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

•	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, LensProToGo, Cameralends, AbelCine and Adorama.

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

Since 2007, our board of directors has approved inducement equity awards outside of our 2006 Plan to select new employees upon hire and in connection with mergers and acquisitions without stockholder approval in accordance with NASDAQ Listing Rule 5635(c) for an aggregate of 3,338,561 shares of our common stock. In December 2015, we replaced the 2006 Plan with our 2015 Plan. We may continue making inducement equity awards outside of the 2015 Plan as we did with the 2006 Plan. The use of inducement equity awards may dilute the equity interest of our stockholders, which could in turn adversely affect prevailing market prices for our common stock.

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

Although earlier in our history we have focused our business on consumer markets for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as professionally-bound photo books, stationery cards, calendars, and photo merchandise such as mugs and magnets. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home décor, including wall art, ornaments and pillows, and video equipment rentals through the BorrowLenses brand. In the future, we may need to address additional markets and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new market segments or develop a significantly broader customer base may not be successful. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

As of June 30, 2017, Shutterfly had 107 patents issued, and had more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and “BorrowLenses.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses and Groovebook trademarks in our major markets of the United States and Canada as well as in the European Community. Our marks are critical components of our marketing programs. If we lose the ability to use these marks in any particular market, we could be forced to either incur significant additional marketing expenses within that market, or elect not to sell products in that market.

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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining. Through June 30, 2017, we have repurchased $473.2 million in stock under our total authorized amount of $646.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 18, 2017, the Company’s Board of Directors approved an increase to repurchase up to $140.0 million in addition to amounts authorized to date. As of June 30, 2017, approximately $172.8 million remained available for stock repurchases pursuant to our stock repurchase program. The following table provides information about our repurchase of shares of our common stock during the second quarter of the fiscal year 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2) (3)
April 1, 2017 to April 30, 2017	104,068	$49.00	104,068	$197,687
May 1, 2017 to May 31, 2017	202,031	51.02	202,031	187,380
June 1, 2017 to June 30, 2017	297,356	49.08	297,356	172,787
	603,455	$49.71	603,455	$172,787

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: August 2, 2017	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2017	By:	/s/ Michael Pope
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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