Form 10-Q
period 2017-09-30
SHUTTERFLY INC
filed 2017-10-31
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as at October 27, 2017
Common stock, $0.0001 par value per share	32,832,644

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,959	$289,224
Short-term investments	44,977	26,352
Accounts receivable, net	61,468	57,365
Inventories	12,057	11,751
Prepaid expenses and other current assets	81,322	48,084
Total current assets	255,783	432,776
Long-term investments	11,739	14,479
Property and equipment, net	269,145	284,110
Intangible assets, net	32,544	43,420
Goodwill	408,975	408,975
Other assets	28,751	11,816
Total assets	$1,006,937	$1,195,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible senior notes, current	$290,157	$—
Accounts payable	25,098	58,790
Accrued liabilities	90,596	138,869
Deferred revenue, current portion	22,794	22,929
Total current liabilities	428,645	220,588
Convertible senior notes, net	—	278,792
Other liabilities	121,522	137,035
Total liabilities	550,167	636,415
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 32,798 and 33,637 shares issued and outstanding on September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	985,098	949,864
Accumulated other comprehensive income (loss)	828	(32)
Accumulated deficit	(529,159)	(390,674)
Total stockholders' equity	456,770	559,161
Total liabilities and stockholders' equity	$1,006,937	$1,195,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues	$195,443	$187,328	$596,447	$572,998
Cost of net revenues	131,108	117,754	365,432	336,069
Restructuring	39	—	1,475	—
Gross profit	64,296	69,574	229,540	236,929
Operating expenses:
Technology and development	39,614	43,284	124,968	122,866
Sales and marketing	33,331	41,903	119,205	135,284
General and administrative	23,894	26,181	79,200	83,462
Capital lease termination	—	—	8,098	—
Restructuring	3,278	—	15,491	—
Total operating expenses	100,117	111,368	346,962	341,612
Loss from operations	(35,821)	(41,794)	(117,422)	(104,683)
Interest expense	(6,699)	(5,726)	(18,617)	(17,062)
Interest and other income, net	253	130	687	379
Loss before income taxes	(42,267)	(47,390)	(135,352)	(121,366)
Benefit from income taxes	16,660	18,235	53,713	46,290
Net loss	$(25,607)	$(29,155)	$(81,639)	$(75,076)

Net loss per share - basic and diluted	$(0.78)	$(0.86)	$(2.45)	$(2.19)

Weighted-average shares outstanding - basic and diluted	32,878	33,932	33,363	34,235

Stock-based compensation is allocated as follows (Note 2):
Cost of net revenues	$1,041	$1,131	$3,284	$3,436
Technology and development	2,512	2,725	7,388	5,696
Sales and marketing	2,864	3,664	9,017	11,697
General and administrative	4,319	4,694	13,021	12,459
Restructuring	—	—	814	—
	$10,736	$12,214	$33,524	$33,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(25,607)	$(29,155)	$(81,639)	$(75,076)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on investments, net	21	(59)	(7)	149
Tax benefit (expense) on unrealized gains (losses) on investments, net	(8)	23	8	(57)
Unrealized gains on cash flow hedges	1,402	—	1,402	—
Tax expense on unrealized gains on cash flow hedges	(543)	—	(543)	—
Other comprehensive income (loss), net of tax	872	(36)	860	92
Comprehensive loss	$(24,735)	$(29,191)	$(80,779)	$(74,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(81,639)	$(75,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,367	69,314
Amortization of intangible assets	11,770	15,744
Amortization of debt discount and issuance costs	11,365	10,747
Stock-based compensation	32,710	33,288
Loss on disposal of property and equipment	705	378
Deferred income taxes	(8,607)	5,786
Tax benefit from stock-based compensation	—	263
Excess tax benefits from stock-based compensation	—	(886)
Restructuring	11,636	—
Changes in operating assets and liabilities:
Accounts receivable	(4,103)	10,463
Inventories	(1,782)	2,115
Prepaid expenses and other assets	(34,064)	(61,113)
Accounts payable	(35,819)	(15,105)
Accrued and other liabilities	(49,198)	(66,493)
Net cash used in operating activities	(80,659)	(70,575)
Cash flows from investing activities:
Purchases of property and equipment	(22,960)	(43,733)
Capitalization of software and website development costs	(25,977)	(27,136)
Purchases of investments	(44,381)	(21,891)
Proceeds from the maturities of investments	28,456	25,070
Proceeds from sale of property and equipment	21,232	14,071
Net cash used in investing activities	(43,630)	(53,619)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	626	1,935
Repurchases of common stock	(80,000)	(90,837)
Excess tax benefits from stock-based compensation	—	886
Principal payments of capital lease and financing obligations	(24,813)	(15,128)
Payment for contingent consideration liabilities	—	(1,313)
Payment of credit agreement issuance costs	(4,789)	—
Net cash used in financing activities	(108,976)	(104,457)
Net decrease in cash and cash equivalents	(233,265)	(228,651)
Cash and cash equivalents, beginning of period	289,224	288,863
Cash and cash equivalents, end of period	$55,959	$60,212

Supplemental schedule of non-cash investing / financing activities:
Net increase (decrease) in accrued purchases of property and equipment	4,263	(1,274)
Net decrease in accrued capitalized software and website development costs	(161)	(97)
Stock-based compensation capitalized with software and website development costs	1,084	1,322
Property and equipment acquired under capital leases	18,224	23,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company”) was incorporated in the state of Delaware in 1999 and is the leading online manufacturer and retailer of high-quality personalized products and services. Shutterfly, Inc. brands include Shutterfly, where photos come to life in photo books, gifts, and cards and stationery–with premium offerings in its Tiny Prints boutique–as well as wedding invitations and stationery for every step of the wedding planning process; BorrowLenses, the premier online marketplace for photographic and video equipment rentals; and Groovebook, an iOS and Android app and subscription service that prints up to 100 mobile device photos in a Groovebook and mails it to customers every month. The Company provides customers a full range of products and services to organize and archive digital images; share pictures; order prints and create an assortment of personalized items such as professionally-bound photo books and cards and stationery. The Company provides Enterprise services: printing and shipping of variable data print products and formats. The Company's Enterprise brand is called Shutterfly Business Solutions ("SBS" or "the Enterprise business") and is referred to as such in this document. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period.

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
•Sale of the purchased leased equipment to HP, Inc. ("HP") for $20.5 million; and
•Lease of new equipment from HP

In the purchase of the existing leased equipment, the difference between the payment of $21.6 million and the fair value of the asset resulted in an $8.1 million capital lease termination charge (separate line item in the accompanying condensed consolidated statement of operations). The purchased equipment assets were recorded on the balance sheet at fair value of $12.9 million. The subsequent sale of the equipment to HP for $20.5 million, resulted in the removal of the equipment assets and a capital lease incentive of $7.9 million to be amortized over the new lease term. Lastly, the Company leased new equipment from HP which upgrades most of the Company's remaining color fleet to HP's high-end printers.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The Company early adopted ASU 2017-12 during the third quarter of fiscal 2017 with no impact to the financial statements as the Company did not have existing hedging relationships or other derivative instruments in place within the scope of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, prior to the third quarter of fiscal 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•
The Company recorded a tax benefit of $1.0 million as a discrete item within income tax benefit for the nine months ended September 30, 2017 related to the excess tax benefit on stock options, restricted stock and performance share units (the recorded tax benefit for the three months ended September 30, 2017 is not significant). Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company’s future effective tax rate.

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

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts proportionally in earnings as redemptions occur. As a result, the Company has engaged internal and external resources that are currently finalizing the evaluation of the impact of the new standard on timing and measurement of revenue recognition as well as how current systems and operations will be impacted. While the Company continues to finalize its assessment of all potential impacts of the standard, the Company has identified that there will be an impact related to timing and measurement of breakage revenue for the consumer business and for one of the Company's significant multiple-element arrangements in connection with the Enterprise business. As it relates to timing and measurement of breakage revenue, the Company will recognize the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer, rather than the current method of recognizing breakage revenue when the Company believes the redemption is remote. As it relates to timing and measurement of one of the Company's multiple-element arrangements in connection with the Enterprise business, deferred revenue is currently recognized over the stated term of the contract. Upon adoption of the new standard, revenue for these particular arrangements will be recognized over a period of time that is shorter than the stated contract term, as these arrangements do not contain substantive termination penalties throughout the entire stated contract term. The standard is required to be applied using either of two methods: (1) retrospectively to each prior reporting period presented (“full retrospective method”) or (2) retrospectively with the cumulative effect of initially applying the new revenue guidance recognized as an adjustment to accumulated deficit at the date of initial application and providing certain additional disclosures (“modified retrospective method”). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt the new revenue recognition guidance in the first quarter of fiscal 2018 and expects to adopt the standard pursuant to the modified retrospective method.

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

Note 2 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the nine months ended September 30, 2017 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	950	$46.58
Granted	614	45.68
Exercised	(28)	22.46
Forfeited, cancelled or expired	(1)	9.38
Balance as of September 30, 2017	1,535	$46.69	5.9	$2,862
Options vested and expected to vest as of September 30, 2017	1,415	$46.77	5.8	$2,537
Options vested as of September 30, 2017	354	$45.87	5.1	$1,038

During the nine months ended September 30, 2017, the Company granted options to purchase an aggregate of 614,000 shares of common stock with an estimated weighted-average grant-date fair value of $12.23. The total intrinsic value of options exercised during the three months ended September 30, 2017 and 2016 was $0.1 million and $1.9 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $0.8 million and $2.6 million, respectively.

Net cash proceeds from the exercise of stock options for the three months ended September 30, 2017 and 2016 were $0.1 million and $1.2 million, respectively. Net cash proceeds from the exercise of stock options for the nine months ended September 30, 2017 and 2016 were $0.6 million and $1.9 million, respectively.

Valuation of Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it has sufficient public trading history to cover the entire expected term. The expected term of options gives consideration to historical exercises, post-vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the nine months ended September 30, 2017 and 2016 are as follows (there were no option awards granted during the three months ended September 30, 2017 and 2016, respectively):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30,
	2017	2016
Dividend yield	—	—
Annual risk-free rate of return	1.9%	1.2%
Expected volatility	29.8%	32.9%
Expected term (years)	4.1	4.1

Restricted Stock Unit Activity

The Company grants restricted stock units (“RSUs”) and performance-based restricted stock units ("PBRSUs") to its employees under the provisions of the 2015 Equity Incentive Plan and inducement awards to certain new employees upon hire in accordance with NASDAQ Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled annually, based on a four-year total vesting term. Compensation cost associated with RSUs is amortized on a straight-line basis over the requisite service period.

A summary of the Company’s RSU activity for the nine months ended September 30, 2017, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2016	2,834	$43.52
Granted	791	47.25
Vested	(798)	44.19
Forfeited	(347)	43.61
Awarded and unvested as of September 30, 2017	2,480	$44.48
RSUs expected to vest as of September 30, 2017	2,064

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2017 and 2016, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2017, the Company had $79.0 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

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

A summary of the net loss per share for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands, except per share amounts):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss per share:
Numerator
Net loss	$(25,607)	$(29,155)	$(81,639)	$(75,076)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	32,878	33,932	33,363	34,235
Net loss per share - basic and diluted	$(0.78)	$(0.86)	$(2.45)	$(2.19)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options and restricted stock units	4,070	3,923	4,026	3,666

Note 4 — Investments

At September 30, 2017 and December 31, 2016, the estimated fair value of short-term and long-term investments classified as available-for-sale are as follows (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$32,464	$1	$(17)	$32,448
Agency securities	5,602	—	(8)	5,594
Commercial paper	3,989	—	—	3,989
U.S. Government securities	2,950	—	(4)	2,946
Total short-term investments	$45,005	$1	$(29)	$44,977
Long-term investments
Corporate debt securities	$8,923	$1	$(8)	$8,916
Agency securities	2,211	—	(13)	2,198
U.S. Government securities	629	—	(4)	625
Total long-term investments	$11,763	$1	$(25)	$11,739

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$13,371	$2	$(12)	$13,361
Agency securities	7,957	6	—	7,963
Commercial paper	1,727	—	—	1,727
U.S. Government securities	3,298	3	—	3,301
Total short-term investments	$26,353	$11	$(12)	$26,352
Long-term investments
Corporate debt securities	$6,208	$1	$(20)	$6,189
Agency securities	5,359	—	(20)	5,339
U.S. Government securities	2,956	1	(6)	2,951
Total long-term investments	$14,523	$2	$(46)	$14,479

The Company had no short-term or long-term investments that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2017 and 2016 and no impairments were recorded during the nine months ended September 30, 2017 and 2016. The Company had no material realized gains or losses during the nine months ended September 30, 2017 and 2016.

The following table summarizes the contractual maturities of the Company's investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
One year or less	$44,977	$26,352
One year through three years	11,739	14,479
	$56,716	$40,831

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of September 30, 2017.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Estimated Fair Value as of
	September 30, 2017		December 31, 2016
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$29,487	$—	$808	$—
Level 2 Securities:
Corporate debt securities	—	41,364	2,309	19,550
Agency securities	—	7,792	—	13,302
Commercial Paper	—	3,989	6,694	1,727
U.S. Government securities	—	3,571	—	6,252
Total cash equivalents and investments	$29,487	$56,716	$9,811	$40,831

Derivative Assets

As of September 30, 2017, the fair value of the interest-rate swap agreements, which were determined based on an income-based valuation model that takes into account the contract terms as well as multiple observable market inputs such as LIBOR-based yield curves, futures, volatilities and basis spreads (Level 2), were as follows (the Company had no outstanding derivative financial instruments as of December 31, 2016):

Total Estimated Fair Value as of
September 30, 2017
Derivative assets	$1,402

Convertible Senior Notes

As of September 30, 2017, the fair value of the convertible senior notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	September 30, 2017	December 31, 2016
Convertible senior notes	$294,699	$290,436

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2017	December 31, 2016
	(in thousands)
Intra-period income tax asset	$45,095	$—
Prepaid service contracts - current portion	10,774	11,114
Manufacturing partners receivable	458	11,739
Other prepaid expenses and current assets	24,995	25,231
	$81,322	$48,084

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Property and Equipment, Net

	September 30, 2017	December 31, 2016
	(in thousands)
Manufacturing equipment	$189,188	$182,484
Computer equipment and software	187,424	177,525
Capitalized software and website development costs	144,771	134,427
Buildings under build-to-suit leases	56,468	56,468
Leasehold improvements	20,039	22,007
Rental equipment	18,998	18,786
Furniture and fixtures	7,708	11,057
	624,596	602,754
Less: Accumulated depreciation and amortization	(355,451)	(318,644)
Property and equipment, net	$269,145	$284,110

Included within manufacturing equipment is approximately $90.4 million and $89.9 million of capital lease obligations for various pieces of manufacturing facility equipment as of September 30, 2017 and December 31, 2016, respectively. Accumulated depreciation of assets under capital lease totaled $30.1 million at September 30, 2017 compared to $25.1 million at December 31, 2016.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $21.2 million and $23.0 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense totaled $66.4 million and $69.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Included in property and equipment is approximately $13.8 million and $14.3 million of assets in construction as of September 30, 2017 and December 31, 2016, respectively, the majority of which relates to internal-use software.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued production costs	$24,607	$38,755
Accrued compensation	17,225	17,066
Capital lease obligations, current portion	16,724	16,092
Accrued marketing expenses	6,319	23,839
Accrued consulting	5,286	8,643
Accrued income and sales tax	3,967	19,846
Accrued other	16,468	14,628
	$90,596	$138,869

Other Liabilities

	September 30, 2017	December 31, 2016
	(in thousands)
Financing obligations	$54,130	$55,355
Capital lease obligations, non-current portion	51,639	50,213
Deferred revenue, non-current portion	6,039	7,303
Deferred tax liability	—	20,446
Other liabilities	9,714	3,718
	$121,522	$137,035

Financing obligations relate to the Company's build-to-suit leases for the Company's manufacturing facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona.

Note 7 — Debt
Syndicated Credit Facilities
2017 Facility

On August 17, 2017 (“Closing Date”), the Company entered into a credit agreement (“Credit Agreement”) with certain lenders and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $200.0 million (“Revolving Loan Facility”) and (b) a secured delayed draw term loan facility (“Term Loan”) in an aggregate principal amount of up to $300.0 million. The Credit Agreement permits the Company to add one or more incremental term loan facilities and/or increase the commitments for revolving loans subject to certain conditions. As of September 30, 2017, the Company had not drawn on the Term Loan or the Revolving Loan Facility.

On October 18, 2017, the Company fully drew the $300.0 million Term Loan under the Credit Agreement. The full amount of the $200.0 million Revolving Loan Facility remains undrawn as of October 18, 2017. The proceeds of the Term Loan will be used (1) to settle the Company's existing 0.25% Convertible Senior Notes due May 15, 2018 and (2) for working capital and general corporate purposes.

The initial term loans under the Credit Agreement bear interest, at the election of the Company, at either (a) the base rate (the “Base Rate”), which is defined as a fluctuating rate per annum equal to the greatest of (1) the prime rate then in effect, (2) the federal funds rate then in effect, plus 0.50%, and (3) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.0% or (b) an adjusted LIBOR Rate, subject to a floor of 0.0% (the “LIBOR Rate”), in each case, plus an applicable margin of 1.50% per annum in the case of Base Rate loans and 2.50% per annum in the case of LIBOR Rate loans. Upon funding of the Term Loan on October 18, 2017, the Company elected to bear interest rate of one-month LIBOR Rate, subject to a floor of 0.0%, plus an applicable margin of 2.50% per annum.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The revolving loans under the Credit Agreement bear interest, at the election of the Company, at either (a) the Base Rate or (b) the LIBOR Rate, in each case, plus an applicable margin of (1) initially, 0.75% per annum in the case of Base Rate loans and 1.75% per annum in the case of LIBOR Rate loans or (2) following the Company’s delivery of financial statements for the first full fiscal quarter following the Closing Date, 0.50% to 0.75% per annum in the case of Base Rate loans and 1.50% to 1.75% per annum in the case of LIBOR Rate loans, in each case based on the Company’s consolidated secured net leverage ratio, measured as of the end of the most recently ended fiscal quarter. In connection with the Credit Agreement, the Company is also required to pay commitment fees, closing fees, arrangement fees, ticking fees and administration fees, and other customary fees and costs.
The Term Loan has a maturity date of August 17, 2024. Commencing on the last day of the first full fiscal quarter following the Company's borrowing of the Term Loan, the Term loan will amortize in equal quarterly installments of 0.25% of the original principal, with the remaining principal balance payable on the maturity date. Amounts drawn on the Revolving Loan Facility, if any, mature on August 17, 2022. Further, the Company has the right to prepay its borrowings under the Credit Agreement in whole or in part at any time without a premium or penalty, subject to certain limitations and a 1.0% repricing premium applicable during the first six months for the Term Loan. The Credit Agreement also contains certain customary mandatory prepayments under certain conditions as set forth in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance, measured as of the end of each fiscal quarter, with a consolidated secured net leverage ratio and a consolidated interest expense coverage ratio. As of September 30, 2017, the Company is in compliance with these covenants.
In August 2017, the Company entered into certain interest-rate swap agreements with an effective date of October 18, 2017 that have the economic effect of modifying a portion of the variable interest-rate obligations associated with the secured delayed draw Term Loan so that the interest payable on such portion become fixed (refer to Note 12 - Derivative Financial Instruments for further details regarding the interest-rate swap agreements).
The Company incurred $5.6 million in credit facility origination costs during the three months ended September 30, 2017 related to the Credit Agreement. These costs have been capitalized within prepaid expenses for the current portion and other assets for the non-current portion. Upon funding of the Term Loan, the related issuance costs will be reclassified to be presented as a reduction to the carrying value of the debt in the consolidated balance sheet. Fees attributable to the Revolving Loan Facility are being amortized over five years and fees attributable to the Term Loan are being amortized over seven years, both as a component of interest expense.

Existing Facility
On August 17, 2017, in connection with the Company’s entry into the new Credit Agreement, the Company terminated its existing credit agreement, dated as of November 22, 2011, as amended as of May 10, 2013, and as further amended and restated as of June 10, 2016 (the “Existing Credit Agreement”). Refer to Note 7 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further details regarding the Existing Credit Agreement.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•
during the five-business day period after any ten consecutive trading day period (the “Notes Measurement Period”) in which the "trading price" (as the term is defined in the Indenture) per $1,000 principal amount of notes for each trading day of such Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events; or

•	at any time on or after December 15, 2017 until the close of business on the second scheduled trading immediately preceding the maturity date.
As of September 30, 2017, the Notes are not yet convertible. During the second quarter of 2017, the Notes were reclassified from long-term liabilities to current as these are now within one year of maturity.
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
In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $6.4 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.7 million, were netted with the equity component in stockholders' equity. The unamortized issuance costs balance attributable to the liability component was $0.9 million as of September 30, 2017. Additionally, the Company recorded a deferred tax asset of $0.6 million on a portion of the equity component transaction costs which are deductible for tax purposes.
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization	(9,843)	(21,208)
Net carrying amount	$290,157	$278,792

Equity component (1)	$63,510	$63,510

(1)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
0.25% coupon	$187	$188	$562	$562
Amortization of debt issuance costs	351	332	1,039	982
Amortization of debt discount	3,490	3,300	10,326	9,765
	$4,028	$3,820	$11,927	$11,309

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

Note 8 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of September 30, 2017, the Company's Board of Directors has approved increases to the program on the following dates:

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
The following table provides information about our repurchase of shares of our common stock for fiscal years 2014, 2015, 2016, and 2017:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2014 Repurchases	1,961,085	$45.29	$88,815
2015 Repurchases (2)	4,907,675	$43.99	$215,911
2016 Repurchases	2,524,752	$44.55	$112,488
2017 Repurchases to date (3)	1,665,360	$48.04	$80,000

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

(3)	Represents repurchases for the nine months ended September 30, 2017.

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
The Company’s segments are determined based on the products and services it provides and how the CODM evaluates the business. The Company has the following reportable segments:
Consumer - Includes sales from the Company's brands and are derived from the sale of a variety of products, such as cards and stationery, professionally-bound photo books, home décor, personalized gifts, high quality prints, and other photo-based merchandise, and the related shipping revenues as well as rental revenue from its BorrowLenses brand. Revenue from advertising displayed on the Company's websites is also included in Consumer revenues.
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
The Company’s segment results for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consumer
Net revenues	$135,418	$144,074	$475,153	$476,072
Cost of net revenues	81,439	84,825	263,345	256,438
Restructuring	39	—	1,475	—
Gross profit	$53,940	$59,249	$210,333	$219,634
Gross profit as a percentage of net revenues	40%	41%	44%	46%

Shutterfly Business Solutions (SBS)
Net revenues	$60,025	$43,254	$121,294	$96,926
Cost of net revenues	47,520	30,389	95,256	71,909
Gross profit	$12,505	$12,865	$26,038	$25,017
Gross profit as a percentage of net revenues	21%	30%	21%	26%

Corporate
Net revenues	$—	$—	$—	$—
Cost of net revenues	2,149	2,540	6,831	7,722
Gross profit	$(2,149)	$(2,540)	$(6,831)	$(7,722)

Consolidated
Net revenues	$195,443	$187,328	$596,447	$572,998
Cost of net revenues	131,108	117,754	365,432	336,069
Restructuring	39	—	1,475	—
Gross profit	$64,296	$69,574	$229,540	$236,929
Gross profit as a percentage of net revenues	33%	37%	38%	41%

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

Note 11 — Restructuring

2017 Restructuring Plan

During the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As part of the plan, the following actions were taken:

•	During the second quarter of 2017, the Company reinvested in Tiny Prints as its premium cards & stationery brand and created a Tiny Prints boutique on a dedicated tab on Shutterfly.com;

•	During the second quarter, the MyPublisher brand was retired in favor of the industry leading Shutterfly Photo Books category; and

•	During the third quarter of 2017, the Company launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website
As of September 30, 2017, the Company has substantially completed all actions under the 2017 Restructuring Plan. The Tiny Prints, MyPublisher and Wedding Paper Divas legacy websites were shut down during the first nine months of fiscal 2017. The Company seeks to retain as many customers and as much revenue as possible while migrating customers from the legacy websites to Shutterfly.com. Further, as part of the plan, the Company announced that it would undertake a strategic review of BorrowLenses for possible sale. The Company completed the strategic review process in the third quarter of 2017 and decided to retain and operate the business. Total restructuring costs associated with the 2017 Restructuring Plan were $17.0 million and impacted our restructuring expense line items within cost of net revenues and operating expenses in our condensed consolidated statement of operations as these were incurred during the nine months ended September 30, 2017.

2015 Restructuring Plan

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives ("2015 Restructuring Plan"). Actions pursuant to the 2015 Restructuring Plan were substantially complete as of the first quarter of 2016.

Restructuring Activity

The following table summarizes the restructuring costs recognized during the nine months ended September 30, 2017:

	2017 Restructuring				2015 Restructuring
	Property and equipment	Employee costs	Inventory	Other costs	Property and equipment	Total
Balance as of January 1, 2017[1]	$—	$—	$—	$—	$1,602	$1,602
Restructuring and other charges	8,233	5,851	1,475	1,226	181	16,966
Cash payments	(87)	(4,189)	—	(786)	(268)	(5,330)
Non-cash adjustments [2]	(6,933)	(814)	(1,475)	(23)	—	(9,245)
Balance as of September 30, 2017[1]	$1,213	$848	$—	$417	$1,515	$3,993

[1] The balances as of September 30, 2017 and December 31, 2016 are recorded in accrued liabilities.
[2] Non-cash adjustments include depreciation and amortization of property and equipment (primarily capitalized software development costs and manufacturing equipment) and intangible assets, inventory markdowns, stock-based compensation, and other non-cash costs incurred as part of the restructuring.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Derivative Financial Instruments
In August 2017, the Company entered into certain interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. The Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with the Company’s secured delayed draw Term Loan so that the interest payable on such portion of the Term Loan become fixed at a rate of 4.27% (refer to Note 7 - Debt for further details regarding the term loan facility). The Swap Agreements have a maturity date of August 17, 2023 as compared to August 17, 2024 for the Term Loan. Further, the Term Loan has an interest-rate floor, whereas the Swap Agreements do not include a floor. All other critical terms of the Swap Agreements correspond to the Term Loan, including interest-rate reset dates and underlying market indices. The Company fully drew the Term Loan on October 18, 2017 which is also the effective date of the Swap Agreements. The Company has asserted that it is probable that it will have sufficient outstanding debt throughout the life of the Swap Agreements.
The Company has designated the aforementioned Swap Agreements as qualifying hedging instruments and is accounting for them as cash flow hedges pursuant to ASC 815 (as amended by ASU 2017-12). The Company used the hypothetical derivative method to assess the effectiveness of the Swap Agreements. The fair value of the Swap Agreements was recognized gross as other assets and the corresponding changes in fair value were recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. Since the derivative instrument is an interest-rate swap and the hedged item is interest expense, amounts recorded in other comprehensive income (loss) will be reclassified to interest expense when the hedged interest payment is accrued. The periodic interest settlements for the Swap Agreements are recorded as interest expense and are included as part of the cash flows from operating activities. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months are $0.4 million.
The fair value of the Swap Agreements was $1.4 million as of September 30, 2017 and was classified as other assets in the balance sheet. The unrealized gains recognized in other comprehensive income (loss) were $1.4 million and no amounts were reclassified from other comprehensive income (loss) to interest expense during the three and nine months ended September 30, 2017.
The Company does not use derivative financial instruments for trading purposes.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology initiatives, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2017, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, our manufacturing capabilities, our new production facilities, effective tax rates, outstanding convertible senior notes, stock repurchase program as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “guidance,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, decreased consumer discretionary spending as a result of general economic conditions; our ability to expand our customer base and increase sales to existing customers; our ability to meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis; failure to realize the anticipated benefits of our 2017 restructuring activities; consumer acceptance of our products and services; our ability to develop additional adjacent lines of business; successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; unforeseen changes in expense levels; competition and the pricing strategies of our competitors, which could lead to pricing pressure; the anticipated benefits of expanding the portions of our public cloud infrastructure and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

Overview

Shutterfly, Inc. was incorporated in Delaware in 1999. In September 2006, we completed our initial public offering and our common stock is listed on the NASDAQ Global Select Market under the symbol “SFLY.” Our principal corporate offices are in Redwood City, California.

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

Shutterfly leads the industry in digital personalized photo products and services. Shutterfly helps our customers turn their precious memories into lasting keepsakes with award-winning professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts as well as calendars and prints. Our online photo service helps our customers stay connected with family and friends, empowering them to do more with their pictures by expressing themselves in extraordinary ways.

Tiny Prints is a leading premium online cards and stationery boutique, offering stylish announcements, invitations and personal stationery. The Tiny Prints boutique provides customers exclusive luxe designs curated from top stationery designers. Customers (celebrities and top designers alike) seek us out for our industry-leading designs and exceptional service.

BorrowLenses is a premier online market place for high-quality photographic and video equipment rentals.

Groovebook is an iPhone and Android app and subscription service that prints up to 100 mobile phone photos in a Groovebook and mails it to customers every month.

We generate the majority of our revenues by marketing and manufacturing a variety of products such as cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and high-quality prints. We manufacture many of these items in our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona production facilities. By operating our own production facilities, we can produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. We also operate a network of partners and can seamlessly manage demand across it. Additionally, we sell a variety of products that are currently manufactured for us by third parties, such as calendars, mugs, ornaments, candles, pillows and blankets.

We generate substantially all our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal as we generate approximately 50% of our total net revenues during our fiscal fourth quarter. Further, Tiny Prints generates approximately 70% of its revenue in the fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending. We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

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

In order to successfully execute our strategies, we require a talented leadership team. As a result, we intend to continue our focus to attract, retain, and grow our team; and to build continuity and pursue executional excellence in our daily operations everywhere. By providing our employees with a great place to work, we believe that we continue to strengthen our high-performance culture.

During the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As part of the plan, the following actions were taken:

•	During the second quarter of 2017, we reinvested in Tiny Prints as our premium cards & stationery brand and created a Tiny Prints boutique on a dedicated tab on Shutterfly.com;

•	During the second quarter, the MyPublisher brand was retired in favor of the industry leading Shutterfly Photo Books category; and

•
During the third quarter of 2017, we launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website. The Shutterfly Wedding Shop is a broad offering of personalized wedding products, including invitations, stationery, gifts, keepsakes and albums

As of September 30, 2017, we have substantially completed all actions under the 2017 Restructuring Plan. The Tiny Prints, MyPublisher and Wedding Paper Divas legacy websites were shut down during the first nine months of fiscal 2017. We seek to retain as many customers and as much revenue as possible while migrating customers from the legacy websites to Shutterfly.com. Further, as part of the plan, we announced that we would undertake a strategic review of BorrowLenses for possible sale. We completed the strategic review process in the third quarter of 2017 and decided to retain and operate the business. Total restructuring costs associated with the 2017 Restructuring Plan were $17.0 million and impacted our restructuring expense line items within cost of net revenues and operating expenses in our condensed consolidated statement of operations as these were incurred during the nine months ended September 30, 2017.

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
•Sale of the purchased leased equipment to HP, Inc. ("HP") for $20.5 million; and
•Lease of new equipment from HP

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

During the third quarter of 2017, we signed a multiyear deal with Amazon Web Services, Inc. to migrate to the cloud. This deal will position us to benefit from cost-effective scaling versus remaining in our own data center, enabling us to deliver innovative features and improve customer experience. Beyond the cost savings, we'll see benefits from higher developer productivity and speed of innovation.

Basis of Presentation

Net Revenues.      Our net revenues are comprised of sales generated from Consumer and SBS segments.

Consumer. Our Consumer revenues include sales from all our brands and are derived from the sale of a variety of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, and the related shipping revenues as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our websites is also included in Consumer revenues.

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

Total Customers.     We closely monitor total customers as a key indicator of demand. Total customers represent the number of transacting customers in a given period. An active customer is defined as one that has transacted in the last trailing twelve months. We seek to expand our customer base by empowering our existing customers with sharing and collaboration services, and by conducting integrated marketing and advertising programs. We also acquire new customers through customer list acquisitions. Total customers generally have increased on an annual basis for each year since inception.

Total Number of Orders.     We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met. Orders are typically processed and shipped in approximately three business days after a customer places an order. Total number of orders generally have increased on an annual basis for each year since inception.

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

SBS.        Cost of net revenues for the SBS segment consists of costs which are direct and incremental to the SBS business. These include production costs of SBS products, such as materials, labor and printing costs, shipping costs, indirect overhead and depreciation as well as costs associated with third-party production of goods.

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

Sales and marketing expense consists of costs incurred for marketing programs, and personnel and related expenses for our customer acquisition, product marketing, business development, and public relations activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, social media and online display advertising, radio advertising, television advertising, the purchase of keyword search terms and various strategic alliances. We utilize these efforts to attract customers to our service.

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

Interest Expense.   Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs and our 0.25% coupon payment, costs associated with our syndicated credit facilities, and costs associated with our capital leases and build-to-suit lease financing obligations.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues	100%	100%	100%	100%
Cost of net revenues	67%	63%	62%	59%
Restructuring	—%	—%	—%	—%
Gross profit	33%	37%	38%	41%
Operating expenses:
Technology and development	20%	23%	21%	21%
Sales and marketing	17%	22%	20%	24%
General and administrative	12%	14%	13%	15%
Capital lease termination	—%	—%	1%	—%
Restructuring	2%	—%	3%	—%
Total operating expenses	51%	59%	58%	60%
Loss from operations	(18)%	(22)%	(20)%	(19)%
Interest expense	(4)%	(3)%	(3)%	(2)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(22)%	(25)%	(23)%	(21)%
Benefit from income taxes	9%	10%	9%	8%
Net loss	(13)%	(15)%	(14)%	(13)%

Comparison of the Three Month Periods Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$195,443	$187,328	$8,115	4%
Cost of net revenues	131,108	117,754	13,354	11%
Restructuring	39	—	39	100%
Gross profit	$64,296	$69,574	$(5,278)	(8)%
Gross profit as a percentage of net revenues	33%	37%

Net revenues increased $8.1 million, or 4%, for the three months ended September 30, 2017 as compared to the same period in 2016. Cost of net revenues increased $13.4 million, or 11%, for the three months ended September 30, 2017 as compared to the same period in 2016. As a percentage of net revenues, cost of net revenues increased to 67% in the three months ended September 30, 2017 from 63% in 2016. Gross margin decreased to 33% in the three months ended September 30, 2017 from 37% in the same period in 2016 primarily due to greater SBS segment mix and lower gross margins in the SBS segment.

Consumer Segment

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$135,418	$144,074	$(8,656)	(6)%
Cost of net revenues	81,439	84,825	(3,386)	(4)%
Restructuring	39	—	39	100%
Gross profit	$53,940	$59,249	$(5,309)	(9)%
Gross profit as a percentage of net revenues	40%	41%

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	2,969	3,151	(182)	(6)%
Total Number of Orders	4,861	5,395	(534)	(10)%
Average order value (AOV)	$27.86	$26.71	$1.15	4%

Consumer net revenues decreased $8.7 million, or 6%, in the three months ended September 30, 2017 compared to the same period in 2016. The decrease in Consumer net revenues was due to anticipated revenue declines in the non-Shutterfly brands due to the platform consolidation and the brand shutdowns over the course of the nine months ended September 30, 2017. Total customers decreased 6% and total number of orders decreased 10%, while AOV increased 4% in the three months ended September 30, 2017 compared to the same period in 2016. The decrease in total customers and total number of orders was primarily due to the consumer platform consolidation. AOV increased due to product mix and a lower level of free products in our promotional mix.

Consumer cost of net revenues decreased $3.4 million, or 4%, for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease in cost of net revenues is primarily due to changes in product mix and lower overall consumer volume due to the platform consolidation and improved partner outsourcing costs.

Consumer gross margin decreased to 40% in the three months ended September 30, 2017 from 41% in the same period in 2016. Restructuring charges related to the markdowns of inventories which were determined to be obsolete had an immaterial impact on gross margin in the three months ended September 30, 2017.

SBS Segment

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$60,025	$43,254	$16,771	39%
Cost of net revenues	47,520	30,389	17,131	56%
Gross profit	$12,505	$12,865	$(360)	(3)%
Gross profit as a percentage of net revenues	21%	30%

SBS net revenues increased $16.8 million, or 39%, in the three months ended September 30, 2017 compared to the same period in 2016. The increase in SBS net revenues came both from expansion of projects and higher volumes with existing clients, which included a new multi-year deal with an existing technology client.

SBS cost of net revenues increased $17.1 million, or 56%, for the three months ended September 30, 2017 as compared to the same period in 2016. SBS gross margin decreased to 21% in the three months ended September 30, 2017 from 30% in the same period in 2016 primarily due to lower gross margin on a major new deal we signed with an existing technology client which has low margins during the initial ramp up period. We expect gross margin in connection with this strategic relationship to be lower during the initial ramp period yet to improve over the life of the deal.

Corporate Segment

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	2,149	2,540	(391)	(15)%
Gross profit	$(2,149)	$(2,540)	$391	(15)%

Corporate cost of net revenues decreased $0.4 million, or 15% in the three months ended September 30, 2017 compared to the same period in 2016. The decrease in corporate cost of net revenues was primarily a result of a decrease in amortization of intangible assets as certain of our intangible assets became fully amortized.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Technology and development	$39,614	$43,284	$(3,670)	(8)%
Percentage of net revenues	20%	23%	—	—
Sales and marketing	$33,331	$41,903	$(8,572)	(20)%
Percentage of net revenues	17%	22%	—	—
General and administrative	$23,894	$26,181	$(2,287)	(9)%
Percentage of net revenues	12%	14%	—	—
Restructuring	$3,278	$—	$3,278	100%
Percentage of net revenues	2%	—%	—	—

Our technology and development expense decreased $3.7 million, or 8%, for the three months ended September 30, 2017, compared to the same period in 2016. As a percentage of net revenues, technology and development decreased to 20% in the three months ended September 30, 2017 from 23% in the three months ended September 30, 2016. The overall decrease is primarily due to a decrease of $2.4 million in salaries and benefits relating to decreased headcount due to restructuring, a decrease of $1.5 million in depreciation and amortization due to fully amortized computer equipment, and an increase of $0.7 million of capitalized software and website development costs due to continued investments in mobile, simplifying the customer experience, the consumer platform consolidation and in our SBS business. These factors were partially offset by an increase of $0.8 million in facilities costs primarily resulting from expenditures in connection with database operations and $0.4 million in professional fees.

At September 30, 2017, headcount in technology and development decreased by 9% compared to September 30, 2016, reflecting our strategic focus on improving our long-term operating efficiency through the consumer platform consolidation. In the three months ended September 30, 2017, we capitalized $8.4 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $7.7 million capitalized in the three months ended September 30, 2016, which included $0.3 million of stock-based compensation expense.

Our sales and marketing expense decreased $8.6 million, or 20%, in the three months ended September 30, 2017 compared to the same period in 2016. As a percentage of net revenues, total sales and marketing expense decreased to 17% in the three months ended September 30, 2017 from 22% in the three months ended September 30, 2016. The decrease in our sales and marketing expense was due to a decrease of $5.5 million in marketing campaigns driven by efficiencies resulting from the consumer platform consolidation. There was also a decrease of $1.9 million in salaries and benefits and a decrease of $0.8 million in stock-based compensation, both as a result of lower headcount.

Our general and administrative expense decreased $2.3 million, or 9%, in the three months ended September 30, 2017 as compared to the same period in 2016. As a percentage of net revenues, general and administrative expense decreased to 12% in the three months ended September 30, 2017 from 14% in the three months ended September 30, 2016. The decrease in general and administrative expense was primarily due to a decrease of $1.2 million in depreciation expense, a decrease of $0.9 million in personnel related costs due to lower headcount, and a decrease of $0.4 million in stock based compensation. There was also a decrease of $0.3 million in professional fees and a decrease of $0.3 million in credit card fees. These decreases were partially offset by an increase of $0.6 million in facilities costs.

In the three months ended September 30, 2017, there were $3.3 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $1.8 million in depreciation expense of property and equipment and facility closures, $0.7 million in employee-related costs and $0.8 million related to other costs.

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Interest expense	$(6,699)	$(5,726)	$(973)
Interest and other income, net	253	130	123

Interest expense was $6.7 million for the three months ended September 30, 2017 compared to $5.7 million during the same period in 2016. This increase in interest expense was primarily driven by increases in interest expense from our convertible debt, interest expense from the new credit agreement we entered into during current quarter, and interest expense from additional capital leases compared to prior year.

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Benefit from income taxes	$16,660	$18,235
Effective tax rate	39%	38%

We recorded an income tax benefit of $16.7 million and $18.2 million for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 39% for the three months ended September 30, 2017, compared to 38% for the three months ended September 30, 2016. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, excess tax benefits from stock compensation and the domestic activities production deduction.

Comparison of the Nine Month Periods Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$596,447	$572,998	$23,449	4%
Cost of net revenues	365,432	336,069	29,363	9%
Restructuring	1,475	—	1,475	100%
Gross profit	$229,540	$236,929	$(7,389)	(3)%
Gross profit as a percentage of net revenues	38%	41%
Gross profit excluding restructuring as a percentage of net revenues	39%	41%

Net revenues increased $23.4 million, or 4%, for the nine months ended September 30, 2017 as compared to the same period in 2016. Cost of net revenues increased $29.4 million, or 9%, for the nine months ended September 30, 2017 as compared to the same period in 2016. As a percentage of net revenues, cost of net revenues increased to 62% in the nine months ended September 30, 2017 from 59% in the nine months ended September 30, 2016. Also impacting gross profit in the nine months ended September 30, 2017 was $1.5 million of restructuring charges related to inventory markdowns. Excluding the impact of restructuring charges, gross margin decreased to 39% in the nine months ended September 30, 2017 from 41% in the same period in 2016 primarily due to greater SBS segment mix and lower gross margins in the SBS segment.

Consumer Segment

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$475,153	$476,072	$(919)	—%
Cost of net revenues	263,345	256,438	6,907	3%
Restructuring	1,475	—	1,475	100%
Gross profit	$210,333	$219,634	$(9,301)	(4)%
Gross profit as a percentage of net revenues	44%	46%
Gross profit excluding restructuring as a percentage of net revenues	45%	46%

Consumer net revenues decreased $0.9 million in the nine months ended September 30, 2017 compared to the same period in 2016. The decrease in Consumer net revenues was primarily due to anticipated revenue declines in the non-Shutterfly brands due to the platform consolidation and the brand shutdowns over the course of the nine months ended September 30, 2017.

Consumer cost of net revenues increased $6.9 million, or 3%, for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in cost of net revenues is primarily due to changes in product mix and increased promotions.

In the nine months ended September 30, 2017, gross margin is impacted by $1.5 million of restructuring charges in the Consumer segment. These restructuring charges were related to the obsolete inventory markdowns as part of the Consumer segment restructuring. Consumer gross margin excluding restructuring was 45% in the three months ended September 30, 2017.

SBS Segment

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$121,294	$96,926	$24,368	25%
Cost of net revenues	95,256	71,909	23,347	32%
Gross profit	$26,038	$25,017	$1,021	4%
Gross profit as a percentage of net revenues	21%	26%

SBS net revenues increased $24.4 million, or 25%, in the nine months ended September 30, 2017 compared to the same period in 2016. The increase in SBS net revenues came both from expansion of projects and higher volumes with existing clients, which included a new multi-year deal with an existing technology client.

SBS cost of net revenues increased $23.3 million, or 32%, for the nine months ended September 30, 2017 as compared to the same period in 2016. SBS gross margin decreased to 21% in the nine months ended September 30, 2017 from 26% in the same period in 2016. The decrease in SBS gross margin is primarily due to increased costs associated with expansion of projects with our existing clients. The decrease in SBS gross margin is further impacted by lower gross margin on a major new deal we signed with an existing technology client which has low margins during the initial ramp up period. We expect gross margin in connection with this strategic relationship to be lower during the initial ramp period yet to improve over the life of the deal.

Corporate Segment

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	6,831	7,722	(891)	(12)%
Gross profit	$(6,831)	$(7,722)	$891	(12)%

Corporate cost of net revenues decreased $0.9 million, or 12% in the nine months ended September 30, 2017 compared to the same period in 2016. The decrease in corporate cost of net revenues was primarily a result of a decrease in amortization of intangible assets for those that became fully amortized.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Technology and development	$124,968	$122,866	$2,102	2%
Percentage of net revenues	21%	21%	—	—
Sales and marketing	$119,205	$135,284	$(16,079)	(12)%
Percentage of net revenues	20%	24%	—	—
General and administrative	$79,200	$83,462	$(4,262)	(5)%
Percentage of net revenues	13%	15%	—	—
Capital lease termination	$8,098	$—	$8,098	100%
Percentage of net revenues	1%	—%	—	—
Restructuring	$15,491	$—	$15,491	100%
Percentage of net revenues	3%	—%	—	—

Our technology and development expense increased $2.1 million, or 2%, for the nine months ended September 30, 2017, compared to the same period in 2016 as the Company continues to invest in mobile, simplifying the customer experience, the consumer platform consolidation and our SBS Business. As a percentage of net revenues, technology and development remained flat at 21% in the nine months ended September 30, 2017 and 2016. The overall increase in expense was primarily due to an increase of $6.1 million in professional fees, an increase of $2.8 million in facilities costs primarily resulting from additional co-

location expenses and network and database operations, and an increase in stock-based compensation expense of $1.7 million. These factors were partially offset by an increase of $3.2 million in software and website development costs capitalized, a decrease of $3.5 million in depreciation and amortization expense, and a decrease of $1.9 million in salaries and benefits due to lower headcount due to restructuring.

In the nine months ended September 30, 2017, we capitalized $25.3 million in eligible salary and consultant costs, including $1.0 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $22.2 million capitalized in the nine months ended September 30, 2016, which included $1.2 million of stock-based compensation expense.

Our sales and marketing expense decreased $16.1 million, or 12%, in the nine months ended September 30, 2017 compared to the same period in 2016. As a percentage of net revenues, total sales and marketing expense decreased to 20% in the nine months ended September 30, 2017 from 24% in the nine months ended September 30, 2016. The decrease in our sales and marketing expense was due to a decrease of $8.6 million in integrated marketing campaigns, marketing partnerships, and professional fees due to the efficiencies resulting from the consumer platform consolidation. There were also a decrease of $3.3 million in depreciation and amortization expense as certain of our intangible assets became fully amortized, and decreases of $2.7 million in stock-based compensation and $1.7 million in personnel costs, both as a result of lower headcount due to the restructuring.

Our general and administrative expense decreased $4.3 million, or 5%, in the nine months ended September 30, 2017 as compared to the same period in 2016. As a percentage of net revenues, general and administrative expense decreased to 13% in the nine months ended September 30, 2017 from 15% in the nine months ended September 30, 2016. The decrease in general and administrative expense was primarily due to decreases of $3.4 million in depreciation expense and $1.5 million in professional fees. There was also a decrease of $1.4 million in personnel related costs primarily due to severance costs for the former Chief Executive Officer incurred in the nine months ended September 30, 2016 and due to lower headcount and a decrease of $0.6 million in credit card fees. This was partially offset by an increase of $1.9 million in facilities costs and an increase of $0.6 million in stock-based compensation expense primarily from hiring our Chief Executive Officer in the second quarter of 2016.

In the nine months ended September 30, 2017, there was an $8.1 million capital lease termination charge within operating expenses. This charge related to leased equipment from an existing vendor which we purchased and subsequently resold to HP during the second quarter of fiscal 2017.

In the nine months ended September 30, 2017, there were $15.5 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $8.4 million in depreciation expense of disposed assets and facility closures, and $5.9 million in employee-related costs such as severance and retention expense, and $1.2 million related to other costs.

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Interest expense	$(18,617)	$(17,062)	$(1,555)
Interest and other income, net	687	379	308

Interest expense was $18.6 million for the nine months ended September 30, 2017 compared to $17.1 million during the same period in 2016. This increase in interest expense was primarily driven by increases in interest expense from our convertible debt, interest expense from new credit agreement signed in the third quarter of 2017, and interest expense from additional capital leases compared to prior year.

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Benefit from income taxes	$53,713	$46,290
Effective tax rate	40%	38%

We recorded an income tax benefit of $53.7 million and $46.3 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 40% for the nine months ended September 30, 2017, compared to 38% for the nine months ended September 30, 2016. Factors that impacted the effective tax rate include the federal research and development credit, limitations on executive compensation, excess tax benefits from stock compensation and the domestic activities production deduction.

Liquidity and Capital Resources

At September 30, 2017, we had $56.0 million of cash and cash equivalents and $56.7 million of investments, primarily agency securities and corporate bonds. In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018 (the "Notes"). We anticipate repaying the Notes with the proceeds from our syndicated credit facility which provides (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million expiring in August 2022 (the "Revolving Loan Facility") and (b) a seven-year secured delayed draw term loan facility in an aggregate principal amount of up to $300.0 million expiring in August 2024 (the "Term Loan"). As such, on October 18, 2017, we fully drew the $300.0 million Term Loan facility. The Revolving Loan Facility remains undrawn and available to us.

This $500.0 million credit facility fits well within our overall capital structure strategy. We seek to maintain adequate financial capacity to manage our seasonal cash flows, ensure a reasonable degree of operational flexibility and invest in value-creating growth.

Below is our cash flow activity for the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(22,960)	$(43,733)
Capitalization of software and website development costs	(25,977)	(27,136)
Cash flows used in operating activities	(80,659)	(70,575)
Cash flows used in investing activities	(43,630)	(53,619)
Cash flows used in financing activities	(108,976)	(104,457)

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

We anticipate that total 2017 capital expenditures will be approximately 6% of 2017 net revenues. These expenditures will be used to improve the mobile experience, to develop the SBS platform, to purchase technology and equipment to support the growth in our business, to increase our production capacity, to simplify the process of creating and purchasing personalized products and by continuing to expand the range of products we offer our customers, and to make developments to Shutterfly Photos. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Technology equipment and software	$11,396	$11,912
Percentage of total capital expenditures	21%	17%
Manufacturing equipment, building improvements	13,888	28,527
Percentage of total capital expenditures	26%	41%
Capitalized technology and development costs	25,816	27,039
Percentage of total capital expenditures	49%	39%
Rental Equipment	1,939	2,020
Percentage of total capital expenditures	4%	3%
Total capital expenditures	$53,039	$69,498
Total capital expenditures percentage of net revenues	9%	12%

Operating Activities. For the nine months ended September 30, 2017, net cash used in operating activities was $80.7 million, primarily due to our net loss of $81.6 million and the net change in operating assets and liabilities of $125.0 million. Net cash used in operating activities was adjusted for non-cash items including $66.4 million of depreciation and amortization expense, $32.7 million of stock-based compensation expense, $11.6 million of non-cash restructuring, $11.8 million of amortization of intangible assets, $11.4 million for amortization of debt discount and $8.6 million benefit from deferred income taxes.

For the nine months ended September 30, 2016, net cash used in operating activities was $70.6 million, primarily due to our net loss of $75.1 million and the net change in operating assets and liabilities of $130.1 million. Net cash used in operating activities was adjusted for non-cash items including $69.3 million of depreciation and amortization expense, $33.3 million of stock-based compensation expense, $15.7 million of amortization of intangible assets, $10.7 million for amortization of debt discount and $5.8 million provision from deferred income taxes.

Investing Activities. For the nine months ended September 30, 2017, net cash used in investing activities was $43.6 million. We used $23.0 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $26.0 million for capitalized software and website development and $44.4 million to purchase investments. This was offset by proceeds from the maturities of investments of $28.5 million and proceeds from sale of property and equipment of $21.2 million.

For the nine months ended September 30, 2016, net cash used in investing activities was $53.6 million. We used $43.7 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $27.1 million for capitalized software and website development and $21.9 million to purchase investments. This was offset by proceeds from the maturities and sales of investments of $25.1 million and proceeds from sale of property and equipment of $14.1 million.

Financing Activities. For the nine months ended September 30, 2017, net cash used in financing activities was $109.0 million. We used $80.0 million to repurchase shares of our common stock and $24.8 million for payments of capital leases and financing obligations which includes $12.2 million of payments made in connection with certain capital leases that were terminated as part of the upgrade of our color printer fleet during the second quarter of 2017. We also used $4.8 million for the payment of credit agreement issuance costs. This was offset by $0.6 million of proceeds from the issuance of common stock from the exercise of stock options.

For the nine months ended September 30, 2016, net cash used in financing activities was $104.5 million. We used $90.8 million to repurchase shares of our common stock. We also used $15.1 million for payments of capital leases and financing obligations and $1.3 million for payment of contingent consideration liabilities. This was offset by $0.9 million in excess tax benefit from stock-based compensation expense and $1.9 million of proceeds from the issuance of common stock from the exercise of stock options.

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

The table below shows the trend of Non-GAAP net loss, Non-GAAP net loss per share, Non-GAAP adjusted EBITDA and Non-GAAP adjusted EBITDA minus capital expenditures as a percentage of net revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues	$195,443	$187,328	$596,447	$572,998

GAAP net loss	$(25,607)	$(29,155)	$(81,639)	$(75,076)
GAAP net loss % of net revenues	(13)%	(16)%	(14)%	(13)%
GAAP net loss per share	$(0.78)	$(0.86)	$(2.45)	$(2.19)

Non-GAAP net loss	$(23,959)	$(29,155)	$(67,021)	$(75,076)
Non-GAAP net loss % of net revenues	(12)%	(16)%	(11)%	(13)%
Non-GAAP net loss per share	$(0.73)	$(0.86)	$(2.01)	$(2.19)

Non-GAAP adjusted EBITDA	$3,047	$(1,993)	$18,489	$13,663
Non-GAAP adjusted EBITDA % of net revenues	2%	(1)%	3%	2%

Non-GAAP adjusted EBITDA minus capital expenditures	$(23,743)	$(25,769)	$(34,550)	$(46,008)
Non-GAAP adjusted EBITDA minus capital expenditures % of net revenues	(12)%	(14)%	(6)%	(8)%

For the three months ended September 30, 2017 and 2016, our Non-GAAP net loss was $24.0 million and $29.2 million, respectively. In addition, during the three months ended September 30, 2017 and 2016, Non-GAAP net loss per share was $0.73 and $0.86, respectively.

For the three months ended September 30, 2017 and 2016, our adjusted EBITDA and adjusted EBITDA loss was $3.0 million and $2.0 million, respectively. In addition, during the three months ended September 30, 2017 and 2016, adjusted EBITDA minus capital expenditures was a loss of $23.7 million and $25.8 million, respectively.

For the nine months ended September 30, 2017 and 2016, our Non-GAAP net loss was $67.0 million and $75.1 million, respectively. In addition, during the nine months ended September 30, 2017 and 2016, Non-GAAP net loss per share was $2.01 and $2.19, respectively.

For the nine months ended September 30, 2017 and 2016, our adjusted EBITDA was $18.5 million and $13.7 million, respectively. In addition, during the nine months ended September 30, 2017 and 2016, adjusted EBITDA minus capital expenditures was a loss of $34.6 million and $46.0 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and improving adjusted EBITDA minus capital expenditures.

The following is a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share, Non-GAAP adjusted EBITDA and Non-GAAP adjusted EBITDA minus capital expenditures to the most comparable GAAP measure, for the three and nine months ended September 30, 2017 and 2016 (in thousands except per share amounts):

Reconciliation of Net Loss to Non-GAAP Net Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GAAP net loss	$(25,607)	$(29,155)	$(81,639)	$(75,076)
Capital lease termination	—	—	8,098	—
Restructuring	3,317	—	16,966	—
Tax benefit impact of restructuring and capital lease termination charges	(1,669)	—	(10,446)	—
Non-GAAP net loss	$(23,959)	$(29,155)	$(67,021)	$(75,076)

GAAP diluted shares outstanding	32,878	33,932	33,363	34,235
Non-GAAP diluted shares outstanding	32,878	33,932	33,363	34,235

GAAP net loss per share	$(0.78)	$(0.86)	$(2.45)	$(2.19)
Non-GAAP net loss per share	$(0.73)	$(0.86)	$(2.01)	$(2.19)

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(25,607)	$(29,155)	$(81,639)	$(75,076)
Add back:
Interest expense	6,699	5,726	18,617	17,062
Interest and other income, net	(253)	(130)	(687)	(379)
Benefit from income taxes	(16,660)	(18,235)	(53,713)	(46,290)
Depreciation and amortization	24,815	27,587	78,137	85,058
Stock-based compensation expense	10,736	12,214	32,710	33,288
Restructuring	3,317	—	16,966	—
Capital lease termination	—	—	8,098	—
Non-GAAP Adjusted EBITDA	$3,047	$(1,993)	$18,489	$13,663

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA minus Capital Expenditures
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 [2]	2017	2016 [2]
Net cash used in operating activities	$(21,945)	$(4,881)	$(80,659)	$(70,575)
Add back:
Interest expense	6,699	5,726	18,617	17,062
Interest and other income, net	(253)	(130)	(687)	(379)
Benefit from income taxes	(16,660)	(18,235)	(53,713)	(46,290)
Changes in operating assets and liabilities	35,336	29,155	124,966	130,133
Other adjustments	(2,575)	(13,628)	(3,463)	(16,288)
Capital lease termination	—	—	8,098	—
Cash restructuring	2,445	—	5,330	—
Non-GAAP Adjusted EBITDA	3,047	(1,993)	18,489	13,663
Less:
Purchases of property and equipment, including accrued amounts	(18,302)	(14,957)	(27,223)	(42,459)
Capitalized software and website development costs, including accrued amounts	(8,488)	(8,819)	(25,816)	(27,039)
Capex adjustments [1]	—	—	—	9,827
Non-GAAP Adjusted EBITDA minus capital expenditures	$(23,743)	$(25,769)	$(34,550)	$(46,008)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.     We have exposure to interest rate risk that relates primarily to our investment portfolio and our syndicated credit facility which provides (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million ("Revolving Loan Facility") and (b) a seven-year secured delayed draw term loan facility (“Term Loan”) in an aggregate principal amount of up to $300.0 million. We maintain our portfolio of cash equivalents and investments in a variety of agency bonds and corporate debt securities. All of our cash equivalents are carried at market value. We may draw funds from our syndicated credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase. As of September 30, 2017, we had not borrowed any funds under our Revolving Loan Facility or our Term Loan. However, on October 18, 2017, we fully drew $300.0 million on the Term Loan facility. We do not believe that a 10% change in interest rates would have a significant impact on our interest income and expense, operating results, or liquidity.

In August 2017, in order to mitigate future interest-rate risk, we entered into certain interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. The Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with our Term Loan so that the interest payable on such portion of the Term Loan become fixed at a rate of 4.27% (refer to Note 7 and Note 12 of Notes to Consolidated Financial Statements for further details regarding the Term Loan and the Swap Agreements). Changes in the overall level of interest rates affect the fair value of the Swap Agreements that we recognize in our consolidated balance sheet. As of September 30, 2017, if LIBOR-based interest rates would have been higher by 100 basis points, the aggregate fair value of the Swap Agreements would have increased by approximately $6.9 million.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of September 30, 2017, our investments totaled $56.7 million, which represented approximately 66% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the third quarter of 2017.

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

In February 2017, we announced a series of internal restructuring initiatives that were substantially completed in the first nine months of 2017. These initiatives contemplated a number of things, including consolidation of our technical platforms and a reduction in our workforce in multiple locations. We expect these initiatives will allow us to gain technological, operating and financial efficiencies. By their nature, these initiatives will make it more difficult to predict our financial performance, which could cause increased volatility in our stock price. We could face challenges in retaining personnel and unexpected issues with our technical platform consolidation, and if these initiatives do not have the intended effects, our results of operations could suffer. In addition, we could face issues with the migration of customers from Tiny Prints, Wedding Paper Divas, and MyPublisher legacy websites to Shutterfly.com which could result in lower than expected revenue.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to upgrade and expand our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 8%, 8% and 10% of total net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that total capital expenditures for the year ending December 31, 2017 will be approximately 6% of 2017 net revenues. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina; Tempe, Arizona; or Shakopee, Minnesota production facilities, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

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

•
our ability to address increased shipping delays caused by our third-party shippers' inability to handle the ever-increasing number of consumers ordering goods online, particularly during the holiday shopping season;

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
•provide a high-quality customer experience, including superior customer service and timely product deliveries;

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

SBS revenue as a percentage of total net revenue was 12% in 2016, 9% in 2015 and 5% in 2014. Our SBS revenue is highly concentrated in a small number of customers and the loss of, or reduction in volume from, one or more of our SBS customers could decrease SBS revenue and adversely impact our total net revenue. Our SBS customers also come from a variety of industries, often creating regulatory compliance issues for us as well as the need to maintain security for third-party data. These SBS customers also demand strict security requirements and specified service levels. If we fail to meet these service levels, we may not only lose an SBS customer but may have to pay punitive costs for such failures. As our SBS business grows, issues that impact our sales to SBS customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to SBS customers and may not sell as successfully to SBS customers, who often have long sales cycles, long implementation periods and significant upfront costs. To compete effectively in the SBS market, we have in the past, and may in the future, be forced to offer significant discounts to large SBS customers at lower margins and/or reduce or withdraw from existing relationships with smaller SBS customers, which could negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

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

Portions of our infrastructure, especially our photos domain for Shutterfly Photos, have run on a public cloud service (Amazon Web Services, Inc. or "AWS") for several years. In the third quarter of 2017, Shutterfly added additional workloads to AWS thereby expanding the portions of our infrastructure run on a public cloud service, and we intend to continue to expand our use of AWS. Any disturbances in the AWS system may create unforeseen technical issues, which would negatively influence our business and reputation. Although we leverage the redundancy features available from our public cloud service provider, any outage to their infrastructure could adversely impact our site availability, potentially leading to poor customer experience and data loss.

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

We depend in part on third parties to implement and maintain certain aspects of our Internet and communications infrastructure and printing systems. Therefore, many of the causes of system interruptions or interruptions in the production process may be outside of our control. As a result, we may not be able to remedy such interruptions in a timely manner, or at all. Our business interruption insurance policies do not address all potential causes of business interruptions that we may experience, and any proceeds we may receive from these policies in the event of a business interruption may not fully compensate us for the revenues we may lose.

Any failure by us to protect the confidential information of our customers and networks against security breaches and the risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

A significant prerequisite to e-commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, even though we do not store customer credit cards on our computer system and use third-party systems to clear transactions, in case of an outage to a third-party system, we will temporarily store and bill our customers’ credit card accounts directly; orders are then shipped to a customer’s address and customers log on using their e-mail address. We rely on encryption and authentication technologies licensed from third parties to affect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, hacking or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. Our expanded use of cloud-based services (such as AWS) could also increase the risk of security breaches as cyber-attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. For example, in 2014, we experienced a cyber-attack on our Tiny Prints, Treat and Wedding Paper Divas websites, which may have exposed the email addresses and encrypted passwords used by our customers to login to their accounts. We encrypt customer credit and debit card information, and we have no evidence that such information was compromised; however, any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and potential liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

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

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. The computer hardware necessary to operate our website is in Las Vegas, Nevada. We also have computer hardware located in our production facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. In addition, we also use third-party public clouds for our system operation. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, hacking, distributed denial of service attacks, misuse by spammers, terrorist attacks, acts of war and similar events. In addition, our headquarters are located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm our operations. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Groovebook and BorrowLenses brands. Due to the competitive nature of the digital photography products and services markets, if we are unable to successfully promote our brands, we may fail to attract new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would substantially harm our business and results of operations.

If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer. In addition, we may need to expand beyond our current customer demographic to grow our business.

Although earlier in our history we have focused our business on consumer markets for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as professionally-bound photo books, cards and stationery, calendars and other photo merchandise. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home décor, including wall art, ornaments and pillows, and video equipment rentals through the BorrowLenses brand. In the future, we may need to address additional markets and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new market segments or develop a significantly broader customer base may not be successful. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

We currently outsource some of our off-line and on-line marketing, and some of our customer service activities to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

We currently outsource some of our off-line and on-line marketing, and some of our customer service activities to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brands and harm our business and results of operations. In the fourth quarter of 2015, a third-party customer service provider experienced a disruption that affected our operations during peak times.

We currently depend on third-party suppliers for our photographic print paper, printing machines and other supplies, which expose us to risks if these suppliers fail to perform under our agreements with them.

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

As of September 30, 2017, Shutterfly had 110 patents issued, and had more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

•	The Restore Online Shoppers’ Confidence Act (“ROSCA”) prohibits and prevents Internet-based post-transaction third-party sales and imposes specific requirements on negative option features.

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

Although our websites' terms of use specifically require customers to represent that they have the right and authority to provide and submit to us and to reproduce the content they provide and submit and that the content is in full compliance with all relevant laws and regulations and does not infringe on any third-party intellectual property or other proprietary rights or rights of publicity or rights of privacy, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party or another party's right of privacy or right of publicity, or that would be considered to be defamatory, pornographic, hateful, racist, scandalous, obscene or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction which could substantially harm our business and results of operations.

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

It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. We use numerous third-party licensed software packages, most notably our equity software and our SBS resource planning software, which are complex and fully integrated into our financial reporting. Such third-party software may contain errors that we may not identify in a timely manner. If those errors are not identified and addressed timely, our financial reporting may not be in compliance with generally accepted accounting principles. Any such delays, errors or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining. Through September 30, 2017, we have repurchased $503.2 million in stock under our total authorized amount of $646.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 18, 2017, the Company’s Board of Directors approved an increase to repurchase up to $140.0 million in addition to amounts authorized to date. As of September 30, 2017, approximately $142.8 million remained available for stock repurchases pursuant to our stock repurchase program. The following table provides information about our repurchase of shares of our common stock during the third quarter of the fiscal year 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2) (3)
July 1, 2017 to July 31, 2017	464,302	$47.14	464,302	$150,902
August 1, 2017 to August 31, 2017	168,020	48.29	168,020	142,787
September 1, 2017 to September 30, 2017	—	—	—	142,787
	632,322	$47.44	632,322	$142,787

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
10.01
Credit Agreement, dated as of August 17, 2017, by and among Shutterfly, Inc., the Lenders (as defined therein) and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.01 to Shutterfly's Current Report Form 8-K filed on August 17, 2017).

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: October 31, 2017	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 31, 2017	By:	/s/ Michael Pope
Michael Pope
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01
Credit Agreement, dated as of August 17, 2017, by and among Shutterfly, Inc., the Lenders (as defined therein) and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.01 to Shutterfly's Current Report Form 8-K filed on August 17, 2017).

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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