Form 10-K
period 2017-12-31
SHUTTERFLY INC
filed 2018-02-20
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-33031

SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
( State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2800 Bridge Parkway Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code
(650) 610-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	The Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑

As of June 30, 2017, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price of our Common Stock on June 30, 2017 as reported on The Nasdaq Global Select Market was $1,583,585,733.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2018
Common stock, $0.0001 par value per share	32,516,924

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to our 2018 Annual Meeting of the Stockholders (the “Proxy Statement”) have been incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K, as specified in the responses to the item numbers involved. Except for information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

ITEM 1. BUSINESS.

Overview

Shutterfly, Inc. ("Shutterfly") was incorporated in the state of Delaware in 1999. In September 2006, we completed our initial public offering and our common stock is listed on The Nasdaq Global Select Market under the symbol “SFLY.” Our principal corporate offices are in Redwood City, California.

We are the leading digital retailer and manufacturer of high-quality personalized products and services. Our purpose is to share life’s joy by connecting people to what matters as the leading retailer and manufacturing platform for personalized products. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

Our high-quality products and services and the compelling experience we create for our customers, combined with our focus on continuous innovation, have allowed us to establish premium brands. We realize the benefits of premium brands through high customer loyalty, low customer acquisition costs and premium pricing. Our trusted premium brands are:

Shutterfly leads the industry in personalized photo products and services. Shutterfly helps our customers turn their precious memories into lasting keepsakes with award-winning professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts as well as calendars and prints.

The Tiny Prints boutique offers premium cards and stationery, stylish announcements, invitations and personal stationery. The Tiny Prints boutique provides customers exclusive luxe designs curated from top stationery designers. Customers (celebrities and top designers alike) seek us out for our industry-leading designs and exceptional service.

BorrowLenses is the premier online marketplace for high-quality photographic and video equipment rentals.

Groovebook is an iPhone and Android app and subscription service that prints up to 100 mobile phone photos in a Groovebook and mails it to customers every month.

Shutterfly Business Solutions (SBS) provides personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers.

We generate most of our revenues by marketing and manufacturing a variety of products such as cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and high-quality prints. We manufacture many of these items in our Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona production facilities. By operating our own production facilities, we can produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. We also operate a network of partners and can seamlessly manage demand across it. Some of the products that are currently manufactured for us by third parties include calendars, mugs, ornaments, candles, pillows and blankets.

Substantially all our revenue is generated from sales originating in the United States and our sales cycle has historically been highly seasonal as approximately 50% of our total net revenues occur during our fiscal fourth quarter. Further, our Tiny Prints boutique generates approximately 70% of its revenue in the fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending. We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

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

On January 30, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lifetouch, Inc. (“Lifetouch”) and Lifetouch Inc. Employee Stock Ownership Trust (the “Seller”), pursuant to which we will acquire 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller. The consummation of the acquisition is subject to customary closing conditions, including regulatory approval among other conditions. Under the terms of the Purchase Agreement, the consideration for the acquisition will consist of an all-cash purchase price of $825.0 million subject to certain post-closing adjustments based on a determination of closing net working capital, transaction expenses, cash and indebtedness. We expect to close the acquisition in the second quarter of 2018 and will finance the all-cash purchase price with an incremental $825.0 million term loan issuance. In connection with the Purchase Agreement, we entered into a commitment letter (the "Commitment Letter"), dated as of January 30, 2018, with Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), pursuant to which Morgan Stanley has committed to provide a secured incremental term loan facility in an aggregate amount of $825.0 million under our existing credit agreement. Issuance of the secured incremental term loan is subject to various conditions, including the execution of the definitive documentation and other customary closing conditions.

Lifetouch provides Shutterfly with a highly complementary business. We expect to gain access to many Lifetouch customers as Shutterfly customers, where they will benefit from Shutterfly’s leading cloud-photo management service, product creation capabilities, mobile apps, and broad product range. Lifetouch will be able to offer Shutterfly’s broader product range to Lifetouch customers, as well as to accelerate the development of Lifetouch’s online order-taking platform. We also expect to realize significant supply chain, manufacturing, and fulfillment synergies over time.

During the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As part of the plan, the following actions were taken:

•
During the second quarter of 2017, we shut down the legacy Tiny Prints website and reinvested in Tiny Prints as our premium cards & stationery brand, creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com;

•	During the second quarter, the MyPublisher brand was retired in favor of the industry-leading Shutterfly Photo Books category; and

•
During the third quarter of 2017, we launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website. The Shutterfly Wedding Shop is a broad offering of personalized wedding products, including invitations, stationery, gifts, keepsakes and albums.

As of December 31, 2017, we substantially completed all actions under the 2017 Restructuring Plan. The Tiny Prints, MyPublisher and Wedding Paper Divas legacy websites were shut down during the first nine months of 2017. We planned to retain as many customers and as much revenue as possible while migrating customers from the legacy websites to Shutterfly.com and were successful in doing so. Further, as part of the plan, we announced that we would undertake a strategic review of BorrowLenses for possible sale. We completed the strategic review process in the third quarter of 2017 and decided to retain and operate the business. Total restructuring costs associated with the 2017 Restructuring Plan were $16.8 million and impacted our restructuring expense line items within cost of net revenues and operating expenses in our consolidated statement of operations, as these were incurred during the twelve months ended December 31, 2017.

During the second quarter of 2017, we took advantage of an opportunity to complete the upgrade of the majority of our color printer fleet. The benefits of the upgrade include improved quality, increased throughput and automation, and lower consumable costs. We expect the new equipment to result in approximately $15.0 million in expense savings over the next five years. There are three pieces of this transaction as follows:
•Purchase of leased equipment from an existing vendor for $21.6 million;
•Sale of the purchased leased equipment to HP, Inc. ("HP") for $20.5 million; and
•Lease of new equipment from HP.

In the purchase of the existing leased equipment, the difference between the payment of $21.6 million and the fair value of the asset resulted in an $8.1 million capital lease termination charge (a separate line item in the consolidated statement of operations). The purchased equipment assets were recorded on the balance sheet at fair value of $12.9 million. The subsequent sale of the equipment to HP for $20.5 million resulted in the removal of the equipment assets and a capital lease incentive of $7.9 million to be amortized over the new lease term. Lastly, we leased new equipment from HP which upgraded most of our remaining color fleet to HP's high-end printers.

Segment Information

Our reportable segments are Consumer, Shutterfly Business Solutions ("SBS").

Consumer

Our Consumer revenues include sales from all our brands and are derived from the sale of a variety of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, and related shipping revenues, as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our websites is also included in Consumer revenues. Consumer revenues as a percentage of total net revenues were 84% in 2017, 88% in 2016 and 91% in 2015.

SBS

Our SBS revenues are primarily from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers. We target the financial, retail, technology and health care verticals primarily with our direct sales team. With the help of our leading manufacturing platform, we are building a scalable SBS platform that enables any of our clients to optimize their integrated marketing campaigns. We continue to focus our efforts in expanding our presence in these industries. SBS revenues as a percentage of total net revenues were 16% in 2017, 12% in 2016 and 9% in 2015.

In addition to the above reportable segments, we have a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation expense and amortization of intangible assets.

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

Business Initiatives

Consumer

During the first quarter of 2017, we announced a restructuring of our Consumer business over the course of 2017, simplifying our brand portfolio, creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com, and shutting down the legacy Tiny Prints, Wedding Paper Divas, and MyPublisher websites while encouraging those customers to migrate to Shutterfly.com. We anticipated that a transition of this magnitude would inevitably lead to the loss of some customers and revenues and sought to minimize the impact through investments in a simple migration process, in a great new home for Tiny Prints on Shutterfly.com, in further differentiating Tiny Prints as a premium brand, and in clear customer communications.

We completed all actions under the Restructuring Plan during 2017 and as a result, the Tiny Prints, MyPublisher and Wedding Paper Divas legacy websites were shut down during 2017. We were pleased to see that premium features of the Tiny Prints boutique resonated with customers, and encouraged that customers migrating from the legacy websites significantly increased their purchases of Shutterfly-brand products.

During 2017, we continued to make progress on our mobile app. We launched more than 40 new products in the app during 2017, while improving and simplifying in-app creation. We now have products from all our categories available in the app. We also improved and simplified the in-app creation experiences for Personalized Gifts, Home Décor, and Photo Books categories with more styles, designs, layouts and text options. In 2017, the percentage of revenues coming from mobile sources for the Shutterfly brand increased to 23% from 18% in 2016 and 13% in 2015. We continued to see a high install-to-first order ratio and attractive customer acquisition costs, with customers acquired via the mobile app having a superior return on investment ("ROI") versus customers acquired via desktop browser.

We’re also proud of our execution against technology and manufacturing, with significant year-over-year improvements in the speed and availability of our site, apps, and upload experiences. For example, the homepage of Shutterfly.com loaded twice as quickly this year as compared to the fourth quarter of 2017. Our manufacturing platform set new records for quality, delivery speed, and customer service, benefiting from the platform consolidation, process improvements, and equipment upgrades.

We continued to launch new physical products in 2017, including new products in the Personalized Gifts and Home Décor category, in addition to launching new products and designs in Photo Books, Cards and Stationery, and our Wedding category. Our Personalized Gifts and Home Décor category continued to gain traction with customers, growing at a double-digit rate year-over-year.

To support our business strategies within the Consumer segment, we use a variety of integrated marketing programs, including strategic marketing partnerships, e-mail marketing to prospects and existing customers, search engine marketing ("SEM"), search engine optimization ("SE"), affiliate marketing, display advertising, traditional direct marketing mailings such as postcards and seasonal catalogs, print advertising and other broadcast media. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brands on the products and packaging provides ongoing advertising.

Throughout 2017, we deployed dozens of highly integrated channel campaigns with a balance of direct response and brand awareness that enabled the company to reach new levels of brand awareness and engagement. During 2017, we entered into a philanthropic partnership with the Make-a-Wish Foundation. Further, our philanthropic partnership with The Ellen Show entered its sixth season in 2017 and we also launched new partnerships with other category leaders. Lastly, we continue to work closely with our key advertising partners to participate in new programs.

During 2017, we signed a multi-year deal with Amazon Web Services, Inc. ("AWS") to migrate our data to the cloud. This deal positions us to benefit from a cost-effective solution to scaling compared to the outlook from remaining in our own data center, enabling us to deliver innovative features and improve customer experience. Beyond anticipated cost savings, we expect to see benefits from higher developer productivity and speed of innovation.

SBS

In 2017, SBS delivered strong performance through automation and more focused sales. We were successful in winning follow-on contracts from our existing key clients where our ability to execute on personalized print and digital communications at scale resulted in additional programs and volumes. As such, we signed a major multi-year deal with an existing technology client in 2017 and we continue to focus on obtaining additional new customers as well as deepening our existing relationships.

We believe customers are coming to SBS because we provide value at a level much above a traditional printer. We are an integrated marketing partner and with the help of our leading manufacturing platform, we are building a scalable SBS platform that enables any of our clients to optimize their integrated marketing campaigns. We believe our platform investments will further differentiate SBS and position us to capitalize on an important new industry opportunity.

Strategy

Our vision is strongly motivated by the belief that sustainable growth comes from innovating on behalf of customers over the long term. We have four key areas of strategic focus:

•	Make purchasing personalized products simple

Our goal is to improve and over time radically simplify every aspect of the creation and purchase process. We plan to continue to build on the progress we have already made in simplifying the creation and purchase of personalized products, focusing on personalization and targeting across the entire customer journey, ranging from personalized marketing using the customer’s most relevant photographs, to highly targeted promotions, to products automatically created for customers. We plan to upgrade our entire suite of marketing tools and platforms in the first half of 2018, implementing best-in-class third-party platforms, improving our promotional tools to allow more flexible and targeted promotions, building expanded up-sell and cross-sell capabilities, increasing our use of machine-learning-based targeting algorithms, and continuing to expand automated product creation. At the same time, we’ll continue to focus on improving speed and availability. And, as we work towards that long-term vision, we will seek to improve the customer experience we offer today to decrease friction, increase speed, and continue to inspire our customers.

•	Offer customers a broader range of products

Throughout Shutterfly’s history, category expansion and new product launches have been one of the most reliable drivers of growth. We envision a future where we offer the broadest possible selection of premium, personalized products. In 2018, we will launch two new product categories, Kids and Pets, while continuing to launch additional product types in the Home Décor and Personalized Gifts categories. We also expect to reduce the cost and time to launch a new product to further accelerate the pace of product introduction in 2018 and beyond.

•	Pivot towards mobile

Mobile is a core element of our growth strategy itself and the above mentioned two areas of strategic focus also support our ambitious plans for mobile in 2018. We will continue to add more products to the app and iterate on our simplified and intuitive creation paths. We will make significant enhancements to our shopping experience and navigation to support discovery even as our product catalog expands, and give greater prominence to personalized campaigns and automatically created products in the app. Our mobile platform has a strong focus on monetization, optimizing conversion to first purchase and driving customer lifetime value through expanded use of impulse buy and cross-sell campaigns. We expect to continue to acquire new customers to mobile whom we would not have acquired on the web, and over time, we expect to create mobile-first and mobile-only experiences as well.

•	Leverage our manufacturing platform

With SBS, we have already demonstrated that we can leverage our existing capabilities to build an entirely new business to a new set of customers, providing variable and just-in-time printing needs and driving volume through our fixed-cost infrastructure. SBS historically has built dedicated systems to support each large customer and we are now building a scalable platform that enables any of our clients to optimize their integrated marketing campaigns. We intend to leverage this work to obtain additional SBS customers. Over time, we expect to leverage our manufacturing platform to serve a broader set of Enterprise customers and business use-cases above and beyond SBS. In 2017, we took advantage of an opportunity to complete the upgrade of the majority of our color printer fleet that enabled us to improve quality, increase throughput and automation, and lower consumable costs. In 2018, we expect to continue to deliver further improvements on quality, cost, automation, lower reliance on seasonal labor and speed of delivery.

Technology and Production Systems

We intend to continue our efforts to make improvements in our platform and infrastructure including our big data strategy and analytics, e-commerce development, and manufacturing scale and automation. The scale and scope economies from our vertically integrated manufacturing and supply chain enable us to extend our competitive position and improve overall customer satisfaction, further strengthening our competitive position.

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

By using this deep customer intelligence and ongoing analysis, we can offer customers a more personalized website experience and target them with specific website promotions, discounts, specialized e-mail, and direct mail offers. Our promotion engine generates special offers that are applied automatically at checkout.

We are also able to dynamically assign visitors to test and control groups who are shown different versions of our service. This form of A-B testing enables us to continuously optimize products, promotions, and user interaction with our websites.

Website system. We have designed our website systems to be secure and highly available within a managed data center as well as within leading public clouds. We can scale to increasing numbers of customers cost-effectively by adding relatively inexpensive industry-standard computers and servers and by scaling our use of public clouds. We have a strong commitment to our privacy policy, and we utilize technologies such as firewalls, encryption technology for secure transmission of personal information between customers’ computers and our website system, and intrusion detection systems.

Image archive. We store our customers’ images in our image archive as well as public clouds. Once a customer uploads a photo to our website, it is copied to highly redundant storage systems. We continue to expand our storage capacity to meet increasing customer demand. Our innovative storage architecture provides low storage costs, facilitates the safe, secure archiving of customers’ images and delivers the speed and performance required to enable customers to access, enhance and edit their images in real-time.

Render farm. Once a customer orders a photo or any photo-based product, our render farm technology performs fully automated image processing on the image prior to production. Once a customer orders a photo or any photo-based product, our render farm technology performs fully automated image processing on the image prior to production. Except for 4x6 and 5x7 prints, the customer’s original uploaded image is retrieved from the image archive for production purposes. The render farm applies automatic algorithms to enhance the color, contrast and sharpness to every image before it is sent to production, unless the customer had explicitly chosen not to do so. The render farm also performs customer-requested edits such as crop, borders, customized back-printing and red-eye removal.

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

Shutterfly Photos. We also made progress toward our vision of creating a world-class memory management service connected to the smartest personalized e-commerce solutions with our Shutterfly Photos. By modernizing our technology platform and developing new customer-friendly features, we have addressed the friction points caused by multiple devices, fragmented storage options, and limited organization and search capabilities for interacting with photos and videos.

Our technology and development expense was $168.4 million, $166.9 million, and $155.3 million in 2017, 2016 and 2015, respectively.

Competition

The industry for personalized and digital photography products and services is large, evolving, and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

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

●
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Postable, Artifact Uprising and Chatbooks;

●	Photo-related software companies such as Apple, Microsoft, and Adobe;

●
Online and offline companies specializing in photo-based merchandise and personalized home décor such as Zazzle, CafePress, Art.Com, Canvas On Demand, Personalization Mall, Personal Creations, Things Remembered, Mark & Graham, CustomInk, Teespring and Etsy.

●	Providers of digital alternatives to our products, such as Paperless Post, Evite, Animoto, and PicCollage.

●	Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

●	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

●	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, Cameralends, AbelCine, and Adorama.

We believe the primary competitive factors in attracting and retaining customers are brand recognition and trust, quality of products and services, breadth of products and services, user affinity and loyalty, customer service, ease of use, convenience, and price.

We believe that we compete favorably with respect to many of these factors, particularly customer trust and loyalty, quality and breadth of products and services, and customer service. Many of our competitors promote their products based on low prices or the convenience of same-day availability for digital photos printed in drugstores or other retail outlets. Generally, we distinguish ourselves from such competitors principally based on product quality and innovation, rather than price or same-day delivery.

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

As of December 31, 2017, we had 113 issued patents, which expire at various dates between 2019 and 2036, and more than 20 patent applications pending in the United States. Our issued patents and patent applications relate primarily to intelligent product creation; image uploading, sharing, and editing; ordering and sharing products; cloud image storage infrastructure; machine learning; manufacturing optimization; mobile and social media technologies; and automated and personalized manufacturing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brands are “Shutterfly” and “Tiny Prints”. We hold applications and/or registrations for the Shutterfly and Tiny Prints trademarks in our major territories of the United States and Canada, as well as in the European Community. We also hold applications and registrations for the Shutterfly mark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints marks in Australia and New Zealand. We own the domains Shutterfly.com, TinyPrints.com, BorrowLenses.com and Groovebook.com among others.

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

We post on our websites our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition. In this regard, there are many federal and state legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted and certain proposals, such as required use of disclaimers, if adopted, could harm our business through a decrease in user registrations and revenues.

Employees

As of December 31, 2017, we had 1,934 full time employees. Below is a summary of employees by function as of December 31, for each of the last three years:

	2017	2016	2015
Cost of revenue	987	1,018	999
Technology and development	533	585	560
Sales and marketing	236	290	272
General and administrative	178	191	185
Total	1,934	2,084	2,016

During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. For example, during our peak production period in the fourth quarter of 2017, we used approximately 4,000 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet website is located at https://www.shutterflyinc.com. The information on our website is not a part of this annual report on Form 10-K. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our Internet website.

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter. For example, we generated approximately 50% of our net revenues in the fourth quarter during each of the last three years. In addition, we incur significant additional expenses in the period leading up to the fourth quarter holiday season, including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. We face intense competition for seasonal and temporary workers. If we are unable to accurately forecast expense levels, our results of operations would likely be negatively impacted. Additionally, if we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

We also base our operating expense budgets on expected net revenues trends. A portion of our expenses, such as office, production facility, and various equipment leases and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter, particularly in the fourth quarter.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to upgrade and expand our current production capability to meet our projected net revenues targets. Our capital expenditures were approximately 6%, 8% and 8% of total net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Operational difficulties, such as a significant interruption in the operations of our Fort Mill, South Carolina; Tempe, Arizona; or Shakopee, Minnesota production facilities or in facilities operated by third-parties, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, at peak holiday seasons, and in particular during the fourth quarter, we face significant production risks, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during the fourth quarter of 2017 was seasonal, temporary personnel. We have had difficulties in the past finding and retaining a sufficient number of qualified seasonal employees, and our failure to find and retain qualified seasonal production personnel at any of our production facilities could harm our operations.

Our business and stock price may be adversely affected if our planned acquisition of Lifetouch is not completed.

On January 30, 2018, we entered into an agreement to acquire Lifetouch; the transaction is subject to customary closing conditions (including regulatory approval) and is expected to close in the second quarter of 2018. We will finance the purchase price of the acquisition with an incremental $825.0 million term loan issuance. We entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), pursuant to which Morgan Stanley has committed to provide a secured incremental term loan facility in an aggregate amount of $825.0 million. Issuance of this term loan is subject to various conditions, including the execution of the definitive documentation and other customary closing conditions.
If we are unable finance the purchase price or the acquisition is otherwise not completed, our business might be adversely affected and the market price of our shares of common stock may decline to the extent the current market price of those shares reflects an assumption that the acquisition will be completed.

The pending acquisition of Lifetouch may present many risks and we may not realize the financial and strategic goals that were contemplated at the time we entered into the purchase agreement.

Risks we may face in connection with the pending acquisition of Lifetouch include:

•	We may not realize the benefits we expect to receive from the transaction, such as anticipated synergies and enhanced financial position;

•
We may have difficulties (1) managing the acquired company’s technologies and lines of business; (2) entering into a new business where we have no or limited direct prior experience; or (3) retaining key personnel from Lifetouch;

•
The acquisition may not further our business strategy as we expected, we may not successfully integrate Lifetouch as planned, there could be unanticipated adverse impacts on Lifetouch’s business, or we may not otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill;

•
Our operating results or financial condition may be adversely impacted by (1) claims or liabilities that we assume from Lifetouch including, among others, claims from government agencies, terminated employees, current or former customers or business partners, former employee stock ownership plan (ESOP Plan) or other third parties; (2) pre-existing contractual relationships of Lifetouch that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (3) unfavorable accounting treatment as a result of Lifetouch’s practices; and (4) intellectual property claims or disputes;

•
Lifetouch is a privately-held company and has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Lifetouch’s financial and disclosure controls and procedures;

•
We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring Lifetouch, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	We may not realize the anticipated increase in our revenues from the Lifetouch; and

•	We may have difficulty incorporating Lifetouch’s related supply chain operations with our existing supply chain infrastructure and maintaining uniform standards, controls, procedures and policies.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Uncertainties in general economic conditions and their impact on consumer spending patterns, particularly in the personalized products and photofinishing services categories, could adversely impact our operating results.

Our financial performance depends on general economic conditions in the United States and their impact on levels of consumer spending, particularly spending on personalized products and photofinishing services. Consumer net revenue as a percentage of total net revenues was 84% in 2017, 88% in 2016 and 91% in 2015. Some of the macroeconomic conditions that can adversely affect consumer spending levels in the United States include domestic and foreign stock market volatility and its effects on net worth, anticipated economic slowdowns in foreign economies, high consumer debt levels, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, rising or higher than average interest rates, higher than usual unemployment rates, limited credit availability, changes in tax laws, and general uncertainty about the future economic environment. If general economic conditions decline, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are discretionary. Any decrease in the demand for our products and services could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

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

We generate a significant portion of our net revenues from the fees we collect from shipping and handling of our products. For example, shipping and handling revenue for the Shutterfly brand website represented approximately 23% of our net revenues in 2017, 19% of our net revenues in 2016 and 20% in 2015. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to acquire and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenues and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to acquire and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

●
Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Postable, Artifact Uprising and Chatbooks;

●	Photo-related software companies such as Apple, Microsoft, and Adobe;

●
Online and offline companies specializing in photo-based merchandise and personalized home décor such as Zazzle, CafePress, Art.Com, Canvas On Demand, Personalization Mall, Personal Creations, Things Remembered, Mark & Graham, CustomInk, Teespring and Etsy.

●	Providers of digital alternatives to our products, such as Paperless Post, Evite, Animoto, and PicCollage.

●	Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

●	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

●	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets; and

●	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, Cameralends, AbelCine, and Adorama.

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

Our future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•	demand for our products and services, including seasonal demand;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	the potential impact of the current U.S. political climate on consumer spending;

•	our ability to retain customers and encourage repeat purchases;

•	the costs of customer acquisition;

•	our ability to manage our production and fulfillment operations;

•	the costs to produce our prints and photo-based products and merchandise and to provide our services;

•	the costs of expanding or enhancing our technology or websites;

•	a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	our ability to achieve the expected benefits of strategic partnerships or the loss of any such partnership;

•	declines or disruptions to the travel industry;

•	variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;

•	the timing of holidays and the duration of the holiday shopping season;

•	general economic conditions, including recession and slow economic growth in the United States and worldwide and higher inflation;

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

Based on the factors cited above, and in light of the seasonal nature of our business, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public analysts and investors. In that event, the trading price of our common stock may decline.

We have incurred operating losses in the past and may not be able to sustain profitability in the future.

We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year. This typically has enabled us to generate the majority of our net revenues during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if consumer demand decreases and net revenues decline or if our expenses exceed our expectations, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.

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
•maintain and grow our websites, applications and customer operations;
•successfully execute our business and marketing strategy;
•continue to enhance our service to meet the needs of a changing industry;
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

Our sales to SBS customers can be unpredictable, can require significant ramp-up periods in the early stages of SBS contracts, and a decrease in SBS revenue or an increase in costs of SBS net revenues could adversely impact total net revenue.

SBS revenue as a percentage of total net revenues was 16% in 2017, 12% in 2016 and 9% in 2015. SBS gross margins were 20% in 2017, 26% in 2016 and 19% in 2015. The declining gross margins of this segment, coupled with the increasing percentage of total revenue from SBS, may magnify the impact of variations in revenue and operating costs on our operating results. This may have an adverse effect on our overall margins and profitability. Our SBS revenue is highly concentrated in a small number of customers and the loss of, or reduction in volume from, one or more of our SBS customers could decrease SBS revenue and adversely impact our total net revenues. Our SBS customers also come from a variety of industries, often creating regulatory compliance issues for us as well as the need to maintain security for third-party data. These SBS customers also demand strict security requirements and specified service levels. If we fail to meet these service levels, we may not only lose an SBS customer, but may have to pay punitive costs for such failures. As our SBS business grows, issues that impact our sales to SBS customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to SBS customers and may not sell as successfully to SBS customers, who often have long sales cycles, long implementation periods and significant upfront costs. In addition, we have had in 2017, and may continue to have in the future, low or no gross margins in the early stages of our contracts with SBS customers that often require significant ramp-up periods, which will adversely affect our total net revenues. To compete effectively in the SBS industry, we have in the past, and may in the future, be forced to offer significant discounts to large SBS customers at lower margins or reduce or withdraw from existing relationships with smaller SBS customers, which could negatively impact our net revenues and could adversely affect our gross margins and overall profitability.

If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology, and leasing facilities. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy, oil or fuel prices. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs. If we are unable to keep the costs associated with operating our business aligned with the level of net revenues that we generate, our results of operations would be adversely affected.

If we are not able to reliably meet our technology, data storage and management requirements, it may harm customer satisfaction, net revenues, costs and brand reputation.

As a part of our current business model, we offer our customers free unlimited online storage and sharing of images and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. We continuously evaluate our short and long-term data storage capacity requirements to enable adequate capacity and management for new and existing customers. We strive to predict the capacity requirements as tightly as possible as overestimating may negatively impact our capital needs and underestimating may impact the level and quality of service we provide to our customers, which could harm customer satisfaction, net revenues, costs and brand reputation.

An increasing number of our customers are using smartphones, tablets and other mobile devices to order products and access services. If we are unable to develop mobile applications that are adopted by our customers or if we are unable to generate net revenues from our mobile applications, our results of operations and business could be adversely affected.

The number of people who access information about our services and our website through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in recent years and is expected to continue increasing. As part of our multichannel strategy, we are making technology investments in our mobile websites and our iOS and Android applications. If customers do not adopt our applications and mobile website as expected, or if we are generally unable to make, improve, or develop relevant customer-facing mobile technology in a timely manner, our ability to compete could be adversely affected and may result in the loss of market share, which could harm our results of operations. In addition, if our technology systems do not function as designed, we may experience a loss of confidence, data security breaches or lost sales, which could adversely affect our reputation and results of operations. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products and applications for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products and applications. If we experience difficulties providing satisfactory access to our services via our mobile applications and mobile websites, such as, problems with our relationships with providers of mobile operating systems (e.g., Apple or Google and their application stores) our growth and customer acquisition and retention capabilities may be impaired. In addition, increased distribution costs of the applications may impact net revenues growth and negative reviews due to our software and user experience may damage our brand reputation and lead to customer churn.

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

Portions of our infrastructure, especially our photos domain for Shutterfly Photos, have run on a public cloud service (Amazon Web Services, Inc. or "AWS") for several years. In the third quarter of 2017, Shutterfly added additional workloads to AWS thereby expanding the portions of our infrastructure run on a public cloud service, and we intend to continue to expand our use of AWS. Any disturbances in the AWS system may create unforeseen technical issues, which would negatively influence our business and reputation. Although we leverage the redundancy features available from our public cloud service provider, any outage to their infrastructure could adversely impact our site availability, potentially leading to poor customer experience and data loss. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required AWS software updates and patches to mitigate such vulnerabilities and such updates and patches required AWS servers to be offline and potentially slow their performance.

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

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our service delivery, customer acquisition and retention and brand reputation growth. Any service interruptions that degrade the satisfactory use of our websites and mobile applications due to undetected bugs, design faults or poor scalability, may impact customer growth and retention, net revenues and costs. These include (but are not limited to) our product creation experience, order fulfillment performance, customer service operations and security of our systems.

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

We depend in part on third parties to implement and maintain certain aspects of our Internet and communications infrastructure and printing systems. Therefore, many of the causes of system interruptions or interruptions in the production process may be outside of our control. As a result, we may not be able to remedy such interruptions in a timely manner, or at all. Our business interruption insurance policies do not address all potential causes of business interruptions that we may experience, and any proceeds we may receive from these policies in the event of a business interruption may not fully compensate us for the net revenues we may lose.

Any failure by us to protect the confidential information of our customers and networks against security breaches and the risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

A significant prerequisite to e-commerce and communications is the secure transmission of confidential information over public networks. We may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. In addition to these threats, the security, integrity, and availability of our and our customers’ data could be compromised by employee negligence, error or malfeasance, and technology defects. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, even though we do not store customer credit cards on our computer system and use third-party systems to clear transactions, in case of an outage to a third-party system, we will temporarily store and bill our customers’ credit card accounts directly; orders are then shipped to a customer’s address and customers log on using their e-mail address. We rely on encryption and authentication technologies licensed from third parties to affect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, hacking or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images.

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

Our success depends, in large part, on our ability to identify, hire, integrate, retain and motivate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled senior management, technical, marketing and production personnel are critical to our future, and competition for experienced employees can be intense. And, the current uncertainty around U.S. immigration rules could impact our ability to attract and retain qualified employees. We face significant competition for qualified personnel in all locations where we operate, including in the San Francisco Bay Area, where our headquarters are located. We may be unable to attract and retain suitably qualified individuals who can meet our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, a lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult.

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

Since 2007, our board of directors has approved inducement equity awards outside of our 2006 Plan and 2015 Plan to select new employees upon hire and in connection with mergers and acquisitions without stockholder approval in accordance with Nasdaq Listing Rule 5635(c) for an aggregate of 3,338,561 shares of our common stock. The use of inducement equity awards may dilute the equity interest of our stockholders, which could in turn adversely affect prevailing market prices for our common stock.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to bring visitors to our websites and mobile applications and promote our products, including paying fees to third parties who drive new customers to our websites and mobile applications, purchasing search results from online search engines, e-mail and direct mail marketing campaigns. We pay providers of online services, search engines, social media, advertising networks, directories and other websites and e-commerce businesses to provide content, advertising/media and other links that direct customers to our websites. We also use e-mail and direct mail to attract customers, and we offer substantial pricing discounts or free products to encourage repeat purchases and trial orders. Our methods of attracting customers, including acquiring customer lists from third parties can involve substantial costs, regardless of whether we acquire new customers as a result of such purchases. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts, and which has increased in recent years, impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value. These potential impairment charges could harm our results from operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of acquiring customers using these methods significantly increase, or if we are unable to develop new cost-effective methods to obtain customers, our ability to attract new customers would be harmed, traffic to our websites and mobile applications may be reduced and our business and results of operations would be harmed.

If we were to become subject to e-mail blacklisting, traffic to our websites would be reduced and our business and results of operations would be harmed.

Various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or “spam.” Some of these entities maintain blacklists of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. From time to time we are blacklisted, sometimes without our knowledge, which could impair our ability to sell our products and services, communicate with our customers and otherwise operate our business. In addition, we have noted that unauthorized “spammers” utilize our domain name to solicit spam, which increases the frequency and likelihood that we may be blacklisted.

Our business and financial performance could be adversely affected by changes in search engine algorithms and dynamics, or search engine disintermediation.

We rely on Internet search engines such as Google, Yahoo! and Bing, including through the purchase of keywords related to photo-based products, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as search engine optimization (“SEO”) and search engine marketing (“SEM”) to improve our placement in relevant search queries. Search engines, including Google, Yahoo! and Bing, frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, including but not limited to increased costs for desired search queries, our business and financial performance would be adversely affected, potentially to a material extent.

We may not succeed in promoting and strengthening our brands, which would prevent us from acquiring new customers and increasing net revenues.

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Tiny Prints, Groovebook and BorrowLenses brands. Due to the competitive nature of the digital photography products and services industry, if we are unable to successfully promote our brands, we may fail to acquire new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to acquire new customers and maintain customer relationships, which would substantially harm our business and results of operations.

If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer. In addition, we may need to expand beyond our current customer demographic to grow our business.

Although earlier in our history we have focused our business on consumer industry for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as professionally-bound photo books, cards and stationery, calendars and other photo merchandise. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home décor, including wall art, ornaments and pillows, and video equipment rentals through the BorrowLenses brand. In the future, we may need to address additional segments and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new segments or develop a significantly broader customer base may not be successful. Any failure to address additional opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

We currently outsource some of our off-line and online marketing, and some of our customer service activities to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

We currently outsource some of our off-line and online marketing, and some of our customer service activities to third parties. If these parties fail to perform in accordance with the terms of our agreements and if we are unable to secure another outsource partner in a timely manner, we would likely fail to meet customer expectations, which could result in negative publicity, damage our reputation and brands and harm our business and results of operations. In the fourth quarter of 2015, a third-party customer service provider experienced a disruption that affected our operations during peak times.

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

As of December 31, 2017, Shutterfly had 113 patents issued, and had more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Tiny Prints,” “Wedding Paper Divas,” and “BorrowLenses.” We hold applications and/or registrations for the Shutterfly, Tiny Prints, Wedding Paper Divas, BorrowLenses and Groovebook trademarks in our major territories of the United States and Canada as well as in the European Community. Our marks are critical components of our marketing programs. If we lose the ability to use these marks in any particular sector, we could be forced to either incur significant additional marketing expenses within that sector, or elect not to sell products in that sector.

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

From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief to bar the manufacture and sale of our products and services in the United States or elsewhere. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. Additionally, from time to time, we have to defend against infringement of our intellectual property by bringing suit against other parties. As competition in our industry grows, the possibility of patent infringement claims against us or litigation we will initiate increases.

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

The digital photography industry is rapidly evolving, characterized by changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service and platform announcements and changing consumer demands and behaviors. To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer. Moreover, we face significant risks that, if the industry for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current products and services may become less attractive, which would result in the loss of customers, as well as lower net revenues and/or increased expenses.

Purchasers of digital photography products and services may not choose to shop or rent online, which would harm our net revenues and results of operations.

The online industry for digital photography products and services, including photographic and video equipment rentals, is less developed than the online industry for other consumer products. Our success will depend in part on our ability to acquire customers who historically have used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to acquire additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

Our effective tax rate may be subject to fluctuation from federal and state audits, changes in U.S. tax laws and stock-based compensation activity.

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

Additionally, in December 2017, the current U.S. administration signed an act referred to as the “Tax Cuts and Jobs Act” (the "TCJA"), generally effective for taxable years beginning after December 31, 2017. The TCJA is complex and includes significant amendments to the Internal Revenue Code of 1986, as amended (the “Code”), including amendments that significantly change the taxation of offshore earnings and the deductibility of interest. We are currently assessing the impact of the TCJA on our business and consolidated financial statements.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The TCJA was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The TCJA requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the TCJA and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the TCJA in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites and mobile applications through internal development. However, from time to time, we may selectively pursue acquisitions of complementary businesses. The identification of suitable acquisition candidates can be time-consuming and expensive, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not achieve the anticipated benefits and synergies we expect due to a number of factors including the loss of management focus on and the diversion of resources from existing businesses; difficulty retaining key personnel of the acquired company; cultural challenges associated with integrating employees from an acquired company into our organization; difficulty integrating acquired technologies into our existing systems; entry into a business or industry with which we have historically had little experience; difficulty and increased costs of integrating data systems; the need to implement or remediate the controls, procedures or policies of the acquired company; and increased risk of litigation. While we have actively sought to control increases in costs that may stem from such acquisitions, there can be no assurance that we will succeed in limiting future cost increases. Failure to achieve the anticipated benefits of such acquisitions or the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill in connection with such acquisitions could harm our operating results.

International expansion would require management attention and resources and may be unsuccessful, which could harm our future business development and existing domestic operations.

To date, we have conducted limited international operations, but may in the future decide to expand into international industries in order to grow our business. These expansion plans will require significant management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with established local or regional companies which understand the local industry better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities, in the foreign industries. We do not have experience establishing, acquiring or operating such facilities overseas. We may not be successful in expanding into any international industries or in generating revenues from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may result in additional expenses, diversion of resources, including the attention of our management team.

Risks Related to Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. In addition, our stock price increased significantly after we announced our intention to acquire Lifetouch. Factors that could cause our stock price to fluctuate include:

•	delays in, or an inability to consummate our planned acquisition of Lifetouch;

•	failure to realize the anticipated benefits from the planned Lifetouch acquisition after it has closed;

•	slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;

•	worldwide economic and market trends and conditions;

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	the potential impact of the current U.S. political climate on consumer spending;

•	the loss of key personnel;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	business disruptions and costs related to shareholder activism;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, acquisitions or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining under the board's prior authorizations. Through December 31, 2017, we have repurchased $533.2 million in stock under our total authorized amount of $646.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. In January 2018, we publicly announced that we suspended our stock repurchase program for an undetermined period of time as we are committed to de-levering. Future repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Conversion of our 0.25% Convertible Senior Notes Due in May 2018 (the “Notes”) may affect the price of our common stock.

The conversion of some or all of the Notes may dilute the ownership interest of existing shareholders to the extent we deliver shares of common stock upon conversion. Holders of the outstanding Notes will be able to convert them only upon the satisfaction of certain conditions, during the relevant observation period. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock. To the extent such sales are possible, any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock.

Risks Related to Our 0.25% Senior Convertible Senior Notes Due in May 2018 (the "Notes")

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

The conversion rate of the Notes will be adjusted in certain circumstances. Under Section 305(c) of the Code, adjustments (or failures to make adjustments) that have the effect of increasing the holders' proportionate interest in our assets or earnings may in some circumstances result in a deemed distribution to the holders. Certain of the conversion rate adjustments with respect to the Notes (including, without limitation, adjustments in respect of taxable dividends to holders of our common stock) will result in deemed distributions to the holders of Notes even though they have not received any cash or property as a result of such adjustments. In addition, an adjustment to the conversion rate in connection with a make-whole fundamental change may be treated as a deemed distribution. Any deemed distributions will be taxable as a dividend, return of capital, or capital gain. If holders are a “non-U.S. holder” under the Code any deemed dividend may be subject to U.S. withholding tax at a 30% rate or such lower rate as may be specified by an applicable tax treaty, which may be set off against subsequent payments on the Notes (or in certain circumstances, on the common stock). Under proposed regulations relating to certain “dividend equivalent” payments, an adjustment to the conversion rate of the Notes as a result of a dividend on our common stock may be subject to withholding tax at a different time or in a different amount than the withholding tax otherwise imposed on dividends and constructive dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The table below includes material property leases, including both operating and build-to-suit leases.

We believe that our existing facilities are adequate to meet our current needs.

Location	Principal Use	Square Footage	Lease Term
Redwood City, California	Corporate headquarters	100,000	2022
Fort Mill, South Carolina (1)	Manufacturing and customer service facility	300,000	2023
Shakopee, Minnesota (2)	Manufacturing and customer service facility	217,000	2024
Tempe, Arizona (3)	Manufacturing and customer service facility	237,000	2025

(1) We have the option to expand the facility by an additional 100,000 square feet as well as an option to extend the lease for one additional period of five years.
(2) We have an option to extend the lease for three additional periods of five years.

(3) This facility became operational during the second quarter of 2015. We have the option to expand the facility by an additional 91,000 square feet as well as an option to extend the lease for two additional periods of five years each.

ITEM 3. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the fourth quarter of 2017.

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

Monroy v. Shutterfly, Inc.

On November 30, 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against us in the U.S. District Court for the Northern District of Illinois. The complaint asserts that we violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. We believe the suit is without merit and intend to vigorously defend against it.

Taylor v. Shutterfly, Inc.

On December 12, 2017, Megan Taylor filed a purported class action complaint on behalf of herself and other customers that is currently in U.S. District Court for the Northern District of California. Taylor alleges that Shutterfly misrepresents a deal it currently offers through Groupon because it does not allow purchasers of the Groupon offer to combine or “stack” it with other promotional codes offered by Shutterfly. We believe the suit is without merit and intend to vigorously defend against it.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock is traded on The Nasdaq Global Select Market under the symbol “SFLY.” As of February 13, 2018, there were approximately 70 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth the high and low closing sales price per share for Shutterfly’s common stock for the periods indicated:

Year Ended December 31, 2016	High	Low
First Quarter	$47.13	$37.41
Second Quarter	$49.05	$44.52
Third Quarter	$53.19	$44.11
Fourth Quarter	$52.64	$42.07

Year Ended December 31, 2017	High	Low
First Quarter	$53.49	$42.91
Second Quarter	$53.21	$46.62
Third Quarter	$50.55	$44.40
Fourth Quarter	$49.87	$40.26

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs (2) (3) (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs (in thousands) (2)(3) (4)
October 1, 2017 to October 31, 2017	560,062	$45.97	560,062	$117,039
November 1, 2017 to November 30, 2017	100,403	42.35	100,403	112,787
December 1, 2017 to December 31, 2017	—	—	—	112,787
Total	660,465	$45.42	660,465	$112,787

(1) All shares were purchased pursuant to the publicly announced share repurchase program described in footnote 2 below. Shares are reported in a period based on the settlement date of the applicable repurchase.

(2) On November 1, 2012, we announced a share repurchase program authorized by our Board of Directors and approved by our Audit Committee to repurchase up to $60 million of our common stock. On February 6, 2014, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $100 million of shares in addition to any amounts repurchased as of the approval date. On February 9, 2015, our Board of Directors approved an increase to the share repurchase program to allow for repurchases of up to an additional $300 million of shares in addition to any amounts repurchased as of the approval date. On April 21, 2016, our Board of Directors approved an increase of up to an addition $100 million of shares in addition to any amounts repurchased as of the approval date.

(3) On April 18, 2017, our Board of Directors approved an increase to repurchase up to $140.0 million in addition to amounts authorized to date. The share repurchase authorization, which became effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations; does not require Shutterfly to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time.

(4) We suspended our share repurchase program as of December 31, 2017 and we have publicly committed to de-levering.

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Operations Statement Data:
Net revenues	$1,190,202	$1,134,224	$1,059,429	$921,580	$783,642
Cost of net revenues	619,650	566,117	528,078	452,720	369,593
Restructuring	1,475	—	—	—	—
Gross profit	569,077	568,107	531,351	468,860	414,049
Operating expenses:
Technology and development	168,383	166,909	155,318	133,623	108,995
Sales and marketing	197,708	233,585	236,749	216,035	189,985
General and administrative	117,797	118,503	121,019	112,957	93,011
Capital lease termination	8,098	—	—	—	—
Restructuring	15,491	—	—	—	—
Total operating expenses	507,477	518,997	513,086	462,615	391,991
Income from operations	61,600	49,110	18,265	6,245	22,058
Interest expense	(27,836)	(23,023)	(20,998)	(16,732)	(9,446)
Interest and other income, net	1,481	501	744	508	308
Income (loss) before income taxes	35,245	26,588	(1,989)	(9,979)	12,920
(Provision for) benefit from income taxes	(5,160)	(10,682)	1,146	2,119	(3,635)
Net income (loss)	$30,085	$15,906	$(843)	$(7,860)	$9,285
Net income (loss) per share:
Basic	$0.91	$0.47	$(0.02)	$(0.20)	$0.25
Diluted	$0.88	$0.45	$(0.02)	$(0.20)	$0.24
Weighted average shares:
Basic	33,113	34,097	36,761	38,452	37,680
Diluted	34,106	35,190	36,761	38,452	39,493

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of net revenues	$4,339	$4,579	$4,134	$3,657	$2,485
Technology and development	9,778	8,550	10,840	9,236	9,477
Sales and marketing	12,229	15,445	21,512	22,670	19,774
General and administration	17,227	17,118	23,972	26,199	21,792
Restructuring	814	—	—	—	—

The chart below includes selected data from our balance sheets:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$677,157	$330,055	$340,786	$475,337	$499,084
Property and equipment, net	266,860	284,110	281,779	241,742	155,727
Working capital	230,210	212,188	200,505	350,925	412,159
Total assets	1,534,800	1,195,576	1,205,327	1,327,774	1,260,459
Current portion of long-term debt	297,054	—	—	—	—
Long-term debt	292,457	278,792	264,361	250,714	237,810
Other long-term liabilities	119,195	137,035	123,112	122,268	69,336
Total stockholders’ equity	550,724	559,161	606,062	757,806	788,095

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology and production systems initiatives, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2018, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenues, our manufacturing capabilities, our new production facilities, effective tax rates, outstanding convertible senior notes, our expected acquisition of Lifetouch, Inc. and related statements regarding the consummation of the acquisition and the integration of Shutterfly's and Lifetouch, Inc.'s businesses, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “guidance,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” "plan," or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, decreased consumer discretionary spending as a result of general economic conditions; our ability to expand our customer base and increase sales to existing customers; our ability to meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis; failure to realize the anticipated benefits of our 2017 restructuring activities; consumer acceptance of our products and services; our ability to develop additional adjacent lines of business; successfully acquire businesses, including Lifetouch, Inc., and technologies and to successfully integrate and operate these acquired businesses, personnel and technologies; unforeseen changes in expense levels; competition and the pricing strategies of our competitors, which could lead to pricing pressure; the anticipated benefits of expanding the portions of our public cloud infrastructure and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

Overview

We are the leading digital retailer and manufacturer of high-quality personalized products and services. Our purpose is to share life’s joy by connecting people to what matters as the leading retailer and manufacturing platform for personalized products. We provide a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

Our SBS revenues are primarily from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers. We target the financial, retail, technology and health care verticals primarily with our direct sales team.

We generate substantially all our revenue from sales originating in the United States and our sales cycle has historically been highly seasonal with approximately 50% of our total net revenues during our fiscal fourth quarter. Further, our Tiny Prints boutique generates approximately 70% of its revenue in the fourth quarter. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

In 2017, we delivered record net revenues, which increased 5% year over year to approximately $1.2 billion. This increase was driven by a 41% increase in revenue from our SBS segment while revenue from our Consumer segment remained flat year over year. We achieved this growth while simultaneously focusing on long-term strategic priorities and investments in consumer facing programs and infrastructure projects that will provide future scale and scope efficiencies. These included the following:

•
During the first quarter of fiscal 2017, we initiated a plan to simplify the Consumer business, re-focusing our resources on a small number of high-potential opportunities while reducing overhead costs and moving towards a single Consumer technical platform. As a result, we reinvested in Tiny Prints boutique as our premium cards and stationery brand, creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com, the MyPublisher brand was retired in favor of the industry leading Shutterfly photobooks category, and we launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website.

•
We saw strong performance in Cards & Stationery and Personalized Gifts and Home Décor. In Cards & Stationery, several of the new features and formats we launched in 2017 resonated with customers this holiday season, including gatefold cards and custom envelopes on Shutterfly, and the premium card offerings on the Tiny Prints boutique. In Personalized Gifts and Home Décor, we added over 20 products during the year, and saw double-digit revenue growth both for the fourth quarter and for the full year.

•	We continued to make improvements to our mobile app. We launched more than 40 new products in the app during 2017, while improving and simplifying in-app creation.

•
Our manufacturing platform set new records for quality, delivery speed, and customer service, benefiting from the platform consolidation, process improvements, and equipment upgrades. We successfully completed the upgrade of the majority of our color-printer fleet to HP Indigo 12000 high-end fleet of printers.

•	We signed a multi-year deal with Amazon Web Services, Inc. to migrate to the cloud. This deal positions us to benefit from cost-effective scaling.

•
Shutterfly Business Solution, or SBS, continued to expand as a business in 2017, with strong growth, demonstrating our ability to open our manufacturing platform to a broader range of customer use-cases.

On January 30, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lifetouch, Inc. (“Lifetouch”) and Lifetouch Inc. Employee Stock Ownership Trust (the “Seller”), pursuant to which we will acquire 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller. The consummation of the acquisition is subject to customary closing conditions, including regulatory approval among other conditions. Under the terms of the Purchase Agreement, the consideration for the acquisition will consist of an all-cash purchase price of $825.0 million subject to certain post-closing adjustments based on a determination of closing net working capital, transaction expenses, cash and indebtedness. We expect to close the acquisition in the second quarter of 2018 and will finance the all-cash purchase price with an incremental $825.0 million term loan issuance. In connection with the Purchase Agreement, we entered into a commitment letter (the "Commitment Letter"), dated as of January 30, 2018, with Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), pursuant to which Morgan Stanley has committed to provide a secured incremental term loan facility in an aggregate amount of $825.0 million under our existing credit agreement. Issuance of the secured incremental term loan is subject to various conditions, including the execution of the definitive documentation and other customary closing conditions.

Lifetouch provides Shutterfly with a highly complementary business. We expect to gain access to many Lifetouch customers as Shutterfly customers, where they will benefit from Shutterfly’s leading cloud-photo management service, product creation capabilities, mobile apps, and broad product range. Lifetouch will be able to offer Shutterfly’s broader product range to Lifetouch customers, as well as to accelerate the development of Lifetouch’s online order-taking platform. We also expect to realize significant supply chain, manufacturing, and fulfillment synergies over time.

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

SBS. Our SBS revenues are primarily from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers. We continue to focus our efforts in expanding our presence in this industry.

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

Total Number of Orders.     We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize net revenues associated with an order when the products have been shipped and all other revenue recognition criteria have been met. Orders are typically processed and shipped in approximately three business days after a customer places an order. Total number of orders generally have increased on an annual basis for each year since 2000.

Average Order Value.     Average order value ("AOV") is Consumer net revenues for a given period divided by the total number of customer orders recorded during that same period. AOV is impacted by product sales mix and pricing and promotional strategies, including our promotions and competitor promotional activity. As a result, our AOV may fluctuate on a quarterly and annual basis.

Our SBS segment revenues are generated from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers.

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

Consumer.    Cost of net revenues for the Consumer segment consists of costs incurred to produce personalized products for all our brands. These costs include direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service, rent for production facilities, and depreciation of production equipment (primarily digital printing presses and binders) and manufacturing facilities. Cost of net revenues also includes amortization of capitalized website and software development costs, primarily related to adding features and functionality to our website and apps to facilitate product purchases and improve the customer shopping experience. These costs include amortization of third-party software and acquired developed technology as well as patent royalties. Cost of net revenues also includes inventory markdowns that are part of restructuring activities.

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

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment, and legal and accounting fees. Transaction costs are also included in general and administrative expense. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenues during the period. All the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.

Interest Expense.   Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs and our 0.25% coupon payment, interest on our term loan issued in October 2017, costs associated with our syndicated credit facilities, and costs associated with our capital leases and build-to-suit lease financing obligations.

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

 Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

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

Revenue Recognition. We recognize revenue from Consumer and SBS product sales, net of applicable sales tax, upon shipment of fulfilled orders, when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Customers place Consumer product orders through our websites or mobile apps and pay primarily using credit cards. SBS customers are invoiced upon fulfillment. Shipping charged to customers is recognized as revenue at the time of shipment and the related shipping costs are recognized as cost of net revenues.

For gift card sales and flash deal promotions through group-buying websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until unredeemed prepaid orders are recognized as breakage revenue. Unredeemed prepaid orders are recognized as breakage revenue based on historical redemption patterns and represent orders for which we believe customer redemption is remote and it is not probable that we have an obligation to escheat the value of the prepaid order under unclaimed property laws.

In the second quarter of 2015, we changed our accounting estimate related to flash deal deferred revenue. Beginning in 2010, we began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, we had been deferring all amounts to our flash deal deferred revenue liability until customer redemption. We now have sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. The historical data supports the probability of redemption after two years from the issuance of a flash deal offer as remote. Accordingly, flash deal breakage revenue is recognized based upon our historical redemption patterns and represents the unredeemed flash deal offers for which we believe customer redemption is remote and it is not probable that we have an obligation to escheat the value of the flash deal revenue under unclaimed property laws. In the year ended December 31, 2017, 2016 and 2015, we recognized flash deal breakage revenue of $1.4 million, $5.3 million and $10.0 million, respectively.

We provide our customers with a return policy whereby products can be returned during a reasonable period of time for a reprint or refund. We maintain an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses. During the year ended December 31, 2017, returns totaled 1% of net revenues and have been within management’s expectations.

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
Valuation of Inventories. Our inventories consist primarily of paper, SBS materials, photo gifts, and packaging supplies and are stated at the lower of cost on a first-in, first-out basis or net realizable value. The value of inventories is reduced by an estimate for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected sales, current industry conditions and industry trends.

Fair Value. We record our financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting standard establishes a three-level hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than not that the fair value of our reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using a combination of the income approach (using discounted cash flows) and the market approach. Forecasts of future cash flows are based on our best estimate of future net revenues and operating expenses, based primarily on expected reporting unit expansion, pricing, market segment share, and general economic conditions.

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

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered cumulative earnings and projected future earnings in assessing the need for a valuation allowance against our deferred tax assets. In 2017, our valuation allowance against certain California, South Carolina, and Arizona deferred tax assets increased to $17.1 million from $10.0 million in 2016.  Based on our assessment, excluding the valuation allowance recorded related to certain Arizona, California and South Carolina deferred tax assets that are not likely to be realized, it is more likely than not that our U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences as of December 31, 2017. Accordingly, with exception of the valuation allowance discussed above, no additional valuation allowance has been recorded on net deferred tax assets as of December 31, 2017. Our business is cyclical and taxable income is highly dependent on revenue that historically has occurred during the fourth quarter. If there are changes to this historic trend and our fourth quarter does not yield results in-line with expectations, we may not be profitable in a given year resulting in a potential cumulative loss. If this were to occur, we would pursue any possible tax planning strategies that are feasible and prudent to avoid the expiration of our tax attributes. We will continue to assess the need for a valuation allowance in the future.
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
On December 22, 2017, H.R.1 “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal year 2018” commonly referred to as the Tax Cuts and Jobs Act (the “Act” or “Tax Reform”) was signed by the President of the United States and became enacted law. The Tax Reform is complex and includes various changes which will impact us. We performed a preliminary assessment of the Tax Reform impacts and recorded an $8.9 million non-cash benefit due to the revaluation of our federal deferred tax liabilities in the fourth quarter of 2017, as a result of the reduction in the U.S. federal statutory tax rate from 35% to 21%.
Stock-Based Compensation Expense. We measure our stock based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards ("RSUs").

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

The cost of RSUs and performance-based restricted stock awards ("PBRSUs") is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for RSUs on a straight-line basis over the vesting period. Compensation expense associated with PBRSUs is recognized on an accelerated attribution model. As of December 31, 2017, the PBRSUs are only subject to service vesting conditions as the performance criteria has been met.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Year Ended December 31,
	2017	2016	2015
Net revenues	100%	100%	100%
Cost of net revenues	52	50	50
Gross profit	48	50	50
Operating expenses:
Technology and development	14	15	15
Sales and marketing	17	21	22
General and administrative	10	10	11
Capital lease termination	1	—	—
Restructuring	1	—	—
Total operating expenses	43	46	48
Income from operations	5	4	2
Interest expense	(2)	(2)	(2)
Interest and other income, net	—	—	—
Income (loss) before income taxes	3	2	—
(Provision for) benefit from income taxes	—	(1)	—
Net income (loss)	3%	1%	—%

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Consolidated
Net revenues	$1,190,202	$1,134,224	$55,978	5%
Cost of net revenues	619,650	566,117	53,533	9%
Restructuring	1,475	—	1,475	100%
Gross profit	$569,077	$568,107	$970	—%
Gross profit as a percentage of net revenues	48%	50%

Net revenues increased $56.0 million, or 5%, in 2017 compared to 2016. Revenue growth was attributable to an increase in revenue from the SBS segment while revenue from the Consumer segment remained flat year over year. Cost of net revenues increased $53.5 million, or 9%, in 2017 compared to 2016. As a percentage of net revenues, cost of net revenues was 52% in 2017 compared to 50% in 2016. Also impacting gross profit in 2017 was $1.5 million of restructuring charges related to inventory markdowns. Gross margin decreased to 48% in 2017 from 50% in 2016 due to greater SBS segment mix and lower gross margins in the SBS segment.

Consumer Segment

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Consumer
Net revenues	$996,963	$997,556	$(593)	—%
Cost of net revenues	456,665	455,387	1,278	—%
Restructuring	1,475	—	1,475	100%
Gross profit	$538,823	$542,169	$(3,346)	(1)%
Gross profit as a percentage of net revenues	54%	54%

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	10,048	10,116	(68)	(1)%
Total Number of Orders	26,328	27,109	(781)	(3)%
Average order value (AOV)	$37.87	$36.80	$1.07	3%

Consumer net revenues remained relatively flat in 2017 compared to 2016. We experienced revenue declines in the non-Shutterfly brands due to the platform consolidation and the brand shutdowns during 2017. The decrease in non-Shutterfly brands was offset by growth in our core Shutterfly brand. The Consumer revenues represented 84% of total net revenues in 2017.

As it relates to the growth in our core Shutterfly brand, Shutterfly.com platform growth was 27% in 2017 compared to 2016. This metric is not like-for-like as it benefits this year from the Tiny Prints boutique revenue, as well as higher year-over-year purchases of Shutterfly-brand products by customers migrating from our legacy websites. Excluding the Tiny Prints boutique revenue, Shutterfly brand growth was 15% in 2017 compared to 2016. However, this metric is also not strictly like-for-like. Further, excluding the higher purchases of Shutterfly-brand products by migrating customers gives us the best estimate for organic, like-for-like Shutterfly growth, which was 6% in 2017 compared to 2016.

Total customers decreased 1% and total number of orders decreased 3%, while AOV increased 3% in 2017 compared to 2016. The decrease in total customers and total number of orders was due to the consumer platform consolidation. AOV increased due to stronger year over year performance in our premium offerings as well as being more selective on our promotions.

Consumer cost of net revenues increased $1.3 million in 2017 compared to 2016. Consumer gross profit remained flat at 54% in 2017 compared to 2016. In 2017, gross margin was impacted by $1.5 million of restructuring charges in the Consumer segment. These restructuring charges were related to the obsolete inventory markdowns as part of the Consumer segment restructuring.

SBS Segment

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$193,239	$136,668	$56,571	41%
Cost of net revenues	154,068	100,582	53,486	53%
Gross profit	$39,171	$36,086	$3,085	9%
Gross profit as a percentage of net revenues	20%	26%

SBS net revenues increased $56.6 million, or 41%, in 2017 compared to 2016, and represented 16% of total net revenues in 2017. The increase in SBS net revenues came both from expansion of projects and higher volumes with existing clients, which included a new multi-year deal with an existing technology client.

SBS cost of net revenues increased $53.5 million, or 53%, in 2017 compared to 2016. SBS gross margin decreased to 20% in 2017 from 26% in 2016. The decrease in SBS gross margin is primarily due to increased costs associated with expansion of projects with our existing clients. The decrease in SBS gross margin is further impacted by lower gross margin on a major new deal we signed with an existing technology client which has low margins during the initial ramp up period. We expect gross margin in connection with this strategic relationship to be lower during the initial ramp period yet to improve over the life of the deal.

Corporate Segment

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	8,917	10,148	(1,231)	(12)%
Gross profit	$(8,917)	$(10,148)	$1,231	(12)%

Corporate cost of net revenues decreased $1.2 million, or 12% in 2017 compared to 2016, with the decrease being primarily a result of a decrease in amortization of intangible assets as certain of our intangible assets became fully amortized.

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Technology and development	$168,383	$166,909	$1,474	1%
Percentage of net revenues	14%	15%
Sales and marketing	$197,708	$233,585	$(35,877)	(15)%
Percentage of net revenues	17%	21%
General and administrative	$117,797	$118,503	$(706)	(1)%
Percentage of net revenues	10%	10%
Capital lease termination	$8,098	$—	$8,098	100%
Percentage of net revenues	1%	—%
Restructuring	$15,491	$—	$15,491	100%
Percentage of net revenues	1%	—%

Our technology and development expense increased $1.5 million, or 1%, in 2017, compared to 2016 as we continue to invest in mobile, simplifying the customer experience, the consumer platform consolidation and our SBS Business. As a percentage of net revenues, technology and development expense decreased to 14% in 2017 from 15% in 2016. The overall increase in expense was primarily due to an increase of $5.4 million in professional fees, and an increase of $2.1 million in facilities costs primarily resulting from systems and database support and maintenance. There was also an increase of $2.1 million in personnel and related costs primarily due to bonuses, and an increase of $1.2 million in stock-based compensation expense. These factors were partially offset by an increase of $5.3 million in software and website development costs capitalized, and a decrease of $4.1 million in depreciation expense.

As of December 31, 2017, headcount in technology and development decreased by 9% compared to December 31, 2016, reflecting our strategic focus on improving our long-term operating efficiency through the consumer platform consolidation. In 2017, we capitalized $33.1 million in eligible salary and consultant costs, including $1.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $27.9 million, which included $1.4 million of stock-based compensation capitalized in 2016.

Our sales and marketing expense decreased $35.9 million, or 15%, in 2017 compared to 2016. As a percentage of net revenues, total sales and marketing expense decreased to 17% in 2017 from 21% in 2016. The decrease in sales and marketing expense was primarily driven by a decrease of $28.4 million in marketing campaigns largely driven by more efficient external marketing spend as we migrated our smaller brands to the Shutterfly platform, a decrease of $4.3 million in depreciation and amortization expense, and a decrease $3.2 million in stock-based compensation expense. As of December 31, 2017, headcount in sales and marketing decreased by 19% compared to December 31, 2016 reflecting our strategic focus on improving our long-term operating efficiency through the consumer platform consolidation.

Our general and administrative expense decreased $0.7 million, or 1%, in 2017 compared to 2016. As a percentage of net revenues, general and administrative expense remained flat at 10% in 2017 and 2016. The decrease in general and administrative expense is primarily due to a decrease of $4.4 million in depreciation and amortization expense and a decrease of $0.7 million in credit card fees. These factors were partially offset by an increase of $1.8 million in personnel related costs related to bonuses, an increase of $1.4 million in facility costs, and an increase of $0.7 million in professional fees. General and administrative expense for 2017 includes acquisition-related expenses of approximately $2.0 million.

In 2017, there was an $8.1 million capital lease termination charge within operating expenses. This charge related to leased equipment from an existing vendor which we purchased and subsequently resold to HP, Inc. during the second quarter of fiscal 2017.

In 2017, there were $15.5 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $8.4 million in depreciation expense of disposed assets and facility closures, and $5.9 million in employee-related costs such as severance and retention expense, and $1.2 million of other costs.

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Interest expense	$(27,836)	$(23,023)	$(4,813)
Interest and other income, net	1,481	501	980

Interest expense was $27.8 million in 2017 compared to $23.0 million during 2016. The increase in interest expense is primarily due to our term loan issued in October 2017 and other associated costs for which we recorded $3.3 million of interest expense during 2017. Further, there was an increase of $0.8 million related to our convertible senior notes and an increase of $0.4 million related to our revolving credit facilities.

	Year Ended December 31,
	2017	2016
	(dollars in thousands)
Income tax expense	$(5,160)	$(10,682)
Effective tax rate	15%	40%

We recorded an income tax provision of $5.2 million for 2017, compared to $10.7 million for 2016. Our effective tax rate was 15% in 2017 compared to 40% in 2016. Factors that impacted the effective tax rate include the recently enacted Tax Cuts and Jobs Act, federal research and development credit, limitation on executive compensation and disqualifying dispositions of employee incentive stock options.

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
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

Consumer Segment

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Consumer
Net revenues	$997,556	$961,418	$36,138	4%
Cost of net revenues	455,387	436,050	19,337	4%
Gross profit	$542,169	$525,368	$16,801	3%
Gross profit as a percentage of net revenues	54%	55%

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	10,116	9,751	365	4%
Total Number of Orders	27,109	25,806	1,303	5%
Average order value (AOV)	$36.80	$37.26	$(0.46)	(1)%

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

SBS Segment

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$136,668	$98,011	$38,657	39%
Cost of net revenues	100,582	79,789	20,793	26%
Gross profit	$36,086	$18,222	$17,864	98%
Gross profit as a percentage of net revenues	26%	19%

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

Corporate Segment

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
	(dollars in thousands)
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

In 2016, we capitalized $27.9 million in eligible salary and consultant costs, including $1.4 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $20.4 million, which included $1.2 million of stock-based compensation capitalized in 2015.

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
	(dollars in thousands)
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

Liquidity and Capital Resources

At December 31, 2017, we had $489.9 million of cash and cash equivalents and $187.3 million of investments, primarily commercial paper and corporate bonds. In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018 (the "Senior Notes"). In August 2017, we entered into a syndicated credit facility (the "Credit Agreement") which provides for (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million expiring in August 2022 (the "Revolving Loan Facility") and (b) a seven-year secured delayed draw term loan facility in an aggregate principal amount of up to $300.0 million expiring in August 2024 (the "Term Loan"). In October 2017, we fully drew the $300.0 million Term Loan facility and we anticipate using the proceeds from the Term Loan to repay the Senior Notes. The Revolving Loan Facility remains undrawn and available to us as of December 31, 2017.

In January 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lifetouch, Inc. (“Lifetouch”) and Lifetouch Inc. Employee Stock Ownership Trust (the “Seller”), pursuant to which we will acquire 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller for an all-cash purchase price of $825.0 million. We expect to close the acquisition of Lifetouch in the second quarter of 2018 and will finance the all-cash purchase price with an incremental $825.0 million term loan issuance. In connection with the Purchase Agreement, we entered into a commitment letter (the "Commitment Letter"), dated as of January 30, 2018, with Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), pursuant to which Morgan Stanley has committed to provide a secured incremental term loan facility in an aggregate amount of $825.0 million under our existing Credit Agreement. Issuance of the secured incremental term loan is subject to various conditions, including the execution of the definitive documentation and other customary closing conditions.

The $500.0 million credit facility that we entered into during 2017 fits well within our overall capital structure strategy. We seek to maintain adequate financial capacity to manage our seasonal cash flows, ensure a reasonable degree of operational flexibility and invest in value-creating growth. Further, we suspended our share repurchase program as of December 31, 2017 and we have publicly committed to de-levering. For information about our repurchases of shares of our common stock during the years ended December 31, 2017 and 2016, see Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 11-Share Repurchase Program.”

Below is our cash flow activity for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(36,745)	$(56,264)	$(55,448)
Capitalization of software and website development costs	(34,006)	(33,423)	(21,221)
Depreciation and amortization	103,862	113,651	113,277
Acquisition of business and intangible assets, net of cash acquired	—	—	(127)
Cash flows provided by operating activities	239,524	193,423	165,037
Cash flows used in investing activities	(195,362)	(64,401)	(33,117)
Cash flows provided by (used in) financing activities	156,508	(128,661)	(223,600)

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, quarterly payments for the Term Loan and repayment of the Senior Notes due in May 2018 for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We anticipate that total 2018 capital expenditures will be approximately 5% of our expected 2018 net revenues. These expenditures will be used to improve the mobile experience, to develop the SBS platform, to purchase technology and equipment to support the growth in our business, to increase our production capacity, to simplify the process of creating and purchasing personalized products and by continuing to expand the range of products we offer our customers, and to make developments to Shutterfly Photos. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Technology equipment and software	$12,839	$18,809	$36,380
Percentage of total capital expenditures	18%	22%	45%
Manufacturing equipment and building improvements	23,523	30,836	18,478
Percentage of total capital expenditures	32%	36%	23%
Capitalized technology and development costs	33,609	33,104	22,113
Percentage of total capital expenditures	46%	39%	27%
Rental Equipment	3,077	2,606	4,407
Percentage of total capital expenditures	4%	3%	5%
Total Capital Expenditures [1]	$73,048	$85,355	$81,378
Total capital expenditures percentage of net revenues	6%	8%	8%

[1] Excluding $9.8 million of printers we acquired and immediately sold in the second quarter of 2016, total capital expenditures in 2016 totaled $75.6 million, or 7% of net revenues.

Operating Activities. For 2017, net cash provided by operating activities was $239.5 million primarily due to our net income of $30.1 million and the net change in operating assets and liabilities of $34.6 million. Adjustments for non-cash items included $103.9 million of depreciation and amortization, $43.6 million in stock based compensation expense, $15.5 million of debt discount and issuance costs, and restructuring expense of $10.9 million.

For 2016, net cash provided by operating activities was $193.4 million. Adjustments for non-cash items included $93.5 million of depreciation and amortization, which increased by $7.2 million over the prior year due to an increase in equipment capital leases. Additional adjustments for non-cash items included $45.7 million of stock-based compensation, $20.1 million of amortization of intangible assets, $14.4 amortization of debt discount and issuance costs, and $8.9 million provision from deferred income taxes.

For 2015, net cash provided by operating activities was $165.0 million. Adjustments for non-cash items included $86.3 million of depreciation and amortization, which increased by $21.4 million over the prior year due to an increase in equipment capital leases and additional built-to-suit lease arrangements during the year. Additional adjustments for non-cash items included $60.5 million of stock-based compensation, and $27.0 million of amortization of intangible assets. Net cash provided by operating activities was also adjusted for amortization of debt discount and issuance costs of $13.6 million and the net change in operating assets and liabilities of $19.4 million primarily driven by a change in accounts receivable resulting from SBS customers.

Investing Activities. For 2017, net cash used in investing activities was $195.4 million. We used $36.7 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $34.0 million for capitalized software and website development costs and $205.5 million for the purchase of investments. This was offset by proceeds from the sales and maturities of investments of $59.1 million and proceeds from sale of property and equipment of $21.7 million.

For 2016, net cash used in investing activities was $64.4 million. We used $56.3 million for capital expenditures, $33.4 million for capitalized software and website development and $29.4 million to purchase investments. This was offset by proceeds from the sales and maturities of investments of $40.4 million and proceeds from sale of property and equipment of $14.3 million.

For 2015, net cash used in investing activities was $33.1 million. We used $55.4 million for capital expenditures, $31.1 million to purchase investments and $21.2 million for capitalized software and website development. This was partially offset from proceeds from the sales and maturities of investments of $73.5 million and proceeds from the sale of equipment and rental assets of $1.3 million, respectively.

Financing Activities. For 2017, net cash provided by financing activities was $156.5 million. We received proceeds, net of issuance costs of $295.2 million from the term loan issued in October 2017, and proceeds of $0.7 million from the issuance of common stock from the exercise of options. This was offset by the use of $110.0 million to repurchase shares of our common stock and $29.4 million in payments for capital leases and financing obligations.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor five financial measures, Non-GAAP net income (loss), Non-GAAP net income (loss) per share, adjusted EBITDA, adjusted EBITDA minus capital expenditures and free cash flow which meet the definition of Non-GAAP financial measures. We define Non-GAAP net income (loss) and Non-GAAP net income (loss) per share as net income (loss) and net income (loss) per share excluding restructuring, capital lease termination charge, and benefit from the Tax Cuts and Jobs Act legislation. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation, restructuring and capital lease termination charge. Adjusted EBITDA minus capital expenditures is defined as adjusted EBITDA less purchases of property and equipment and capitalization of software and website development costs. This was previously referred to as "free cash flow" prior to the fourth quarter of 2016. Free cash flow is defined as cash provided by operating activities less capital expenditures. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows. Refer below for a reconciliation of Non-GAAP net income (loss), Non-GAAP net income (loss) per share, adjusted EBITDA, adjusted EBITDA minus capital expenditures and free cash flow to the most comparable GAAP measure.

To supplement our consolidated financial statements presented on a GAAP basis, we believe that these Non-GAAP measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and performance. Management uses these Non-GAAP measures to evaluate our financial results, develop budgets, manage expenditures, and determine employee compensation. The presentation of additional information is not meant to be considered in isolation or as a substitute for or superior to net income (loss), net income (loss) per share or cash flows provided by (used in) operating activities determined in accordance with GAAP. We believe that it is important to view adjusted EBITDA minus capital expenditures and free cash flow as a complement to our reported consolidated financial statements. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The table below shows the trend of Non-GAAP net income (loss), Non-GAAP net income (loss) per share, Non-GAAP adjusted EBITDA and Non-GAAP adjusted EBITDA minus capital expenditures as a percentage of net revenues for the years ended December 31, 2017, 2016, and 2015 (in thousands except per share amounts and percentages):

	Year Ended December 31
	2017	2016	2015
Net revenues	$1,190,202	$1,134,224	$1,059,429

GAAP net income (loss)	$30,085	$15,906	$(843)
GAAP net income (loss) % of net revenues	3%	1%	—%
GAAP net income (loss) per share	$0.88	$0.45	$(0.02)

Non-GAAP net income (loss)	$35,828	$15,906	$(843)
Non-GAAP net income (loss) % of net revenues	3%	1%	—%
Non-GAAP net income (loss) per share	$1.05	$0.45	$(0.02)

Non-GAAP adjusted EBITDA	$234,099	$208,453	$192,000
Non-GAAP adjusted EBITDA % of net revenues	20%	18%	18%

Non-GAAP adjusted EBITDA minus capital expenditures	$161,051	$132,925	$110,621
Adjusted EBITDA minus capital expenditures % of net revenues	14%	12%	10%

Free cash flow	$168,773	$113,563	$88,368
Free cash flow % of net revenues	14%	10%	8%

For 2017, 2016 and 2015, our Non-GAAP net income (loss) was $35.8 million, $15.9 million and $(0.8) million, respectively. In addition, for 2017, 2016 and 2015, Non-GAAP net income (loss) per share was $1.05, $0.45 and $(0.02). respectively.

For 2017, 2016 and 2015, our adjusted EBITDA was $234.1 million, $208.5 million and $192.0 million, respectively. In addition, for 2017, 2016 and 2015, adjusted EBITDA minus capital expenditures was $161.1 million, $132.9 million and $110.6 million.

For 2017, 2016 and 2015, our free cash flow was $168.8 million, $113.6 million and $88.4 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and improving adjusted EBITDA minus capital expenditures.

The following is a reconciliation of Non-GAAP net income (loss), Non-GAAP net income (loss) per share, adjusted EBITDA, adjusted EBITDA minus capital expenditures, free cash flow to the most comparable GAAP measure, for the years ended December 31, 2017, 2016 and 2015 (in thousands except per share amounts):

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss)
	Year Ended December 31
	2017	2016	2015
GAAP net income (loss)	$30,085	$15,906	$(843)
Capital lease termination	8,098	—	—
Restructuring	16,966	—	—
Tax benefit impact of restructuring and capital lease termination charges	(10,446)	—	—
Benefit from 2017 tax reform legislation	(8,875)	—	—
Non-GAAP net income (loss)	$35,828	$15,906	$(843)

GAAP diluted shares outstanding	34,106	35,190	36,761
Non-GAAP diluted shares outstanding	34,106	35,190	36,761

GAAP net income (loss) per share	$0.88	$0.45	$(0.02)
Non-GAAP net income (loss) per share	$1.05	$0.45	$(0.02)

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA
	Year Ended December 31
	2017	2016	2015
Net income (loss)	$30,085	$15,906	$(843)
Add back:
Interest expense	27,836	23,023	20,998
Interest and other income, net	(1,481)	(501)	(744)
Tax expense (benefit)	5,160	10,682	(1,146)
Depreciation and amortization	103,862	113,651	113,277
Stock-based compensation expense	43,573	45,692	60,458
Capital lease termination	8,098	—	—
Restructuring	16,966	—	—
Non-GAAP Adjusted EBITDA	$234,099	$208,453	$192,000

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Adjusted EBITDA minus Capital Expenditures
	Year Ended December 31,
	2017	2016[2]	2015
Net cash provided by operating activities	$239,524	$193,423	$165,037
Add back:
Interest expense	27,836	23,023	20,998
Interest and other income, net	(1,481)	(501)	(744)
Provision for (benefit from) income taxes	5,160	10,682	(1,146)
Changes in operating assets and liabilities	(34,634)	3,772	19,393
Other adjustments	(16,488)	(21,946)	(11,538)
Capital lease termination	8,098	—	—
Cash restructuring	6,084	—	—
Non-GAAP Adjusted EBITDA	234,099	208,453	192,000
Less:
Purchases of property and equipment, including accrued amounts	(39,438)	(52,251)	(59,266)
Capitalized software and website development costs, including accrued amounts	(33,610)	(33,104)	(22,113)
Capex adjustments [1]	—	9,827	—
Adjusted EBITDA minus capital expenditures	$161,051	$132,925	$110,621

[1] In the second quarter of 2016, we acquired and subsequently sold $9.8 million of printers.
[2] We reclassified an immaterial contingent consideration payment (to Groovebook Founders) in the first quarter of 2016 between operating and financing activities within the cash flow statement.

Reconciliation of Cash Flow From Operating Activities to Non-GAAP Free Cash Flow
	Year Ended December 31
	2017	2016	2015
Net cash provided by operating activities	$239,524	$193,423	$165,037
Less: capital expenditures[1]	70,751	79,860	76,669
Free Cash Flow	$168,773	$113,563	$88,368

[1] Excludes purchase of printers of $9.8 million that we acquired and immediately sold during the second quarter of 2016

Contractual Obligations

The following are contractual obligations at December 31, 2017, associated with our borrowings, lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Term Loan, including interest (1)	388,492	16,044	33,062	32,805	306,581
Convertible Senior Notes, including interest	300,375	300,375	—	—	—
Capital lease obligations	73,301	19,400	26,038	17,849	10,014
Operating lease obligations (2)	32,052	7,287	13,626	11,069	70
Build-to-suit lease obligations (3)	46,247	6,358	13,146	13,741	13,002
Purchase obligations (4)	91,584	39,083	52,429	72	—
Total contractual obligations	$932,051	$388,547	$138,301	$75,536	$329,667

(1) The Term Loan principal of $300.0 million bears a variable interest rate of one-month LIBOR, subject to a 0.0% floor, plus an applicable margin of 2.50% per annum and therefore, is subject to change in future periods. We entered into certain interest-rate swap agreements that have the economic effect of modifying a notional amount of $150.0 million of the the Term Loan so that the interest payable on such portion became fixed at 4.27%. Interest payments on the Term Loan have been presented above after consideration of these variable to fixed interest-rate swap agreements. See Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6 - Derivative Financial Instruments and Note 12 - Debt” for further discussion.

(2) Includes office space in Redwood City and Santa Clara, California and certain production facilities under non-cancelable operating leases.

(3) Includes the estimated timing and amount of payments for rent for our leased production facility spaces in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. See Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7 - Commitments and Contingencies” for further discussion.

(4) Includes co-location agreements with third-party hosting facilities that expire in 2020, and an agreement to migrate to the cloud that expires in 2020 as well as minimums under marketing agreements.

In January 2018, we entered into a Purchase Agreement with Lifetouch and the Seller, pursuant to which we will acquire 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller for an all-cash purchase price of $825.0 million. We expect to close the acquisition of Lifetouch in the second quarter of 2018 and will finance the all-cash purchase price with an incremental $825.0 million Term Loan issuance. In connection with the Purchase Agreement, we entered into a Commitment Letter with Morgan Stanley, pursuant to which Morgan Stanley has committed to provide a secured incremental term loan facility in an aggregate amount of $825.0 million under our existing Credit Agreement. Issuance of the secured incremental term loan is subject to various conditions, including the execution of the definitive documentation and other customary closing conditions.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.     We have exposure to interest rate risk that relates primarily to our investment portfolio and our syndicated credit facility which provides (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million ("Revolving Loan Facility") and (b) a seven-year secured delayed draw term loan facility (“Term Loan”) in an aggregate principal amount of up to $300.0 million. We maintain our portfolio of cash equivalents and investments in a variety of agency bonds, commercial paper and corporate debt securities. All of our cash equivalents are carried at market value. We may draw funds from our syndicated credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase. We do not believe that a 10% change in interest rates would have a significant impact on our interest income and expense, operating results, or liquidity. As of December 31, 2017, we have not borrowed any funds under our Revolving Loan Facility. However, in October 2017, we fully drew $300.0 million on the Term Loan facility.

In August 2017, in order to mitigate future interest-rate risk, we entered into certain interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. The Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with our Term Loan so that the interest payable on such portion of the Term Loan become fixed at a rate of 4.27% (refer to Note 6 and Note 12 of Notes to Consolidated Financial Statements for further details regarding the Term Loan and the Swap Agreements). Changes in the overall level of interest rates affect the fair value of the Swap Agreements that we recognize in our consolidated balance sheet. As of December 31, 2017, if LIBOR-based interest rates would have been higher by 100 basis points, the aggregate fair value of the Swap Agreements would have increased by approximately $8.0 million.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of December 31, 2017, our investments totaled $187.3 million, which represented approximately 41% of our total investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterfly, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Shutterfly, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based compensation in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 16, 2018

We have served as the Company’s auditor since 2001.

SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$489,894	$289,224
Short-term investments	178,021	26,352
Accounts receivable, net	82,317	57,365
Inventories	11,019	11,751
Prepaid expenses and other current assets	41,383	48,084
Total current assets	802,634	432,776
Long-term investments	9,242	14,479
Property and equipment, net	266,860	284,110
Intangible assets, net	29,671	43,420
Goodwill	408,975	408,975
Other assets	17,418	11,816
Total assets	$1,534,800	$1,195,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$297,054	$—
Accounts payable	91,473	58,790
Accrued liabilities	159,248	138,869
Deferred revenue, current portion	24,649	22,929
Total current liabilities	572,424	220,588
Long-term debt	292,457	278,792
Other liabilities	119,195	137,035
Total liabilities	984,076	636,415
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 32,297 and 33,637 shares issued and outstanding on December 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	996,301	949,864
Accumulated other comprehensive income (loss)	1,778	(32)
Accumulated deficit	(447,358)	(390,674)
Total stockholders' equity	550,724	559,161
Total liabilities and stockholders' equity	$1,534,800	$1,195,576

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net revenues	$1,190,202	$1,134,224	$1,059,429
Cost of net revenues	619,650	566,117	528,078
Restructuring	1,475	—	—
Gross profit	569,077	568,107	531,351
Operating expenses:
Technology and development	168,383	166,909	155,318
Sales and marketing	197,708	233,585	236,749
General and administrative	117,797	118,503	121,019
Capital lease termination	8,098	—	—
Restructuring	15,491	—	—
Total operating expenses	507,477	518,997	513,086
Income from operations	61,600	49,110	18,265
Interest expense	(27,836)	(23,023)	(20,998)
Interest and other income, net	1,481	501	744
Income (loss) before income taxes	35,245	26,588	(1,989)
(Provision for) benefit from income taxes	(5,160)	(10,682)	1,146
Net income (loss)	$30,085	$15,906	$(843)

Net income (loss) per share:
Basic	$0.91	$0.47	$(0.02)
Diluted	$0.88	$0.45	$(0.02)
Weighted average shares:
Basic	33,113	34,097	36,761
Diluted	34,106	35,190	36,761

Stock-based compensation is allocated as follows (Note 8):
Cost of net revenues	$4,339	$4,579	$4,134
Technology and development	9,778	8,550	10,840
Sales and marketing	12,229	15,445	21,512
General and administrative	17,227	17,118	23,972
Restructuring	814	—	—
	$44,387	$45,692	$60,458

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Common stock (par value)
Balance, beginning of year	$3	$4	$4
Issuance of common stock upon exercise of options and vesting of restricted stock units	1	1	1
Common stock repurchased and retired	(1)	(2)	(1)
Balance, end of year	3	3	4

Additional paid-in capital
Balance, beginning of year	949,864	900,218	838,313
Issuance of common stock upon exercise of options and vesting of restricted stock units	677	2,104	3,221
Stock based compensation, net of forfeitures	45,760	47,252	61,705
Accelerated share repurchase of common stock	—	—	(3,119)
Tax benefit (shortfall) of stock options	—	290	98
Balance, end of year	996,301	949,864	900,218

Accumulated other comprehensive income (loss)
Balance, beginning of year	(32)	(68)	(53)
Unrealized gain (loss) on investments, net of tax	(27)	36	(15)
Unrealized gain on cash flow hedges, net of tax	1,837	—	—
Balance, end of year	1,778	(32)	(68)

Accumulated deficit
Balance, beginning of year	(390,674)	(294,092)	(80,458)
Impact of adoption of new accounting standard	23,231	—	—
Common stock repurchased and retired	(110,000)	(112,488)	(212,791)
Net income (loss)	30,085	15,906	(843)
Balance, end of year	(447,358)	(390,674)	(294,092)
Total stockholders' equity	$550,724	$559,161	$606,062

Number of shares
Common stock
Balance, beginning of year	33,637	34,777	37,906
Issuance of common stock upon exercise of options and vesting of restricted stock units	986	1,385	1,780
Common stock repurchased and retired	(2,326)	(2,525)	(4,909)
Balance, end of year	32,297	33,637	34,777

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$30,085	$15,906	$(843)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on investments, net	(72)	66	(24)
Tax benefit (expense) on unrealized gains (losses) on investments, net	39	(30)	9
Unrealized gains on cash flow hedges	2,979	—	—
Tax expense on unrealized gains on cash flow hedges	(1,136)	—	—
Other comprehensive income (loss), net of tax	1,810	36	(15)
Comprehensive income (loss)	$31,895	$15,942	$(858)

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$30,085	$15,906	$(843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,946	93,531	86,290
Amortization of intangible assets	14,916	20,120	26,987
Amortization of debt discount and issuance costs	15,508	14,432	13,647
Stock-based compensation	43,573	45,692	60,458
Loss on disposal of property and equipment	1,141	738	1,755
Deferred income taxes	(161)	8,899	(2,149)
Tax benefit from stock-based compensation	—	290	98
Excess tax benefits from stock-based compensation	—	(2,413)	(1,813)
Restructuring	10,882	—	—
Changes in operating assets and liabilities:
Accounts receivable	(24,952)	(2,142)	(24,117)
Inventories	(743)	1,715	(450)
Prepaid expenses and other assets	5,603	(19,140)	(7,436)
Accounts payable	32,189	27,128	3,139
Accrued and other liabilities	22,537	(11,333)	9,471
Net cash provided by operating activities	239,524	193,423	165,037
Cash flows from investing activities:
Purchases of property and equipment	(36,745)	(56,264)	(55,448)
Capitalization of software and website development costs	(34,006)	(33,423)	(21,221)
Purchases of investments	(205,466)	(29,422)	(31,073)
Proceeds from the maturities of investments	45,257	28,234	62,944
Proceeds from the sales of investments	13,874	12,213	10,510
Proceeds from sale of property and equipment	21,724	14,261	1,298
Acquisition of business and intangible assets, net of cash acquired	—	—	(127)
Net cash used in investing activities	(195,362)	(64,401)	(33,117)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	677	2,104	3,221
Repurchases of common stock	(110,000)	(112,488)	(179,090)
Prepayment of accelerated share repurchase	—	—	(75,000)
Refund of accelerated share repurchase	—	—	38,179
Excess tax benefits from stock-based compensation	—	2,413	1,813
Principal payments of capital lease and financing obligations	(29,380)	(19,377)	(12,723)
Payment for contingent consideration liabilities	—	(1,313)	—
Proceeds from borrowings, net of issuance costs	295,211	—	—
Net cash provided by (used in) financing activities	156,508	(128,661)	(223,600)
Net increase (decrease) in cash and cash equivalents	200,670	361	(91,680)
Cash and cash equivalents, beginning of period	289,224	288,863	380,543
Cash and cash equivalents, end of period	$489,894	$289,224	$288,863

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,567	$3,231	$2,798
Income taxes	780	1,561	1,056

Supplemental schedule of non-cash investing / financing activities:
Net increase (decrease) in accrued purchases of property and equipment	$2,693	$(4,013)	$3,818
Net (decrease) increase in accrued capitalized software and website development costs	(396)	(319)	892
Stock-based compensation capitalized with software and website development costs	1,373	1,560	1,247
Increase in estimated fair market value of buildings under build-to-suit leases	—	—	17,161
Property and equipment acquired under capital leases	19,145	23,946	29,097

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Shutterfly, Inc. (the "Company" or "Shutterfly") was incorporated in the state of Delaware in 1999. In September 2006, the Company completed its initial public offering and its common stock is listed on The Nasdaq Global Select Market under the symbol “SFLY.” The Company's principal corporate offices are in Redwood City, California.

Shutterfly is the leading digital retailer and manufacturer of high-quality personalized products and services. Shutterfly's purpose is to share life’s joy by connecting people to what matters as the leading retailer and manufacturing platform for personalized products. Shutterfly provides a full range of personalized photo-based products and services that make it easy, convenient and fun for consumers to upload, edit, enhance, organize, find, share, create, print, and preserve their memories in a creative and thoughtful manner.

The Company operates trusted premium lifestyle brands: Shutterfly, Tiny Prints, BorrowLenses and Groovebook.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include, among others, intangible assets valuation, useful lives, excess and obsolete inventories, restructuring, legal contingencies, valuation allowances, provision for sales returns, flash deal deferred revenue breakage, stock-based compensation and allowance for doubtful accounts. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of cash equivalents at the time of purchase and reevaluates such designations at each balance sheet date. Cash equivalents primarily consist of money market funds (primarily invested in U.S. government obligations), commercial paper and corporate debt securities.

Fair Value

The Company records its financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting standard establishes a three-level hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Investments, which may include agency bonds, corporate debt securities, commercial paper and U.S. government securities, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Investments whose maturity dates are less than twelve months are classified as short-term, and those with maturity dates greater than twelve months are classified as long-term.

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the security (that is, whether a credit loss exists). The Company did not recognize any other-than-temporary impairment losses on its investments in the years ended December 31, 2017, 2016 or 2015.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage interest-rate risk. The Company accounts for these instruments in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in the derivatives' fair values be recognized in earnings, unless specific hedge accounting documentation criteria is met. Based on the intended use of the derivative instruments and hedge accounting documentation criteria, the Company has designated the aforementioned derivative instruments as qualifying hedging instruments and is accounting for them as cash flow hedges pursuant to ASC 815.

The Company uses the hypothetical method to assess the effectiveness of the derivatives. The fair value of the derivatives is recognized gross as other assets or other liabilities and the corresponding changes in the fair values are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. Since the hedged item is interest expense, amounts recorded in other comprehensive income (loss) are reclassified to interest expense when the hedged interest payment is accrued. The periodic interest settlements for the derivative instruments are recorded as interest expense and are included as part of the cash flows from operating activities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments, derivatives instruments and accounts receivable. As of December 31, 2017, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Similarly, the Company's derivative contracts are transacted with various financial institutions with high credit standings, and accordingly, minimum credit risk exists with respect to these derivative contracts.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States who make payments through credit cards, sales of the Company's products in sales of SBS services and revenue generated from online advertisements posted on the Company's websites. Credit card receivables settle relatively quickly and the Company's historical experience of credit card losses have not been material and have been within management’s expectations. Excluding amounts due from credit cards of customers, as of December 31, 2017, two SBS customers accounted for 55% and 35% of the Company’s net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2017. As of December 31, 2016, excluding amounts due from credit cards of customers, one SBS customers accounted for 33% of the Company’s net accounts receivable. No other customers accounted for more than 10% of net accounts receivable as of December 31, 2016. No customers accounted for more than 10% of net revenues in the years ended December 31, 2017, 2016, and 2015.

Valuation of Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The value of inventories is reduced by estimates for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sales, current industry conditions and industry trends. Inventories are primarily raw materials and consist principally of paper, photo book covers, packaging supplies and raw materials for gifts.

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

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, generally three to seven years, and are allocated between cost of net revenues and operating expenses. Rental assets are depreciated over their estimated useful lives, generally five to six years as component of cost of net revenues, to an estimated net realizable value. Leasehold improvements are amortized over their estimated useful lives, or the lease term if shorter, generally three to ten years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses, except for rental assets, which are recognized in cost of net revenues. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the life of the asset are charged to expense as incurred.

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

For the Company’s annual goodwill impairment analysis, the Company operates under two reporting units. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of the Company's reporting units is less than its carrying amounts, the quantitative impairment test will be required. Otherwise, no further testing will be required.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than not that the fair value of the Company's reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The Company tests goodwill for impairment by first comparing the book value of net assets to

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using a combination of the income approach (using discounted cash flows) and the market approach. Forecasts of future cash flows are based on the Company's best estimate of future net revenues and operating expenses, based primarily on expected reporting unit expansion, pricing, market segment share, and general economic conditions.

Intellectual Property Prepaid Royalties

The Company has patent license agreements with various third parties. The Company has accounted for these agreements as prepaid royalties that are amortized over the remaining life of the patents. Amortization expense is recorded on a straight-line basis as a component of cost of revenue. The current portion of the prepaid royalty is recorded as a component of prepaid expenses and the long-term portion is recorded in other assets.

Lease Obligations

The Company categorizes leases at their inception as either operating or capital leases. On certain of the Company's lease agreements, the Company may receive rent holidays and other lease incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, lease incentives received for leases categorized as operating leases are treated as a reduction of the Company's costs over the term of the agreement. With regards to lease incentives received for leases categorized as capital leases, the capital lease asset and related capital lease liability recorded at the beginning of the lease term is reduced by the lease incentive.

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

Revenue Recognition

The Company recognizes revenue from Consumer and SBS product sales, net of applicable sales tax, upon shipment of fulfilled orders, when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collection of resulting receivables is reasonably assured. Customers place Consumer product orders through the Company's websites or mobile apps and pay primarily using credit cards. SBS customers are invoiced upon fulfillment. Shipping charged to customers is recognized as revenue at the time of shipment and the related shipping costs are recognized as cost of net revenues.

For gift card sales and flash deal promotions through group-buying websites, the Company recognizes revenue on a gross basis, as it is the primary obligor, when redeemed items are shipped. Revenues from sales of prepaid orders on its websites are deferred until shipment of fulfilled orders or until unredeemed prepaid orders are recognized as breakage revenue. Unredeemed prepaid orders are recognized as breakage revenue based on historical redemption patterns and represent orders for which the Company believes customer redemption is remote and it is not probable that the Company has an obligation to escheat the value of the prepaid order under unclaimed property laws.

In the second quarter of 2015, the Company changed its accounting estimate related to flash deal deferred revenue. Beginning in 2010, the Company began to market product offers on flash deal websites such as Groupon and LivingSocial. With limited history as to customer redemption patterns, the Company had been deferring all amounts to a flash deal deferred revenue liability until customer redemption. The Company now has sufficient relevant historical flash deal redemption data to support a change in estimate of the flash deal deferred revenue based on historical customer redemption patterns. Flash deal breakage revenue is recognized based upon its historical redemption patterns and represents the unredeemed flash deal offers for which the Company believes customer redemption is remote and it is not probable that the Company has an obligation to escheat the value of the flash deal revenue under unclaimed property laws. During the years ended December 31, 2017, 2016 and 2015, the Company recognized flash deal breakage revenue of $1.4 million, $5.3 million and $10.0 million, respectively.

The Company provides its customers with a return policy whereby products can be returned during a reasonable period of time for a reprint or refund. The Company maintains an allowance for estimated future returns based on historical data. The provision for estimated returns is included in accrued expenses.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain SBS revenue arrangements with multiple deliverables, including products and services, are divided into separate units and revenue is allocated using estimated selling prices if the Company does not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. The Company allocated the arrangement price to each of the elements based on the relative selling prices of each element. Estimated selling prices are management’s best estimates of the prices that the Company would charge its customers if the Company were to sell the standalone elements separately and include considerations of customer demand, prices charged by the Company and others for similar deliverables, and the price if largely based on the cost of producing the product or service. For up-front fees the Company received in exchange for products delivered or services performed, it is deferred and recognized over periods that the fees are earned. In cases in which an up-front fee is not related to specific products or services, the fee is excluded from the consideration that is allocated to the deliverables, and is recognized over the longer of the initial contractual term of the arrangement or the estimated period the customer is expected to benefit from the payment of the up-front fee.

For camera, lenses, and video equipment rentals from the BorrowLenses brand, the Company recognizes rental revenue and the related shipping revenue, ratably over the rental period. Revenue from the sale of rental equipment is recognized upon shipment of the equipment.

Restructuring Costs

The Company records restructuring costs when expenses are incurred. The Company accrues for lease termination on the cease-use date (when the Company has completely vacates the space and the space is commercially available so that it can be subleased if and when a tenant becomes available). The Company accrues for severance once the total severance pool has been calculated, approved and communicated, and recognizes the expense ratably over the required service period, from the communication date to the exit date. The Company also accelerates depreciation and amortization using a revised economic life of property and equipment. Restructuring costs also include inventory markdowns, stock-based compensation and other costs incurred as part of restructuring.

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place. The Company did not have any capitalized direct mail costs at December 31, 2017 and 2016. Total advertising costs are a component of sales and marketing expenses and include print advertising, Internet advertising, such as display ads and keyword search terms and TV and radio advertising. These amounts totaled approximately $95.6 million, $122.1 million and $117.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Stock-Based Compensation

The Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards ("RSUs").

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of RSUs and performance based restricted stock awards ("PBRSUs") is determined using the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized for RSUs on a straight-line basis over the vesting period. Compensation expense associated with PBRSUs is recognized on an accelerated attribution model. As of December 31, 2017, the PBRSUs are only subject to service vesting conditions as the performance criteria has been met.

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

The Company is subject to taxation in the United States and Israel.

On December 22, 2017, H.R.1 “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal year 2018” commonly referred to as the Tax Cuts and Jobs Act (the “Act” or “Tax Reform”) was signed by the President of the United States and became enacted law. The Tax Reform is complex and includes various changes which will impact the Company. The Company performed a preliminary assessment of the Tax Reform impacts and recorded an $8.9 million non-cash benefit due to the revaluation of our federal deferred tax liabilities in the fourth quarter of 2017, as a result of the reduction in the U.S. federal statutory tax rate from 35% to 21%.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2017	2016	2015
Net income (loss) per share:	(in thousands, except per share amounts)
Numerator
Net income (loss)	$30,085	$15,906	$(843)
Denominator
Denominator for basic net income (loss) per share
Weighted-average common shares outstanding	33,113	34,097	36,761
Dilutive effect of stock options and restricted awards	993	1,093	—
Denominator for diluted net income per share	34,106	35,190	36,761
Net income (loss) per share
Basic	$0.91	$0.47	$(0.02)
Diluted	$0.88	$0.45	$(0.02)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2017	2016	2015
Stock options and restricted stock units	1,363	549	4,185

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income (loss) and other comprehensive income (loss). The Company's other comprehensive income (loss) consists of unrealized gains and losses on marketable securities classified as available-for-sale and unrealized gains and losses on cash flow hedges.

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
SBS - Includes revenues from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for the Company's business customers.

In addition to the above reportable segments, the Company has a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation and amortization of intangible assets.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The Company early adopted ASU 2017-12 during the third quarter of fiscal 2017 with no impact to the financial statements as the Company did not have existing hedging relationships or other derivative instruments in place within the scope of ASC 815 prior to the third quarter of fiscal 2017.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
The Company recorded a tax benefit of $1.1 million as a discrete item within income tax benefit for the year ended December 31, 2017 related to the excess tax benefit on stock options, restricted stock and performance share units. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company’s future effective tax rate.

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

•	The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts proportionally in earnings as redemptions occur. The Company has concluded that there is an impact related to timing and measurement of breakage revenue for the consumer business and for one of the Company's significant multiple-element arrangements in connection with the SBS business. As it relates to timing and measurement of breakage revenue, the Company will recognize the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer, rather than the current method of recognizing breakage revenue when the Company believes the redemption is remote. As it relates to timing and measurement of one of the Company's multiple-element arrangements in connection with the SBS business, deferred revenue is currently recognized over the stated term of the contract. Upon adoption of the new standard, revenue for these particular arrangements will be recognized over a period of time that is shorter than the stated contract term, as these arrangements do not contain substantive termination penalties after certain initial number of years within the contractual term. The standard is required to be applied using either of two methods: (1) retrospectively to each prior reporting period presented (“full retrospective method”) or (2) retrospectively with the cumulative effect of initially applying the new revenue guidance recognized as an adjustment to accumulated deficit at the date of initial application and providing certain additional disclosures (“modified retrospective method”). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the new revenue recognition guidance in the first quarter of fiscal 2018 pursuant to the modified retrospective method. The impact of the adoption is less than 1% of total revenue and did not result in significant changes to systems, processes or controls.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 — Balance Sheet Components

Intellectual Property Prepaid Royalties

Intellectual property prepaid royalties are included in prepaid expenses and other current assets and other assets. Total amortization for these license agreements in 2017, 2016 and 2015 were $1.2 million, $1.2 million and $1.3 million, respectively. As of December 31, 2017, the Company had a balance of $5.6 million in unamortized prepaid royalties. Amortization of these licenses is estimated as follows (in thousands):

Year Ending December 31:
2018	$1,083
2019	675
2020	502
2021	502
2022	493
Thereafter	2,365
$5,620

Prepaid Expenses and Other Current Assets

	December 31,
	2017	2016
	(in thousands)
Prepaid service contracts – current portion	$12,861	$11,114
Manufacturing partners receivable	6,322	11,739
Prepaid postage	3,274	4,754
Other prepaid expenses and current assets	18,926	20,477
	$41,383	$48,084

Property and Equipment, Net

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
	(in thousands)
Manufacturing equipment	$192,494	$182,484
Computer equipment and software	188,593	177,525
Capitalized software and website development costs	134,585	134,427
Buildings under build-to-suit leases	56,468	56,468
Leasehold improvements	22,145	22,007
Rental equipment	19,208	18,786
Furniture and fixtures	8,255	11,057
	621,748	602,754
Less: Accumulated depreciation and amortization	(354,888)	(318,644)
Property and equipment, net	$266,860	$284,110

Building value of $56.5 million under build-to-suit leases represents the estimated fair market value of buildings under build-to-suit leases of which the Company is the "deemed owner" for accounting purposes only. See Note 7 - Commitments and Contingencies for further discussion of the Company's build-to-suit leases.

Included within Manufacturing equipment is approximately $89.9 million of capital lease obligations for various pieces of manufacturing facility equipment in 2017 and 2016. Accumulated depreciation of assets under capital lease totaled $32.4 million at December 31, 2017 compared to $25.1 million at December 31, 2016.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $88.9 million, $93.5 million, and $86.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Included in property and equipment is approximately $15.8 million and $14.3 million of assets in construction as of December 31, 2017 and 2016, respectively, the majority of which relates to internal-use software.

Total capitalized software and website development costs, net of accumulated amortization totaled $57.4 million and $50.8 million at December 31, 2017 and 2016, respectively. Amortization of capitalized costs totaled approximately $26.8 million, $22.0 million and $18.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During the second quarter of 2017, the Company took advantage of an opportunity to complete the upgrade of the majority of its color printer fleet. The benefits of the upgrade include improved quality, increased throughput and automation, and lower consumable costs. There are three pieces of this transaction as follows:
•Purchase of leased equipment from an existing vendor for $21.6 million;
•Sale of the purchased leased equipment to HP, Inc. ("HP") for $20.5 million; and
•Lease of new equipment from HP.

In the purchase of the existing leased equipment, the difference between the payment of $21.6 million and the fair value of the asset resulted in an $8.1 million capital lease termination charge (a separate line item in the consolidated statement of operations). The purchased equipment assets were recorded on the balance sheet at fair value of $12.9 million. The subsequent sale of the equipment to HP for $20.5 million resulted in the removal of the equipment assets and a capital lease incentive of $7.9 million to be amortized over the new lease term. Lastly, the Company leased new equipment from HP which upgraded most of its remaining color fleet to HP's high-end printers.

Intangible Assets

Intangible assets are comprised of the following:

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Useful Life	December 31,
		2017	2016
		(in thousands)
Purchased technology	10 years	$104,869	$104,869
Less: accumulated amortization		(76,585)	(69,768)
		28,284	35,101

Customer relationships	5 years	75,146	75,146
Less: accumulated amortization		(73,759)	(67,311)
		1,387	7,835

Licenses and other	3 years	7,202	7,202
Less: accumulated amortization		(7,202)	(6,718)
		—	484

Total		$29,671	$43,420

Purchased technology is amortized over a period ranging from one to sixteen years. Customer relationships are amortized over a period ranging from one to seven years. Licenses and other is amortized over a period ranging from two to five years.

Intangible asset amortization expense for the years ended December 31, 2017, 2016 and 2015 was $13.7 million, $18.9 million and $25.8 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending December 31:
2018	$4,829
2019	3,408
2020	3,407
2021	3,407
2022	3,407
Thereafter	11,213
$29,671

Goodwill

The Company conducted its annual impairment assessment (Step One Analysis) test during the fourth quarter of 2017 in accordance with authoritative guidance. The Company determined that the estimated fair values of all of the reporting units substantially exceeded their carrying values and that they were not impaired.

As of December 31, 2017, the Company's total goodwill balance is $409.0 million, with $372.1 million related to the Consumer segment and $36.9 million related to the SBS segment. There were no changes to the Company's goodwill balances in 2017 and 2016.

Accrued Liabilities

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
	(in thousands)
Accrued production costs	$37,552	$38,755
Accrued compensation	31,331	17,066
Accrued marketing expenses	22,874	23,839
Accrued income, sales and other taxes	21,745	19,846
Capital lease obligations, current portion	16,859	16,092
Accrued other	28,887	23,271
	$159,248	$138,869

Other Liabilities

	December 31,
	2017	2016
	(in thousands)
Financing obligations	$53,682	$55,355
Capital lease obligations, non-current portion	48,620	50,213
Deferred revenue, non-current portion	5,618	7,303
Deferred tax liability	1,012	20,446
Other liabilities	10,263	3,718
	$119,195	$137,035

Financing obligations relate to the Company's build-to-suit leases as further discussed in Note 7 - Commitments and Contingencies.

Note 4 — Investments

At December 31, 2017 and 2016, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$54,911	$3	$(52)	$54,862
Agency securities	10,781	—	(14)	10,767
Commercial paper	101,546	—	—	101,546
U.S. Government securities	10,857	—	(11)	10,846
Total short-term investments	$178,095	$3	$(77)	$178,021
Long-term investments
Corporate debt securities	$6,287	$—	$(25)	$6,262
Agency securities	2,000	—	(17)	1,983
U.S. Government securities	998	—	(1)	997
Total long-term investments	$9,285	$—	$(43)	$9,242

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$13,371	$2	$(12)	$13,361
Agency securities	7,957	6	—	7,963
Commercial paper	1,727	—	—	1,727
U.S. Government securities	3,298	3	—	3,301
Total short-term investments	$26,353	$11	$(12)	$26,352
Long-term investments
Corporate debt securities	$6,208	$1	$(20)	$6,189
Agency securities	5,359	—	(20)	5,339
U.S. Government securities	2,956	1	(6)	2,951
Total long-term investments	$14,523	$2	$(46)	$14,479

The Company had no available-for-sale investments with a significant unrealized loss that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2017, 2016 and 2015 and no impairments were recorded in the respective periods. The Company had no material realized gains or losses during the years ended December 31, 2017 and 2016.

The following table summarizes the contractual maturities of the Company's investments as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
One year or less	$178,021	$26,352
One year through three years	9,242	14,479
	$187,263	$40,831

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 5 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of identical or similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of December 31, 2017.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Estimated Fair Value as of
	December 31, 2017		December 31, 2016
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$151,071	$—	$808	$—
Level 2 Securities:
Corporate debt securities	21,592	61,124	2,309	19,550
Agency securities	6,444	12,750	—	13,302
U.S. Government securities	—	11,843	—	6,252
Commercial Paper	85,599	101,546	6,694	1,727
Total cash equivalents and investments	$264,706	$187,263	$9,811	$40,831

Derivative Assets

As of December 31, 2017, the fair value of the interest-rate swap agreements, which were determined based on an income-based valuation model that takes into account the contract terms as well as multiple observable market inputs such as LIBOR-based yield curves, futures, volatilities and basis spreads (Level 2), were as follows (the Company had no outstanding derivative financial instruments as of December 31, 2016) (in thousands):

Total Estimated Fair Value as of
December 31, 2017
Derivative assets	$2,979

Borrowings

As of December 31, 2017, and 2016, the fair value of the Company's borrowings, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	December 31, 2017	December 31, 2016
Convertible senior notes	$296,550	$290,436
Term Loan	300,000	—

The Term Loan was issued in October 2018. Therefore, there was no balance as of December 31, 2016.

The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

Note 6 — Derivative Financial Instruments
In August 2017, the Company entered into certain interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. The Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with the Company’s secured delayed draw term loan ("Term Loan") so that the interest payable on such portion of the Term Loan become fixed at a rate of 4.27% (refer to Note 12 - Debt for further details regarding the term loan facility). The Swap Agreements have a maturity date of August 17, 2023 as compared to August 17, 2024 for the Term Loan. Further, the Term Loan has an interest-rate floor, whereas the Swap Agreements do not include a floor. All other critical terms of the Swap Agreements correspond to the Term Loan, including interest-rate reset dates and underlying market indices. The Company fully drew the Term Loan on October 18, 2017 which is also the effective date of the

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Swap Agreements. The Company has asserted that it is probable that it will have sufficient outstanding debt throughout the life of the Swap Agreements.
The Company has designated the aforementioned Swap Agreements as qualifying hedging instruments and is accounting for them as cash flow hedges pursuant to ASC 815 (as amended by ASU 2017-12). Refer to Note 2 - Summary of Significant Accounting Policies for details regarding the derivative instruments accounting policy.
The fair value of the Swap Agreements was $3.0 million as of December 31, 2017 and was classified as other assets in the balance sheet. The unrealized gains recognized in other comprehensive income (loss) were $3.0 million and the amounts reclassified from other comprehensive income (loss) to interest expense during the year ended December 31, 2017 were insignificant. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months are also insignificant. Interest expense (including the effects of the cash flow hedges) related to the portion of the Term Loan subject to the aforementioned interest-rate swap agreements was $1.3 million for the year ended December 31, 2017.
The Company does not use derivative financial instruments for trading purposes.

Note 7 — Commitments and Contingencies

Leases

The Company leases office and production space under various non-cancelable operating leases that expire no later than January 2023. Rent expense was $7.1 million, $6.1 million. and $9.7 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company has production equipment under capital leases. During the year ended December 31, 2017, the Company entered into new equipment leases with terms which resulted in capital lease treatment.

At December 31, 2017, the total future minimum payments under non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending December:
2018	$7,287	$19,400
2019	7,322	16,471
2020	6,304	9,567
2021	6,146	8,965
2022	4,923	8,884
Thereafter	70	10,014
Total minimum lease payments	$32,052	$73,301
Less: amount representing interest		(7,822)
Present value of future minimum lease payments		65,479
Less: current portion		(16,859)
Non-current portion of capital lease obligations		$48,620

Total future minimum sublease income to be received from non-cancelable leases is $0.7 million as of December 31, 2017.

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2021. As of December 31, 2017, the Company’s purchase obligations totaled $91.6 million. At December 31, 2017, the total future minimum payments under these purchase obligations are as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December:
2018	$39,083
2019	32,021
2020	20,408
2021	72
Total minimum purchase obligations	$91,584

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

At the time of completion of each facility, the Company evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases - Sale-Leaseback Transactions. If the Company did not comply with the provisions needed for sale-leaseback accounting, the lease was accounted for as a financing obligation and lease payments were attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset was depreciated over the building's estimated useful life which is generally 30 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

The Company concluded that it had forms of continued economic involvement in all three of the facilities. As a result, the Company did not comply with provisions for sale-leaseback accounting and the buildings are being accounted for as a financing obligation.

At December 31, 2017, the total future rent payments under these build-to-suit leases are as follows (in thousands):

Year Ending December:
2018	$6,358
2019	6,501
2020	6,645
2021	6,794
2022	6,947
Thereafter	13,002
Total future rent payments under build-to-suit leases	$46,247

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

Legal Matters

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in the Company's business or other developments rendering them, in the Company's judgment, no longer material to the Company's business, financial position or results of operations.

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

Monroy v. Shutterfly, Inc.

On November 30, 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against us in the U.S. District Court for the Northern District of Illinois. The complaint asserts that the Company violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. The Company believes the suit is without merit and intends to vigorously defend against it.

Taylor v. Shutterfly, Inc.

On December 12, 2017, Megan Taylor filed a purported class action complaint on behalf of herself and other customers in the U.S. District Court for the Northern District of California. Taylor alleges that the Company misrepresents a deal it currently offers through Groupon because it does not allow purchasers of the Groupon offer to combine or “stack” it with other promotional codes offered by the Company. The Company believes the suit is without merit and intends to vigorously defend against it.

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

Note 8 — Stock-Based Compensation

1999 Stock Plan

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2015 Equity Incentive Plan

In December 2015 the Company’s stockholders approved, the 2015 Plan, and all shares of common stock available for grant under the 2006 Plan transferred to the 2015 Plan. The types of awards under the 2015 Plan include restricted stock awards, stock bonus awards, restricted stock units, and performance shares. The 2015 Plan provides for 1,400,000 shares of the Company's common stock available for issuance in addition to the shares available under the 2006 plan. The 2015 Plan was amended in 2017 to increase the number of shares available for issuance by 1,300,000 shares.

Stock Option Activity

A summary of the Company’s stock option activity at December 31, 2017 and changes during the period are presented in the table below (share numbers and aggregate intrinsic values in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2016	950	$46.58
Granted	614	45.68
Exercised	(32)	21.51
Forfeited, canceled or expired	(3)	33.97
Balances, December 31, 2017	1,529	$46.77	5.6	$4,632
Options vested and expected to vest as of December 31, 2017	1,347	$46.75	5.6	$4,113
Options vested as of December 31, 2017	401	$46.48	5.0	$1,385

As of December 31, 2016, and 2015, there were 100,000 and 198,000 options vested, respectively.

During the year ended December 31, 2017, the Company granted options to purchase an aggregate of 614,000 shares of common stock at a weighted average exercise price of $45.68, with an estimated weighted-average grant-date fair value of $12.23. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $2.8 million, and $4.1 million, respectively. Net cash proceeds from the exercise of stock options were $0.7 million, $2.1 million, and $3.2 million for the years ended December 31, 2017, 2016 and 2015. The total grant date fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $4.5 million, $0.1 million, and $0.5 million, respectively.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gave consideration to historical exercises, post-vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The Company did not grant stock options in 2015. The assumptions used to value options granted during the years ended December 31, 2017 and 2016 are as follows (there were no option awards granted during the year ended December 31, 2015):

	Year Ended December 31,
	2017	2016
Dividend yield	—	—
Annual risk-free rate of return	1.9%	1.2%
Expected volatility	29.8%	32.9%
Expected term (years)	4.1	4.1

Restricted Stock Units

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

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2017, is as follows (share numbers in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2016	2,834	$43.52
Granted	821	47.21
Vested	(954)	43.91
Forfeited	(408)	43.78
Awarded and unvested as of December 31, 2017	2,293	$44.64
Restricted stock units expected to vest as of December 31, 2017	1,954

The chart below summarizes grant activity during the year ended December 31, 2017 by equity plan (share numbers in thousands):

Grants in 2017
2015 Equity Incentive Plan
Stock options (1)	540
Restricted stock units (1)	773
Total grants under 2015 Plan	1,313

Inducement Shares
Stock options (2)	74
Restricted stock units (2)	48
Total grants pursuant to Inducement Shares	122

Total awards granted in 2017	1,435

(1) Awards issued under the 2015 Plan include stock options and restricted stock unit awards granted to new and current employees. Awards issued under this plan typically vest over a four-year total vesting term.

(2) Inducement awards are issued to newly hired officers and to certain new employees from acquired companies. During 2017, inducement awards included time-based awards and options issued to a newly hired officer.

During the years ended December 31, 2017, 2016, and 2015, the fair value of awards vested were $41.9 million, $56.7 million, and $64.5 million respectively.

At December 31, 2017, the Company had $69.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

Note 9 — Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$35,213	$26,440	$(2,303)
Foreign	32	148	314
Total	$35,245	$26,588	$(1,989)

The components of the provision for (benefit from) income taxes are as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016	2015
Federal:
Current	$912	$837	$(23)
Deferred	(2,884)	7,306	(2,053)
	(1,972)	8,143	(2,076)
State:
Current	3,937	188	768
Deferred	3,050	1,895	91
	6,987	2,083	859
Foreign:
Current	472	758	258
Deferred	(327)	(302)	(187)
	145	456	71
Total income tax expense (benefit):
Current	5,321	1,783	1,003
Deferred	(161)	8,899	(2,149)
	$5,160	$10,682	$(1,146)

The Company’s actual tax expense differed from the statutory federal income tax rate, as follows:

	December 31,
	2017	2016	2015
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes	0.8	(2.8)	142.6
Stock-based compensation	(3.2)	(0.4)	8.9
R&D tax credit	(4.3)	(6.6)	173.5
Non-deductible executive compensation	5.4	4.7	(116.5)
Valuation allowance	6.4	7.4	(170.7)
Uncertain tax benefit liability settlement	—	1.4	—
Tax reform	(25.2)	—	—
Other	(0.3)	1.5	(15.3)
	14.6%	40.2%	57.5%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act”). The Tax Act introduces tax reform that reduces the current corporate federal income tax rate from 35% to 21%, among other changes. The rate reduction is effective January 1, 2018. The Company has determined that the Tax Act requires a revaluation of its net deferred tax asset upon its enactment during the current quarter. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, like the Tax Act, deferred tax assets and liabilities are adjusted through income tax expense during the fourth quarter of 2017.

Subsequent to the enactment of the Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the deferred tax re-measurements and other items to be provisional due to the forthcoming guidance and the Company's ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

At December 31, 2017 the Company had approximately $0.7 million and $23.5 million of Federal and California net operating loss carryforwards, respectively. None of these net operating loss carryforwards are associated with windfall tax benefits for federal and state income tax purposes. Effective January 1, 2017, the Company adopted ASU 2016-09 resulting in excess tax benefits or tax deficiencies from stock-based compensation being recorded to the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. These carryforwards will expire beginning in the year 2023 and 2031 for federal and California purposes, respectively.

The Company also had research and development credit carryforwards of approximately $12.5 million and $16.5 million for federal and state income tax purposes, respectively, at December 31, 2017. None of these are associated with windfall tax benefits for federal and state income tax purposes due to adoption of ASU 2016-09. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes. The research and development tax credit will expire starting in 2021 for federal and 2024 for Arizona.

The Internal Revenue Code ("IRS") limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

The components of the net deferred tax assets as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,837	$460
Reserves and other tax benefits	33,145	50,178
Tax credits	32,057	17,149
Deferred tax assets	67,039	67,787
Valuation allowance	(17,111)	(9,998)
Net deferred tax assets	49,928	57,789
Deferred tax liabilities:
Depreciation and amortization	(47,293)	(77,455)
Net deferred tax assets (liabilities)	$2,635	$(19,666)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The valuation allowance related to deferred income taxes was $17.1 million as of December 31, 2017 and $10.0 million as of December 31, 2016. The increase in the valuation allowance was attributed to the Company's generation of certain California and other state income tax credits which it believes it will not be able to utilize.

Based on the Company’s assessment, excluding the valuation allowance recorded related to certain state deferred tax assets that are not likely to be realized, it is more likely than not that the Company’s U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences as of December 31, 2017. Shutterfly's business is cyclical and taxable income is highly dependent on revenue that historically has occurred during the fourth quarter. If there are changes to this historic trend and the Company's fourth quarter does not yield results in-line with expectations, the Company may not be profitable in a given year resulting in a potential cumulative loss.  When a tax planning strategy is feasible and prudent, the Company would pursue any possible tax planning strategies to avoid the expiration of the Company's tax attributes and none have been identified or considered as of December 31, 2017. Accordingly, with exception of the valuation allowance discussed above, no additional valuation allowance has been recorded on this net asset as of December 31, 2017. The Company will continue to assess the need for a valuation allowance in the future.

As of December 31, 2017, the Company had $9.0 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Balance of unrecognized tax benefits at January 1	$6,586	$5,703	$8,566
Additions for tax positions of prior years	1,393	—	—
Additions for tax positions related to current year	1,050	951	1,050
Reductions for tax positions of prior years	—	(68)	(3,913)
Balance of unrecognized tax benefits at December 31	$9,029	$6,586	$5,703

If the $9.0 million of unrecognized tax benefits as of December 31, 2017 is recognized, approximately $4.5 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company’s policy is to recognize interest and /or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amounts accrued for interest and penalties related to tax uncertainties were not significant for the year ended December 31, 2017. No amounts were accrued for the year ended December 31, 2016.

The Company provides for federal income taxes on the earnings of its foreign subsidiary, as such, earnings are currently recognized as U.S. taxable income.

As of December 31, 2017, the Company is subject to taxation in the United States and Israel. The Company is subject to examination for tax years including and after 2014 for federal income taxes. Certain tax years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Note 10 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2017, 2016 and 2015, there were no discretionary contributions.

Note 11 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of December 31, 2017, the Company's Board of Directors has approved increases to the program on the following dates:

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
We suspended the Company's share repurchase program as of December 31, 2017 and we have publicly committed to de-levering.

The share repurchase program is subject to prevailing market conditions and other considerations, does not require the Company to repurchase any dollar amount or number of shares, and may be suspended or discontinued at any time. The share repurchase

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

authorization, which was effective immediately, permits the Company to effect repurchases for cash from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods.

The following table provides information about the Company's repurchase of shares of the Company's common stock for fiscal years 2015, 2016, and 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2015 Repurchases (2)	4,907,675	$43.99	$215,911
2016 Repurchases	2,524,752	$44.55	$112,488
2017 Repurchases	2,325,825	$47.29	$110,000

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

Note 12 - Debt

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

On October 18, 2017, the Company fully drew the $300.0 million Term Loan under the Credit Agreement. The full amount of the $200.0 million Revolving Loan Facility remains undrawn as of December 31, 2017. The proceeds of the Term Loan will be used (1) to settle the Company's existing 0.25% Convertible Senior Notes due May 15, 2018 and (2) for working capital and general corporate purposes.

Upon funding of the Term Loan on October 18, 2017, the Company elected to bear interest rate of one-month LIBOR, subject to a floor of 0.0%, plus an applicable margin of 2.50% per annum. The revolving loans under the Credit Agreement bear interest, at the election of the Company, at either (a) the base rate (the "Base Rate"), which is defined as a fluctuating rate per annum equal to the greatest of (1) the prime rate then in effect, (2) the federal funds rate then in effect, plus 0.50%, and (3) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.0% or (b)  an adjusted LIBOR Rate, subject to a floor of 0.0% (the "LIBOR Rate"), in each case, plus an applicable margin of (1) initially, 0.75% per annum in the case of Base Rate loans and 1.75% per annum in the case of LIBOR Rate loans or (2) following the Company’s delivery of financial statements for the first full fiscal quarter following the Closing Date, 0.50% to 0.75% per annum in the case of Base Rate loans and 1.50% to 1.75% per annum in the case of LIBOR Rate loans, in each case based on the Company’s consolidated secured net leverage ratio, measured as of the end of the most recently ended fiscal quarter. In connection with the Credit Agreement, the Company is also required to pay commitment fees, closing fees, arrangement fees, ticking fees and administration fees, and other customary fees and costs.
The Term Loan has a maturity date of August 17, 2024. Commencing on the last day of the first full fiscal quarter following the Company's borrowing of the Term Loan, the Term loan will amortize in equal quarterly installments of 0.25% of the original

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance, measured as of the end of each fiscal quarter, with a consolidated secured net leverage ratio and a consolidated interest expense coverage ratio. As of December 31, 2017, the Company is in compliance with these covenants.
In August 2017, the Company entered into certain interest-rate swap agreements with an effective date of October 18, 2017 that have the economic effect of modifying a portion of the variable interest-rate obligations associated with the secured delayed draw Term Loan so that the interest payable on such portion become fixed (refer to Note 6 - Derivative Financial Instruments for further details regarding the interest-rate swap agreements).
The Company incurred $5.6 million in credit facility origination costs during the year ended December 31, 2017 related to the Credit Agreement. The origination costs attributable to the Revolving Loan Facility were capitalized within prepaid expenses for the current portion and other assets for the non-current portion. The origination costs attributable to the Term Loan are presented as a reduction to the carrying value of the debt in the consolidated balance sheet. Fees attributable to the Revolving Loan Facility are being amortized over five years and fees attributable to the Term Loan are being amortized over seven years, both as a component of interest expense.
The Term Loan consist of the following (in thousands):

December 31, 2017
Liability component:
Principal	$300,000
Less: debt issuance costs, net of amortization	(4,543)
Net carrying amount	$295,457

Term loan, current	$3,000
Term loan, non-current	$292,457

The following table sets forth the total interest expense recognized related to the Term Loan during fiscal 2017 (in thousands):

Floating interest (including the effects of cash flow hedges)	$2,505
Amortization of debt issuance costs	247
Delayed draw ticking fees	551
$3,303

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2017, the Notes are convertible. During the second quarter of 2017, the Notes were reclassified from long-term liabilities to current as these are now within one year of maturity.
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
In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $6.4 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.7 million, were netted with the equity component in stockholders' equity. The unamortized issuance costs balance attributable to the liability component was $0.5 million as of December 31, 2017. Additionally, the Company recorded a deferred tax asset of $0.6 million on a portion of the equity component transaction costs which are deductible for tax purposes.
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization	(5,946)	(21,208)
Net carrying amount (classified as current)	$294,054	$278,792

Equity component (1)	$63,510	63,510

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2017	2016	2015
0.25% coupon	$750	$750	$750
Amortization of debt issuance costs	1,395	1,319	1,247
Amortization of debt discount	13,866	13,113	12,400
	$16,011	$15,182	$14,397

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

The Chief Operating Decision Maker ("CODM") function uses gross profit to evaluate the performance of the segments and allocate resources. Management considers gross margin to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level at which direct costs associated with the performance of the segment are monitored. Cost of net revenues for the Consumer segment consists of costs incurred to produce personalized products for all of the Company's brands. These costs include direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service, rent for production facilities, and depreciation of production equipment (primarily digital printing presses and binders) and manufacturing facilities. Cost of net revenues also includes amortization of capitalized website and software development costs, primarily related to adding features and functionality to the Company's website and apps to facilitate product purchases and improve the customer shopping experience. These costs include amortization of third-party software and acquired developed technology as well as patent royalties. Cost of net revenues also includes inventory markdowns that are part of restructuring activities. Cost of net revenues for the SBS segment consists of costs which are direct and incremental to the SBS business. These include production costs of SBS products, such as materials, labor and printing costs and costs associated with third-party production of goods. They also include shipping costs and indirect overhead.

Due to the nature of the Company's operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM to allocate resources or assess performance of the Company's segments. Accordingly, the Company has not disclosed asset information by segment.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s segments are determined based on the products and services it provides and how the CODM evaluates the business. The Company has the following reportable segments:
Consumer - Includes sales from the Company's brands and are derived from the sale of a variety of products, such as cards and stationery, professionally-bound photo books, home décor, personalized gifts, high quality prints, and other photo-based merchandise, and related shipping revenues, as well as rental revenue from its BorrowLenses brand. Revenue from advertising displayed on the Company's websites is also included in Consumer revenues.
SBS - Includes revenues from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for the Company's business customers.

In addition to the above reportable segments, the Company has a corporate category that includes activities that are not directly attributable or allocable to a specific segment. This category consists of stock-based compensation expense and amortization of intangible assets.

The Company's segment results for fiscal 2017, 2016 and 2015 were as follows (dollars in thousands):

	Year Ended December 31
	2017	2016	2015
Consumer
Net revenues	$996,963	$997,556	$961,418
Cost of net revenues	456,665	455,387	436,050
Restructuring	1,475	—	—
Gross profit	$538,823	$542,169	$525,368
Gross profit as a percentage of net revenues	54%	54%	55%

Shutterfly Business Solutions (SBS)
Net revenues	$193,239	$136,668	$98,011
Cost of net revenues	154,068	100,582	79,789
Gross profit	$39,171	$36,086	$18,222
Gross profit as a percentage of net revenues	20%	26%	19%

Corporate
Net revenues	$—	$—	$—
Cost of net revenues	8,917	10,148	12,239
Gross profit	$(8,917)	$(10,148)	$(12,239)

Consolidated
Net revenues	$1,190,202	$1,134,224	$1,059,429
Cost of net revenues	619,650	566,117	528,078
Restructuring	1,475	—	—
Gross profit	$569,077	$568,107	$531,351
Gross profit as a percentage of net revenues	48%	50%	50%

Note 14 — Restructuring

2017 Restructuring Plan

During the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As part of the plan, the following actions were taken:

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
During the second quarter of 2017, the Company shut down the legacy Tiny Prints website and reinvested in Tiny Prints as its premium cards & stationery brand, creating a Tiny Prints boutique on a dedicated tab on Shutterfly.com;

•	During the second quarter, the MyPublisher brand was retired in favor of the industry-leading Shutterfly Photo Books category; and

•	During the third quarter of 2017, the Company launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website
As of December 31, 2017, the Company has substantially completed all actions under the 2017 Restructuring Plan. The Tiny Prints, MyPublisher and Wedding Paper Divas legacy websites were shut down during the first nine months of fiscal 2017. The Company seeks to retain as many customers and as much revenue as possible while migrating customers from the legacy websites to Shutterfly.com. Further, as part of the plan, the Company announced that it would undertake a strategic review of BorrowLenses for possible sale. The Company completed the strategic review process in the third quarter of 2017 and decided to retain and operate the business. Total restructuring costs associated with the 2017 Restructuring Plan were $16.8 million and impacted the restructuring expense line items within cost of net revenues and operating expenses in the consolidated statement of operations during the year ended December 31, 2017.

2015 Restructuring Plan

During 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives ("2015 Restructuring Plan"). Actions pursuant to the 2015 Restructuring Plan were substantially complete as of the first quarter of 2016. Total restructuring costs associated with the 2015 Restructuring Plan were $0.3 million and $3.5 million during the year ended December 31, 2016 and December 31, 2015, respectively. The restructuring expenses incurred during the year ended December 31, 2015 were recorded within the cost of net revenues line item in the amount of $2.7 million and technology and development line item in the amount of $0.8 million in the consolidated statement of operations.

Restructuring Activity

The following table summarizes the restructuring costs recognized during the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017 Restructuring					2015 Restructuring
	Property and equipment	Employee costs	Inventory		Other costs	Employee Costs	Other costs	Total
Balance as of January 1, 2015	$—	$—	$—		$—	$—	$—	$—
Restructuring and other charges	—	—	—		—	1,043	2,494	3,537
Cash payments	—	—	—		—	(577)	—	(577)
Non-cash adjustments [2]	—	—	—		—	—	(435)	(435)
Balances as of December 31, 2015[1]	—	—	—		—	466	2,059	2,525
Restructuring and other charges	—	—	—	—	—	61	229	290
Cash payments	—	—	—		—	(527)	(686)	(1,213)
Balance as of December 31, 2016[1]	—	—	—		—	—	1,602	1,602
Restructuring and other charges	8,233	5,851	1,475		1,226	—	181	16,966
Cash payments	(250)	(4,658)	—		(786)	—	(390)	(6,084)
Non-cash adjustments [2]	(6,933)	(814)	(1,475)		(23)	—	—	(9,245)
Balance as of December 31, 2017[1]	$1,050	$379	$—		$417	$—	$1,393	$3,239

[1] The balances as of December 31, 2017, 2016, and 2015 are recorded in accrued liabilities and other non-current liabilities.
[2] Non-cash adjustments include depreciation and amortization of property and equipment (primarily capitalized software development costs and manufacturing equipment) and intangible assets, inventory markdowns, stock-based compensation, and other non-cash costs incurred as part of the restructuring.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$191,972	$209,032	$195,443	$593,755
Gross profit	$74,613	$90,631	$64,296	$339,537
Net income (loss)	$(33,194)	$(22,838)	$(25,607)	$111,724

Net income (loss) per common share:
Basic	$(0.98)	$(0.68)	$(0.78)	$3.45
Diluted	$(0.98)	$(0.68)	$(0.78)	$3.37

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$181,709	$203,961	$187,328	$561,226
Gross profit	$72,986	$94,369	$69,574	$331,178
Net income (loss)	$(29,436)	$(16,485)	$(29,155)	$90,982

Net income (loss) per common share:
Basic	$(0.85)	$(0.48)	$(0.86)	$2.70
Diluted	$(0.85)	$(0.48)	$(0.86)	$2.63

Note 16 — Subsequent Event

On January 30, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lifetouch, Inc. (“Lifetouch”) and Lifetouch Inc. Employee Stock Ownership Trust (the “Seller”), pursuant to which the Company will acquire 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller. The consummation of the acquisition is subject to customary closing conditions, including regulatory approval among other conditions. Under the terms of the Purchase Agreement, the consideration for the acquisition will consist of an all-cash purchase price of $825.0 million subject to certain post-closing adjustments based on a determination of closing net working capital, transaction expenses, cash and indebtedness. The Company expects to close the acquisition in the second quarter of 2018 and will finance the all-cash purchase price with an incremental $825.0 million term loan issuance. In connection with the Purchase Agreement, the Company entered into a commitment letter (the "Commitment Letter"), dated as of January 30, 2018, with Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), pursuant to which Morgan Stanley has committed to provide a secured incremental term loan facility in an aggregate amount of $825.0 million under the Company's existing Credit Agreement. Issuance of the secured incremental term loan is subject to various conditions, including the execution of the definitive documentation and other customary closing conditions.

Lifetouch provides the Company with a highly complementary business. The Company expects to gain access to many Lifetouch customers as Shutterfly customers, where they will benefit from Shutterfly’s leading cloud-photo management service, product creation capabilities, mobile apps, and broad product range. Lifetouch will be able to offer Shutterfly’s broader product range to Lifetouch customers, as well as to accelerate the development of Lifetouch’s online order-taking platform. The Company also expects to realize significant supply chain, manufacturing, and fulfillment synergies over time.

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	In thousands
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2015	$1	37	—	(28)	$10
Year ended December 31, 2016	$10	45	—	(20)	$35
Year ended December 31, 2017	$35	—	—	(35)	$—

Tax Valuation Allowance
Year ended December 31, 2015	$4,850	3,394	—	(83)	$8,161
Year ended December 31, 2016	$8,161	1,956	—	(119)	$9,998
Year ended December 31, 2017	$9,998	3,773	3,340	—	$17,111

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

2. Financial Statement Schedule. The Valuation and Qualifying Accounts schedule is incorporated by reference to Part II, Item 8 of this annual report.

3. Exhibits. We have filed, or incorporated into this report by reference, the exhibits listed on the Exhibit List on the following page and are incorporated herein.

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Restated Bylaws.	10-Q	001-33031	July 31, 2012	3.02
4.01	Form of common stock certificate.	S-1/A	333-135426	August 18, 2006	4.01
4.02	Indenture, dated as of May 20, 2013, by and between Shutterfly, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-33031	May 20, 2013	4.01
10.01	Form of Indemnity Agreement.*	S-1	333-135426	June 29, 2006	10.01
10.02	1999 Stock Plan and forms of stock option agreement and a stock option exercise agreement.*	S-1	333-135426	June 29, 2006	10.02
10.03	2006 Equity Incentive Plan, as amended.*	10-Q	001-33031	November 5, 2013	10.01
10.04	Forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement under the 2006 Equity Incentive Plan, as amended.*	10-K	001-33031	February 7, 2011	10.24
10.05	Form of Inducement Restricted Stock Unit Award Agreement.*	10-K	001-33031	February 14, 2013	10.04
10.06	2015 Equity Incentive Plan.*	DEF 14A	001-33031	November 18, 2015	Appendix A
10.07	Forms of restricted stock unit agreements, stock appreciation right agreement and stock bonus agreement under the 2015 Equity Incentive Plan.*	S-8	001-33031	December 30, 2015	99.1
10.08	Shutterfly, Inc. 2015 CEO Compensation Plan. (as amended May 22, 2015).*	10-Q	001-33031	August 6, 2015	10.01
10.09	Shutterfly, Inc. 2015 Quarterly Bonus Plan (CEO & eStaff).*	10-Q	001-33031	May 7, 2015	10.02
10.10	Shutterfly, Inc. Executive Stock Ownership Guidelines, as amended.*	10-Q	001-33031	May 3, 2012	10.02
10.11	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.12	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.20
10.13	Offer Letter dated March 5, 2012 for John Boris.*	10-Q	001-33031	May 7, 2013	10.02
10.14	Offer Letter dated October 9, 2014 for Satish Menon.*	10-K	001-33031	February 18, 2015	10.18
10.15	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.01

10.16	Letter Agreement, dated May 14, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.02
10.17	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.03
10.18	Letter Agreement, dated May 14, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.04
10.19	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.05
10.20	Letter Agreement, dated May 14, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.06
10.21	Letter Agreement, dated May 14, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Warrant Transaction.	8-K	001-33031	May 20, 2013	10.07
10.22	Letter Agreement, dated May 14, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Base Call Option Transaction.	8-K	001-33031	May 20, 2013	10.08
10.23	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.09
10.24	Letter Agreement, dated May 15, 2013, between Morgan Stanley & Co. International plc and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.10
10.25	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.11
10.26	Letter Agreement, dated May 15, 2013, between Credit Suisse International and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.12
10.27	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.13
10.28	Letter Agreement, dated May 15, 2013, between Citibank, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.14
10.29	Letter Agreement, dated May 15, 2013, between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Warrant Transaction.	8-K	001-33031	May 20, 2013	10.15

10.30	Letter Agreement, dated May 15, 2013 between Bank of America, N.A. and Shutterfly, Inc. regarding the Additional Call Option Transaction.	8-K	001-33031	May 20, 2013	10.16
10.31	Offer Letter dated October 23. 2015, by and between Shutterfly, Inc. and Mike Pope.*	8-K	001-33031	October 27, 2015	10.1
10.32	Form of Executive Retention Agreement.*	8-K	001-33031	December 28, 2015	99.1
10.33	Form of Executive Change in Control Agreement.*	10-Q	001-33031	May 4, 2016	10.03
10.34	Form of Amendment to Executive Retention Agreement.*	10-Q	001-33031	May 4, 2016	10.04
10.35	Offer Letter dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	8-K	001-33031	March 17, 2016	99.1
10.36	Inducement Stock Option Award, including Notice of Grant, dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	10-Q	001-33031	August 4, 2016	10.03
10.37	Inducement Restricted Stock Unit Award, including Notice of Grant, dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	10-Q	001-33031	August 4, 2016	10.04
10.38	Amended and Restated Credit Agreement, dated June 10, 2016, by and among the Company, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A.**	10-Q	001-33031	August 4, 2016	10.05
10.39	Form of Amended and Restated Retention Agreement.*	8-K	001-33031	February 17, 2017	99.1
10.40	Credit Agreement, dated as of August 17, 2017, by and among Shutterfly, Inc., the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.	8-K	001-33031	October 17, 2017	99.1
10.41	Stock Purchase Agreement dated January 30, 2018 by and between Shutterfly, Inc., Lifetouch Inc. and Lifetouch Inc. Employee Stock Ownership Trust.	8-K	001-33031	January 30, 2018	2.1
10.42	Debt Commitment Letter dated January 30, 2018 by and between Shutterfly, Inc.	8-K	001-33031	January 30, 2018	99.1
10.43	Offer Letter dated January 9, 2017 for Michele Anderson.*					X
10.44	Offer Letter dated June 7, 2017 for Scott Arnold.*					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See signature page of this Form 10-K).					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***	X
101
The following financial statements from Shutterfly Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Comprehensive Income/(Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.
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

ITEM 16. FORM 10K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: February 16, 2018	By:	/s/ Michael Pope
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

Signature	Title	Date

/s/ Christopher North	President, Chief Executive Officer and Director	February 16, 2018
Christopher North	(Principal Executive Officer)

/s/ Michael Pope	Senior Vice President and Chief Financial Officer	February 16, 2018
Michael Pope	(Principal Financial Officer)

/s/ Lisa Blackwood-Kapral	Vice President and Chief Accounting Officer	February 16, 2018
Lisa Blackwood-Kapral	(Principal Accounting Officer)

/s/ William Lansing	Chairman of the Board of Directors and Director	February 16, 2018
William Lansing

/s/ Thomas D. Hughes	Director	February 16, 2018
Thomas D. Hughes

/s/ Eva Manolis	Director	February 16, 2018
Eva Manolis

/s/ Ann Mather	Director	February 16, 2018
Ann Mather

/s/ Elizabeth Rafael	Director	February 16, 2018
Elizabeth Rafael

/s/ Elizabeth Sartain	Director	February 16, 2018
Elizabeth Sartain

/s/ H. Tayloe Stansbury	Director	February 16, 2018
H. Tayloe Stansbury

/s/ Brian T. Swette	Director	February 16, 2018
Brian T. Swette

/s/ Michael P. Zeisser	Director	February 16, 2018
Michael P. Zeisser