Form 10-Q
period 2018-03-31
SHUTTERFLY INC
filed 2018-05-10
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2018
Common stock, $0.0001 par value per share	33,160,496

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$419,371	$489,894
Short-term investments	120,107	178,021
Accounts receivable, net	54,142	82,317
Inventories	10,150	11,019
Prepaid expenses and other current assets	56,351	41,383
Total current assets	660,121	802,634
Long-term investments	4,941	9,242
Property and equipment, net	259,951	266,860
Intangible assets, net	27,618	29,671
Goodwill	408,975	408,975
Other assets	17,622	17,418
Total assets	$1,379,228	$1,534,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$301,004	$297,054
Accounts payable	17,210	91,473
Accrued liabilities	76,881	159,248
Deferred revenue	22,049	24,649
Total current liabilities	417,144	572,424
Long-term debt	291,879	292,457
Other liabilities	114,607	119,195
Total liabilities	823,630	984,076
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,122 and 32,297 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	1,022,091	996,301
Accumulated other comprehensive income	3,826	1,778
Accumulated deficit	(470,322)	(447,358)
Total stockholders' equity	555,598	550,724
Total liabilities and stockholders' equity	$1,379,228	$1,534,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenues	$199,725	$191,972
Cost of net revenues	126,046	116,119
Restructuring	—	1,240
Gross profit	73,679	74,613
Operating expenses:
Technology and development	38,504	45,955
Sales and marketing	37,720	42,887
General and administrative	31,565	27,795
Restructuring	—	7,736
Total operating expenses	107,789	124,373
Loss from operations	(34,110)	(49,760)
Interest expense	(9,633)	(5,964)
Interest and other income, net	1,749	189
Loss before income taxes	(41,994)	(55,535)
Benefit from income taxes	14,829	22,341
Net loss	$(27,165)	$(33,194)

Net loss per share - basic and diluted	$(0.83)	$(0.98)

Weighted-average shares outstanding - basic and diluted	32,702	33,712

Stock-based compensation is allocated as follows (Note 3):
Cost of net revenues	$999	$1,169
Technology and development	2,429	2,696
Sales and marketing	3,504	3,173
General and administrative	4,760	4,467
Restructuring	—	814
	$11,692	$12,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(27,165)	$(33,194)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized losses on investments, net	(30)	(13)
Tax benefit on unrealized losses on investments, net	7	10
Unrealized gains on cash flow hedges	2,770	—
Tax expense on unrealized gains on cash flow hedges	(699)	—
Other comprehensive income (loss), net of tax	2,048	(3)
Comprehensive loss	$(25,117)	$(33,197)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,165)	$(33,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,564	23,024
Amortization of intangible assets	2,334	4,340
Amortization of debt discount and issuance costs	4,122	3,735
Stock-based compensation	11,692	11,505
Loss on disposal of property and equipment	225	172
Deferred income taxes	4,264	2,358
Restructuring	—	7,868
Changes in operating assets and liabilities:
Accounts receivable	28,174	24,122
Inventories	869	847
Prepaid expenses and other assets	(15,642)	(11,577)
Accounts payable	(73,773)	(44,655)
Accrued and other liabilities	(81,996)	(60,931)
Net cash used in operating activities	(124,332)	(72,386)
Cash flows from investing activities:
Purchases of property and equipment	(8,075)	(3,517)
Capitalization of software and website development costs	(8,584)	(7,602)
Purchases of investments	(9,523)	(26,304)
Proceeds from the maturities of investments	72,068	6,214
Proceeds from sale of property and equipment	649	70
Net cash provided by (used in) investing activities	46,535	(31,139)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	13,775	117
Repurchases of common stock	—	(20,000)
Principal payments of capital lease and financing obligations	(4,643)	(4,301)
Principal payments of borrowings	(750)	—
Payment of debt issuance costs	(1,108)	—
Net cash provided by (used in) financing activities	7,274	(24,184)
Net decrease in cash and cash equivalents	(70,523)	(127,709)
Cash and cash equivalents, beginning of period	489,894	289,224
Cash and cash equivalents, end of period	$419,371	$161,515

Supplemental schedule of non-cash investing / financing activities:
Net decrease in accrued purchases of property and equipment	$(3,780)	$(1,848)
Net increase in accrued capitalized software and website development costs	357	124
Stock-based compensation capitalized with software and website development costs	323	258
Property and equipment acquired under capital leases	2,969	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company” or "Shutterfly") is the leading digital retailer and manufacturer of high-quality personalized products and services. Founded and incorporated in the state of Delaware in 1999, Shutterfly brings your photos to life in photo books, gifts, and cards and stationery - through its flagship Shutterfly products, premium offerings in its Tiny Prints boutique, as well as wedding invitations and stationery for every step of the wedding planning process; BorrowLenses, the premier online marketplace for photographic and video equipment rentals; and Groovebook, an iOS and Android app and subscription service that prints up to 100 mobile device photos in a Groovebook and mails it to customers every month. Shutterfly, Inc. also operates Shutterfly Business Solutions (“SBS”), delivering high quality digital printing services to the enterprise market. The Company is headquartered in Redwood City, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period.

The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). This new standard replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange of those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. Refer to Note 2 - Revenues for further details.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The Company adopted ASU 2016-15 as of January 1, 2018 on a retrospective basis with no material impact to the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.

Recent Accounting Pronouncements Pending Adoption

In February 2018, the FASB issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Cuts and Jobs Act (“Tax Act”). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted and can be applied either in the period of adoption or retrospectively to all applicable periods. The Company does not expect that the pending adoption of ASU 2018-02 will have a material impact on the consolidated financial statements.

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

Note 2 — Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, ASC 606 is only applied to contracts that were not complete as of the adoption date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

As a result of the adoption of ASC 606, the Company identified an impact related to timing and measurement of breakage revenue for the consumer business and for one of the Company's significant multiple-element arrangements in connection with the SBS business. Upon adoption of ASC 606, the Company recognizes the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer, rather than the previous method of recognizing breakage revenue when the Company believed the redemption was remote. As it relates to timing and measurement of one of the Company's multiple-element arrangements in connection with the SBS business, deferred revenue was previously recognized over the stated term of the contract. Upon adoption of ASC 606, deferred revenue for this particular arrangement is now recognized ratably over a period of time that is shorter than the stated contract term, as this arrangement does not contain substantive termination penalties after a certain initial number of years within the contractual term.

The cumulative impact of the adoption of ASC 606 resulted in a decrease to opening accumulated deficit of $4.2 million as of January 1, 2018 which consisted of a decrease in total liabilities of $5.1 million primarily related to deferred revenue and a decrease in total assets of $0.9 million primarily related to deferred costs.

The impact as a result of applying ASC 606 was an increase of $0.5 million to revenues for the three months ended March 31, 2018 and a decrease to deferred revenue of $6.8 million and deferred costs of $0.7 million as of March 31, 2018. The impact to other accounts is not significant as of March 31, 2018 and for the three months ended March 31, 2018.

Revenue Recognition Policy

The Company derives its revenues primarily from Consumer and SBS product sales, net of applicable sales tax and allowances for returns. Revenues are recognized when control of the promised products or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services. Shipping charged to its customers is recognized upon shipment and the related shipping costs are recognized as cost of net revenues.

Consumer. The Company’s Consumer revenues are primarily derived from the sale of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, etc. Customers place Consumer product orders through the Company’s website or mobile apps and pay primarily using credit cards. The credit card payments are charged, and revenue is recognized upon shipment of the fulfilled orders, which generally occurs upon delivering to the carrier. If multiple products are ordered together, each product is a separate performance obligation, and the transaction price is allocated to each performance obligation based upon standalone selling price as each performance obligation is satisfied.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company generally determines the standalone selling prices based on the prices charged to its customers or using expected cost plus margin.

For flash deal promotions through group buying websites, the Company recognizes revenue on a gross basis, as it is the primary obligor, when redeemed items are shipped. Revenues from sales of flash deal promotions are deferred until shipment of fulfilled orders or until unredeemed flash deal promotions are recognized as breakage revenue. The Company recognizes the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer.

The Company periodically provides incentive offers to its new customers in exchange for setting up an account as well as to its existing customers to encourage purchases. These incentive offers are readily available to all of its customers. Therefore, these do not represent a performance obligation as its customers are not required to enter into any enforceable commitment by receiving these incentive offers. The discounts are treated as a price reduction when accepted and used by customers. Production costs related to free products are included in cost of revenues upon redemption.

SBS. The Company’s SBS revenues are derived from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for its business customers. The services that the Company promises to its SBS customers are typically composed of a series of services that are performed over time. The Company accounts for these series of services as one performance obligation which represents a series of distinct services that are substantially the same and have the same pattern of transfer.

The Company recognizes revenues from the satisfaction of performance obligations when it invoices its customers (that is, when it has the contractual right to bill under the contract). The Company has the contractual right to consideration from its customers in an amount that corresponds directly with the value to the customer of the services it has performed to date. For contracts that do not contain a significant non-refundable up-front fee, the Company applies the “right to invoice” practical expedient as it has the right to consideration from its customers in an amount that corresponds directly with the value to the customer of the services it has performed to date. For contracts that contain a significant non-refundable up-front fee, the Company considers whether these fees are related to the transfer of a promised good or service to the customer, and therefore represent a performance obligation. When the up-front fees do not represent a distinct performance obligation, the Company recognizes revenue ratably over the period for which there is a significant termination contractual penalty.

The Company's incremental direct costs of obtaining a contract consist of SBS sales commissions. The Company does not defer such incremental direct costs as the related performance obligations are satisfied within a short period of time and the Company elected to apply the practical expedient per ASC 340-40-25-4 related to expensing contract acquisition costs with the amortization period of less than one year. The Company does not provide any financing service to its customer as payment term.

Deferred Revenues

The Company records deferred revenue when cash payments are received in advance of our performance and primarily relate to flash deal promotions and gift cards as well as up-front fees received from an SBS customer. The decrease of $7.9 million in deferred revenue balance during the three months ended March 31, 2018 is primarily driven by the aforementioned impact of ASC 606 adoption and $2.4 million of revenues recognized that were included in deferred revenue balance as of December 31, 2017, offset by cash payments received in advance of our performance obligations during the three months ended March 31, 2018.

The remaining deferred revenue balance for the aforementioned up-front fees received from an SBS customer during a previous year is $3.6 million and it will be recognized primarily within the next 12 months.

Revenues by Brand

The following table disaggregates the Company’s revenue by brand for the three months ended March 31, 2018 and 2017:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Consumer net revenues:
Shutterfly brand	$142,664	$123,903
Tiny Prints Boutique[1]	2,103	—
Tiny Prints[1]	—	10,465
Wedding Paper Divas[2]	—	14,290
MyPublisher[3]	—	4,936
Other	7,292	7,051
Total Consumer net revenues	152,059	160,645
Total Shutterfly Business Solutions net revenues	47,666	31,327
Total net revenues	$199,725	$191,972

[1] On June 28, 2017, the Company created a Tiny Prints boutique on a dedicated tab on Shutterfly.com and shut down the legacy Tiny Prints website.
[2] On September 13, 2017, the Company launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website.
[3] The MyPublisher brand was retired on May 15, 2017.

Note 3 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2018 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	1,529	$46.77
Granted	228	76.73
Exercised	(299)	46.15
Forfeited, cancelled or expired	(2)	53.77
Balance as of March 31, 2018	1,456	$51.58	5.6	$43,219
Options vested and expected to vest as of March 31, 2018	1,331	$50.99	5.5	$40,269
Options vested as of March 31, 2018	277	$46.48	4.9	$9,645

During the three months ended March 31, 2018, the Company granted options to purchase an aggregate of approximately 228,000 shares of common stock with an estimated weighted-average grant-date fair value of $23.57. The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $7.9 million and $0.1 million, respectively. Net cash proceeds from the exercise of stock options for the three months ended March 31, 2018 and 2017 were $13.8 million and $0.1 million, respectively.

Valuation of Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it has sufficient public trading history

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to cover the entire expected term. The expected term of options gives consideration to historical exercises, post-vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
Dividend yield	—	—
Annual risk-free rate of return	2.6%	2.0%
Expected volatility	33.7%	29.7%
Expected term (years)	4.1	4.1

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

A summary of the Company’s RSU activity for the three months ended March 31, 2018, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2017	2,293	$44.64
Granted	554	75.42
Vested	(525)	44.04
Forfeited	(35)	45.27
Awarded and unvested as of March 31, 2018	2,287	$52.22
RSUs expected to vest as of March 31, 2018	1,905

Employee stock-based compensation expense recognized in the three months ended March 31, 2018 and 2017 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At March 31, 2018, the Company had $94.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

Note 4 — Net Loss Per Share

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

A summary of the net loss per share for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except per share amounts):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2018	2017
Net loss per share:
Numerator
Net loss	$(27,165)	$(33,194)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	32,702	33,712
Net loss per share - basic and diluted	$(0.83)	$(0.98)

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock options and restricted stock units	3,687	3,961

With respect to the convertible senior notes issued in 2013 as described in Note 8 - Debt, the Company has determined that it has the ability and intent to settle the principal of the convertible senior notes in cash. The Company intends to settle the conversion spread, excess conversion value over the principal, in stock which is approximately 373,000 shares as of March 31, 2018. The potential conversion impact was excluded from the computation of diluted net loss per common share for the current quarter presented because including it would have had an anti-dilutive effect.

Note 5 — Investments

At March 31, 2018 and December 31, 2017, the estimated fair value of short-term and long-term investments classified as available-for-sale were as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$43,723	$—	$(73)	$43,650
Agency securities	9,927	—	(20)	9,907
Commercial paper	55,191	—	—	55,191
U.S. Government securities	11,371	—	(12)	11,359
Total short-term investments	$120,212	$—	$(105)	$120,107
Long-term investments
Corporate debt securities	$3,114	$—	$(24)	$3,090
Agency securities	1,370	—	(15)	1,355
U.S. Government securities	499	—	(3)	496
Total long-term investments	$4,983	$—	$(42)	$4,941

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$54,911	$3	$(52)	$54,862
Agency securities	10,781	—	(14)	10,767
Commercial paper	101,546	—	—	101,546
U.S. Government securities	10,857	—	(11)	10,846
Total short-term investments	$178,095	$3	$(77)	$178,021
Long-term investments
Corporate debt securities	$6,287	$—	$(25)	$6,262
Agency securities	2,000	—	(17)	1,983
U.S. Government securities	998	—	(1)	997
Total long-term investments	$9,285	$—	$(43)	$9,242

The Company had no available-for-sale investments with a significant unrealized loss that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2018, and no impairments were recorded during the three months ended March 31, 2018 and 2017. The Company had no material realized gains or losses during the three months ended March 31, 2018 and 2017.

The following table summarizes the contractual maturities of the Company's investments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
One year or less	$120,107	$178,021
One year through three years	4,941	9,242
	$125,048	$187,263

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 6 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of March 31, 2018 and December 31, 2017.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Estimated Fair Value as of
	March 31, 2018		December 31, 2017
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$150,008	$—	$151,071	$—
Level 2 Securities:
Corporate debt securities	525	46,740	21,592	61,124
Agency securities	—	11,262	6,444	12,750
Commercial Paper	7,847	55,191	85,599	101,546
U.S. Government securities	—	11,855	—	11,843
Total cash equivalents and investments	$158,380	$125,048	$264,706	$187,263

Derivative Assets

As of March 31, 2018 and December 31, 2017, the fair value of the interest-rate swap agreements, which were determined based on an income-based valuation model that takes into account the contract terms as well as multiple observable market inputs such as LIBOR-based yield curves, futures, volatilities and basis spreads (Level 2), were as follows (in thousands):

	Total Estimated Fair Value as of
	March 31, 2018	December 31, 2017
Derivative assets	$5,749	$2,979

Borrowings

As of March 31, 2018 and December 31, 2017, the fair value of the Company's borrowings, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	March 31, 2018	December 31, 2017
Convertible senior notes	$278,742	$296,550
Term Loan	301,875	300,000

As of March 31, 2018 and December 31, 2017, the carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2018	December 31, 2017
	(in thousands)
Intra-period deferred tax asset	$19,099	$—
Prepaid service contracts – current portion	14,364	12,861
Prepaid postage	5,860	3,274
Manufacturing partners receivable	1,188	6,322
Other prepaid expenses and current assets	15,840	18,926
	$56,351	$41,383

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Property and Equipment, Net

	March 31, 2018	December 31, 2017
	(in thousands)
Manufacturing equipment	$195,116	$192,494
Computer equipment and software	164,298	188,593
Capitalized software and website development costs	139,959	134,585
Buildings under build-to-suit leases	56,468	56,468
Leasehold improvements	24,601	22,145
Rental equipment	18,533	19,208
Furniture and fixtures	7,788	8,255
	606,763	621,748
Less: Accumulated depreciation and amortization	(346,812)	(354,888)
Property and equipment, net	$259,951	$266,860

Included within manufacturing equipment is approximately $92.9 million and $89.9 million of capital lease obligations for various pieces of manufacturing facility equipment as of March 31, 2018 and December 31, 2017, respectively. Accumulated depreciation of assets under capital leases totaled $36.2 million and $32.4 million at March 31, 2018 and December 31, 2017, respectively.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $22.6 million and 23.0 million for the three months ended March 31, 2018 and 2017, respectively.

Included in property and equipment is approximately $11.2 million and $15.8 million of assets in construction as of March 31, 2018 and December 31, 2017, respectively, the majority of which relates to capitalized software and website development costs.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued compensation	$19,679	$31,331
Capital lease obligations, current portion	17,019	16,859
Accrued production costs	11,591	37,552
Accrued marketing expenses	7,769	22,874
Accrued income, sales and other taxes	3,912	21,745
Accrued other	16,911	28,887
	$76,881	$159,248

Other Liabilities

	March 31, 2018	December 31, 2017
	(in thousands)
Financing obligations	$53,226	$53,682
Capital lease obligations, non-current portion	47,174	48,620
Deferred tax liability	4,302	1,012
Other liabilities	9,905	15,881
	$114,607	$119,195

Financing obligations relate to the Company's build-to-suit leases for the Company's manufacturing facilities in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona.

Note 8 — Debt

2017 Syndicated Credit Facility

On August 17, 2017 (“Closing Date”), the Company entered into a credit agreement (“Credit Agreement”) with certain lenders and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $200.0 million (“Revolving Loan Facility”) and (b) a secured delayed draw term loan facility (“Initial Term Loan”) in an aggregate principal amount of up to $300.0 million. The Credit Agreement permits the Company to add one or more incremental term loan facilities and/or increase the commitments for revolving loans subject to certain conditions.

In October 2017, the Company fully drew the $300.0 million Initial Term Loan under the Credit Agreement. The proceeds of the Initial Term Loan will be used (1) to settle the Company's existing 0.25% Convertible Senior Notes due May 15, 2018 and (2) for working capital and general corporate purposes. On April 2, 2018, the Company entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million ("Incremental Term Loan") to finance the acquisition of Lifetouch, Inc. The full amount of the $200.0 million Revolving Loan Facility remains undrawn as of March 31, 2018.

Upon funding of the Initial Term Loan, the Company elected to bear interest rate of one-month LIBOR, subject to a floor of 0.0%, plus an applicable margin of 2.50% per annum. The effective interest rate for the unhedged portion of the Initial Term Loan during the three months ended March 31, 2018 was 4.10%. Upon funding of the Incremental Term Loan, the Company elected to bear interest rate of one-month LIBOR, subject to a floor of 0.0%, plus an applicable margin of 2.75% per annum. The applicable margin of 2.75% for the Incremental Term Loan is determined based on a secured leverage ratio as defined by the Incremental Term Loan Amendment dated April 2, 2018.

The revolving loans under the Credit Agreement bear interest, at the election of the Company, at either (a) the base rate (the "Base Rate"), which is defined as a fluctuating rate per annum equal to the greatest of (1) the prime rate then in effect, (2) the federal funds rate then in effect, plus 0.50%, and (3) an adjusted LIBOR rate determined on the basis of a one-month interest

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Both the Initial Term Loan and the Incremental Term Loan have a maturity date of August 17, 2024. Commencing on the respective last day of the first full fiscal quarter following the Company's respective borrowings of the Initial Term Loan and the Incremental Term Loan, the respective Initial Term loan and Incremental Term Loan will amortize in equal quarterly installments of 0.25% of the original principal for each loan, with the remaining respective principal balances payable on the maturity date. Amounts drawn on the Revolving Loan Facility, if any, mature on August 17, 2022. Further, the Company has the right to prepay its borrowings under the Credit Agreement in whole or in part at any time without a premium or penalty, subject to certain limitations and a 1.0% repricing premium applicable during the first six months for the Initial Term Loan and/or the Incremental Term Loan. The Credit Agreement also contains certain customary mandatory prepayments under certain conditions as set forth in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance, measured as of the end of each fiscal quarter, with a consolidated secured net leverage ratio and a consolidated interest expense coverage ratio. As of March 31, 2018, the Company is in compliance with these covenants.
In August 2017, the Company entered into certain interest-rate swap agreements with an effective date of October 18, 2017 that have the economic effect of modifying a portion of the variable interest-rate obligations associated with the secured delayed draw Initial Term Loan so that the interest payable on such portion become fixed (refer to Note 13 - Derivative Financial Instruments for further details regarding the interest-rate swap agreements).
The Company incurred $5.6 million in credit facility origination costs during the year ended December 31, 2017 related to the Credit Agreement. The origination costs attributable to the Revolving Loan Facility were capitalized within prepaid expenses for the current portion and other assets for the non-current portion. The origination costs attributable to the Initial Term Loan are presented as a reduction to the carrying value of the debt in the consolidated balance sheet. Fees attributable to the Revolving Loan Facility of $0.8 million are being amortized over five years and fees attributable to the Initial Term Loan of $4.8 million are being amortized over seven years, both as a component of interest expense.
The Initial Term Loan consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Liability component:
Principal borrowing	$300,000	$300,000
Less: principal payments	(750)	—
Less: debt issuance costs, net of amortization	(4,371)	(4,543)
Net carrying amount	$294,879	$295,457

Term loan, current	3,000	3,000
Term loan, non-current	291,879	292,457

The following table sets forth the total interest expense recognized related to the Initial Term Loan for the three months ended March 31, 2018 (in thousands). The Initial Term Loan was drawn in October 2017. Therefore, there was no interest expense for the three months ended March 31, 2017 associated with the Initial Term Loan.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2018	2017
Floating interest (including the effects of cash flow hedges)	3,279	—
Amortization of debt issuance costs	172	—
	3,451	—

0.25% Convertible Senior Notes Due May 15, 2018
In May 2013, the Company issued $300 million aggregate principal amount of 0.25% convertible senior notes (the "Notes") due May 15, 2018, unless earlier purchased by the Company or converted. Interest is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2013.
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
As of March 31, 2018, the Notes are convertible. As of March 31, 2018, if the Notes were converted, the if-converted value would exceed its principal amount by $79.9 million.
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Liability component:
Principal	$300,000	$300,000
Less: debt issuance costs, debt discount, net of amortization	(1,996)	(5,946)
Net carrying amount (classified as current)	$298,004	$294,054

Equity component (1)	$63,510	$63,510

(1)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	March 31,
	2018	2017
0.25% coupon	$187	$187
Amortization of debt issuance costs	361	341
Amortization of debt discount	3,589	3,394
	$4,137	$3,922

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s segment results for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2018	2017
Consumer
Net revenues	$152,059	$160,645
Cost of net revenues	84,845	89,854
Restructuring	—	1,240
Gross profit	$67,214	$69,551
Gross profit as a percentage of net revenues	44%	43%

Shutterfly Business Solutions (SBS)
Net revenues	$47,666	$31,327
Cost of net revenues	39,910	23,838
Gross profit	$7,756	$7,489
Gross profit as a percentage of net revenues	16%	24%

Corporate
Net revenues	$—	$—
Cost of net revenues	1,291	2,427
Gross profit	$(1,291)	$(2,427)

Consolidated
Net revenues	$199,725	$191,972
Cost of net revenues	126,046	116,119
Restructuring	—	1,240
Gross profit	$73,679	$74,613
Gross profit as a percentage of net revenues	37%	39%

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Vigilant v Meek et al.

On March 1, 2018, a purported class action complaint was filed against several directors of Lifetouch, Inc. (which became a direct wholly-owned subsidiary of Shutterfly on April 2, 2018) and the trustee of the Lifetouch Employee Stock Ownership Plan (the “ESOP”) in the U.S. District Court for the District of Minnesota. On April 2, 2018, the complaint was amended to include the prior ESOP trustees and plan sponsor (Lifetouch) as additional named defendants. The complaint alleges violations of the Employee Retirement Income Security Act, including that the ESOP should not have been permitted to continue investing in Lifetouch stock during a period in which the Lifetouch stock price was declining. Lifetouch believes this suit is without merit and intends to vigorously defend against it.

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

Note 11 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of March 31, 2018, the Company's Board of Directors had approved increases to the program on the following dates:

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	On April 18, 2017, the Company's Board of Directors approved an increase of $140.0 million in addition to any amounts repurchased as of that date.
The Company suspended its share repurchase program as of December 31, 2017 and we have publicly committed to maintaining a BB rating profile, and repaying acquisition debt, accordingly.
The share repurchase program is subject to prevailing market conditions and other considerations; does not require the Company to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time. The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases for cash from time to time through the open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods.
The following table provides information about our repurchase of shares of our common stock for fiscal years 2016, 2017, and 2018:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2016 Repurchases	2,524,752	$44.55	$112,488
2017 Repurchases	2,325,825	$47.29	$110,000
2018 Repurchases	—	—	—

(1)
All shares were purchased pursuant to the publicly announced share repurchase program described above. Shares are reported in a period based on the settlement date of the applicable repurchase. All repurchased shares of common stock have been retired.

Note 12 — Restructuring

2017 Restructuring Plan

During the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As part of the plan, the following actions were taken:

•	During the second quarter of 2017, the Company reinvested in Tiny Prints as its premium cards & stationery brand and created a Tiny Prints boutique on a dedicated tab on Shutterfly.com;

•	During the second quarter of 2017, the MyPublisher brand was retired in favor of the industry leading Shutterfly Photo Books category; and

•	During the third quarter of 2017, the Company launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website
Actions pursuant to the 2017 Restructuring Plan were substantially complete as of the the third quarter of 2017.

2015 Restructuring Plan

During 2015, the Company decided to discontinue the Treat brand as well as close the manufacturing operations in Elmsford, New York as part of the Company's strategic initiatives ("2015 Restructuring Plan"). Actions pursuant to the 2015 Restructuring Plan were substantially complete as of the first quarter of 2016.

Restructuring Activity

The following table summarizes the restructuring payments made during the three months ended March 31, 2018 (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2017 Restructuring			2015 Restructuring
	Property and equipment	Employee costs	Other costs	Other costs	Total
Balance as of December 31, 2017 [1]	1,050	379	417	1,393	3,239
Cash payments	(162)	(298)	(417)	(38)	(915)
Balances as of March 31, 2018[1]	888	81	—	1,355	2,324

[1] The balances as of December 31, 2017 and March 31, 2018 are recorded in accrued liabilities and other non-current liabilities.

Note 13 — Derivative Financial Instruments
In August 2017, the Company entered into certain interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. The Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with the Company’s secured delayed draw Initial Term Loan drawn in October 2017 so that the interest payable on such portion of the Initial Term Loan become fixed at a rate of 4.27% (refer to Note 8 - Debt for further details regarding the term loan facility). The Swap Agreements have a maturity date of August 17, 2023 as compared to August 17, 2024 for the Initial Term Loan. Further, the Initial Term Loan has an interest-rate floor, whereas the Swap Agreements do not include a floor. All other critical terms of the Swap Agreements correspond to the Initial Term Loan, including interest-rate reset dates and underlying market indices. The Company fully drew the Initial Term Loan on October 18, 2017 which is also the effective date of the Swap Agreements. The Company has asserted that it is probable that it will have sufficient outstanding debt throughout the life of the Swap Agreements.
The Company has designated the aforementioned Swap Agreements as qualifying hedging instruments and is accounting for them as cash flow hedges pursuant to ASC 815 (as amended by ASU 2017-12).
The fair value of the Swap Agreements were $5.7 million and $3.0 million as of March 31, 2018 and December 31, 2017, respectively, and was classified as other assets in the balance sheet. The unrealized gains recognized in other comprehensive income (loss) were $2.8 million and the amounts reclassified from other comprehensive income (loss) to interest expense during the three months ended March 31, 2018 were insignificant. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is $0.5 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Initial Term Loan subject to the aforementioned interest-rate swap agreements was $1.7 million for the three months ended March 31, 2018.
The Company does not use derivative financial instruments for trading purposes.

Note 14 — Subsequent Events

On January 30, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lifetouch, Inc. (“Lifetouch”) and Lifetouch Inc. Employee Stock Ownership Trust (the “Seller”). On April 2, 2018, pursuant to the Purchase Agreement, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller. Under the terms of the Purchase Agreement, the consideration for the acquisition consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of closing net working capital, transaction expenses, cash and indebtedness. The Company financed the all-cash purchase price with an incremental $825.0 million term loan issuance under our existing credit agreement, which closed simultaneous with the acquisition.

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

The Company elected to treat the acquisition of Lifetouch as an asset acquisition under section 338(h)(10) of the U.S. Internal Revenue Service tax code. As such, we expect the goodwill that we will recognize as part of the Lifetouch acquisition will be deductible for income tax purposes. The initial allocation of the purchase price for the acquisition of Lifetouch is pending the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

completion of various analyses and finalization of estimates. Accordingly, such disclosures related to this business combination could not be made at the time these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans; growing and strengthening our talented leadership team; expanding our product range to Lifetouch customers; accelerating the development of Lifetouch’s online order-taking platform; realizing significant supply chain, manufacturing and fulfillment synergies over time; the seasonality of and growth of our business; the impact on us of general economic conditions, trends in key metrics such as total number of customers; total number of orders; and average order value; technology initiatives, expected SBS gross margins in the short and longer term; our capital expenditures for 2018; the sufficiency of our cash and cash equivalents and cash generated from operations for the next twelve months; our operating expenses remaining a consistent percentage of our net revenues; our manufacturing capabilities; our new production facilities; effective tax rates; outstanding convertible senior notes; the incremental term loan as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “guidance,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, decreased consumer discretionary spending as a result of general economic conditions; our ability to expand our customer base and increase sales to existing customers; our ability to meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis; failure to realize the anticipated benefits of our 2017 restructuring activities; the retention of Lifetouch employees and our ability to successfully integrate the Lifetouch businesses; consumer acceptance of our products and services; our ability to develop additional adjacent lines of business; successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; unforeseen changes in expense levels; competition and the pricing strategies of our competitors, which could lead to pricing pressure; the anticipated benefits of expanding the portions of our public cloud infrastructure and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

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

On January 30, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lifetouch, Inc. (“Lifetouch”) and Lifetouch Inc. Employee Stock Ownership Trust (the “Seller”). On April 2, 2018, pursuant to the Purchase Agreement, we completed the acquisition of 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller. Under the terms of the Purchase Agreement, the consideration for the acquisition consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of closing net working capital, transaction expenses, cash and indebtedness. We financed the all-cash purchase price with an incremental $825.0 million term loan issuance under our existing credit agreement, which closed simultaneous with the acquisition.

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

The initial allocation of the purchase price for the acquisition of Lifetouch is pending the completion of various analyses and finalization of estimates. Accordingly, such disclosures related to this business combination could not be made at the time these financial statements were issued.

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

Except for the accounting policy for revenue recognition that was updated as a result of the adoption of Accounting Standards Update No. ASU 2014-09, there have been no changes to our critical accounting policies and estimates described in our Annual

Report on Form 10-K for the fiscal year ended December 31, 2017 that have had a material impact on our condensed consolidated financial statements and related notes.

Revenue Recognition Policy

We derive our revenues primarily from Consumer and SBS product sales, net of applicable sales tax and allowances for returns. Revenues are recognized when control of the promised products or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Shipping charged to our customers is recognized upon shipment and the related shipping costs are recognized as cost of net revenues.

Consumer. Consumer revenues are primarily derived from the sale of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, etc. Customers place Consumer product orders through our website or our mobile apps and pay primarily using credit cards. The credit card payments are charged, and revenue is recognized upon shipment of the fulfilled orders, which generally occurs upon delivering to the carrier. If multiple products are ordered together, each product is a separate performance obligation, and the transaction price is allocated to each performance obligation based upon standalone selling price as each performance obligation is satisfied. We generally determine the standalone selling prices based on the prices charged to our customers or using expected cost plus margin.

For flash deal promotions through group buying websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. Revenues from sales of flash deal promotions are deferred until shipment of fulfilled orders or until unredeemed flash deal promotions are recognized as breakage revenue. We recognize the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer.

We periodically provide incentive offers to our new customers in exchange for setting up an account as well as our existing customers to encourage purchases. These incentive offers are readily available to all of our customers. Therefore, these do not represent a performance obligation as our customers are not required to enter into any enforceable commitment by receiving these incentive offers. The discounts are treated as a price reduction when discounts accepted and used by customers. Production costs related to free products are included in cost of revenues upon redemption.

SBS. SBS revenues are derived from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers. The services that we promise to our SBS customers are typically composed of a series of services that are performed over time. We account for these series of services as one performance obligation which represents a series of distinct services that are substantially the same and have the same pattern of transfer.

We recognize revenues from the satisfaction of performance obligations when we invoice our customers (that is, when we have the contractual right to bill under the contract). We have the contractual right to consideration from our customers in an amount that corresponds directly with the value to the customer of the services we have performed to date. For contracts that do not contain a significant non-refundable up-front fee, we apply the “right to invoice” practical expedient as we have the right to consideration from our customers in an amount that corresponds directly with the value to the customer of the services we have performed to date. For contracts that contain a significant non-refundable up-front fee, we consider whether these fees are related to the transfer of a promised good or service to the customer, and therefore represent a performance obligation. When the up-front fees do not represent a distinct performance obligation, we recognize revenue ratably over the period for which there is a significant termination contractual penalty.

Incremental direct costs of obtaining a contract consist of SBS sales commissions. We do not defer such incremental direct costs as the related performance obligations are satisfied within a short period of time and we elected to apply the practical expedient per ASC 340-40-25-4 related to expensing contract acquisition costs with the amortization period of less than one year. We do not provide any financing service to our customer as payment term.

Recent Accounting Pronouncements

Refer to Note 1 - The Company and Summary of Significant Accounting Policies of the financial statements for a discussion of the recent accounting pronouncements.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended
	March 31,
	2018	2017
Net revenues	100%	100%
Cost of net revenues	63%	60%
Restructuring	—%	1%
Gross profit	37%	39%
Operating expenses:
Technology and development	19%	24%
Sales and marketing	19%	22%
General and administrative	16%	15%
Restructuring	—%	4%
Total operating expenses	54%	65%
Loss from operations	(17)%	(26)%
Interest expense	(5)%	(3)%
Interest and other income, net	1%	—%
Loss before income taxes	(21)%	(29)%
Benefit from income taxes	7%	12%
Net loss	(14)%	(17)%

Comparison of the Three Month Periods Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated
Net revenues	$199,725	$191,972	$7,753	4%
Cost of net revenues	126,046	116,119	9,927	9%
Restructuring	—	1,240	(1,240)	100%
Gross profit	$73,679	$74,613	$(934)	(1)%
Gross profit as a percentage of net revenues	37%	39%
Gross profit excluding restructuring as a percentage of net revenues	37%	40%

Net revenues increased $7.8 million, or 4%, for the three months ended March 31, 2018 as compared to the same period in 2017. Revenue growth was attributable to an increase in revenue from the SBS segment offset by revenue declines in the Consumer segment. Cost of net revenues increased $9.9 million, or 9%, for the three months ended March 31, 2018 as compared to the same period in 2017. In the three months ended March 31, 2017, we recorded $1.2 million of restructuring charges which impacted the gross profit in that period. Gross margin decreased to 37% in the three months ended March 31, 2018 from 39% in the same period in 2017 primarily related to decline in gross margins in the SBS segment.

Consumer Segment

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Consumer
Net revenues	$152,059	$160,645	$(8,586)	(5)%
Cost of net revenues	84,845	89,854	(5,009)	(6)%
Restructuring	—	1,240	(1,240)	100%
Gross profit	$67,214	$69,551	$(2,337)	(3)%
Gross profit as a percentage of net revenues	44%	43%
Gross profit excluding restructuring as a percentage of net revenues	44%	44%

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	3,221	3,365	(144)	(4)%
Total Number of Orders	5,076	5,535	(459)	(8)%
Average order value (AOV)	$29.96	$29.02	$0.94	3%

Consumer net revenues decreased $8.6 million, or 5%, in the three months ended March 31, 2018 compared to the same period in 2017. Growth in the Shutterfly brand and continued rapid mobile growth was offset by anticipated revenue declines in the non-Shutterfly brands due to the platform consolidation and the brand shutdowns over the course of 2017.

The Shutterfly brand delivered organic growth of 10%, with solid performance across the business particularly in Photo Books as well as in the Shutterfly Wedding Shop, which was launched in the third quarter of 2017. As expected, this healthy Shutterfly brand growth was offset by a loss of revenue from the three websites we shuttered in 2017: Tiny Prints, Wedding Paper Divas, and MyPublisher.

Total customers decreased 4% and total number of orders decreased 8%, while AOV increased 3% in the three months ended March 31, 2018 compared to the same period in 2017. The decrease in total customers and total number of orders was primarily due to the consumer platform consolidation and a mix shift in personalized gifts and home décor away from free product promotions. AOV increased due to delivering more targeted pricing and promotions.

Consumer cost of net revenues decreased $5.0 million, or 6%, for the three months ended March 31, 2018 compared to the same period in 2017.

Consumer gross margin was 44% in the three months ended March 31, 2018, roughly flat compared to the same period in 2017 as manufacturing efficiencies and a more targeted pricing and promotion strategy were offset by product mix. Restructuring charges recorded during the three months ended March 31, 2017 related to the markdowns of inventories which were determined to be obsolete. These restructuring charges had an immaterial impact on gross margin for that period.

SBS Segment

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Shutterfly Business Solutions (SBS)
Net revenues	$47,666	$31,327	$16,339	52%
Cost of net revenues	39,910	23,838	16,072	67%
Gross profit	$7,756	$7,489	$267	4%
Gross profit as a percentage of net revenues	16%	24%

SBS net revenues increased $16.3 million, or 52%, in the three months ended March 31, 2018 compared to the same period in 2017. The increase in SBS net revenues is due to higher than expected volumes from a multi-year deal that we signed with an existing technology client in the third quarter of 2017.

SBS cost of net revenues increased $16.1 million, or 67%, for the three months ended March 31, 2018 as compared to the same period in 2017. SBS gross margin decreased to 16% in the three months ended March 31, 2018 from 24% in the same period in 2017 primarily due to the deal we signed with an existing technology client in the third quarter of 2017, which has lower gross margins during the initial ramp up period. We expect gross margins in connection with this strategic relationship to be lower during the initial ramp period and we are on track to improve gross margins in the second half of 2018.

Corporate Segment

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Corporate
Net revenues	$—	$—	$—	—%
Cost of net revenues	1,291	2,427	(1,136)	(47)%
Gross profit	$(1,291)	$(2,427)	$1,136	(47)%

Corporate cost of net revenues decreased $1.1 million, or 47% in the three months ended March 31, 2018 compared to the same period in 2017. The decrease in corporate cost of net revenues was primarily a result of a decrease in amortization of intangible assets as certain of our intangible assets became fully amortized.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Technology and development	$38,504	$45,955	$(7,451)	(16)%
Percentage of net revenues	19%	24%	—	—
Sales and marketing	$37,720	$42,887	$(5,167)	(12)%
Percentage of net revenues	19%	22%	—	—
General and administrative	$31,565	$27,795	$3,770	14%
Percentage of net revenues	16%	15%	—	—
Restructuring	$—	$7,736	$(7,736)	100%
Percentage of net revenues	—%	4%	—	—

Our technology and development expense decreased $7.5 million, or 16%, for the three months ended March 31, 2018, compared to the same period in 2017. As a percentage of net revenues, technology and development decreased to 19% in the three months ended March 31, 2018 from 24% in the three months ended March 31, 2017. The overall decrease is primarily due to a decrease of $1.6 million in salaries and benefits relating to decreased headcount due to the consumer platform consolidation, a decrease of $1.5 million due to lower depreciation of computer equipment, an increase of $1.8 million of capitalized software and website development costs, a decrease of $1.5 million in professional fees, and a decrease of $0.6 million in facilities costs.

At March 31, 2018, headcount in technology and development decreased by 9% compared to March 31, 2017, reflecting our strategic focus on improving our long-term operating efficiency through the consumer platform consolidation. In the three months ended March 31, 2018, we capitalized $9.0 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $7.2 million capitalized in the three months ended March 31, 2017, which included $0.2 million of stock-based compensation expense.

Our sales and marketing expense decreased $5.2 million, or 12%, in the three months ended March 31, 2018 compared to the same period in 2017. As a percentage of net revenues, total sales and marketing expense decreased to 19% in the three months ended March 31, 2018 from 22% in the three months ended March 31, 2017. The decrease in our sales and marketing expense was due to a decrease of $3.5 million in marketing campaigns largely driven by more efficient external marketing spend as we migrated our smaller brands to the Shutterfly brand and platform as part of the consumer platform consolidation during 2017. There was also a decrease of $1.1 million in amortization of intangible assets as certain of our intangible assets became fully amortized, and a decrease of $1.0 million in salaries and benefits as a result of lower headcount.

Our general and administrative expense increased $3.8 million, or 14%, in the three months ended March 31, 2018 as compared to the same period in 2017. As a percentage of net revenues, general and administrative expense increased to 16% in the three months ended March 31, 2018 from 15% in the three months ended March 31, 2017. The increase in general and administrative expense was primarily due to $4.6 million in acquisition-related expenses incurred in the three months ended March 31, 2018 in connection with the acquisition of Lifetouch. Excluding these acquisition-related expenses, general and administrative expenses as a percentage of net revenues decreased to 14% in the three months ended March 31, 2018.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Interest expense	$(9,633)	$(5,964)	$(3,669)
Interest and other income, net	1,749	189	1,560

Interest expense was $9.6 million for the three months ended March 31, 2018 compared to $6.0 million during the same period in 2017. This increase is primarily driven by interest expense for the term loan drawn in October 2017.

Interest and other income, net was $1.7 million for the three months ended March 31, 2018 compared to $0.2 million during the same period in 2017. This increase is due to higher interest income resulting from higher cash equivalents and investment balances and higher interest rates.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Benefit from income taxes	$14,829	$22,341
Effective tax rate	35%	40%

We recorded an income tax benefit of $14.8 million and $22.3 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was 35% for the three months ended March 31, 2018, compared to 40% for the three months ended March 31, 2017. This decrease was due to the new baseline effective tax rate primarily attributable to tax reform partially offset by incremental tax deductions from stock-based compensation.

Liquidity and Capital Resources

At March 31, 2018, we had $419.4 million of cash and cash equivalents and $125.0 million of investments, primarily commercial paper and corporate bonds. In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018 (the "Senior Notes"). In August 2017, we entered into a syndicated credit facility (the "Credit Agreement") which provides for (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million expiring in August 2022 (the "Revolving Loan Facility") and (b) a seven-year secured delayed draw term loan facility in an initial aggregate principal amount of up to $300.0 million expiring in August 2024 (the "Initial Term Loan"). The Credit Agreement permits us to add one or more incremental term loan facilities and/or increase the commitments for revolving loans subject to certain conditions.

In October 2017, we fully drew the $300 million Initial Term Loan under the Credit Agreement and we anticipate using the proceeds to repay the Senior Notes due in May 2018. On April 2, 2018, we entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million (the "Incremental Term Loan") to finance the acquisition of Lifetouch. The Incremental Term Loan also has a maturity date of August 2024. The Revolving Loan Facility remains undrawn and available to us as of March 31, 2018.

The Credit Agreement fits well with our overall capital structure strategy. We seek to maintain adequate financial capacity to manage our seasonal cash flows, ensure a reasonable degree of operational flexibility and invest in value-creating growth. We anticipate paying down our acquisition debt, and maintaining a BB rating profile. From there, we will continue to focus on optimizing capital allocation across organic re-investment in the business, further acquisitions, and returning excess capital to shareholders.

Below is our cash flow activity for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(8,075)	$(3,517)
Capitalization of software and website development costs	(8,584)	(7,602)
Cash flows used in operating activities	(124,332)	(72,386)
Cash flows provided by (used in) investing activities	46,535	(31,139)
Cash flows provided by (used in) financing activities	7,274	(24,184)

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, quarterly payments for the Initial Term Loan and Incremental Term Loan and repayment of the Senior Notes due in May 2018 for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

Including the acquisition of Lifetouch, we anticipate that total 2018 capital expenditures will be approximately 5% of our expected 2018 net revenues for the combined company. These expenditures will be used to improve the mobile experience, to develop the SBS platform, to purchase technology and equipment to support the growth in our business, to increase our production capacity, to simplify the process of creating and purchasing personalized products and by continuing to expand the range of products we offer our customers, and to make developments to Shutterfly Photos. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

The following table shows total capital expenditures including amounts accrued but not yet paid by category for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Technology equipment and software	$289	$1,447
Percentage of total capital expenditures	2%	15%
Manufacturing equipment, building improvements and other	4,006	221
Percentage of total capital expenditures	30%	2%
Capitalized technology and development costs	8,941	7,727
Percentage of total capital expenditures	68%	83%
Total capital expenditures	$13,236	$9,395
Total capital expenditures percentage of net revenues	7%	5%

Operating Activities. For the three months ended March 31, 2018, net cash used in operating activities was $124.3 million, primarily due to our net loss of $27.2 million and the net change in operating assets and liabilities of $142.4 million. Net cash used in operating activities was adjusted for non-cash items including $22.6 million of depreciation and amortization expense, $11.7 million of stock-based compensation expense, $4.3 million provision from deferred income taxes, $4.1 million for amortization of debt discount and issuance costs, and $2.3 million of amortization of intangible assets.

For the three months ended March 31, 2017, net cash used in operating activities was $72.4 million, primarily due to our net loss of $33.2 million and the net change in operating assets and liabilities of $92.2 million. Net cash used in operating activities was adjusted for non-cash items including $23.0 million of depreciation and amortization expense, $11.5 million of stock-based compensation expense, $7.9 million of non-cash restructuring, $4.3 million of amortization of intangible assets, $3.7 million for amortization of debt discount and issuance costs, and $2.4 million provision from deferred income taxes.

Investing Activities. For the three months ended March 31, 2018, net cash provided by investing activities was $46.5 million, primarily due to proceeds from the maturities of investments of $72.1 million and proceeds from sale of property and equipment of $0.6 million. This was offset by $8.1 million cash used for capital expenditures, $8.6 million for capitalized software and website development, and $9.5 million to purchase investments.

For the three months ended March 31, 2017, net cash used in investing activities was $31.1 million. We used $3.5 million for capital expenditures. We also used $7.6 million for capitalized software and website development and $26.3 million to purchase investments. This was partially offset by proceeds from the maturities and sales of investments of $6.2 million.

Financing Activities. For the three months ended March 31, 2018, net cash provided by financing activities was $7.3 million, primarily related to the proceeds from the issuance of common stock from the exercise of stock options of $13.8 million. This was offset by $4.6 million cash used for payments of capital leases and financing obligations, $1.1 million for the payment of credit agreement issuance costs, and $0.8 million for principal payments on our Initial Term Loan.

For the three months ended March 31, 2017, net cash used in financing activities was $24.2 million. We used $20.0 million to repurchase shares of our common stock. We also used $4.3 million for payments of capital leases and financing obligations. This was offset by $0.1 million of proceeds from the issuance of common stock from the exercise of stock options.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor three financial measures, Non-GAAP net income (loss), Non-GAAP net income (loss) per share and adjusted EBITDA which meet the definition of Non-GAAP financial measures. We define Non-GAAP net income (loss) and Non-GAAP net income (loss) per share as net income (loss) and net income (loss) per share excluding restructuring and acquisition-related costs, respectively. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation, restructuring, and acquisition-related costs. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows. Refer below for a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share and adjusted EBITDA to the most comparable GAAP measure.

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

The table below shows the trend of Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP adjusted EBITDA as a percentage of net revenues for the three months ended March 31, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net revenues	$199,725	$191,972
GAAP net loss	$(27,165)	$(33,194)
GAAP net loss % of net revenues	(14)%	(17)%
GAAP net loss per share	$(0.83)	$(0.98)

Non-GAAP net loss	$(23,765)	$(28,166)
Non-GAAP net loss % of net revenues	(12)%	(15)%
Non-GAAP net loss per share	$(0.73)	$(0.84)

Non-GAAP adjusted EBITDA	$7,065	$(1,915)
Non-GAAP adjusted EBITDA % of net revenues	4%	(1)%

For the three months ended March 31, 2018 and 2017, our Non-GAAP net loss was $23.8 million and $28.2 million, respectively. In addition, during the three months ended March 31, 2018 and 2017, Non-GAAP net loss per share was $0.73 and $0.84, respectively.

For the three months ended March 31, 2018 and 2017, our Non-GAAP adjusted EBITDA was $7.1 million and Non-GAAP adjusted EBITDA loss was $1.9 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability.

The following is a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP adjusted EBITDA to the most comparable GAAP measure, for the three months ended March 31, 2018 and 2017 (in thousands except per share amounts):

Reconciliation of Net Loss to Non-GAAP Net Loss and Non-GAAP Net Loss per Share
	Three Months Ended
	March 31,
	2018	2017
GAAP net loss	$(27,165)	$(33,194)
Acquisition-related costs	4,585	—
Tax benefit impact of one-time charges	(1,185)	(3,948)
Restructuring	—	8,976
Non-GAAP net loss	$(23,765)	$(28,166)

GAAP diluted shares outstanding	32,702	33,712
Non-GAAP diluted shares outstanding	32,702	33,712

GAAP net loss per share	$(0.83)	$(0.98)
Non-GAAP net loss per share	$(0.73)	$(0.84)

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended
	March 31,
	2018	2017
Net loss	$(27,165)	$(33,194)
Add back:
Interest expense	9,633	5,964
Interest and other income, net	(1,749)	(189)
Benefit from income taxes	(14,829)	(22,341)
Depreciation and amortization	24,898	27,364
Stock-based compensation expense	11,692	11,505
Acquisition-related costs	4,585	—
Restructuring	—	8,976
Non-GAAP Adjusted EBITDA	$7,065	$(1,915)

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA
	Three Months Ended
	March 31,
	2018	2017
Net cash used in operating activities	$(124,332)	$(72,386)
Add back:
Interest expense	9,633	5,964
Interest and other income, net	(1,749)	(189)
Benefit from income taxes	(14,829)	(22,341)
Changes in operating assets and liabilities	142,368	92,194
Other adjustments	(8,611)	(6,265)
Acquisition-related costs	4,585	—
Cash restructuring	—	1,108
Non-GAAP Adjusted EBITDA	$7,065	$(1,915)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.     We have exposure to interest rate risk that relates primarily to our investment portfolio and our borrowings that bear variable interest rates under our syndicated credit facility. We maintain our portfolio of cash equivalents and investments in a variety of agency bonds and corporate debt securities. All of our cash equivalents are carried at market value. Our syndicated credit facility provides for (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million ("Revolving Loan Facility") and (b) a seven-year delayed draw secured term loan facility with an initial aggregate principal amount of up to $300.0 million ("Initial Term Loan") with the option for an amendment to enter into an incremental term loan facility ("Incremental Term Loan"). We may draw funds from our syndicated credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase.

As of March 31, 2018, we had not borrowed any funds under our Revolving Loan Facility. In October 2017, we fully drew $300.0 million under the Initial Term Loan with a maturity date of August 2024, of which $299.3 million remains outstanding as of March 31, 2018. Further, in April 2018, we entered into an amendment under our existing syndicated credit facility for an Incremental Term Loan in an aggregate principal amount of $825.0 million which has been drawn and has a maturity date of August 2024.

In August 2017, in order to mitigate future interest-rate risk, we entered into interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. These Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with our Initial Term Loan so that the interest payable on such portion of the Initial Term Loan became fixed at a rate of 4.27% (refer to Note 8 and Note 13 of Notes to Consolidated Financial Statements for further details regarding the Initial Term Loan and the Swap Agreements). Changes in the overall level of interest rates affect the fair value of the Swap Agreements that we recognize in our consolidated balance sheet. As of March 31, 2018, if LIBOR-based interest rates would have been higher by 100 basis points, the aggregate fair value of the Swap Agreements would have increased by approximately $7.6 million.

If LIBOR-based interest rates increase by 100 basis points, annual interest expense would increase by approximately $9.7 million as it relates to our borrowings that bear variable interest rates (including the new Incremental Term Loan). Further, we do not believe that a 100 basis points change in interest rates would have a significant impact on our interest income.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, agency bonds and corporate debt securities. As of March 31, 2018, our investments totaled $125.0 million, which represented approximately 44% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these proceedings, it is not possible to estimate the possible loss or losses from each of these proceedings. The final resolution of these proceedings, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the first quarter of 2018.

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

Vigilant v Meek et al.

On March 1, 2018, a purported class action complaint was filed against several directors of Lifetouch, Inc. (which became a direct wholly-owned subsidiary of Shutterfly on April 2, 2018) and the trustee of the Lifetouch Employee Stock Ownership Plan (the “ESOP”) in the U.S. District Court for the District of Minnesota. On April 2, 2018, the complaint was amended to include the prior ESOP trustees and plan sponsor (Lifetouch) as additional named defendants. The complaint alleges violations of the Employee Retirement Income Security Act, including that the ESOP should not have been permitted to continue investing in Lifetouch stock during a period in which the Lifetouch stock price was declining. Lifetouch believes this suit is without merit and intends to vigorously defend against it.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The recently completed acquisition of Lifetouch, Inc ("Lifetouch") presents many risks and we may not realize our anticipated financial and strategic goals.

On April 2, 2018, we completed our acquisition of Lifetouch, the national leader in school photography. Risks we may face in connection with the acquisition of Lifetouch include:

•	We may not realize the benefits we expect to receive from the transaction, such as anticipated synergies, increasing revenue and enhanced financial position;

•
We may have difficulties (1) managing the acquired company’s technologies and lines of business; (2) entering into a new business where we have no or limited direct prior experience; or (3) retaining key personnel from Lifetouch;

•	We don’t have previous experience in the industry which Lifetouch brings to our business;

•
The acquisition may not further our business strategy as we expected, we may not successfully integrate Lifetouch as planned, there could be unanticipated adverse impacts on Lifetouch’s business, or we may not otherwise realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill;

•
Our operating results or financial condition may be adversely impacted by (1) claims or liabilities that we assume from Lifetouch including, among others, claims from government agencies, terminated employees, current or former customers or business partners, former employee stock ownership plan (ESOP Plan) participants or other third parties; (2) pre-existing contractual relationships of Lifetouch that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (3) unfavorable accounting treatment as a result of Lifetouch’s practices; and (4) intellectual property claims or disputes;

•	Our ability to successfully manage the various Lifetouch businesses, which operate in more decentralized manner than Shutterfly; and in particular the sale territory organization structure;

•
Lifetouch was a privately-held company and has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The implementation of such controls may impair business operations, the costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Lifetouch’s financial and disclosure controls and procedures;

•	Lifetouch’s large workforce means greater compliance burden and increased risks of class action lawsuits, regulatory actions and potential claims or audits from governmental agencies;

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

Our business is highly seasonal, with a high proportion of our net revenues, net income and operating cash flows generated during the fourth quarter for both our consumer business and our Lifetouch business. For example, we generated approximately 50% of our net revenues in the fourth quarter during each of the last three years in our consumer business, and Lifetouch generated approximately 37% of its net revenues in the fourth calendar quarter during each of the last three years. In addition, we incur significant additional expenses in the period leading up to Shutterfly’s fourth quarter holiday season and Lifetouch’s third quarter fall school portrait season and retail holiday season, including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. We face intense competition for seasonal and temporary workers, with respect to Lifetouch’s seasonal photographers, this difficulty may be exacerbated now that the ESOP has been terminated. If we are unable to accurately forecast expense levels, our results of operations would likely be negatively impacted. Additionally, if we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, if there is a meaningful decrease in demand for Lifetouch fall school photo day during the third quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

We also base our operating expense budgets on expected net revenues trends. A portion of our expenses, such as office, production facility, and various equipment leases and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. In addition, we must effectively manage the ramp up and ramp down of variable labor to achieve our expectations. Failure to accurately forecast or ineffectively manage such spikes can result in unexpected revenue or operating income shortfall. Accordingly, any shortfall in net revenues may cause significant variation in operating results in any quarter, particularly in the third and fourth quarters.

If we are unable to meet our production requirements, our net revenues and results of operations would be harmed.

We believe that we must continue to upgrade and expand our current production capability to meet our projected net revenues targets. Our capital expenditures were approximately 6%, 8% and 8% of total net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The expenditures will increase with the Lifetouch acquisition. Operational difficulties, such as a significant interruption in the operations of our production facilities or in facilities operated by third-parties, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction and damage our reputation and brands, which would result in reduced net revenues. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, at peak times (including the fourth quarter and other holidays for the Shutterfly consumer business, the Lifetouch retails business and the fall school portrait and spring yearbook seasons for Lifetouch), we face significant production risks, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during these periods has historically been comprised of seasonal, temporary personnel. We have had difficulties in the past finding and retaining a sufficient number of qualified seasonal employees, and our failure to find and retain qualified seasonal production personnel at any of our production facilities could harm our operations.

Uncertainties in general economic conditions and their impact on consumer spending patterns, particularly in the personalized products and photofinishing services categories, could adversely impact our operating results.

Our financial performance depends on general economic conditions and their impact on levels of consumer spending in the United States, particularly on personalized products, photofinishing services and professional photography and in Canada on Lifetouch's school business. Consumer net revenue as a percentage of Shutterfly’s total net revenues was 84% in 2017, 88% in 2016 and 91% in 2015; substantially all of Lifetouch’s revenue was derived from consumers during these periods. Some of the macroeconomic conditions that can adversely affect consumer spending levels in the United States include domestic and foreign stock market volatility and its effects on net worth, anticipated economic slowdowns in foreign economies, high consumer debt levels, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, rising or higher than average interest rates, higher than usual unemployment rates, limited credit availability, changes in tax laws, and general uncertainty about the future economic environment. If general economic conditions decline, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are discretionary. Any decrease in the demand for our products and services could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

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

•	Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;

•	Traditional offline stationery companies such as PaperSource, Crane & Co., and Papyrus;

•	Cloud-based storage services and file-syncing services such as Dropbox, Box, Everalbum, Amazon Photos and iCloud;

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

•	Providers of digital alternatives to our products, such as Paperless Post, Evite, Animoto, and PicCollage.

•	Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

•	Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;

•	Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;

•	Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, Cameralends, AbelCine, and Adorama;

•	Picture People and Portrait Innovations in the Lifetouch portrait studio business;

•
The Lifetouch School photography and retail studio photography businesses face competitive pressure from independent professional and amateur photographers who enjoy low barriers to entry and can offer flexible business terms and product options;

•
The Lifetouch School photography competitors are primarily local and regional players, including Strawbridge and Inter-State Studio in the United States and Canadian competitors, Edge Imaging and 36Pix; and

•	Jostens, Herff Jones and Taylor Publishing in the yearbook market (all of whom have made significant investments in technology).

Many of our competitors, in the consumer and SBS segments in particular, have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition, greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industry may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects

Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.

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

•
natural disasters or other events resulting in school closures could lead to cancellations or postponements of scheduled picture days, and could also impact Lifetouch's school business operations in the field and/or production facilities;

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

•	volatility in our stock price, which may lead to higher stock-based compensation expense;

•	consumer preferences for digital photography services;

•	improvements to the quality, cost and convenience of desktop printing of digital pictures and products;

•	continued decline in church or house of worship attendance which impact Lifetouch’s church division; and

•	global and geopolitical events with indirect economic effects such as pandemic disease, hurricane and other natural disasters, war, threat of war or terrorist actions.

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

Our sales to SBS customers can be unpredictable, can require significant ramp-up periods in the early stages of SBS contracts, and a decrease in SBS revenue or an increase in costs of SBS net revenues could adversely impact total net revenue and profit levels.

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

As a part of our current consumer business model, we offer our customers free unlimited online storage and sharing of images and, as a result, must store and manage many petabytes of data. This policy results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. We continuously evaluate our short and long-term data storage capacity requirements to enable adequate capacity and management for new and existing customers. We strive to predict the capacity requirements as tightly as possible as overestimating may negatively impact our capital needs and underestimating may impact the level and quality of service we provide to our customers, which could harm customer satisfaction, net revenues, costs and brand reputation.

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

Portions of our infrastructure, especially our photos domain for Shutterfly Photos, have run on a public cloud service (Amazon Web Services, Inc. or "AWS") for several years. In the third quarter of 2017, Shutterfly added additional workloads to AWS thereby expanding the portions of our infrastructure which run on a public cloud service, and we intend to continue to expand our use of AWS. Any disturbances in the AWS system may create unforeseen technical issues, which would negatively influence our business and reputation. Although we leverage the redundancy features available from our public cloud service provider, any outage to their infrastructure could adversely impact our site availability, potentially leading to poor customer experience and data loss. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required AWS software updates and patches to mitigate such vulnerabilities and such updates and patches required AWS servers to be offline and potentially slow their performance.

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

Any failure by us to protect student photos and the confidential information of our customers and employees, and our networks against security breaches and the risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

A significant prerequisite to e-commerce and communications is the secure transmission of confidential information over public networks. We may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. In addition to these threats, the security, integrity, and availability of student photos, as well as our and our customers’ and employees’ data, could be compromised by employee negligence, error or malfeasance, and technology defects. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. For example, even though we do not store customer credit cards on our computer system and use third-party systems to clear transactions, in case of an outage to a third-party system, we will temporarily store and bill our customers’ credit card accounts directly; orders are then shipped to a customer’s address and customers log on using their e-mail address. We rely on encryption and authentication technologies licensed from third parties to affect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, hacking or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images.

Our expanded use of cloud-based services (such as AWS) could also increase the risk of security breaches as cyber-attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. For example, in 2014, we experienced a cyber-attack on our Tiny Prints, Treat and Wedding Paper Divas websites, which may have exposed the email addresses and encrypted passwords used by our customers to login to their accounts. We encrypt customer credit and debit card information, and we have no evidence that such information was compromised; however, any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and potential liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches. Additionally, in 2018, we discovered that there had been unauthorized access to an internal testing environment, which could have resulted in exposure of employee confidential data. Although we discovered no evidence to indicate exposure of this data, we cannot determine that it did not occur. Additionally, although we have taken remediation and precautionary measures to prevent this type of situation from occurring again, we cannot guarantee that these measures measures will be effective.

In addition, contractors we hire as well as other employees have access to confidential information, including credit card and employee data. Although we take steps to limit this access, this data could be compromised by these contractors or other employee personnel. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to adequately control fraudulent credit card transactions and use of confidential information would damage our reputation and brands, and substantially harm our business and result of operations.

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

Lifetouch’s studio business is materially dependent upon J C Penney and any deterioration in Lifetouch’s relationships with J C Penney or in J C Penney’s business could have a material adverse effect on Lifetouch’s revenue

Substantially all of Lifetouch’s studio business is derived from sales in J C Penney stores and is, therefore, materially dependent upon its relationship with J C Penney, the continued goodwill of J C Penney and the integrity of their brand names in the retail marketplace. Lifetouch’s portrait studios in J C Penney leverage customer traffic generated by the J C Penney retail stores, and if the customer traffic through these stores decreases due to the weakness of the J C Penney business, general economic conditions or for any other reason, Lifetouch’s sales could be materially and adversely affected.

If the facility where our computer and communications hardware is located fails or if any of our production facilities fail, our business and results of operations would be harmed and our reputation could be damaged.

Our ability to successfully receive and fulfill orders and to provide high-quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. The computer hardware necessary to operate our consumer website is in Las Vegas, Nevada. Lifetouch maintains critical data centers in St. Paul, Minnesota and in Ontario, Canada. We also have computer hardware located in each of our production facilities and operations centers. In addition, we also use third-party public clouds for our system operation. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, insufficient power availability, telecommunications failure, break-ins, hacking, distributed denial of service attacks, misuse by spammers, terrorist attacks, acts of war and similar events. In addition, our headquarters are located near a major fault line increasing our susceptibility to the risk that an earthquake could significantly harm our operations. We maintain business interruption insurance; however, this insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake which is not covered under our current policy. We do not presently have redundant systems in multiple locations. In addition, the impact of any of these disasters on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan and we do not have a final plan in place.

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

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Lifetouch, Prestige Portraits, Tiny Prints, Groovebook and BorrowLenses brands. Due to the competitive nature of the digital photography products and services industry, if we are unable to successfully promote our brands, we may fail to acquire new customers, increase the engagement of existing customers with our brands or substantially increase our net revenues. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to acquire new customers and maintain customer relationships, which would substantially harm our business and results of operations.

If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer. In addition, we may need to expand beyond our current customer demographic to grow our business.

Although earlier in our history we have focused our business on consumer industry for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as professionally-bound photo books, cards and stationery, calendars and other photo merchandise. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home décor, including wall art, ornaments and pillows, and video equipment rentals through the BorrowLenses brand, and we have announced our intention to launch kids and pets categories in the second half of 2018. In the future, we may need to address additional segments and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new segments or develop a significantly broader customer base may not be successful. Any failure to address additional opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

We currently depend on third-party suppliers for our photographic print paper, cameras, printing machines and other supplies, which expose us to risks if these suppliers fail to perform under our agreements with them.

We purchase photo-based and other product supplies and photography equipment from third parties. These parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. If one of these third parties chooses not to renew their agreements or fails to perform in accordance with the terms of their agreements and we are not able to secure supplies and services from a different source in a timely manner, we could fail to meet customer expectations, which could damage our reputation and harm our business. This competition may influence their willingness to provide us with additional products or services. If we were required to switch vendors of machines for photo-based or other products and photography equipment, we may incur delays and incremental costs, which could harm our operating results.

A decline in participation rate by customers in the Lifetouch school picture business would have a negative impact on Lifetouch’s revenue.

An important element of profitability in the school picture business is the participation rate (percentage of students photographed whose parents purchase the photo). The tradition of families purchasing an annual school photo of their child and/or the school yearbook could erode over time. Likewise, reduction in number of high school seniors who are photographed for the yearbook, combined with the availability of alternative digital platforms for commemorating school achievements, could make the traditional printed yearbook less compelling overall.

Providing access to school photos extends inherent risks that could result in reputational harm or loss of business.

In the school photography segment, Lifetouch historically has relied on schools to distribute portrait packages, and/or access credentials to parents. Newer methods enabling parents to order and receive their child’s images online provide many advantages but also entail risks inherent to internet transactions. We cannot guarantee that a person ordering a child’s photo has the legal right to receive it. Additionally, if systems failure or human error results in misdelivery or unauthorized access to our images, it could result in harm to our reputation and/or customer and account loss.

Failure to comply with privacy laws and regulations and failure to adequately protect customer data could harm our business, damage our reputation and result in a loss of customers.

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our customers as well as school photos. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

The regulatory framework is constantly evolving and privacy concerns could adversely affect our operation results.

The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data. For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which will establish a new framework for data protection in Europe when it becomes effective in May 2018. The GDPR will impose more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union (“EU”), reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms. In the U.S., non-sensitive data about a consumer is generally usable under current rules and regulations so long as the person does not affirmatively “opt-out” of the collection of such data. In Europe, the reverse is true. If the European “opt-in” model were to be adopted in the U.S., less data would be available. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to our products or business may limit the use and adoption of, and reduce the overall demand for, our business. Privacy concerns, whether valid or not valid, may inhibit use of our products.

Lifetouch is uniquely subject to a number of student data privacy laws; any adverse publicity stemming from a data breach or failure to protect personal data (whether valid or perceived) could adversely affect Lifetouch’s relationship with schools, districts, education associations and parent groups, leading to loss of future business.

In its role as a service provider to schools, Lifetouch is subject to various privacy laws and regulations including, without limitation, the Family Educational Rights in Privacy Act (FERPA), Connecticut’s Act Concerning Student Privacy (Public Act No. 16-189), Colorado’s Student Data Transparency and Security Act (16 CRS 22) and Canadian privacy statutes. In recent years (since 2014), numerous student privacy bills have been introduced and laws passed at the federal and state levels. These laws regulate the manner in which Lifetouch collects and handles the school data it relies on to conduct Picture Day, and the way Lifetouch contracts with schools for such services. Actual or perceived failure to comply with such laws could lead to significant reputational damage, enforcement actions, penalties and expenses. Additionally, the evolving regulatory environment for student data privacy may make it more difficult for Lifetouch to obtain the data from schools that it requires to conduct an efficient Picture Day, which may result in higher costs and inefficiencies. Increasing compliance and contracting requirements means increasing exposure to liability for breach and rising cost of doing business.

If a change in privacy laws requires Lifetouch to obtain prior express parental consent to photograph children in schools, or if inclusion in a school yearbook requires express parental consent, participation rates may decline. In either of these instances, our financial results would likely suffer.

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

As of March 31, 2018, Shutterfly had 116 patents issued and more than 20 patent applications pending in the United States, and Lifetouch had 25 patents issued and more than 13 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Lifetouch,” "Prestige Portraits," “Tiny Prints,” “Wedding Paper Divas,” and “BorrowLenses.” We hold applications and/or registrations for the Shutterfly, Lifetouch, Prestige Portraits, Tiny Prints, Wedding Paper Divas, BorrowLenses and Groovebook trademarks in our major territories of the United States and Canada as well as in the European Community. Our marks are critical components of our marketing programs. If we lose the ability to use these marks in any particular sector, we could be forced to either incur significant additional marketing expenses within that sector, or elect not to sell products in that sector.

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

Lifetouch often contracts with schools to provide Spring portraits that feature a variety of looks and media different from the traditional Fall headshot and that offer schools an opportunity for fundraising. In some markets, Lifetouch offers Spring portraits under a “Family Approval” model whereby portrait products are distributed by the school to parents for review. Parents are asked to pay for the products they elect to keep (if any) and to return any products they do not wish to purchase to the school. Lifetouch has been and in the future may be subject to claims from individuals that these products qualify as “gifts” and/or that the program does not comply with legislation pertaining to “unsolicited goods.” While we do not believe that such legislation is applicable to school photography, if Lifetouch becomes subject to such claims and is required or elect to curtail the use of the Family Approval model, its business and revenues may be negatively impacted.

Our marketing practices could be subject to judicial or regulatory challenge.

We regularly offer free products or free shipping as an inducement for customers to try our products or as part of other promotional photographic programs. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers, for example, that customers are required to pay shipping, handling and/or processing charges to take advantage of the free product offer, we have been and in the future may be subject to claims from individuals or governmental regulators that our free offers are misleading or do not comply with applicable legislation. These claims may be expensive to defend and could divert management’s time and attention. If we become subject to such claims in the future, or are required or elect to curtail or eliminate our use of free offers, our business and results of operations may be harmed.

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

The digital photography industry is rapidly evolving. Professional photography and in particular the tradition of school pictures is subject to continuing disruption from the changes in digital photography and commerce. Changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service and platform announcements and changing consumer demands and behaviors all impact our business. To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer. Moreover, we face significant risks that, if the industry for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current products and services may become less attractive, which would result in the loss of customers, as well as lower net revenues and/or increased expenses.

Purchasers of digital photography products and services may not choose to shop or rent online, which would harm our net revenues and results of operations.

The online industry for digital photography products and services, including photographic and video equipment rentals, is less developed than the online industry for other consumer products. With the acquisition of Lifetouch, our delivery of photographic products is greatly increased. Our success, and a key synergy anticipated from the acquisition of Lifetouch, will depend in part on our ability to acquire customers who historically have used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services in order to acquire additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. This risk is heightened during the period in which we are integrating Lifetouch, who has not previously been subject to the heightened control standards of a public company. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. We use numerous third-party licensed software packages, most notably our equity software and our SBS resource planning software, which are complex and fully integrated into our financial reporting. Such third-party software may contain errors that we may not identify in a timely manner. If those errors are not identified and addressed timely, our financial reporting may not be in compliance with generally accepted accounting principles. Any such delays, errors or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Our effective tax rate is subject to fluctuations under current tax regulations as a result of stock-based compensation activity. This activity includes items such as windfalls and shortfalls associated with the vesting of restricted stock units and restricted stock awards, disqualifying dispositions when employees exercise and sell their incentive stock options within a two year period, and exercise or cancellation of vested non-qualified stock options.

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

We are subject to the risks of owning real property.

We own real property as of the acquisition of Lifetouch, including the land and buildings at 10 of the Lifetouch facilities. The ownership of real property subjects us to risks, including: the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and possible disputes with neighboring owners or others.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. In addition, our stock price increased significantly after we announced our intention to acquire Lifetouch. Factors that could cause our stock price to fluctuate include:

•	failure to realize the anticipated benefits from the planned Lifetouch acquisition after it has closed;

•	slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;

•	worldwide economic and market trends and conditions;

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	the potential impact of the current U.S. political climate on consumer spending;

•	the loss of key personnel;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company or debt rating agencies;

•	business disruptions and costs related to shareholder activism;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, acquisitions or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining under the board's prior authorizations. Through March 31, 2018, we have repurchased $533.2 million in stock under our total authorized amount of $646.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. In January 2018, we publicly announced that we suspended our stock repurchase program for an undetermined period of time as we are committed to de-levering. Future repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Risks Related to Our Credit Agreement

Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

On April 2, 2018, in connection with our acquisition of Lifetouch, we incurred substantial indebtedness pursuant to an incremental term loan facility (the “Incremental Term Loan Facility”) in an aggregate principal amount of $825.0 million. The incremental term loan facility is an amendment of our initial term loan facility of $300.0 million dated as of August 17, 2017 (collectively, the “Credit Agreement”). The Incremental Term Loan Facility was fully funded at close. The Credit Agreement will mature on August 17, 2024 and requires quarterly principal payments, as well as mandatory prepayments as a result of assets sales or excess cash flow, with the balance payable at maturity.

Our substantial indebtedness could have important consequences to us including:

•	increasing our vulnerability to adverse general economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and our industry;

•	our ability to refinance our debt;

•	exposing us to interest rate risk to the extent of our variable rate indebtedness; and

•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.

The Credit Agreement contains customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, leverage ratios, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

Our Credit Agreement imposes restrictions on our business.

The Credit Agreement contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, payment of dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the Credit Agreement. Our ability to meet the liquidity covenant may be affected by events beyond our control.

The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our Credit Agreement if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to financial, competitive, economic, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to make necessary capital expenditures or to satisfy our obligations under the Credit Agreement and any future indebtedness that we may incur. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.

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

In connection with the pricing of the Notes, we entered into convertible note hedge transactions with Morgan Stanley & Co. International plc, Credit Suisse International, Citibank, N.A., and Bank of America, N.A., or the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we will sell warrants for the purchase of our common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants, which is $83.1775. However, subject to certain conditions, we may elect to settle the warrant transactions in cash.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company suspended its share repurchase program as of December 31, 2017 having publicly committed to mainting a BB rating profile, and repaying the acquisition debt accordingly.

As of March 31, 2018, approximately $112.8 million remained available for stock repurchases pursuant to our stock repurchase program.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: May 10, 2018	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ Michael Pope
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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