Form 10-Q
period 2018-06-30
SHUTTERFLY INC
filed 2018-08-09
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2018
Common stock, $0.0001 par value per share	33,442,465

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon our current expectations. These forward-looking statements include statements related to expanding our product range to Lifetouch customers; accelerating the development of Lifetouch’s online order-taking platform; the impact on us of general economic conditions, trends in key metrics such as total number of customers; our business strategy and plans; the seasonality of and growth of our business; growing and strengthening our talented leadership team; realizing significant supply chain, manufacturing and fulfillment synergies over time; total number of orders and average order value; technology initiatives, expected SBS gross margins in the short and longer term; our capital expenditures for 2018; the sufficiency of our cash and cash equivalents and cash generated from operations for the next twelve months; our operating expenses remaining a consistent percentage of our net revenue; our manufacturing capabilities; our new production facilities; effective tax rates; outstanding convertible senior notes; the incremental term loan as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “guidance,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, decreased consumer discretionary spending as a result of general economic conditions; our ability to expand our customer base and increase sales to existing customers; our ability to meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis; failure to realize the anticipated benefits of our 2017 restructuring activities; the retention of Lifetouch employees and our ability to successfully integrate the Lifetouch businesses; consumer acceptance of our products and services; our ability to develop additional adjacent lines of business; successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; unforeseen changes in expense levels; competition and the pricing strategies of our competitors, which could lead to pricing pressure; the anticipated benefits of expanding the portions of our public cloud infrastructure and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$146,701	$489,894
Short-term investments	53,890	178,021
Accounts receivable, net	58,578	82,317
Inventories	15,269	11,019
Prepaid expenses and other current assets	112,196	41,383
Total current assets	386,634	802,634
Long-term investments	24,974	9,242
Property and equipment, net	392,662	266,860
Intangible assets, net	341,769	29,671
Goodwill	841,374	408,975
Other assets	23,623	17,418
Total assets	$2,011,036	$1,534,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,249	$297,054
Accounts payable	33,178	91,473
Accrued liabilities	146,372	159,248
Deferred revenue	29,448	24,649
Total current liabilities	224,247	572,424
Long-term debt	1,094,347	292,457
Other liabilities	148,146	119,195
Total liabilities	1,466,740	984,076
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,381 and 32,297 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	1,036,962	996,301
Accumulated other comprehensive income	4,164	1,778
Accumulated deficit	(496,833)	(447,358)
Total stockholders' equity	544,296	550,724
Total liabilities and stockholders' equity	$2,011,036	$1,534,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$443,372	$209,032	$643,097	$401,004
Cost of net revenue	233,228	118,205	359,275	234,324
Restructuring	—	196	—	1,436
Gross profit	210,144	90,631	283,822	165,244
Operating expenses:
Technology and development	44,420	39,398	82,924	85,353
Sales and marketing	130,643	42,987	168,363	85,874
General and administrative	55,040	27,511	86,604	55,306
Capital lease termination	—	8,098	—	8,098
Restructuring	2,952	4,477	2,952	12,213
Total operating expenses	233,055	122,471	340,843	246,844
Loss from operations	(22,911)	(31,840)	(57,021)	(81,600)
Interest expense	(17,769)	(5,955)	(27,402)	(11,919)
Interest and other income, net	1,561	244	3,310	433
Loss before income taxes	(39,119)	(37,551)	(81,113)	(93,086)
Benefit from income taxes	12,607	14,713	27,436	37,054
Net loss	$(26,512)	$(22,838)	$(53,677)	$(56,032)

Net loss per share - basic and diluted	$(0.80)	$(0.68)	$(1.63)	$(1.67)

Weighted-average shares outstanding - basic and diluted	33,234	33,579	32,970	33,646

Stock-based compensation expense is allocated as follows (Note 4):
Cost of net revenue	$943	$1,074	$1,942	$2,243
Technology and development	2,571	2,179	5,001	4,875
Sales and marketing	2,941	2,980	6,445	6,153
General and administrative	5,242	4,236	10,001	8,703
Restructuring	—	—	—	814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(26,512)	$(22,838)	$(53,677)	$(56,032)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation losses	(401)	—	(401)	—
Unrealized losses on investments, net	(16)	(15)	(46)	(28)
Tax benefit on unrealized losses on investments, net	4	6	11	16
Unrealized gains on cash flow hedges	1,000	—	3,770	—
Tax expense on unrealized gains on cash flow hedges	(249)	—	(948)	—
Other comprehensive income (loss), net of tax	338	(9)	2,386	(12)
Comprehensive loss	$(26,174)	$(22,847)	$(51,291)	$(56,044)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(53,677)	$(56,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,111	45,121
Amortization of intangible assets	15,164	8,200
Amortization of debt discount and issuance costs	7,009	7,524
Stock-based compensation expense	23,389	21,974
Loss on disposal of property and equipment	154	467
Deferred income taxes	17,571	(7,103)
Restructuring	752	10,764
Other	(272)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	30,767	27,286
Inventories	15,607	1,415
Prepaid expenses and other assets	(42,795)	(19,776)
Accounts payable	(69,708)	(39,949)
Accrued and other liabilities	(130,127)	(58,605)
Net cash used in operating activities	(136,055)	(58,714)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(890,052)	—
Purchases of property and equipment	(17,692)	(8,176)
Capitalization of software and website development costs	(21,392)	(17,058)
Purchases of investments	(9,523)	(39,805)
Proceeds from the maturities of investments	174,329	19,033
Proceeds from the sales of investments	45,106	—
Proceeds from sale of property and equipment	1,132	11,678
Net cash used in investing activities	(718,092)	(34,328)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	16,577	520
Repurchases of common stock	—	(50,000)
Principal payments of capital lease and financing obligations	(9,396)	(20,621)
Principal payments of borrowings	(302,608)	—
Proceeds from borrowings, net of issuance costs	806,652	—
Net cash provided by (used in) financing activities	511,225	(70,101)
Effect of exchange rate changes on cash and cash equivalents	(271)	—
Net decrease in cash and cash equivalents	(343,193)	(163,143)
Cash and cash equivalents, beginning of period	489,894	289,224
Cash and cash equivalents, end of period	$146,701	$126,081

Supplemental schedule of non-cash investing / financing activities:
Net (decrease) increase in accrued purchases of property and equipment	$(1,200)	$745
Net increase in accrued capitalized software and website development costs	1,119	270
Stock-based compensation capitalized with software and website development costs	697	758
Property and equipment acquired under capital leases	2,969	6,228
Net increase in receivable proceeds from the sale of property and equipment	—	9,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company” or "Shutterfly") is the leading digital retailer and manufacturer of high-quality personalized products and services. Founded and incorporated in the state of Delaware in 1999, Shutterfly brings your photos to life in photo books, gifts, and cards and stationery - through its flagship Shutterfly products, premium offerings in its Tiny Prints boutique, as well as wedding invitations and stationery for every step of the wedding planning process; and BorrowLenses, the premier online marketplace for photographic and video equipment rentals. Shutterfly, Inc. also operates Shutterfly Business Solutions (“SBS”), delivering high quality digital printing services to the enterprise market. The Company is headquartered in Redwood City, California.

On April 2, 2018, the Company completed its acquisition of Lifetouch Inc. ("Lifetouch"), the leading professional photographer of children and families in the United States and Canada. Professional photographers at Lifetouch capture the classic images of school-age children under the Lifetouch brand. In addition, Prestige Portraits help high school and college seniors celebrate those graduation milestones. Lifetouch also provides schools with yearbooks and memory books and churches and other groups with pictorial directories and images for purchase. Over 400 retail studios operated by Lifetouch under the JCPenney Portrait brand also provide professional photographic services for infants, toddlers, families and business professionals throughout the United States. As a result of the acquisition, the Company has a new operating segment for the Lifetouch business (refer to Note 10 - Segment Reporting for further details).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries including the financial results of Lifetouch which are included prospectively from the acquisition date of April 2, 2018. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period.

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

Tax Cuts and Jobs Act

As of December 31, 2017, the Company recorded provisional estimates of the tax impacts of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). The Company provisionally recorded an income tax benefit related to the Tax Act primarily for the impact of the remeasurement of its deferred tax assets and liabilities at the newly enacted 21% tax rate, the enhanced accelerated depreciation deductions available on qualified property, and estimates of other elements of the Tax Act. The Company's accounting for the Tax Act as of December 31, 2017 was incomplete due to the complexity involved and the absence of regulatory guidance, and therefore its provisional accounting was based on reasonable estimates. In accordance with Staff Accounting Bulletin 118, the measurement period extends up to one year from the enactment date. As the Company completes its analysis of regulatory guidance, adjustments to its provisional amounts may have a material impact to the Company’s provision for income taxes in the period they are recognized. For the three and six months ended June 30, 2018, the Company did not record any adjustments to its provisional amounts. The Company expects to complete its analysis by the fourth quarter of 2018.

Foreign Currency Translation Policy

As a result of the acquisition of Lifetouch, the Company has subsidiaries in Canada for which the functional currency is the local currency. As such, exchange rate fluctuations for these subsidiaries are included in stockholders' equity as a component of accumulated other comprehensive income. Prior to the acquisition of Lifetouch, the Company only had one foreign subsidiary in Israel for which the functional currency is the U.S. Dollar and exchange rate fluctuations are recorded as part of earnings.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). This new standard replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange of those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. Refer to Note 2 - Revenue for further details.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The Company adopted ASU 2016-15 as of January 1, 2018 on a retrospective basis with no material impact to the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.

Recent Accounting Pronouncements Pending Adoption

In February 2018, the FASB issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Act. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted and can be applied either in the period of adoption or retrospectively to all applicable periods. The Company does not expect that the pending adoption of ASU 2018-02 will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 on a modified retrospective basis, and earlier adoption is permitted. The Company anticipates that most of its operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities. The Company is currently evaluating the accounting transition and disclosure requirements of this standard, and due to the magnitude of leases assumed in the recent acquisition of Lifetouch, the Company cannot currently estimate the financial statement impact of adoption.

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

Note 2 — Revenue

Adoption of ASC 606, Revenue from Contracts with Customers

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, ASC 606 is only applied to contracts that were not complete as of the adoption date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the adoption of ASC 606, the Company identified an impact related to timing and measurement of breakage revenue for the Shutterfly consumer and the Lifetouch businesses and for one of the Company's significant multiple-element arrangements in connection with the SBS business. Upon adoption of ASC 606, the Company recognized the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer, rather than the previous method of recognizing breakage revenue when the Company believed the redemption was remote. As it relates to timing and measurement of one of the Company's multiple-element arrangements in connection with the SBS business, deferred revenue was previously recognized over the stated term of the contract. Upon adoption of ASC 606, deferred revenue for this particular arrangement is now recognized ratably over a period of time that is shorter than the stated contract term, as this arrangement does not contain substantive termination penalties after a certain initial number of years within the contractual term.

The cumulative impact of the adoption of ASC 606 resulted in a decrease to opening accumulated deficit of $4.2 million as of January 1, 2018, which consisted of a decrease in total liabilities of $5.1 million primarily related to deferred revenue and a decrease in total assets of $0.9 million primarily related to deferred costs.

The impact as a result of applying ASC 606 was:
•an increase of $0.7 million and $1.2 million to net revenue for the three and six months ended June 30, 2018, respectively; and
•a decrease to deferred revenue of $7.5 million as of June 30, 2018.

The impact to other accounts is not material as of June 30, 2018 and for the three and six months ended June 30, 2018.

Revenue Recognition Policy

The Company derives its revenue from Shutterfly Consumer, Lifetouch and SBS product sales, net of applicable sales tax and allowances for returns. Revenue is recognized when control of the promised products or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services. Shipping charged to its customers is recognized upon shipment and the related shipping costs are recognized as cost of net revenue.

Shutterfly Consumer and Lifetouch. The Company’s Shutterfly Consumer revenue is primarily derived from the sale of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, etc. Customers place Shutterfly Consumer product orders through the Shutterfly website or mobile apps and pay primarily using credit cards.

The Company’s Lifetouch revenue is primarily derived from the sale of photographic and publishing products. Customers place Lifetouch product orders through the Lifetouch website, via order forms or in person at the JCPenney photo studios and churches. Customers pay using credit cards, or fill out an order form and enclose exact payment.

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

For flash deal promotions through group buying websites, the Company recognizes revenue on a gross basis, as it is the primary obligor, when redeemed items are shipped. Revenue from sales of flash deal promotions are deferred until shipment of fulfilled orders or until unredeemed flash deal promotions are recognized as breakage revenue. The Company recognizes the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer.

The Company periodically provides incentive offers to its new customers in exchange for setting up an account as well as to its existing customers to encourage purchases. These incentive offers are readily available to all of its customers. Therefore, these do not represent a performance obligation as its customers are not required to enter into any enforceable commitment by receiving these incentive offers. The discounts are treated as a price reduction when accepted and used by customers. Production costs related to free products are included in cost of net revenue upon redemption.

SBS. The Company’s SBS revenue is derived from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for its business customers. The services that the Company promises to its SBS customers are typically composed of a series of services that are performed over time. The Company accounts for these series of services as one performance obligation which represents a series of distinct services that are substantially the same and have the same pattern of transfer.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes revenue from the satisfaction of performance obligations when it invoices its customers (that is, when it has the contractual right to bill under the contract). The Company has the contractual right to consideration from its customers in an amount that corresponds directly with the value to the customer of the services it has performed to date. For contracts that do not contain a significant non-refundable up-front fee, the Company applies the “right to invoice” practical expedient as it has the right to consideration from its customers in an amount that corresponds directly with the value to the customer of the services it has performed to date. For contracts that contain a significant non-refundable up-front fee, the Company considers whether these fees are related to the transfer of a promised good or service to the customer, and therefore represent a performance obligation. When the up-front fees do not represent a distinct performance obligation, the Company recognizes revenue ratably over the period for which there is a significant termination contractual penalty.

The Company's incremental direct costs of obtaining a contract consist of Lifetouch and SBS sales commissions. The Company does not defer such incremental direct costs as the related performance obligations are satisfied within a short period of time and the Company elected to apply the practical expedient per ASC 340-40-25-4 related to expensing contract acquisition costs with the amortization period of less than one year. The Company does not provide any financing service to its customer as payment term.

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of our performance and primarily relate to flash deal promotions, gift cards, yearbooks and portrait proofs as well as up-front fees received from an SBS customer. The decrease of $0.6 million in deferred revenue balance during the six months ended June 30, 2018 is primarily driven by the aforementioned impact of ASC 606 adoption and $3.3 million of revenue recognized that was included in deferred revenue balance as of December 31, 2017. The decrease is partially offset by the assumed deferred revenue from the acquisition of Lifetouch (deferred revenue balance as of June 30, 2018 for Lifetouch is $8.5 million) and by cash payments received in advance of the Company's performance obligations during the six months ended June 30, 2018.

Net Revenue by Brand

The following table disaggregates the Company’s net revenue by brand for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shutterfly consumer net revenue:
Shutterfly brand	$154,181	$139,908	$296,845	$263,811
Tiny Prints Boutique(1)	1,397	—	3,500	—
Tiny Prints(1)	—	12,917	—	23,382
Wedding Paper Divas(2)	—	11,365	—	25,655
MyPublisher(3)	—	6,056	—	10,992
Other	9,425	8,844	16,717	15,895
Shutterfly consumer net revenue	165,003	179,090	317,062	339,735
Lifetouch net revenue(4)	228,560	—	228,560	—
Shutterfly Business Solutions net revenue	49,809	29,942	97,475	61,269
Net revenue	$443,372	$209,032	$643,097	$401,004

(1) On June 28, 2017, the Company created a Tiny Prints boutique on a dedicated tab on Shutterfly.com and shut down the legacy Tiny Prints website.
(2) On September 13, 2017, the Company launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website.
(3) The MyPublisher brand was shut down on May 15, 2017.
(4) On April 2, 2018, the Company acquired Lifetouch.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition
On January 30, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lifetouch and Lifetouch Inc. Employee Stock Ownership Trust (collectively, the “Seller”). On April 2, 2018, pursuant to the Purchase Agreement, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller. Under the terms of the Purchase Agreement, the consideration for the acquisition consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of Closing Net Working Capital, Transaction Expenses, Cash and Investments, and Closing Indebtedness, as defined in the Purchase Agreement. The Company financed the all-cash purchase price with an incremental $825.0 million term loan issuance under its existing credit agreement, which closed simultaneous with the acquisition (refer to Note 9 - Debt for further details).
Lifetouch provides the Company with a highly complementary business. Lifetouch will be able to offer Shutterfly’s broader product range to Lifetouch customers, as well as to accelerate the development of Lifetouch’s online order-taking platform. The Company expects to gain access to many Lifetouch customers as Shutterfly customers, where they will benefit from Shutterfly’s leading cloud-based photo management service, product creation capabilities, mobile apps, and broad product range.
The Company elected to treat the acquisition of Lifetouch as an asset acquisition under section 338(h)(10) of the U.S. Internal Revenue Service tax code. As such, the goodwill that the Company recognizes as part of the Lifetouch acquisition will be deductible for U.S. income tax purposes. The goodwill recognized represents the assembled workforce of Lifetouch and the value of growth in revenue from future customers of Lifetouch.
During the three and six months ended June 30, 2018, the Company recorded approximately $8.0 million and $12.6 million, respectively, of direct and incremental costs associated with acquisition-related activities. These costs were incurred primarily for banking, legal, and professional fees associated with the Lifetouch acquisition. These costs were recorded in general and administrative expenses in the consolidated statement of operations.
During the three and six months ended June 30, 2018, Lifetouch contributed to $228.6 million to net revenue and $124.2 million to gross profit, respectively.

Under the terms of the Purchase Agreement, the amount of consideration that the Company paid consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of Closing Net Working Capital, Transaction Expenses, Cash and Investments, and Indebtedness, as defined by the Purchase Agreement. The total preliminary purchase consideration paid by the Company during the second quarter of 2018 was $982.0 million. The following table shows the calculation of how the preliminary purchase consideration paid by the Company was determined in accordance with the Purchase Agreement (in thousands):

Cash consideration at closing	$825,000
Less: Closing Indebtedness(1)	(27,742)
Less: Net Working Capital Adjustment(1)	(10,559)
Less: Transaction Expenses(1)(2)	(17,614)
Add: Closing Cash and Investments(1)	212,872
Purchase price adjustments	156,957
Total preliminary purchase consideration	$981,957

(1) As defined in the Purchase Agreement.
(2) Transaction expenses incurred by Lifetouch in connection with the transaction as defined by the Purchase Agreement.

In accordance with ASC 805, Business Combinations, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities assumed at the acquisition date fair values. The purchase price allocation for the Lifetouch acquisition is preliminary and subject to revision as additional information about fair value of assets acquired and liabilities assumed becomes available. Additional information that existed as of the acquisition date but at that time was unknown may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the preliminary allocation of the total purchase price to the net assets acquired based on their estimated fair values as of April 2, 2018 (in thousands):

Cash and cash equivalents	$91,905
Investments	101,269
Accounts receivable, net	7,029
Inventories	19,857
Property and equipment, net	135,968
Intangible assets, net	326,700
Goodwill	432,399
Prepaid expenses and other assets	32,281
Accounts payable	(15,331)
Deferred revenue, current portion	(29,984)
Notes payable	(9,065)
Accrued and other liabilities	(111,071)
Total	$981,957

The following table shows the valuation of the intangible assets acquired from Lifetouch along with their estimated remaining useful lives:

	Approximate Fair Value (in thousands)	Weighted Average Life (in years)
Customer contracts and related relationships	$200,100	10
Developed technology	68,600	5
Trade names / trademarks / domain name	57,600	5
Favorable/unfavorable leases	400	7
Total intangible assets	$326,700

Identifiable Intangible Assets
Customer contracts and related relationships. These assets primarily relate to the existing relationships that Lifetouch has developed with a number of schools and preschools. These relationships provide economic value to the Company and therefore were valued separately from goodwill. The Company valued these assets utilizing a form of the income approach known as the "Multi-Period Excess Earnings Method" ("MPEEM") since these customer assets were identified as the primary asset. Under the MPEEM, the value of these assets was estimated based on the expected future economic earnings attributable to the assets. The key assumptions used in the valuation of these assets include future revenue from existing customers and estimated expenses forecast, contributory asset charges (such as cash-free debt-free working capital, fixed assets, brand assets and assembled workforce), the discount rate, expected tax rate(s) and tax amortization benefit.
Developed technology. Lifetouch has a number of developed technology platforms that are internally-used (e.g., field operations management and production management systems) and customer-facing (e.g., order management and yearbook design systems). These technologies will continue to be used by the Company. Given that the technologies are specific to Lifetouch and have minimal possibility of being licensed out to third parties, the "Cost to Recreate Method" under the Cost approach was used to value this asset. The key assumptions used in the valuation of these assets include direct and indirect developer costs, developer's profit, and opportunity cost.
Trade names / trademarks / domain name. Lifetouch is the leading provider of school photography services in the U.S. and has a number of registered trade names, trademarks and domain names that are recognized and well known in the marketplace. These brand names are expected to continue to be used, providing economic value to the Company, and therefore were valued separately from goodwill. The "Relief from Royalty Method" of the income approach was used in the valuation of trade names, trademarks and domain names.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Financial Information
The following table summarizes the pro forma consolidated information for the Company assuming the acquisition of Lifetouch had occurred as of January 1, 2017. The unaudited pro forma information for all periods presented includes the business combination accounting effects resulting from the acquisition, including amortization for intangible assets acquired, depreciation expense for tangible assets acquired, interest expense for the additional indebtedness incurred to complete the acquisition, acquisition-related charges and the impact of adopting ASC 606. The impact of applying ASC 606 to Lifetouch’s historical periods as presented below was not material. The pro forma results also include the effects of the purchase accounting adjustments for the fair value of deferred revenue and inventory. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Total net revenue	$476,723	$470,531	$810,917	$789,010
Net loss	$14,791	$(3,488)	$(69,359)	$(115,667)
Basic earnings per share	$0.45	$(0.10)	$(2.10)	$(3.44)
Diluted earnings per share	$0.41	$(0.10)	$(2.10)	$(3.44)

Note 4 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the six months ended June 30, 2018 is as follows (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2017	1,529	$46.77
Granted	228	$76.73
Exercised	(361)	$45.87
Forfeited, cancelled or expired	(28)	$45.49
Balance as of June 30, 2018	1,368	$52.03	5.5	$51,997
Options vested and expected to vest as of June 30, 2018	1,264	$51.48	5.4	$48,748
Options vested as of June 30, 2018	338	$47.12	5.0	$14,514

During the six months ended June 30, 2018, the Company granted options to purchase an aggregate of approximately 228,000 shares of common stock with an estimated weighted-average grant-date fair value of $23.57. The total intrinsic value of options exercised during the three months ended June 30, 2018 and 2017 was $2.8 million and $0.6 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $10.7 million and $0.7 million, respectively.

Net cash proceeds from the exercise of stock options for the three months ended June 30, 2018 and 2017 were $2.8 million and $0.4 million, respectively. Net cash proceeds from the exercise of stock options for the six months ended June 30, 2018 and 2017 were $16.6 million and $0.5 million, respectively.

Valuation of Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it has sufficient public trading history to cover the entire expected term. The expected term of options gives consideration to historical exercises, post-vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturity at the time of grant. The assumptions used to value options granted during the three and six months ended June 30, 2018 and 2017 are as follows (there were no option awards granted during the three months ended June 30, 2018):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2018	2017
Dividend yield	—	—	—
Annual risk-free rate of return	1.8%	2.6%	1.9%
Expected volatility	30.0%	33.7%	29.8%
Expected term (years)	4.1	4.1	4.1

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

A summary of the Company’s RSU activity for the six months ended June 30, 2018, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2017	2,293	$44.64
Granted	629	$76.93
Vested	(720)	$45.01
Forfeited	(127)	$45.45
Awarded and unvested as of June 30, 2018	2,075	$54.24
RSUs expected to vest as of June 30, 2018	1,746

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2018 and 2017 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2018, the Company had $87.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

Note 5 — Net Loss Per Share

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include RSUs and incremental shares of common stock issuable upon the exercise of stock options, and conversion of warrants.

A summary of the net loss per share for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands, except per share amounts):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss per share:
Numerator
Net loss	$(26,512)	$(22,838)	$(53,677)	$(56,032)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	33,234	33,579	32,970	33,646
Net loss per share - basic and diluted	$(0.80)	$(0.68)	$(1.63)	$(1.67)

The following weighted-average outstanding stock options and RSUs were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options and RSUs	3,571	4,060	3,629	4,004

As described in Note 9 - Debt, the Company entered into warrant transactions (the "Warrant") in May 2013. The average market value per share of the Company's common stock for the three months ended June 30, 2018, as measured under the Warrant, exceeded the strike price of the Warrant. The dilutive effect of the potential exercise of the Warrant of approximately 345,000 shares was excluded from the computation of diluted net loss per common share for the three months ended June 30, 2018 because including it would have had an anti-dilutive effect. The average market value per share of the Company's common stock for the six months ended June 30, 2018, as measured under the Warrant, did not exceed the strike price of the Warrant.

With respect to the convertible senior notes issued in 2013 as described in Note 9 - Debt, the Company settled the principal of the convertible senior notes in cash upon their maturity in May 2018. The weighted-average impact to dilution for the period that the conversion option was outstanding was 660,000 shares and 690,000 shares for the three and six months ended June 30, 2018. The potential conversion impact was excluded from the computation of diluted net loss per common share for such periods because including it would have had an anti-dilutive effect.

Note 6 — Investments

At June 30, 2018 and December 31, 2017, the estimated fair value of short-term and long-term debt securities investments, all of which are classified as available-for-sale, was as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$39,103	$4	$(59)	$39,048
Agency securities	5,120	—	(11)	5,109
Commercial paper	3,441	—	—	3,441
U.S. government securities and other	6,300	—	(8)	6,292
Total short-term investments	$53,964	$4	$(78)	$53,890
Long-term investments
Corporate debt securities	$12,958	$1	$(34)	$12,925
Agency securities	5,694	—	(29)	5,665
U.S. government securities	6,411	—	(27)	6,384
Total long-term investments	$25,063	$1	$(90)	$24,974

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$54,911	$3	$(52)	$54,862
Agency securities	10,781	—	(14)	10,767
Commercial paper	101,546	—	—	101,546
U.S. government securities	10,857	—	(11)	10,846
Total short-term investments	$178,095	$3	$(77)	$178,021
Long-term investments
Corporate debt securities	$6,287	$—	$(25)	$6,262
Agency securities	2,000	—	(17)	1,983
U.S. government securities	998	—	(1)	997
Total long-term investments	$9,285	$—	$(43)	$9,242

The Company had no available-for-sale investments with a significant unrealized loss that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2018, and no impairments were recorded during the three and six months ended June 30, 2018 and 2017. The Company had no material realized gains or losses during the three and six months ended June 30, 2018 and 2017.

The following table summarizes the contractual maturities of the Company's investments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
One year or less	$53,890	$178,021
One year through three years	24,974	9,242
	$78,864	$187,263

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of June 30, 2018 and December 31, 2017.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	June 30, 2018		December 31, 2017
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$94,765	$—	$151,071	$—
Level 2 Securities:
Corporate debt securities	—	51,974	21,592	61,124
Agency securities	—	10,773	6,444	12,750
Commercial paper	—	3,441	85,599	101,546
U.S. government securities and other	—	12,676	—	11,843
Total cash equivalents and investments	$94,765	$78,864	$264,706	$187,263

Derivative Assets

As of June 30, 2018 and December 31, 2017, the fair value of certain of the Company's term loans interest-rate swap agreements, which were determined based on an income-based valuation model that takes into account the contract terms as well as multiple observable market inputs such as LIBOR-based yield curves, futures, volatilities and basis spreads (Level 2), were as follows (in thousands):

	Total Estimated Fair Value as of
	June 30, 2018	December 31, 2017
Derivative assets	$6,749	$2,979

Borrowings

As of June 30, 2018 and December 31, 2017, the fair value of the Company's borrowings, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	June 30, 2018	December 31, 2017
Convertible senior notes	$—	$296,550
Term Loans	$1,128,658	$300,000

As of June 30, 2018 and December 31, 2017, the carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	June 30, 2018	December 31, 2017
	(in thousands)
Intra-period deferred tax asset	$44,821	$—
Restricted investment	18,745	—
Prepaid service contracts – current portion	15,597	12,861
Other prepaid expenses and current assets	33,033	28,522
	$112,196	$41,383

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis. The restricted investment relates to collateral required for insurance policies for Lifetouch.

Property and Equipment, Net

	June 30, 2018	December 31, 2017
	(in thousands)
Manufacturing equipment	$218,416	$192,494
Computer equipment and software	170,020	188,593
Capitalized software and website development costs	154,001	134,585
Buildings under build-to-suit leases	56,468	56,468
Photography equipment	53,375	—
Owned buildings and building improvements	38,622	—
Leasehold improvements	27,188	22,145
Rental equipment	18,628	19,208
Land	17,000	—
Furniture and fixtures	12,529	8,255
	766,247	621,748
Less: Accumulated depreciation and amortization	(373,585)	(354,888)
Property and equipment, net	$392,662	$266,860

Included within manufacturing equipment is approximately $92.9 million and $89.9 million of capital lease obligations for various manufacturing facility equipment as of June 30, 2018 and December 31, 2017, respectively. Accumulated depreciation of assets under capital leases totaled $40.0 million and $32.4 million at June 30, 2018 and December 31, 2017, respectively.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $27.5 million and $22.1 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense totaled $50.1 million and $45.1 million for the six months ended June 30, 2018 and 2017, respectively.

Included in property and equipment is approximately $27.7 million and $15.8 million of assets in construction as of June 30, 2018 and December 31, 2017, respectively, the majority of which relates to capitalized software and website development costs.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets are comprised of the following:

	Weighted Average
	Useful Life	June 30, 2018	December 31, 2017
		(in thousands)
Purchased technology	8 years	$173,469	$104,869
Less: accumulated amortization		(81,742)	(76,585)
		91,727	28,284

Customer relationships	9 years	275,246	75,146
Less: accumulated amortization		(80,310)	(73,759)
		194,936	1,387

Other(1)	5 years	65,202	7,202
Less: accumulated amortization		(10,096)	(7,202)
		55,106	—

Total		$341,769	$29,671

(1) The unamortized balance for other intangible assets primarily relate to the trade name, trademarks and domain name assets acquired as part of the acquisition of Lifetouch during the second quarter of 2018.

Intangible asset amortization expense for the three months ended June 30, 2018 and June 30, 2017 was $12.5 million and $3.6 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2018 and June 30, 2017 was $14.6 million and $7.6 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending December 31:
Remainder of 2018	$24,691
2019	49,360
2020	49,134
2021	49,059
2022	48,553
Thereafter	120,972
$341,769

Goodwill

The following table presents the goodwill allocated to the Company's reportable segments as of and during the six months ended June 30, 2018 (in thousands):

	December 31, 2017	Acquisitions	June 30, 2018
Shutterfly Consumer	$372,072	$—	$372,072
Lifetouch	—	432,399	432,399
Shutterfly Business Solutions	36,903	—	36,903
	$408,975	$432,399	$841,374

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allocation of goodwill from the acquisition of Lifetouch to the Company's reporting units has not been finalized and will be allocated based upon the finalization of the valuation.

Accrued Liabilities

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued compensation	$52,614	$31,331
Capital lease obligations, current portion	16,865	16,859
Accrued marketing expenses	10,992	22,874
Accrued production costs	9,639	37,552
Accrued income, sales and other taxes	9,516	21,745
Accrued other	46,746	28,887
	$146,372	$159,248

Other Liabilities

	June 30, 2018	December 31, 2017
	(in thousands)
Financing obligations	$52,761	$53,682
Capital lease obligations, non-current portion	43,280	48,620
Other liabilities	52,105	16,893
	$148,146	$119,195

Financing obligations relate to the Company's build-to-suit leases.

Note 9 — Debt

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

In October 2017, the Company fully drew the $300.0 million Initial Term Loan under the Credit Agreement. The proceeds of the Initial Term Loan were used (1) to settle the Company's existing 0.25% Convertible Senior Notes due May 15, 2018 and (2) for working capital and general corporate purposes.

On April 2, 2018, the Company entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million ("Incremental Term Loan") to finance the acquisition of Lifetouch, Inc. The full amount of the $200.0 million Revolving Loan Facility remains undrawn as of June 30, 2018.

Upon funding of the Initial Term Loan, the Company elected to bear interest at a rate of one-month LIBOR, subject to a floor of 0.0%, plus an applicable margin of 2.50% per annum. Upon funding of the Incremental Term Loan, the Company elected to bear interest at a rate of one-month LIBOR, subject to a floor of 0.0%, plus an applicable margin of 2.75% per annum. The applicable margin of 2.75% for the Incremental Term Loan is determined based on a secured leverage ratio as defined by the Incremental Term Loan Amendment dated April 2, 2018.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective interest rates for the unhedged portion of the Initial Term Loan for three and six months ended June 30, 2018 were 4.43% and 4.27%, respectively. The effective interest rate for the Incremental Term Loan, which was drawn during the current quarter, was 4.68%.
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
Both the Initial Term Loan and the Incremental Term Loan have a maturity date of August 17, 2024. Commencing on the respective last day of the first full fiscal quarter following the Company's respective borrowings of the Initial Term Loan and the Incremental Term Loan, the respective Initial Term Loan and Incremental Term Loan amortize in equal quarterly installments of 0.25% of the outstanding principal balance for each loan, with the remaining respective principal balances payable on the maturity date. Amounts drawn on the Revolving Loan Facility, if any, mature on August 17, 2022. Further, the Company has the right to prepay its borrowings under the Credit Agreement in whole or in part at any time without a premium or penalty, subject to certain limitations and a 1.0% repricing premium applicable during the first six months for the Initial Term Loan and/or the Incremental Term Loan. The Credit Agreement also contains certain customary mandatory prepayments under certain conditions as set forth in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments (including declaration and payment of dividends), in each case subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance, measured as of the end of each fiscal quarter, with a consolidated secured net leverage ratio and a consolidated interest expense coverage ratio. As of June 30, 2018, the Company is in compliance with these covenants.
In August 2017, the Company entered into certain interest-rate swap agreements with an effective date of October 18, 2017 that have the economic effect of modifying a portion of the variable interest-rate obligations associated with the Initial Term Loan so that the interest payable on such portion become fixed (refer to Note 14 - Derivative Financial Instruments for further details regarding the interest-rate swap agreements).
The Company incurred $5.6 million in credit facility origination costs during the year ended December 31, 2017 related to the Credit Agreement and $18.3 million in origination costs during the six months ended June 30, 2018 related to the Incremental Term Loan. The origination costs attributable to the Revolving Loan Facility were capitalized within prepaid expenses for the current portion and other assets for the non-current portion. The origination costs attributable to the Initial Term Loan and the Incremental Term Loan are presented as a reduction to the carrying value of the debt in the consolidated balance sheet. Fees attributable to the Revolving Loan Facility of $0.8 million are being amortized over five years as component of interest expense. The fees attributable to the Initial Term Loan of $4.8 million and the Incremental Term Loan of $18.3 million are being amortized over the term of the loans, both as a component of interest expense.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Initial Term Loan and Incremental Term Loan consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Liability component:
Principal borrowings	$1,125,000	$300,000
Less: principal payments	(1,500)	—
Less: debt issuance costs, net of amortization	(21,827)	(4,543)
Net carrying amount	$1,101,673	$295,457

Term loans, current	$11,219	$3,000
Term loans, non-current	$1,090,454	$292,457

The following table sets forth the total interest expense recognized related to the Initial Term Loan and the Incremental Term Loan for the three and six months ended June 30, 2018 (in thousands). The Initial Term Loan was drawn in October 2017 and the Incremental Term Loan was draw in April 2018. Therefore, there was no interest expense for the three and six months ended June 30, 2017 associated with these loans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Floating interest (including the effects of cash flow hedges)	$12,849	$—	$16,100	$—
Amortization of debt issuance costs	891	—	1,063	—
	$13,740	$—	$17,163	$—

Assumed Notes Payable from the Acquisition of Lifetouch

In connection with the acquisition of Lifetouch in the second quarter of 2018 (refer to Note 2 - Acquisition), the Company assumed $9.1 million of legacy Lifetouch notes payable (of which $4.0 million was classified as current), which is payable in varying principal payments plus interest rates ranging from 0% to 2.2% with maturities at various dates through July 2022. These notes payable were issued by Lifetouch to finance various acquisitions and represents promissory notes issued to the owners of the acquired companies for an amount equal to the purchase consideration. Payments of principal for these notes payable during the three months ended June 30, 2018 were $1.1 million.

As of June 30, 2018, the estimated future principal and interest payments of these assumed notes payable is as follows (in thousands):

Year Ending December 31:
Remainder of 2018	$1,429
2019	3,357
2020	2,082
2021	1,196
2022	740
Total principal and interest payments	$8,804

0.25% Convertible Senior Notes Due May 15, 2018
In May 2013, the Company issued $300.0 million aggregate principal amount of 0.25% convertible senior notes (the "Notes") which were due and paid on May 15, 2018. Upon maturity, the Company paid the aggregate principal amount of $300.0 million and delivered 1,108,000 shares of the Company's common stock.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was amortized to interest expense over the term of the Notes.
In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $6.4 million, were amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.7 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.6 million on a portion of the equity component transaction costs which are deductible for tax purposes.
Concurrently with the Note issuance, the Company repurchased 0.6 million shares of common stock for approximately $30.0 million.
The Notes consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Liability component:
Principal	$—	$300,000
Less: debt issuance costs, debt discount, net of amortization	—	(5,946)
Net carrying amount (classified as current)	$—	$294,054

Equity component (1)	$—	$63,510

(1)	Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
0.25% coupon	$94	$188	$281	$375
Amortization of debt issuance costs	182	347	543	688
Amortization of debt discount	1,814	3,442	5,403	6,836
	$2,090	$3,977	$6,227	$7,899

Note Hedge
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedge”). In May 2013, the Company paid an aggregate amount of $63.5 million for the Note Hedge. The Note Hedge expired upon maturity of the Notes in May 2018. The Note Hedge was intended to offset the potential dilution upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of the Company's common stock, as measured under the Notes, is greater than the strike price of the Note Hedge, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. Upon expiration of the Note Hedge in May 2018, the Company received 1,108,000 shares of the Company's common stock from the Note Hedge counterparties.

Warrant
Separately, in May 2013, the Company entered into warrant transactions (the “Warrant”), whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $83.18 per share. The Company received aggregate proceeds

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of $43.6 million from the sale of the Warrant. As of June 30, 2018, there are 4,675,000 warrants that will settle ratably over an 80-day period commencing on August 15, 2018. The Company intends to net share settle the warrants.
If the average market value per share of the Company's common stock for the reporting period, as measured under the Warrant, exceeds the strike price of the Warrant, the Warrant will have a dilutive effect on the Company's earnings per share (refer to Note 5 - Net Loss per Share for dilution considerations). The Warrant is a separate transaction, entered into by the Company and is not part of the Notes or the Note Hedge, and has been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedge will not have any rights with respect to the Warrant.

Note 10 — Segment Reporting

The Company reports segment information based on its internal reporting used by management for making decisions and assessing performance as the source of its reportable segments. As a result of the acquisition of Lifetouch in the second quarter of 2018, the Company entered into a new business and as a result, the Company has a new reportable and operating segment described further below.

The Chief Operating Decision Maker ("CODM") function uses segment margin to evaluate the performance of the segments and allocate resources. Management considers segment margin to be the appropriate metric to evaluate and compare the ongoing performance of each reportable segment as it is the level at which direct costs associated with the performance of the segment are monitored.

During the second quarter of 2018, the Company expanded its segment reporting. As a result, the profitability metric by which the Company's CODM measures segment performance and allocates resources changed from segment gross profit to segment margin. Segment margin includes technology and development expenses, sales and marketing expenses, and credit card fees, arriving at a margin for the segment. Segment margin excludes corporate expenses, amortization of intangible assets, stock-based compensation expense, and other non-recurring items including restructuring charges and acquisition-related costs. Corporate expenses include activities that are not directly attributable or allocable to a specific segment.

The Company’s segments are determined based on the products and services each segment provides and how the CODM evaluates the business. The Company has the following reportable segments:
Shutterfly Consumer - Includes sales from the Company's brands and are derived from the sale of a variety of products, such as cards and stationery, professionally-bound photo books, home décor, personalized gifts, high quality prints, and other photo-based merchandise, and related shipping revenue, as well as rental revenue from its BorrowLenses brand. Revenue from advertising displayed on the Company's websites is also included in Shutterfly Consumer revenue.
Lifetouch - Includes revenue from professional photography services provided at schools, preschools and churches, as well as retail studios operated by Lifetouch under the JCPenney Portrait brand.
Shutterfly Business Solutions - Includes revenue from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for the Company's business customers.
Segment assets are not reported to, or used by, the CODM to allocate resources or assess performance of the Company's segments. Accordingly, the Company has not disclosed asset information by segment. Substantially all of the Company's revenue is generated from sales originating in the United States.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s segment results for the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shutterfly Consumer:
Net revenue	$165,003	$179,090	$317,062	$339,735
Cost of net revenue	86,065	92,049	170,909	181,903
Technology and development	29,830	33,037	61,959	71,966
Sales and marketing	29,956	36,406	60,681	72,144
Credit card fees	4,349	4,654	8,548	8,943
Margin(1)	$14,803	$12,944	$14,965	$4,779
Margin %	9%	7%	5%	1%

Lifetouch(2):
Net revenue(3)	$261,911	$—	$261,911	$—
Cost of net revenue(4)	91,148	—	91,148	—
Technology and development	7,109	—	7,109	—
Sales and marketing	86,960	—	86,960	—
Credit card fees	1,165	—	1,165	—
Margin(1)	$75,529	$—	$75,529	$—
Margin %	29%	—%	29%	—%

Shutterfly Business Solutions:
Net revenue	$49,809	$29,942	$97,475	$61,269
Cost of net revenue	41,610	23,900	81,519	47,738
Technology and development	3,049	4,182	6,994	8,511
Sales and marketing	1,619	931	3,069	1,839
Margin(1)	$3,531	$929	$5,893	$3,181
Margin %	7%	3%	6%	5%

Consolidated Segments:
Net revenue(3)	$476,723	$209,032	$676,448	$401,004
Cost of net revenue(4)	218,823	115,949	343,576	229,641
Technology and development	39,988	37,219	76,062	80,477
Sales and marketing	118,535	37,337	150,710	73,983
Credit card fees	5,514	4,654	9,713	8,943
Margin(1)	$93,863	$13,873	$96,387	$7,960
Margin %	20%	7%	14%	2%

(1) The margins reported reflect only costs that are directly attributable or allocable to a specific segment and exclude corporate expenses, amortization of intangible assets, stock-based compensation expense and other one-time charges.

(2) The Company acquired Lifetouch on April 2, 2018.
(3) Yearbook sales and collections for the Lifetouch segment are made throughout the school year, whereas yearbooks are typically delivered toward the end of the school year in the second quarter of the fiscal year. Business combination accounting principles require the Company to record the assumed deferred revenue at fair value on the acquisition date measured based on the cost to manufacture and deliver the yearbooks, plus a profit margin. Segment reporting includes this purchase accounting adjustment which primarily relates to yearbook sales in net revenue for the Lifetouch segment.

(4) Business combination accounting principles require the Company to measure acquired inventory at fair value. The fair value of inventory reflects Lifetouch's cost of manufacturing plus a portion of the expected profit margin. Segment reporting excludes this purchase accounting adjustment from cost of net revenue for the Lifetouch segment.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles operating segment margin to total operating income (loss) and loss before income taxes, operating segment net revenue to total net revenue, and operating segment cost of net revenue to total cost of net revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total margin for operating segments	$93,863	$13,873	$96,387	$7,960
Purchase accounting deferred revenue adjustment (1)	(33,351)	—	(33,351)	—
Purchase accounting inventory adjustment (2)	(10,931)	—	(10,931)	—
Corporate expenses (3)	(37,012)	(18,613)	(55,036)	(36,825)
Amortization of intangible assets	(12,831)	(3,860)	(15,164)	(8,200)
Stock-based compensation expense for operating segments	(11,697)	(10,469)	(23,389)	(22,788)
Restructuring	(2,952)	(4,673)	(2,952)	(13,649)
Acquisition-related costs	(8,000)	—	(12,585)	—
Capital lease termination	—	(8,098)	—	(8,098)
Loss from operations	$(22,911)	$(31,840)	$(57,021)	$(81,600)

Loss from operations	$(22,911)	$(31,840)	$(57,021)	$(81,600)
Interest expense	(17,769)	(5,955)	(27,402)	(11,919)
Interest and other income, net	1,561	244	3,310	433
Loss before income taxes	$(39,119)	$(37,551)	$(81,113)	$(93,086)

Total net revenue for all operating segments	$476,723	$209,032	$676,448	$401,004
Purchase accounting deferred revenue adjustment (1)	(33,351)	—	(33,351)	—
Total net revenue	$443,372	$209,032	$643,097	$401,004

Total cost of net revenue for all operating segments	$218,823	$115,949	$343,576	$229,641
Purchase accounting inventory adjustment (2)	10,931	—	10,931	—
Stock-based compensation expense for cost of net revenue	943	1,074	1,942	2,243
Amortization of intangible assets for cost of net revenue	2,531	1,182	2,826	2,440
Total cost of net revenue	$233,228	$118,205	$359,275	$234,324

(1) Yearbook sales and collections for the Lifetouch segment are made throughout the school year, whereas yearbooks are typically delivered toward the end of the school year in the second quarter of the fiscal year. Business combination accounting principles require the Company to record the assumed deferred revenue at fair value on the acquisition date measured based on the cost to manufacture and deliver the yearbooks, plus a profit margin. Segment reporting includes this purchase accounting adjustment which primarily relates to yearbook sales in net revenue for the Lifetouch segment.

(2) Business combination accounting principles require the Company to measure acquired inventory at fair value. The fair value of inventory reflects the acquired company’s cost of manufacturing plus a portion of the expected profit margin. Management reporting excludes this purchase accounting adjustment from cost of net revenue for the Lifetouch segment.

(3) Corporate expenses include activities that are not directly attributable or allocable to a specific segment. This category consists primarily of expenses related to certain functions performed at the corporate level such as non-manufacturing facilities, human resources, finance and accounting, legal, information technology, integration, etc.

Note 11 — Commitments and Contingencies

Leases Assumed from the Acquisition of Lifetouch

There have been no significant changes to the minimum lease payments schedule disclosed in the Company's Form 10-K for the year ended December 31, 2017. However, the Company assumed leases in connection with the acquisition of Lifetouch. As part

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of this acquisition, the Company assumed leases for office facilities, production and warehouse facilities, several photographic studios, and a portion of office equipment under operating agreements, which expire beginning in 2018 through 2030. Rent expense in connection with these assumed leases was $4.8 million for the three months ended June 30, 2018.

At June 30, 2018, the total future minimum payments under these assumed non-cancelable operating leases from the acquisition of Lifetouch are as follows (in thousands):

Year Ending December 31:
Remainder of 2018	$8,149
2019	13,432
2020	8,662
2021	4,998
2022	2,612
2023	1,265
Thereafter	1,462
Total minimum lease payments	$40,580

Total minimum lease payments for capital leases assumed as part of the acquisition of Lifetouch are not significant to the financial statements.

Purchase Obligations Assumed from the Acquisition of Lifetouch

There have been no significant changes to the non-cancelable purchase obligations disclosed in the Company's Form 10-K for the year ended December 31, 2017. However, the Company assumed certain non-cancelable purchase obligations in connection with the acquisition of Lifetouch primarily related to non-cancelable service agreements that expire through 2021.

At June 30, 2018, the assumed purchased obligations totaled $15.8 million. As of June 30, 2018, the total future minimum payments under these purchase obligations are as follows (in thousands):

Year Ending December 31:
Remainder of 2018	$6,874
2019	6,786
2020	2,057
2021	101
Total minimum purchase obligations	$15,818

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

Legal Matters

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in the Company's business or other developments rendering them, in the Company's judgment, no longer material to the Company's business, financial position or results of operations. No material legal proceeding was terminated during the second quarter of 2018.

The State of Delaware v. Shutterfly, Inc.

On May 1, 2014, the State of Delaware filed a complaint against Shutterfly for alleged violations of the Delaware False Claims and Reporting Act, 6 Del C. § 1203(b)(2). The complaint asserts that Shutterfly failed to report and remit to Delaware cash equal to the balances on unused gift cards under the Delaware Escheats Law, 12 Del. C. § 1101 et seq. The Company believes the suit is without merit. The Company has reached an agreement in principle to settle this matter. The settlement is in the process of being finalized, which the Company expects to happen during the third quarter of 2018. After the settlement is finalized, the case will be dismissed with prejudice.

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

Taylor v. Shutterfly, Inc.

On December 12, 2017, Megan Taylor filed a purported class action complaint on behalf of herself and other customers in the U.S. District Court for the Northern District of California. Taylor alleges that the Company misrepresents a deal it currently offers through Groupon because it does not allow purchasers of the Groupon offer to combine or “stack” it with other promotional codes offered by the Company. Taylor is seeking monetary damages and injunctive relief. The Company believes the suit is without merit and intends to vigorously defend against it.

Vigeant v Meek et al.

On March 1, 2018, a purported class action complaint was filed against several directors of Lifetouch, Inc. (which became a direct wholly-owned subsidiary of Shutterfly on April 2, 2018) and the trustee of the Lifetouch Employee Stock Ownership Plan (the “ESOP”) in the U.S. District Court for the District of Minnesota. On April 2, 2018, the complaint was amended to include the prior ESOP trustees and plan sponsor (Lifetouch) as additional named defendants. The complaint alleges violations of the Employee Retirement Income Security Act, including that the ESOP should not have been permitted to continue investing in Lifetouch stock during a period in which the Lifetouch stock price was declining. The plaintiffs seek recovery for damages arising from the alleged breaches of fiduciary duty. The Company believes this suit is without merit and intends to vigorously defend against it.

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

Note 12 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors (the "Board") conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of June 30, 2018, the Company's Board of Directors had approved increases to the program on the following dates:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	On February 6, 2014, the Board approved an increase of $100.0 million in addition to any amounts repurchased as of that date.

•	On February 9, 2015, the Board approved an increase of $300.0 million in addition to any amounts repurchased as of that date.

•	On April 21, 2016, the Board approved an increase of $100.0 million in addition to any amounts repurchased as of that date.

•	On April 18, 2017, the Board approved an increase of $140.0 million in addition to any amounts repurchased as of that date.
The Company suspended its share repurchase program as of December 31, 2017 and the Company has publicly committed to maintaining a BB rating profile, and repaying acquisition debt, accordingly.
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

Note 13 — Restructuring

iMemories Restructuring

The Company completed the acquisition of Lifetouch on April 2, 2018. At the time the Company purchased Lifetouch, it anticipated that it would exit the iMemories business, as Shutterfly Photos was a more complete and advanced solution. The Company decided to accelerate the process of exiting iMemories, which was completed in the second quarter of 2018 and was divested for a nominal amount. The exit resulted in restructuring charges of $3.0 million consisted of lease termination costs of $1.0 million, employee-related costs of $0.8 million and other costs of $1.2 million. Payments of $2.2 million in connection with these charges were made during the second quarter of 2018. The remaining $0.8 million relates to non-cash restructuring charges primarily related to write-off of certain assets. The Company does not expect to incur any further charges in connection with this divestiture.

Other Restructuring Activity

The restructuring liability in connection with restructuring plans from previous years was $2.0 million and $3.2 million as of June 30, 2018 and December 31, 2017, respectively. Activity for these plans during the six months ended June 30, 2018 related to cash payments.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Derivative Financial Instruments
In August 2017, the Company entered into certain interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. The Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with the Company’s Initial Term Loan drawn in October 2017 so that the interest payable on such portion of the Initial Term Loan become fixed at a rate of 4.27% (refer to Note 9 - Debt for further details regarding the term loan facility). The Swap Agreements have a maturity date of August 17, 2023 as compared to August 17, 2024 for the Initial Term Loan. Further, the Initial Term Loan has an interest-rate floor, whereas the Swap Agreements do not include a floor. All other critical terms of the Swap Agreements correspond to the Initial Term Loan, including interest-rate reset dates and underlying market indices. The Company fully drew the Initial Term Loan on October 18, 2017 which is also the effective date of the Swap Agreements. The Company has asserted that it is probable that it will have sufficient outstanding debt throughout the life of the Swap Agreements.
The Company has designated the aforementioned Swap Agreements as qualifying hedging instruments and is accounting for them as cash flow hedges pursuant to ASC 815 (as amended by ASU 2017-12).
The fair value of the Swap Agreements were $6.7 million and $3.0 million as of June 30, 2018 and December 31, 2017, respectively, and were classified as other assets in the balance sheet. The unrealized gains recognized in other comprehensive income (loss) were $1.0 million and $3.8 million for the three and six months ended June 30, 2018, respectively. The amounts reclassified from other comprehensive income (loss) to interest expense during the three and six months ended June 30, 2018 were insignificant. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is $0.9 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Initial Term Loan subject to the aforementioned interest-rate swap agreements was $1.6 million and $3.3 million for the three and six months ended June 30, 2018, respectively.
The Company does not use derivative financial instruments for trading purposes.

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

On April 2, 2018, we completed our acquisition of Lifetouch Inc. ("Lifetouch"), the leading professional photographer of children and families in the United States and Canada.

Our purpose is to help our consumers capture and share life’s joy by connecting people to what matters. We provide a full range of personalized products and services that make it easy, convenient and fun for individuals and families to create, share, organize, print, and preserve their memories in a creative and thoughtful manner.

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

Professional photographers at Lifetouch capture the classic images of school-age children under the Lifetouch brand. In addition, Prestige Portraits help high school and college seniors celebrate those graduation milestones. Lifetouch also provides schools with yearbooks and memory books and churches and other groups with pictorial directories and images for purchase. Over 400 retail studios operated by Lifetouch under the JCPenney Portrait brand also provide professional photographic services for infants, toddlers, families and business professionals throughout the United States.

In addition to these consumer brands, Shutterfly Business Solutions (SBS) provides personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers.

We generate most of our revenue by capturing, marketing and manufacturing a variety of products such as high-quality prints, cards and stationery, professionally-bound photo books and yearbooks, personalized gifts and home décor, and calendars. We manufacture many of these items in 11 production facilities located throughout the United States and one in Canada. By operating our own production facilities, we can produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. We also operate a network of partners and can seamlessly manage demand across it. Some of the products that are currently manufactured for us by third parties include calendars, mugs, ornaments, candles, pillows and blankets.

While Lifetouch is a leading school photographer in Canada, substantially all our revenue is generated from sales originating in the United States. Shutterfly and Lifetouch sales have historically been highly seasonal. For example, approximately 50% of our Shutterfly brand net revenue occur during our fiscal fourth quarter. In the fourth quarter, the traditional fall school and holiday portraits generate approximately 35% of Lifetouch’s annual revenue. We also see an increase in Lifetouch net revenue during the second quarter in connection with the spring portrait season and yearbooks. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Our customers are a central part of our business model. They generate most of the content for our Shutterfly consumer business by uploading their photos and storing their memories. In addition, they share their photos electronically with their friends and families, extending and endorsing our brand and creating a sense of community. Finally, by giving our branded products to colleagues, friends and loved ones throughout the year, customers reinforce our brands. Through these various activities, our customers create a network of new users and customers.

Our Lifetouch business is based on securing opportunities at schools, preschools, retailers and other organizations to capture unique images of infants, toddlers, children, teenagers, high school and college seniors, adults and families. Through Lifetouch’s arrangements with these “hosts,” Lifetouch not only creates more than 25 million unique and personal images each year but serves over 10 million households. Through our acquisition of Lifetouch, we gain access to these Lifetouch customers for our Shutterfly consumer business. Lifetouch’s customers will benefit from Shutterfly’s leading cloud-photo management service, product creation capabilities, mobile apps, and broad product range. Lifetouch will be able to offer Shutterfly’s broader product range to its customers, as well as to accelerate the development of Lifetouch’s online order-taking platform. We also expect to realize supply chain, manufacturing, and fulfillment synergies over time.

In addition to the customer acquisition opportunities made possible through our acquisition of Lifetouch, we will continue to acquire customers through multiple marketing channels. Close, frequent customer interactions, coupled with significant investments in sophisticated integrated marketing programs, enable us to obtain user input on new features, functionalities and products. We continue to fine-tune and tailor our promotions and website presentation to specific customer segments. Consequently, our Shutterfly customers are presented with a highly personalized shopping experience, which helps foster a unique and deep relationship with our Shutterfly consumer business.

To successfully execute our strategies, we require a talented leadership team. This is even more critical as we integrate our acquisition of Lifetouch. As a result, we intend to continue our focus to attract, retain, and grow our team; and to build continuity and pursue executional excellence in our daily operations everywhere. Lifetouch is also highly dependent on its field sales and photo operations teams, which have a core year-round employee base, supplemented by a large number of seasonal employees. By providing our employees with a great place to work, we believe that we continue to strengthen our high-performance culture.

Basis of Presentation

Net Revenue.      Our net revenue is comprised of sales generated from the Shutterfly Consumer, Lifetouch and SBS segments.

Shutterfly Consumer. Our Shutterfly Consumer revenue includes sales from all our brands and are derived from the sale of a variety of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, and the related shipping revenue as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our websites is also included in Shutterfly Consumer revenue.

Lifetouch. Our Lifetouch revenue is primarily from professional photography services provided at schools, preschools and churches, as well as retail studios operated by Lifetouch under the JCPenney Portrait brand.

SBS.     Our SBS revenue is primarily from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers. We continue to focus our efforts in expanding our presence in this industry.

Our Shutterfly Consumer segment is subject to seasonal fluctuations. In particular, we generate a substantial portion of our Shutterfly Consumer segment revenue during the holiday season in the fourth quarter. We also typically experience increases in Shutterfly Consumer segment net revenue during other shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day and Halloween. We generally experience lower Shutterfly Consumer segment net revenue during the first, second and third calendar quarters and have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, Shutterfly Consumer segment order backlog is not material to our business.

To further understand net revenue trends in our Shutterfly Consumer segment, we monitor several key metrics including, total customers, total number of orders, and average order value.

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

Total Number of Orders.     We closely monitor total number of orders as a leading indicator of net revenue trends. We recognize net revenue associated with an order when the products have been shipped and all other revenue recognition criteria have been met. Orders are typically processed and shipped in approximately three business days after a customer places an order.

Average Order Value.     Average order value ("AOV") is Shutterfly Consumer net revenue for a given period divided by the total number of customer orders recorded during that same period. AOV is impacted by product sales mix and pricing and promotional strategies, including our promotions and competitor promotional activity. As a result, our AOV may fluctuate on a quarterly and annual basis.

Our Lifetouch segment is also subject to seasonal fluctuations. In particular, we generate a substantial portion of our Lifetouch segment revenue in the fourth quarter during the traditional fall school and holiday portraits season. The Lifetouch segment also typically experiences increases in net revenue during the second quarter due to the spring portrait school and yearbook season.

Our SBS segment revenue is generated from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers.

We believe the analysis of these metrics and others described under "Non-GAAP Financial Measures" provides us with important information on our overall net revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of our net revenue and operating results.

Cost of Net Revenue.   Our cost of net revenue is split between our Shutterfly Consumer, Lifetouch and SBS segments.

Shutterfly Consumer.    Cost of net revenue for the Shutterfly Consumer segment consists of costs incurred to produce personalized products for all our brands. These costs include direct materials (the majority of which consists of paper, ink, and photo book covers), shipping charges, packing supplies, distribution and fulfillment activities, third-party costs for photo-based merchandise, payroll and related expenses for direct labor and customer service, rent for production facilities, and depreciation of production equipment (primarily digital printing presses and binders) and manufacturing facilities. Cost of net revenue also includes amortization of capitalized website and software development costs, primarily related to adding features and functionality to the Shutterfly website and apps to facilitate product purchases and improve the customer shopping experience. These costs include amortization of third-party software and acquired developed technology as well as patent royalties. Cost of net revenue also includes inventory markdowns that are part of restructuring activities.

Lifetouch. Cost of net revenue for the Lifetouch segment consists of costs incurred to capture and produce photography products. These costs include direct materials (the majority of which consists of paper, ink, and yearbook covers), shipping charges, packing supplies, distribution and fulfillment activities, payroll and related expenses for direct labor (including photographers) and customer service, and depreciation of production and photography equipment and manufacturing facilities. Cost of net revenue also includes amortization of capitalized website and software development costs, primarily related to adding features and functionality to the Lifetouch website to facilitate product purchases and improve the customer shopping experience. These costs include amortization of third-party software and acquired developed technology.

SBS.        Cost of net revenue for the SBS segment consists of costs which are direct and incremental to the SBS business. These include production costs of SBS products, such as materials, labor and printing costs, shipping costs, indirect overhead and depreciation as well as costs associated with third-party production of goods.

Operating Expenses.  Operating expenses consist of technology and development, sales and marketing, general and administrative and restructuring expenses.

Technology and development expense consists primarily of salaries and benefits for employees and professional fees for contractors engaged in the maintenance and support of our websites, developing features and functionality for our free photo storage service, and developing and maintaining internal infrastructure such as our ERP, internal reporting tools and network security and data encryption systems. These expenses include depreciation of computer and network hardware used to run our websites, store user photos and related data, and support our infrastructure, as well as amortization of software used to operate such hardware. Technology and development expense also includes co-location, power and bandwidth costs.

Sales and marketing expense consists of costs incurred for marketing programs, and personnel and related expenses for our customer acquisition, product marketing, business development, and public relations activities. As it relates to the Lifetouch segment, sales and marketing expenses also consist of cost incurred to acquire host accounts (e.g., schools or churches) as well as the costs for marketing programs directed at the end-consumer. These costs include labor costs for sales professionals and account managers that maintain the relationships with the hosts as well as the personnel and related expenses for product marketing activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, flyers distributed by our hosts, social media and online display advertising, radio advertising, television advertising, the purchase of keyword search terms and various strategic alliances. We utilize these efforts to attract customers to our service.

General and administrative expense includes general corporate costs, including rent for our corporate offices, insurance, depreciation on information technology equipment, and legal and accounting fees. Transaction costs are also included in general and administrative expense. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense and have historically fluctuated based on revenue during the period. All the payments we have received from our intellectual property license agreements have been included as an offset to general and administrative expense.

Interest Expense.   Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs and our 0.25% coupon payment up until its settlement in May 2018, interest on our term loans issued in October 2017 and April 2018, costs associated with our syndicated credit facilities, and costs associated with our capital leases and build-to-suit lease financing obligations.

Interest and Other Income, Net.   Interest and other income, net primarily consists of the interest earned on our cash and investment accounts and realized gains and losses on the sale of our investments.

Income Taxes.   We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. We are subject to taxation in the United States, Canada and Israel.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition Policy

We derive our revenue primarily from Shutterfly Consumer, Lifetouch and SBS product sales, net of applicable sales tax and allowances for returns. Revenue is recognized when control of the promised products or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Shipping charged to our customers is recognized upon shipment and the related shipping costs are recognized as cost of net revenue.

Shutterfly Consumer and Lifetouch. The Shutterfly Consumer revenue is primarily derived from the sale of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, etc. Customers place Shutterfly Consumer product orders through the Shutterfly website or mobile apps and pay primarily using credit cards.

The Lifetouch revenue is primarily derived from the sale of photographic and publishing products. Customers place Lifetouch product orders through the Lifetouch website, via order forms or in person at the JCPenney photo studios and churches. Customers pay using credit cards, or fill out an order form and enclose exact payment.

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

For flash deal promotions through group buying websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. Revenue from sales of flash deal promotions is deferred until shipment of fulfilled orders or until unredeemed flash deal promotions are recognized as breakage revenue. We recognize the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer.

We periodically provide incentive offers to our new customers in exchange for setting up an account as well as our existing customers to encourage purchases. These incentive offers are readily available to all of our customers. Therefore, these do not represent a performance obligation as our customers are not required to enter into any enforceable commitment by receiving these incentive offers. The discounts are treated as a price reduction when accepted and used by customers. Production costs related to free products are included in cost of revenue upon redemption.

SBS. SBS revenue is derived from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers. The services that we promise to our SBS customers are typically composed of a series of services that are performed over time. We account for these series of services as one performance obligation which represents a series of distinct services that are substantially the same and have the same pattern of transfer.

We recognize revenue from the satisfaction of performance obligations when we invoice our customers (that is, when we have the contractual right to bill under the contract). We have the contractual right to consideration from our customers in an amount that corresponds directly with the value to the customer of the services we have performed to date. For contracts that do not contain a significant non-refundable up-front fee, we apply the “right to invoice” practical expedient as we have the right to consideration from our customers in an amount that corresponds directly with the value to the customer of the services we have performed to date. For contracts that contain a significant non-refundable up-front fee, we consider whether these fees are related to the transfer of a promised good or service to the customer, and therefore represent a performance obligation. When the up-front fees do not represent a distinct performance obligation, we recognize revenue ratably over the period for which there is a significant termination contractual penalty.

Incremental direct costs of obtaining a contract consist of Lifetouch and SBS sales commissions. We do not defer such incremental direct costs as the related performance obligations are satisfied within a short period of time and we elected to apply the practical expedient per ASC 340-40-25-4 related to expensing contract acquisition costs with the amortization period of less than one year. We do not provide any financing service to our customer as payment term.

Recent Accounting Pronouncements

Refer to Note 1 - The Company and Summary of Significant Accounting Policies of the financial statements for a discussion of the recent accounting pronouncements.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	100%	100%	100%	100%
Cost of net revenue	53%	57%	56%	58%
Restructuring	—%	—%	—%	—%
Gross profit	47%	43%	44%	42%
Operating expenses:
Technology and development	10%	19%	13%	21%
Sales and marketing	29%	20%	26%	21%
General and administrative	12%	13%	14%	14%
Capital lease termination	—%	4%	—%	2%
Restructuring	1%	2%	—%	3%
Total operating expenses	52%	58%	53%	61%
Loss from operations	(5)%	(15)%	(9)%	(19)%
Interest expense	(4)%	(3)%	(4)%	(3)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(9)%	(18)%	(12)%	(22)%
Benefit from income taxes	3%	7%	4%	9%
Net loss	(6)%	(11)%	(8)%	(13)%

Comparison of the Three Month Periods Ended June 30, 2018 and 2017

The following table presents the results of operations:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Consolidated:
Net revenue	$443,372	$209,032	$234,340	112%
Cost of net revenue	233,228	118,205	115,023	97%
Restructuring	—	196	(196)	(100)%
Gross profit	210,144	90,631	119,513	132%
Gross margin	47%	43%
Operating expenses:
Technology and development	44,420	39,398	5,022	13%
Sales and marketing	130,643	42,987	87,656	204%
General and administrative (1)	55,040	27,511	27,529	100%
Capital lease termination	—	8,098	(8,098)	(100)%
Restructuring	2,952	4,477	(1,525)	(34)%
Total operating expenses	233,055	122,471	110,584	90%
Loss from operations	(22,911)	(31,840)	8,929	(28)%
Interest expense	(17,769)	(5,955)	(11,814)	198%
Interest and other income, net	1,561	244	1,317	540%
Loss before income taxes	(39,119)	(37,551)	(1,568)	4%
Benefit from income taxes	12,607	14,713	(2,106)	(14)%
Net loss	$(26,512)	$(22,838)	$(3,674)	16%

(1) The general and administrative expenses of $55.0 million for the three months ended June 30, 2018 include $8.0 million in acquisition-related charges related to the acquisition of Lifetouch.

Net revenue
Net revenue increased $234.3 million, or 112%, for the three months ended June 30, 2018 as compared to the same period in 2017. The acquisition of Lifetouch contributed to $228.6 million of the revenue growth for three months ended June 30, 2018. The remaining revenue growth was attributable to an increase in revenue from the SBS segment of $19.9 million offset by revenue declines in the Shutterfly Consumer segment of $14.1 million resulting from anticipated declines in the non-Shutterfly brands due to the platform consolidation and the brand shutdowns over the course of the past year.

Cost of net revenue
Cost of net revenue increased $115.0 million, or 97%, for the three months ended June 30, 2018 as compared to the same period in 2017.
Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:

•	The Lifetouch segment contributed to $102.1 million to the increase in cost of net revenue as we acquired Lifetouch during the second quarter of 2018;

•	Cost of net revenue for our SBS segment increased $17.7 million, primarily driven by the related increase in revenue; and

•	Cost of net revenue for our Shutterfly Consumer segment decreased $6.0 million.

Amortization of intangible assets expense for cost of net revenue increased $1.3 million and stock-based compensation expense decreased $0.1 million. The increase in amortization of intangible assets expense is due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch of $2.2 million offset by certain of our intangible assets that became fully amortized.
Gross margin increased to 47% in the three months ended June 30, 2018 from 43% in the same period in 2017, primarily driven by the acquisition of Lifetouch offset by declines in the gross margin for the SBS segment.
The decrease in the SBS segment gross margin is due to a deal we signed with an existing technology client in the third quarter of 2017, which has lower gross margins during the initial ramp up period. While in the early phases of this deal are lower gross margins than we typically deliver, we are on track to improve gross margins in the second half of 2018.

Technology and development
Our technology and development expense increased $5.0 million, or 13%, for the three months ended June 30, 2018, compared to the same period in 2017. As a percentage of net revenue, technology and development decreased to 10% in the three months ended June 30, 2018 from 19% in the three months ended June 30, 2017. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:
•The Lifetouch segment contributed to $7.1 million of the increase in technology and development expenses;
•Technology and development expenses for the Shutterfly Consumer segment decreased $3.2 million; and
•Technology and development expenses for the SBS segment decreased $1.1 million.
Due to the acquisition of Lifetouch, amortization of intangible assets expense for technology and development increased $1.2 million. Stock-based compensation expense increased $0.4 million and we also recorded $0.7 million in integration costs in technology and development expense.

Sales and marketing
Our sales and marketing expense increased $87.7 million, or 204%, for the three months ended June 30, 2018, compared to the same period in 2017. As a percentage of net revenue, sales and marketing increased to 29% in the three months ended June 30, 2018 from 20% in the three months ended June 30, 2017. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in sales and marketing as follows:
•The Lifetouch segment contributed to $87.0 million of the increase in sales and marketing expenses;
•Sales and marketing expenses for the Shutterfly Consumer segment decreased $6.4 million; and
•Sales and marketing expenses for the SBS segment increased $0.7 million.
Amortization of intangible assets expense for sales and marketing increased $6.5 million due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch offset by certain of our intangible assets that became fully amortized.

General and administrative
Our general and administrative expense increased $27.5 million, or 100%, for the three months ended June 30, 2018, compared to the same period in 2017. As a percentage of net revenue, general and administrative expense decreased to 12% in the three months ended June 30, 2018 from 13% in the three months ended June 30, 2017. The acquisition of Lifetouch contributed to $18.6 million of the increase in general and administrative expenses. Further, during the three months ended June 30, 2017, we recorded $8.0 million in acquisition-related charges in connection with the acquisition of Lifetouch and there was also an increase in stock-based compensation expense of $1.0 million.

Capital lease termination
In the three months ended June 30, 2017, there was $8.1 million capital lease termination charges within operating expenses. These charges related to leased equipment from an existing vendor which we purchased and subsequently resold to HP during the second quarter of fiscal 2017.

Restructuring

In the three months ended June 30, 2018, there were $3.0 million of restructuring charges within operating expenses in connection with the exit of Lifetouch's iMemories business which was completed during the second quarter of 2018. These restructuring charges primarily consist of $1.0 million in lease termination costs, $0.8 million in employee-related costs and $1.2 million in other costs.

In the three months ended June 30, 2017, there were $4.5 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $2.8 million in depreciation expense of property and equipment and $1.4 million in severance, retention and other employee costs.

Actions pursuant to restructuring plans are complete as of June 30, 2017.

Interest expense
Interest expense was $17.8 million for the three months ended June 30, 2018 compared to $6.0 million during the same period in 2017. This increase is primarily driven by interest expense for the initial term loan drawn in October 2017 and the incremental term loan drawn in April 2018 to finance the acquisition of Lifetouch.

Interest and other income, net

Interest and other income, net was $1.6 million for the three months ended June 30, 2018 compared to $0.2 million during the same period in 2017. This increase is due to higher interest income resulting from higher cash equivalents and investment balances and higher interest rates.

Benefit from Income Taxes
We recorded an income tax benefit of $12.6 million and $14.7 million for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 32% for the three months ended June 30, 2018, compared to 39% for the six months ended June 30, 2017. This decrease was due to the new baseline effective tax rate primarily attributable to tax reform resulting from the Tax Cuts and Jobs Act partially offset by incremental tax deductions from stock-based compensation expense.

Segment Information

We report our financial performance based on the following reportable segments: Shutterfly Consumer, Lifetouch and SBS. The segment amounts included in the Management's Discussion and Analysis of Financial Condition and Results of Operations are presented on a basis consistent with our internal management reporting.

Additional information on our reportable segments is contained in Note 10 - Segment Reporting of the Notes to the Financial Statements (Part 1, Item 1 of this Form 10-Q).

Shutterfly Consumer Segment

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer segment:
Net revenue	$165,003	$179,090	$(14,087)	(8)%
Cost of net revenue(1)	86,065	92,049	(5,984)	(7)%
Technology and development(1)	29,830	33,037	(3,207)	(10)%
Sales and marketing(1)	29,956	36,406	(6,450)	(18)%
Credit card fees	4,349	4,654	(305)	(7)%
Margin	$14,803	$12,944	$1,859	14%
Margin %	9%	7%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

	Three Months Ended June 30,
	2018	2017	Change	% Change
	(dollars in thousands, except AOV amounts)
Key Shutterfly Consumer Metrics
Total Customers	3,140	3,350	(210)	(6)%
Total Number of Orders	4,789	5,468	(679)	(12)%
Average order value (AOV)	$34.46	$32.75	$1.71	5%

Shutterfly Consumer segment net revenue decreased $14.1 million, or 8%, in the three months ended June 30, 2018 compared to the same period in 2017. The overall Shutterfly Consumer segment revenue decline was driven by a continuing mix shift away from free promotions, where customers receive the product for free but pay for shipping and handling, and towards paid purchases, as well as the loss of revenue from the three websites we shuttered in 2017: Tiny Prints, Wedding Paper Divas, and MyPublisher.

Total Shutterfly Consumer segment customers decreased 6% and total number of orders decreased 12%, while AOV increased 5% for the three months ended June 30, 2018 compared to the same period in 2017. Customers and orders decreased and AOV increased primarily due to platform consolidation from migrating shuttered websites to the Shutterfly website and the mix shift away from free promotions.

The trend away from free promotions accelerated more than expected in the three months ended June 30, 2018, both because of the actions we took to reduce the free promotions mix, but also because we are seeing customers responding less to free promotions. As a result, Shutterfly.com revenue from free products (revenue recognized for shipping and handling) in the second quarter of 2018 declined 11% year-over-year, while revenue from paid products increased 17% (these figures are for Shutterfly.com as a whole, and include the Tiny Prints Boutique and incremental revenue from shuttered websites). We regard this as a positive shift in that it reduces our reliance on our most aggressive promotions, improves the quality of our revenue, and protects our premium brand position; however, it does have a near-term impact on revenue growth in the second quarter of 2018 and we expect this impact again in the third quarter of 2018 and to a smaller extent in the fourth quarter of 2018 given the nature of our business.

Shutterfly Consumer segment cost of net revenue decreased $6.0 million, or 7%, for the three months ended June 30, 2018 compared to the same period in 2017 due to corresponding decrease in net revenue. Shutterfly Consumer gross margin was 48% for the three months ended June 30, 2018 compared to 49% for the same period in 2017. The decrease in gross margin was due to an increase in cost of net revenue from amortization of capitalized software development costs related to our strategic initiatives, offset by our higher AOV and the mix shift away from free promotions.

Shutterfly Consumer segment technology and development expense decreased $3.2 million, or 10%, for the three months ended June 30, 2018 compared to the same period in 2017. The overall decrease is primarily due to a decrease of $1.2 million in salaries and benefits relating to decreased headcount resulting from the Shutterfly consumer platform consolidation, a decrease of $1.4 million due to lower depreciation and a decrease of $0.7 million in facilities costs. In the three months ended June 30,

2018, we capitalized $7.9 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $7.5 million capitalized in the three months ended June 30, 2017, which included $0.5 million of stock-based compensation expense.

Shutterfly Consumer segment sales and marketing expense decreased $6.5 million, or 18%, in the three months ended June 30, 2018 compared to the same period in 2017. The decrease in the Shutterfly Consumer sales and marketing expense was due to a decrease of $4.3 million in marketing campaigns largely driven by more efficient external marketing spend as we migrated our smaller brands to the Shutterfly brand and platform as part of the Shutterfly consumer platform consolidation during 2017. There was also a decrease of $1.9 million in salaries and benefits because of lower headcount.

Shutterfly Consumer segment margin for the three months ended June 30, 2018 was $14.8 million, a $1.9 million, or 14% improvement, compared to the same period in 2017, driven by organic growth in the Shutterfly brand as well as lower expenses resulting from the Shutterfly consumer platform consolidation in 2017.

Lifetouch Segment

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Lifetouch segment:
Net revenue(1)	$261,911	$—	$261,911	100%
Cost of net revenue(2)(3)	91,148	—	91,148	100%
Technology and development(3)	7,109	—	7,109	100%
Sales and marketing(3)	86,960	—	86,960	100%
Credit card fees	1,165	—	1,165	100%
Margin	$75,529	$—	$75,529	100%
Margin %	29%	—%

(1) Yearbook sales and collections for the Lifetouch segment are made throughout the school year, whereas yearbooks are typically delivered toward the end of the school year in the second quarter of the fiscal year. Business combination accounting principles require us to record the acquired deferred revenue at fair value on the acquisition date measured based on the cost to manufacture and deliver the yearbooks, plus a profit margin. Management reporting includes this purchase accounting adjustment which primarily relates to yearbook sales in net revenue for the Lifetouch segment.

(2) Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of inventory reflects the acquired company’s cost of manufacturing plus a portion of the expected profit margin. Management reporting excludes this purchase accounting adjustment from cost of net revenue for the Lifetouch segment.

(3) Excludes stock-based compensation expense and amortization of intangible assets.

We acquired Lifetouch on April 2, 2018. In the second quarter of 2018, Lifetouch has seasonality as the Schools business focuses on providing spring photography for grades K-8, as well as sports photography, yearbooks, and senior graduation photography. Strong performance in both the Schools and Pre-School businesses was driven by strong account retention and solid growth in new accounts. This growth was partially offset by the Church business, which continues to face headwinds from declining church membership.

The Lifetouch segment margin for the three months ended June 30, 2018 was $75.5 million. In the second quarter of 2018, Lifetouch profits were driven primarily by the Schools business as noted above.

Shutterfly Business Solutions (SBS) Segment

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
SBS segment:
Net revenue	$49,809	$29,942	$19,867	66%
Cost of net revenue(1)	41,610	23,900	17,710	74%
Technology and development(1)	3,049	4,182	(1,133)	(27)%
Sales and marketing(1)	1,619	931	688	74%
Margin	$3,531	$929	$2,602	280%
Margin %	7%	3%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

SBS segment net revenue increased $19.9 million, or 66%, in the three months ended June 30, 2018 compared to the same period in 2017. SBS segment revenue growth was driven a multi-year deal we signed in the third quarter of 2017 with an existing technology client, where volumes ramped more rapidly than planned in the second quarter of 2018, as well as other client wins.

SBS segment cost of net revenue increased $17.7 million, or 74%, for the three months ended June 30, 2018 compared to the same period in 2017 due to higher revenue. SBS gross margin was 16% for the three months ended June 30, 2018 compared to 20% for the same period in 2017. The gross margin decrease is due to the new deal signed in the third quarter of 2017, which has lower margins during the initial client's ramp period.

SBS segment technology and development expenses decreased $1.1 million, or 27%, in the three months ended June 30, 2018 compared to the same period in 2017. The overall decrease is primarily due to a decrease of 0.7 million for professional fees and $0.3 million in salaries and benefits. In the three months ended June 30, 2018, we capitalized $1.7 million in eligible salary and consultant costs, associated with software developed or obtained for internal use, compared to $2.3 million capitalized in the three months ended June 30, 2017.

SBS segment sales and marketing expense increased $0.7 million, or 74%, in the three months ended June 30, 2018 compared to the same period in 2017. The increase is primarily due to an increase of $0.6 million in salaries and benefits.

SBS segment margin in the three months ended June 30, 2018 was $3.5 million, a $2.6 million increase compared to the same period in 2017, driven by growth from the multi-year deal signed in the third quarter of 2017 as well as growth from other client wins.

Comparison of the Six Month Periods Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Consolidated:
Net revenue	$643,097	$401,004	$242,093	60%
Cost of net revenue	359,275	234,324	124,951	53%
Restructuring	—	1,436	(1,436)	(100)%
Gross profit	283,822	165,244	118,578	72%
Gross margin	44%	41%
Operating expenses:
Technology and development	82,924	85,353	(2,429)	(3)%
Sales and marketing	168,363	85,874	82,489	96%
General and administrative (1)	86,604	55,306	31,298	57%
Capital lease termination	—	8,098	(8,098)	(100)%
Restructuring	2,952	12,213	(9,261)	(76)%
Total operating expenses	340,843	246,844	93,999	38%
Loss from operations	(57,021)	(81,600)	24,579	(30)%
Interest expense	(27,402)	(11,919)	(15,483)	130%
Interest and other income, net	3,310	433	2,877	664%
Loss before income taxes	(81,113)	(93,086)	11,973	(13)%
Benefit from income taxes	27,436	37,054	(9,618)	(26)%
Net loss	$(53,677)	$(56,032)	$2,355	(4)%

(1) The general and administrative expenses of $86.6 million for the six months ended June 30, 2018 include $12.6 million in acquisition-related charges related to the acquisition of Lifetouch.

Net revenue:

Net revenue increased $242.1 million, or 60%, for the six months ended June 30, 2018 as compared to the same period in 2017. The acquisition of Lifetouch contributed $228.6 million of the revenue growth for six months ended June 30, 2018. The remaining revenue growth was attributable to an increase in revenue from the SBS segment of $36.2 million offset by revenue declines in the Shutterfly Consumer segment of $22.7 million resulting from anticipated declines in the non-Shutterfly brands due to the platform consolidation and the brand shutdowns over the course of the past year.

Cost of net revenue:

Cost of net revenues increased $125.0 million, or 53%, for the six months ended June 30, 2018 as compared to the same period in 2017.

Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:

•	The Lifetouch segment contributed to $102.1 million to the increase in cost of net revenue as we acquired Lifetouch during the second quarter of 2018;

•	Cost of net revenue for our SBS segment increased $33.8 million primarily driven by the related increase in revenue; and

•	Cost of net revenue for our Shutterfly Consumer segment decreased $11.0 million.

Amortization of intangible assets expense for cost of net revenue increased $0.4 million and stock-based compensation expense decreased $0.3 million. The increase in amortization of intangible assets expense is due amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch of $2.2 million offset by certain of our intangible assets that became fully amortized.

Gross margin increased to 44% in the six months ended June 30, 2018 from 41% in the same period in 2017 primarily related to the acquisition of Lifetouch offset by declines in the gross margins for SBS.

The decrease in the SBS segment gross margin is due to a deal we signed with an existing technology client in the third quarter of 2017, which has lower margins during the initial ramp up period.

In the six months ended June 30, 2018, no restructuring charges were recognized.

Technology and development
Our technology and development expense decreased $2.4 million, or 3%, for the six months ended June 30, 2018, compared to the same period in 2017. As a percentage of net revenue, technology and development decreased to 13% in the six months ended June 30, 2018 from 21% in the six months ended June 30, 2017. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:
•The Lifetouch segment contributed to $7.1 million of the increase in technology and development expenses;
•Technology and development expenses for the Shutterfly Consumer segment decreased $10.0 million; and
•Technology and development expenses for the SBS segment decreased $1.5 million.
Due to the acquisition of Lifetouch, amortization of intangible assets expense for technology and development increased $1.2 million. Stock-based compensation expense increased $0.1 million and we also recorded $0.7 million in integration costs in technology and development expense.

Sales and marketing
Our sales and marketing expense increased $82.5 million, or 96%, for the six months ended June 30, 2018, compared to the same period in 2017. As a percentage of net revenue, sales and marketing increased to 26% in the six months ended June 30, 2018 from 21% in the six months ended June 30, 2017. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in sales and marketing as follows:
•The Lifetouch segment contributed to $87.0 million of the increase in sales and marketing expenses;
•Sales and marketing expenses for the Shutterfly Consumer segment decreased $11.5 million; and
•Sales and marketing expenses for the SBS segment increased $1.2 million.
Amortization of intangible assets expense for sales and marketing increased $5.4 million due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch offset by certain of our intangible assets that became fully amortized. Stock-based compensation expense increased $0.3 million.

General and administrative
Our general and administrative expense increased $31.3 million, or 57%, for the six months ended June 30, 2018, compared to the same period in 2017. As a percentage of net revenue, general and administrative remained flat at 14% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The acquisition of Lifetouch contributed to $18.6 million of the increase in general and administrative expenses. Further, during the six months ended June 30, 2017, we recorded $12.6 million in acquisition-related charges in connection with the acquisition of Lifetouch and there was also an increase in stock-based compensation expense of $1.3 million.

Capital lease termination
In the six months ended June 30, 2017, there was $8.1 million capital lease termination charges within operating expenses. These charges related to leased equipment from an existing vendor which we purchased and subsequently resold to HP during the second quarter of fiscal 2017.

Restructuring expense

In the six months ended June 30, 2018, there were $3.0 million of restructuring charges within operating expenses in connection with the exit of Lifetouch's iMemories business which was completed during the second quarter of 2018. These restructuring charges primarily consist of $1.0 million in lease termination costs, $0.8 million in employee-related costs and $1.2 million in other costs.

In the six months ended June 30, 2017, there were $12.2 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $6.6 million in depreciation expense of disposed assets and $5.1 million in severance, retention and other employee costs.

Actions pursuant to restructuring plans are complete as of June 30, 2017.

Interest expense

Interest expense was $27.4 million for the six months ended June 30, 2018 compared to $11.9 million during the same period in 2017. This increase is primarily driven by interest expense for the initial term loan drawn in October 2017 and the incremental term loan drawn in April 2018 to finance the acquisition of Lifetouch.

Interest and other income, net

Interest and other income, net was $3.3 million for the six months ended June 30, 2018 compared to $0.4 million during the same period in 2017. This increase is due to higher interest income resulting from higher cash equivalents and investment balances and higher interest rates.

Benefit from Income Taxes

We recorded an income tax benefit of $27.4 million and $37.1 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 34% for the six months ended June 30, 2018, compared to 40% for the six months ended June 30, 2017. This decrease was due to the new baseline effective tax rate primarily attributable to tax reform resulting from the Tax Cuts and Jobs Act partially offset by incremental tax deductions from stock-based compensation expense.

Segment Information

We report our financial performance based on the following reportable segments: Shutterfly Consumer, Lifetouch and SBS. The segment amounts included in the Management's Discussion and Analysis of Financial Condition and Results of Operations are presented on a basis consistent with our internal management reporting.

Additional information on our reportable segments is contained in Note 10 - Segment Reporting of the Notes to the Financial Statements (Part 1, Item 1 of this Form 10-Q).

Shutterfly Consumer Segment

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer:
Net revenue	$317,062	$339,735	$(22,673)	(7)%
Cost of net revenue (1)	170,909	181,903	(10,994)	(6)%
Technology and development (1)	61,959	71,966	(10,007)	(14)%
Sales and Marketing (1)	60,681	72,144	(11,463)	(16)%
Credit card fees	8,548	8,943	(395)	(4)%
Margin	$14,965	$4,779	$10,186	213%
Margin %	5%	1%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

Shutterfly Consumer net revenue decreased $22.7 million, or 7%, in the six months ended June 30, 2018 compared to the same period in 2017. The overall Shutterfly Consumer segment revenue decline was driven by the loss of revenue from the three websites we shuttered in 2017: Tiny Prints, Wedding Paper Divas, and MyPublisher.

Shutterfly Consumer segment cost of net revenue decreased $11.0 million, or 6%, for the six months ended June 30, 2018 compared to the same period in 2017 due corresponding decrease in net revenue. Shutterfly Consumer gross margin remained flat at 46% for the six months ended June 30, 2018 and 2017. The impact to gross margin from the increase in cost of net revenue from technology expenses related to our strategic initiatives and the mix shift away from free promotions was offset by our higher AOV.

Shutterfly Consumer segment technology and development expense decreased $10.0 million, or 14%, for the six months ended June 30, 2018 compared to the same period in 2017. The overall decrease is primarily due to a decrease of $4.9 million in salaries and benefits relating to decreased headcount resulting from the Shutterfly consumer platform consolidation, a decrease of $2.9 million due to lower depreciation and a decrease of $1.3 million in facilities costs. In the six months ended June 30, 2018, we capitalized $15.2 million in eligible salary and consultant costs, including $0.6 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $12.7 million capitalized in the six months ended June 30, 2017, which included $0.7 million of stock-based compensation expense.

Shutterfly Consumer segment sales and marketing expense decreased $11.5 million, or 16%, in the six months ended June 30, 2018 compared to the same period in 2017. The decrease in the Shutterfly Consumer sales and marketing expense was due to a decrease of $7.8 million in marketing campaigns largely driven by more efficient external marketing spend as we migrated our smaller brands to the Shutterfly brand and platform as part of the Shutterfly consumer platform consolidation during 2017. There was also a decrease of $3.6 million in salaries and benefits because of lower headcount.

Shutterfly Consumer segment margin for the six months ended June 30, 2018 was $15.0 million, a $10.2 million or 213% improvement, compared to the same period in 2017, driven by lower expenses resulting from the Shutterfly consumer platform consolidation in 2017.

Lifetouch Segment

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Lifetouch segment:
Net revenue(1)	$261,911	$—	$261,911	100%
Cost of net revenue(2)(3)	91,148	—	91,148	100%
Technology and development(3)	7,109	—	7,109	100%
Sales and marketing(3)	86,960	—	86,960	100%
Credit card fees	1,165	—	1,165	100%
Margin	$75,529	$—	$75,529	100%
Margin %	29%	—%

(1) Yearbook sales and collections for the Lifetouch segment are made throughout the school year, whereas yearbooks are typically delivered toward the end of the school year in the second quarter of the fiscal year. Business combination accounting principles require us to record the acquired deferred revenue at fair value on the acquisition date measured based on the cost to manufacture and deliver the yearbooks, plus a profit margin. Management reporting includes this purchase accounting adjustment which primarily relates to yearbook sales in net revenue for the Lifetouch segment.

(2) Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of inventory reflects the acquired company’s cost of manufacturing plus a portion of the expected profit margin. Management reporting excludes this purchase accounting adjustment from cost of net revenue for the Lifetouch segment.

(3) Excludes stock-based compensation expense and amortization of intangible assets.

We acquired Lifetouch on April 2, 2018. In the second quarter of 2018, Lifetouch has seasonality as the Schools business focuses on providing spring photography for grades K-8, as well as sports photography, yearbooks, and senior graduation photography. Strong performance in both the Schools and Pre-School businesses was driven by strong account retention and solid growth in new accounts. This growth was partially offset by the Church business, which continues to face headwinds from declining church membership.

The Lifetouch segment margin for the six months ended June 30, 2018 was $75.5 million. In the second quarter of 2018, Lifetouch profits were driven primarily by the Schools business as noted above.

Shutterfly Business Solutions (SBS) Segment

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
SBS segment:
Net revenue	$97,475	61,269	$36,206	59%
Cost of net revenue(1)	81,519	47,738	33,781	71%
Technology and development(1)	6,994	8,511	(1,517)	(18)%
Sales and marketing(1)	3,069	1,839	1,230	67%
Margin	$5,893	$3,181	$2,712	85%
Margin %	6%	5%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

SBS segment net revenue increased $36.2 million, or 59%, in the six months ended June 30, 2018 compared to the same period in 2017. SBS segment revenue growth was driven by a multi-year deal we signed in the third quarter of 2017 with an existing technology client, where volumes ramped more rapidly than planned in the second quarter of 2018.

SBS segment cost of net revenue increased $33.8 million, or 71%, for the six months ended June 30, 2018 compared to the same period in 2017 due to higher revenue. SBS gross margin was 16% for the six months ended June 30, 2018 compared to 22% for the same period in 2017. The gross margin decrease is due to the new deal signed in the third quarter of 2017, which has lower margins during the client's initial ramp period.

SBS segment technology and development expenses decreased $1.5 million, or 18%, in the six months ended June 30, 2018 compared to the same period in 2017. The overall decrease is primarily due to a decrease of $1.3 million for professional fees. In the six months ended June 30, 2018, we capitalized $3.5 million in eligible salary and consultant costs, associated with software developed or obtained for internal use, compared to $4.2 million capitalized in the six months ended June 30, 2017.

SBS segment sales and marketing expense increased $1.2 million, or 67%, in the six months ended June 30, 2018 compared to the same period in 2017. The increase is primarily due to an increase of $1.1 million in salaries and benefits.

SBS segment margin in the six months ended June 30, 2018 was $5.9 million, a $2.7 million increase compared to the same period in 2017, driven by growth from the multi-year deal signed in the third quarter of 2017 as well as growth from other clients wins.

Liquidity and Capital Resources

At June 30, 2018, we had $146.7 million of cash and cash equivalents (including money market funds) and $78.9 million of investments, primarily corporate debt, U.S. government and agency securities. In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018 (the "Senior Notes") which were due and paid in May 2018. In August 2017, we entered into a syndicated credit facility (the "Credit Agreement") which provides for (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million expiring in August 2022 (the "Revolving Loan Facility") and (b) a seven-year secured delayed draw term loan facility in an initial aggregate principal amount of up to $300.0 million (the "Initial Term Loan"). The Credit Agreement permits us to add one or more incremental term loan facilities and/or increase the commitments for revolving loans subject to certain conditions.

In October 2017, we fully drew the $300.0 million Initial Term Loan under the Credit Agreement and used the proceeds to repay the Senior Notes due in May 2018. On April 2, 2018, we entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million (the "Incremental Term Loan") to finance the acquisition of Lifetouch. The Initial Term Loan and the Incremental Term Loan have a maturity date of August 2024. The Revolving Loan Facility remains undrawn and available to us as of June 30, 2018.

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

Below is our cash flow activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(17,692)	$(8,176)
Capitalization of software and website development costs	(21,392)	(17,058)
Cash flows used in operating activities	(136,055)	(58,714)
Cash flows used in investing activities	(718,092)	(34,328)
Cash flows provided by (used in) financing activities	511,225	(70,101)

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, and quarterly payments for the Initial Term Loan and Incremental Term Loan for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

Operating Activities. For the six months ended June 30, 2018, net cash used in operating activities was $136.1 million, primarily due to our net loss of $53.7 million and the net change in operating assets and liabilities of $196.3 million. Net cash used in operating activities was adjusted for non-cash items including $50.1 million of depreciation and amortization expense, $23.4 million of stock-based compensation expense, $17.6 million benefit from deferred income taxes, $15.2 million of amortization of intangible assets, and $7.0 million for amortization of debt discount and issuance costs.

For the six months ended June 30, 2017, net cash used in operating activities was $58.7 million, primarily due to our net loss of $56.0 million and the net change in operating assets and liabilities of $89.6 million. Net cash used in operating activities was adjusted for non-cash items including $45.1 million of depreciation and amortization expense, $22.0 million of stock-based compensation expense, $10.8 million of non-cash restructuring, $8.2 million of amortization of intangible assets, $7.5 million for amortization of debt discount and issuance costs, and $7.1 million provision from deferred income taxes.

Investing Activities. For the six months ended June 30, 2018, net cash used in investing activities was $718.1 million, primarily due to $890.1 million for cash used for acquisitions, net of cash acquired, $17.7 million cash used for capital expenditures, $21.4 million for capitalized software and website development, and $9.5 million to purchase investments. This was offset by proceeds from the maturities of investments of $174.3 million, proceeds from the sales of investments of $45.1 million, and proceeds from sale of property and equipment of $1.1 million.

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

Financing Activities. For the six months ended June 30, 2018, net cash provided by financing activities was $511.2 million, related to proceeds from borrowings, net of issuance costs of $806.7 million and the proceeds from the issuance of common stock from the exercise of stock options of $16.6 million. This was offset by $302.6 million of cash used for principal payments of our borrowings (primarily the repayment of $300.0 million in connection with the maturity of our Senior Notes) and $9.4 million cash used for payments of capital leases and financing obligations.

For the six months ended June 30, 2017, net cash from in financing activities was $70.1 million. We used $50.0 million to repurchase shares of our common stock. We also used $20.6 million for payments of capital leases and financing obligations, which includes $12.2 million of payments made in connection with certain capital leases that were terminated as part of the upgrade of our color printer fleet during the second quarter of 2017. This was offset by $0.5 million of proceeds from the issuance of common stock from the exercise of stock options.

Contractual Obligations Assumed from the Acquisition of Lifetouch

There have been no significant changes to the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2017. However, we assumed leases in connection with the acquisition of Lifetouch. As part of this acquisition, we assumed operating lease obligations and certain purchase obligations as follows (in thousands):

	Total	Remainder of fiscal year 2018	1-3 Years	3-5 Years	Thereafter
Contractual Obligations
Operating lease obligations(1)	$40,580	$8,149	$27,092	$3,877	$1,462
Purchase obligations(2)	$15,818	$6,874	$8,944	$—	$—
Principal and interest payments of borrowings	$8,804	$1,429	$6,635	$740	$—

(1) Includes leases in connection with the acquisition of Lifetouch. As part of this acquisition, we assumed leases for office facilities, production and warehouse facilities, several photographic studios, and a portion of office equipment under operating agreements, which expire beginning in 2018 and through 2030.

(2) Includes non-cancelable service agreements that expire through 2021.

Total minimum lease payments for capital leases assumed as part of the acquisition of Lifetouch are not significant to the financial statements.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor three financial measures, Non-GAAP net income (loss), Non-GAAP net income (loss) per share and adjusted EBITDA which meet the definition of Non-GAAP financial measures. We define Non-GAAP net income (loss) and Non-GAAP net income (loss) per share as net income (loss) and net income (loss) per share excluding restructuring and acquisition-related charges, respectively. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring, acquisition-related charges, capital lease termination charges and purchase accounting adjustments. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows. Refer below for a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share and adjusted EBITDA to the most comparable GAAP measure.

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

The table below shows the trend of Non-GAAP net income (loss), Non-GAAP net income (loss) per share and Non-GAAP adjusted EBITDA as a percentage of net revenue for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$443,372	$209,032	$643,097	$401,004

GAAP net loss	$(26,512)	$(22,838)	$(53,677)	$(56,032)
GAAP net loss % of net revenue	(6)%	(11)%	(8)%	(14)%
GAAP net loss per share	$(0.80)	$(0.68)	$(1.63)	$(1.67)

Non-GAAP net income (loss)	$13,551	$(14,896)	$(10,214)	$(43,062)
Non-GAAP net income (loss) % of net revenue	3%	(7)%	(2)%	(11)%
Non-GAAP net income (loss) per share	$0.38	$(0.44)	$(0.31)	$(1.28)

Non-GAAP adjusted EBITDA	$84,397	$17,357	$91,462	$15,442
Non-GAAP adjusted EBITDA % of net revenue	19%	8%	14%	4%

For the three months ended June 30, 2018 and 2017, our Non-GAAP net income (loss) was $13.6 million and $(14.9) million, respectively. In addition, during the three months ended June 30, 2018 and 2017, Non-GAAP net income (loss) per share was $0.38 and $(0.44), respectively.

For the three months ended June 30, 2018 and 2017, our Non-GAAP adjusted EBITDA was $84.4 million and $17.4 million, respectively.

For the six months ended June 30, 2018 and 2017, our Non-GAAP net loss was $10.2 million and $43.1 million, respectively. In addition, during the six months ended June 30, 2018 and 2017, Non-GAAP net loss per share was $0.31 and $1.28, respectively.

For the six months ended June 30, 2018 and 2017, our Non-GAAP adjusted EBITDA was $91.5 million and was $15.4 million, respectively.

The following is a reconciliation of Non-GAAP net income (loss), Non-GAAP net income (loss) per share and Non-GAAP adjusted EBITDA to the most comparable GAAP measure, for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

Reconciliation of Net Loss to Non-GAAP Net Loss and Non-GAAP Net Income (Loss) per Share
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
GAAP net loss	$(26,512)	$(22,838)	$(53,677)	$(56,032)
Capital lease termination	—	8,098	—	8,098
Restructuring	2,952	4,673	2,952	13,649
Acquisition-related costs	8,000	—	12,585	—
Purchase accounting adjustments	44,282	—	44,282	—
Tax benefit impact	(15,171)	(4,829)	(16,356)	(8,777)
Non-GAAP net income (loss)	$13,551	$(14,896)	$(10,214)	$(43,062)

GAAP diluted shares outstanding	33,234	33,579	32,970	33,646
Non-GAAP diluted shares outstanding	35,775	33,579	32,970	33,646

GAAP net loss per share	$(0.80)	$(0.68)	$(1.63)	$(1.67)
Non-GAAP net income (loss) per share	$0.38	$(0.44)	$(0.31)	$(1.28)

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(26,512)	$(22,838)	$(53,677)	$(56,032)
Add back:
Interest expense	17,769	5,955	27,402	11,919
Interest and other income, net	(1,561)	(244)	(3,310)	(433)
Benefit from income taxes	(12,607)	(14,713)	(27,436)	(37,054)
Depreciation and amortization	40,377	25,957	65,275	53,321
Stock-based compensation expense	11,697	10,469	23,389	21,974
Acquisition-related costs	8,000	—	12,585	—
Restructuring	2,952	4,673	2,952	13,649
Capital lease termination	—	8,098	—	8,098
Purchase accounting adjustments	44,282	—	44,282	—
Non-GAAP Adjusted EBITDA	$84,397	$17,357	$91,462	$15,442

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$(11,723)	$13,672	$(136,055)	$(58,714)
Add back:
Interest expense	17,769	5,955	27,402	11,919
Interest and other income, net	(1,561)	(244)	(3,310)	(433)
Benefit from income taxes	(12,607)	(14,713)	(27,436)	(37,054)
Changes in operating assets and liabilities	53,888	(2,565)	196,272	89,629
Other adjustments	(15,851)	5,377	(24,461)	(888)
Acquisition-related costs	8,000	—	12,585	—
Cash restructuring	2,200	1,777	2,200	2,885
Capital lease termination	—	8,098	—	8,098
Purchase accounting adjustments	44,282	—	44,282	—
Non-GAAP Adjusted EBITDA	$84,397	$17,357	$91,479	$15,442

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risk.     We have exposure to interest rate risk that relates primarily to our investment portfolio and our borrowings that bear variable interest rates under our syndicated credit facility. We maintain our portfolio of cash equivalents and investments in a variety of money market funds, corporate debt, U.S. government and agency securities. All of our cash equivalents are carried at market value. Our syndicated credit facility provides for (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million ("Revolving Loan Facility") and (b) a seven-year delayed draw secured term loan facility with an initial aggregate principal amount of up to $300.0 million ("Initial Term Loan") with the option for an amendment to enter into an incremental term loan facility ("Incremental Term Loan"). We may draw funds from our syndicated credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase.

As of June 30, 2018, we had not borrowed any funds under our Revolving Loan Facility. In October 2017, we fully drew $300.0 million under the Initial Term Loan with a maturity date of August 2024, of which $298.5 million remains outstanding as of June 30, 2018. Further, in April 2018, we entered into an amendment under our existing syndicated credit facility for an Incremental Term Loan in an aggregate principal amount of $825.0 million which has been drawn with a maturity date of August 2024.

In August 2017, in order to mitigate future interest-rate risk, we entered into interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. These Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with our Initial Term Loan so that the interest payable on such portion of the Initial Term Loan became fixed at a rate of 4.27% (refer to Note 8 and Note 13 of Notes to Consolidated Financial Statements for further details regarding the Initial Term Loan and the Swap Agreements). Changes in the overall level of interest rates affect the fair value of the Swap Agreements that we recognize in our consolidated balance sheet. As of June 30, 2018, if LIBOR-based interest rates would have been higher by 100 basis points, the aggregate fair value of the Swap Agreements would have increased by approximately $7.2 million.

If LIBOR-based interest rates increase by 100 basis points, annual interest expense would increase by approximately $9.8 million as it relates to our borrowings that bear variable interest rates (including the new Incremental Term Loan). Further, we do not believe that a 100 basis points change in interest rates would have a significant impact on our interest income.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, corporate debt, U.S. government and agency securities. As of June 30, 2018, our investments totaled $78.9 million, which represented approximately 45% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that on April 2, 2018, the Company acquired Lifetouch Inc. ("Lifetouch"). As a result, the Company is currently integrating Lifetouch's operations into its overall internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. Accordingly, we expect to exclude Lifetouch from the assessment of internal control over financial reporting for the year ending December 31, 2018.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. No material legal proceeding was terminated during the second quarter of 2018.

The State of Delaware v. Shutterfly, Inc.

On May 1, 2014, the State of Delaware filed a complaint against us for alleged violations of the Delaware False Claims and Reporting Act, 6 Del C. § 1203(b)(2). The complaint asserts that we failed to report and remit to Delaware cash equal to the balances on unused gift cards under the Delaware Escheats Law, 12 Del. C. § 1101 et seq. We believe the suit is without merit. We have reached an agreement in principle to settle this matter. The settlement is in the process of being finalized, which we expect to happen during the third quarter of 2018. After the settlement is finalized, the case will be dismissed with prejudice.

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

Taylor v. Shutterfly, Inc.

On December 12, 2017, Megan Taylor filed a purported class action complaint on behalf of herself and other customers in the U.S. District Court for the Northern District of California. Taylor alleges that Shutterfly misrepresents a deal it currently offers through Groupon because it does not allow purchasers of the Groupon offer to combine or “stack” it with other promotional codes offered by Shutterfly. Taylor is seeking monetary damages and injunctive relief. We believe the suit is without merit and intend to vigorously defend against it.

Vigeant v Meek et al.

On March 1, 2018, a purported class action complaint was filed against several directors of Lifetouch, Inc. (which became a direct wholly-owned subsidiary of Shutterfly on April 2, 2018) and the trustee of the Lifetouch Employee Stock Ownership Plan (the “ESOP”) in the U.S. District Court for the District of Minnesota. On April 2, 2018, the complaint was amended to include the prior ESOP trustees and plan sponsor (Lifetouch) as additional named defendants. The complaint alleges violations of the Employee Retirement Income Security Act, including that the ESOP should not have been permitted to continue investing in Lifetouch stock during a period in which the Lifetouch stock price was declining. The plaintiffs seek recovery for damages arising from the alleged breaches of fiduciary duty. We believe this suit is without merit and intend to vigorously defend against it.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The recently completed acquisition of Lifetouch, Inc. ("Lifetouch") presents many risks and we may not realize our anticipated financial and strategic goals.

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

•	Our ability to successfully manage the various Lifetouch businesses, which operate in more decentralized manner than Shutterfly; and in particular the sales territory organization structure;

•
Lifetouch was a privately-held company and has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The implementation of such controls may impair business operations, the costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Lifetouch’s financial and disclosure controls and procedures and any of these things could impact our ability to timely file our periodic reports;

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

Our net revenue, operating results and cash requirements are affected by the seasonal nature of our business.

Our business is highly seasonal, with a high proportion of our net revenue, net income and operating cash flows generated during the fourth quarter for both our Shutterfly consumer business and our Lifetouch business. For example, we generated approximately 50% of our net revenue in the fourth quarter during each of the last three years in our Shutterfly consumer business, and Lifetouch generated approximately 35% of its net revenue in the fourth calendar quarter during each of the last three years. In addition, we incur significant additional expenses in the period leading up to Shutterfly’s fourth quarter holiday season and Lifetouch’s third quarter fall school portrait season and retail holiday season, including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. We face intense competition for seasonal and temporary workers; with respect to Lifetouch’s seasonal photographers, this difficulty may be exacerbated now that the ESOP has been terminated. If we are unable to accurately forecast expense levels, our results of operations would likely be negatively impacted. Additionally, if we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, if there is a meaningful decrease in demand for Lifetouch fall school photo day during the third quarter, our financial results, reputation and brands will suffer, and the market price of our common stock would likely decline.

We also base our operating expense budgets on expected net revenue trends. A portion of our expenses, such as office, production facility, and various equipment leases and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. In addition, we must effectively manage the ramp up and ramp down of variable labor to achieve our expectations. Failure to accurately forecast or ineffectively manage such spikes can result in unexpected revenue or operating income shortfall. Accordingly, any shortfall in net revenue may cause significant variation in operating results in any quarter, particularly in the third and fourth quarters.

If we are unable to meet our production requirements, our net revenue and results of operations would be harmed.

We believe that we must continue to upgrade and expand our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 6%, 8% and 8% of total net revenue for the years ended December 31, 2017, 2016 and 2015, respectively. The expenditures will increase with the Lifetouch acquisition. Operational difficulties, such as a significant interruption in the operations of our production facilities or in facilities operated by third-parties, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements, particularly in our peak season, could lead to school and customer dissatisfaction, impact Lifetouch's account retention, and damage our reputation and brands, which would result in reduced net revenue. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, at peak times (including the fourth quarter and other holidays for the Shutterfly consumer business and the Lifetouch retail business, and the fall school portrait and spring yearbook seasons for Lifetouch), we face significant production risks, including the risk of obtaining sufficient qualified seasonal production personnel. A majority of our workforce during these periods has historically been comprised of seasonal, temporary personnel. We have had difficulties in the past finding and retaining a sufficient number of qualified seasonal employees, and our failure to find and retain qualified seasonal production personnel at any of our production facilities could harm our operations.

Uncertainties in general economic conditions and their impact on consumer spending patterns, particularly in the personalized products and photofinishing services categories, could adversely impact our operating results.

Our financial performance depends on general economic conditions and their impact on levels of consumer spending in the United States, particularly on personalized products, photofinishing services and professional photography and in Canada on Lifetouch's school business. Shutterfly Consumer net revenue as a percentage of Shutterfly’s total net revenue was 84% in 2017, 88% in 2016 and 91% in 2015; substantially all of Lifetouch’s revenue was derived from consumers during these periods. Some of the macroeconomic conditions that can adversely affect consumer spending levels in the United States include domestic and foreign stock market volatility and its effects on net worth, anticipated economic slowdowns in foreign economies, high consumer debt levels, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, rising or higher than average interest rates, higher than usual unemployment rates, limited credit availability, changes in tax laws, and general uncertainty about the future economic environment. If general economic conditions decline, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are discretionary. Any decrease in the demand for our products and services could impact our business in a number of ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

Competitive pricing pressures, particularly with respect to pricing and shipping, may harm our business and results of operations.

Demand for our products and services is sensitive to price, especially in times of slow or uncertain economic growth and consumer conservatism. Many factors can significantly impact our pricing strategies, including production and personnel costs, and others outside our control, such as consumer sentiment and our competitors’ pricing and marketing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenue and net income. For example, in the second quarter of 2018 we saw a deceleration of revenue associated with free promotions that impacted our top line consumer revenue. As we continue to implement more targeted pricing strategies, we cannot predict with certainty that these changes will have the expected impacts. From time to time, we have made changes to our pricing structure in order to remain competitive. Many of our products, including professionally-bound photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenue, gross margin, and adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenue and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenue from the fees we collect from shipping and handling of our products. For example, shipping and handling revenue for the Shutterfly brand website represented approximately 23% of our net revenue in 2017, 19% of our net revenue in 2016 and 20% in 2015. We offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to acquire and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenue and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to acquire and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

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

•	Jostens, Herff Jones and Balfour in the yearbook market (all of whom have made significant investments in technology).

Many of our competitors, in the Shutterfly consumer and SBS segments in particular, have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition, greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. The numerous choices for digital photography services can cause confusion for consumers, and may cause them to select a competitor with greater name recognition. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industry may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects

Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.

Our future revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

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

We have periodically experienced operating losses since our inception in 1999. In particular, we make investments in our business that generally result in operating losses in each of the first three quarters of our fiscal year. This typically has enabled us to generate the majority of our net revenue during the fourth quarter and to achieve profitability for the full fiscal year. If we are unable to produce our products and provide our services at commercially reasonable costs, if consumer demand decreases and net revenue decline or if our expenses exceed our expectations, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.

We face many risks, uncertainties, expenses and difficulties relating to increasing our market share and growing our business.

To address the risks and uncertainties of increasing our market share and growing our business, we must do the following:

•maintain and increase the size of our customer base;
•increase the number of schools and preschools we serve;
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

Our sales to SBS customers can be unpredictable, can require significant ramp-up periods in the early stages of SBS contracts, and a decrease in SBS revenue or an increase in costs of SBS net revenue could adversely impact total net revenue and profit levels.

SBS revenue as a percentage of total net revenue was 16% in 2017, 12% in 2016 and 9% in 2015. SBS gross margins were 20% in 2017, 26% in 2016 and 19% in 2015. The declining gross margins of this segment, coupled with the increasing percentage of total revenue from SBS, may magnify the impact of variations in revenue and operating costs on our operating results. This may have an adverse effect on our overall margins and profitability. Our SBS revenue is highly concentrated in a small number of customers and the loss of, or reduction in volume from, one or more of our SBS customers could decrease SBS revenue and adversely impact our total net revenue. Our SBS customers also come from a variety of industries, often creating regulatory compliance issues for us as well as the need to maintain security for third-party data. These SBS customers also demand strict security requirements and specified service levels. If we fail to meet these service levels, we may not only lose an SBS customer, but may have to pay punitive costs for such failures. As our SBS business grows, issues that impact our sales to SBS customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to SBS customers and may not sell as successfully to SBS customers, who often have long sales cycles, long implementation periods and significant upfront costs. In addition, we have had in 2017 and 2018, and may continue to have in the future, low or no gross margins in the early stages of our contracts with SBS customers that often require significant ramp-up periods, which will adversely affect our total net revenue. To compete effectively in the SBS industry, we have in the past, and may in the future, be forced to offer significant discounts to large SBS customers at lower margins or reduce or withdraw from existing relationships with smaller SBS customers, which could negatively impact our net revenue and could adversely affect our gross margins and overall profitability.

If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology, and leasing facilities. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy, oil or fuel prices. Changes in federal and state minimum wage laws could raise the wage requirements for certain of our seasonal personnel, which could increase the pressure, particularly on Lifetouch, in hiring seasonal photographers and production workers. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs. If we are unable to keep the costs associated with operating our business aligned with the level of net revenue that we generate, our results of operations would be adversely affected.

If we are not able to reliably meet our technology, data storage and management requirements, it may harm customer satisfaction, net revenue, costs and brand reputation.

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

We strive to predict the capacity requirements as tightly as possible as overestimating may negatively impact our capital needs and underestimating may impact the level and quality of service we provide to our customers, which could harm customer satisfaction, net revenue, costs and brand reputation.

An increasing number of our customers are using smartphones, tablets and other mobile devices to order products and access services. If we are unable to develop mobile applications that are adopted by our customers or if we are unable to generate net revenue from our mobile applications, our results of operations and business could be adversely affected.

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

Computer system capacity constraints and system failures could significantly degrade the quality of our services, such as access to our websites or mobile applications, and in-turn cause customer loss, damage to our reputation and negatively affect our net revenue.

Our business requires that we have adequate capacity in our computer systems to cope with the periodic high volume of visits to our websites and mobile applications. As our operations grow in size and scope, we continually need to improve and upgrade our computer systems, data storage, and network infrastructure to enable reliable access to our websites and mobile applications, in order to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our net revenue will increase to offset these additional expenses.

Portions of our infrastructure, especially our photos domain for Shutterfly Photos, have run on a public cloud service (Amazon Web Services, Inc. or "AWS") for several years. Since third quarter of 2017, Shutterfly has added additional workloads to AWS thereby expanding the portions of our infrastructure which run on a public cloud service, and we intend to continue to expand our use of AWS. Any disturbances in the AWS system may create unforeseen technical issues, which would negatively influence our business and reputation. Although we leverage the redundancy features available from our public cloud service provider, any outage to their infrastructure could adversely impact our site availability, potentially leading to poor customer experience and data loss. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that required AWS software updates and patches to mitigate such vulnerabilities and such updates and patches required AWS servers to be offline and potentially slow their performance.

Our ability to provide high-quality products and service depends on the efficient and uninterrupted operation of our computer and communications, data storage and network infrastructure systems. If our systems cannot be scaled in a timely manner to cope with increased website and mobile applications traffic, we could experience disruptions in service, slower response times, lower customer satisfaction, and delays in the introduction of new products and services. Any of these problems could harm our reputation and cause our net revenue to decline.

Full or partial outages to our websites, mobile applications, computer systems, print production processes or customer service operations could damage our brand reputation and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites and mobile applications, information technology systems, printing production processes and customer service operations are critical to our service delivery, customer acquisition and retention and brand reputation growth. Any service interruptions that degrade the satisfactory use of our websites and mobile applications due to undetected bugs, design faults or poor scalability, may impact customer growth and retention, net revenue and costs. These include (but are not limited to) our product creation experience, order fulfillment performance, customer service operations and security of our systems.

This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season and significantly higher order volumes. Any interruption that occurs during such time would have a disproportionately negative impact on our results of operations than if it occurred during a different quarter. For example, during the fourth quarter of 2014, unusually high seasonal traffic combined with system misconfigurations arising from our data center migration resulted in some days when customers could not place orders from our Tiny Prints brand. Even after the issue was identified and corrected, many of those orders were not received by customers within the expected time frame. As a result, we refunded many of those orders which reduced net revenue, recognized excess costs related to expedited shipping upgrades, and increased customer service costs which negatively impacted our gross margins and our brand.

We depend in part on third parties to implement and maintain certain aspects of our Internet and communications infrastructure and printing systems. Therefore, many of the causes of system interruptions or interruptions in the production process may be outside of our control. As a result, we may not be able to remedy such interruptions in a timely manner, or at all. Our business interruption insurance policies do not address all potential causes of business interruptions that we may experience, and any proceeds we may receive from these policies in the event of a business interruption may not fully compensate us for the net revenue we may lose.

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

Our expanded use of cloud-based services could also increase the risk of security breaches as cyber-attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. For example, in 2014, we experienced a cyber-attack on our Tiny Prints, Treat and Wedding Paper Divas websites, which may have exposed the email addresses and encrypted passwords used by our customers to login to their accounts. We encrypt customer credit and debit card information, and we have no evidence that such information was compromised; however, any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and potential liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches. Additionally, in 2018, we discovered that there had been unauthorized access to an internal testing environment, which could have resulted in exposure of employee confidential data. Although we discovered no evidence to indicate exposure of this data, we cannot determine that it did not occur; while we have taken remediation and precautionary measures to prevent this type of situation from occurring again, we cannot guarantee that these measures will be effective.

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

Lifetouch’s studio business is materially dependent upon JCPenney and any deterioration in Lifetouch’s relationships with JCPenney or in JCPenney’s business could have a material adverse effect on Lifetouch’s revenue

Substantially all of Lifetouch’s studio business is derived from sales in JCPenney stores and is, therefore, materially dependent upon its relationship with JCPenney, the continued goodwill of JCPenney and the integrity of their brand names in the retail marketplace. Lifetouch’s portrait studios in JCPenney leverage customer traffic generated by the JCPenney retail stores, and if the customer traffic through these stores decreases due to the weakness of the JCPenney business, general economic conditions or for any other reason, Lifetouch’s sales could be materially and adversely affected.

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

We may not succeed in promoting and strengthening our brands, which would prevent us from acquiring new customers and increasing net revenue.

A component of our business strategy is the continued promotion and strengthening of the Shutterfly, Lifetouch, Prestige Portraits, Tiny Prints, Groovebook and BorrowLenses brands. Due to the competitive nature of the digital photography products and services industry, if we are unable to successfully promote our brands, we may fail to acquire new customers, increase the engagement of existing customers with our brands or substantially increase our net revenue. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brands, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to acquire new customers and maintain customer relationships, which would substantially harm our business and results of operations.

If we are unable to develop, market and sell new products and services that address additional market opportunities, our results of operations may suffer. In addition, we may need to expand beyond our current customer demographic to grow our business.

Although earlier in our history we have focused our business on consumer industry for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as professionally-bound photo books, cards and stationery, calendars and other photo merchandise. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home décor, including wall art, ornaments and pillows, and video equipment rentals through the BorrowLenses brand, and we launched kids and pets categories in the second half of 2018. In the future, we may need to address additional segments and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new segments or develop a significantly broader customer base may not be successful. Any failure to address additional opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

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

In the school photography segment, Lifetouch historically has relied on schools to distribute portrait packages, and/or access credentials to parents. Newer methods enabling parents to order and receive their child’s images online provide many advantages but also entail risks inherent to internet transactions. We cannot guarantee that a person ordering a child’s photo has the legal right to receive it. Additionally, if systems failure or human error results in failed delivery or unauthorized access to our images, it could result in harm to our reputation and/or customer and account loss.

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

The regulatory framework is constantly evolving, and privacy concerns could adversely affect our operation results.

The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data. For example, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which established a new framework for data protection in Europe effective as of May 2018. The GDPR imposes more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union (“EU”), reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms. In June of 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which will take effect on January 1, 2020. The CCPA has many similarities to the GDPR and imposes significant new obligations and limitations on businesses, including the Company, that collect and process personal information of California citizens. Complying with CCPA and changing international requirements may cause the Company to incur substantial costs, require the Company to change its business practices or reduce the overall demand for our business offerings, which could harm our financial condition and results of operations. Noncompliance could result in significant penalties or legal liability.

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

As of June 30, 2018, Shutterfly had 119 patents issued and more than 20 patent applications pending in the United States, and Lifetouch had 22 patents issued and more than 10 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

From time to time, third parties have adopted names similar to ours, applied to register trademarks similar to ours, and we believe have infringed or misappropriated our intellectual property rights and impeded our ability to build brand identity, possibly leading to customer confusion. In addition, we have been and may continue to be subject to potential trade name or trademark infringement claims brought by owners of marks that are similar to Shutterfly, Lifetouch, Tiny Prints, Wedding Paper Divas, BorrowLenses, or one of our other marks.

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

Alternatively, we may be required to, or decide to, enter into a license with a third party. Any future license required under any other party’s patents may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenue and harm our results of operations and possibly prevent us from generating revenue sufficient to sustain our operations.

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

Lifetouch often contracts with schools to provide spring portraits that feature a variety of looks and media different from the traditional fall headshot and that offer schools an opportunity for fundraising. In some markets, Lifetouch offers spring portraits under a “Family Approval” model whereby portrait products are distributed by the school to parents for review. Parents are asked to pay for the products they elect to keep (if any) and to return any products they do not wish to purchase to the school. Lifetouch has been and in the future may be subject to claims from individuals that these products qualify as “gifts” and/or that the program does not comply with legislation pertaining to “unsolicited goods.” While we do not believe that such legislation is applicable to school photography, if Lifetouch becomes subject to such claims and is required or elect to curtail the use of the Family Approval model, its business and revenue may be negatively impacted.

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

The digital photography industry is rapidly evolving. Professional photography and in particular the tradition of school pictures is subject to continuing disruption from the changes in digital photography and commerce. Changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service and platform announcements and changing consumer demands and behaviors all impact our business. To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer. Moreover, we face significant risks that, if the industry for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current products and services may become less attractive, which would result in the loss of customers, as well as lower net revenue and/or increased expenses.

Purchasers of digital photography products and services may not choose to shop or rent online, which would harm our net revenue and results of operations.

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

If purchasers of digital photography products and services do not choose to shop or rent online, our net revenue and results of operations would be harmed.

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

To date, we have conducted limited international operations, but may in the future decide to expand into international industries in order to grow our business. These expansion plans will require significant management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with established local or regional companies which understand the local industry better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities, in the foreign industries. We do not have experience establishing, acquiring or operating such facilities overseas. We may not be successful in expanding into any international industries or in generating revenue from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may result in additional expenses, diversion of resources, including the attention of our management team.

We are subject to the risks of owning real property.

We own real property as of the acquisition of Lifetouch, including the land and buildings at 9 of the Lifetouch facilities. The ownership of real property subjects us to risks, including: the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and possible disputes with neighboring owners or others.

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

We may be obligated to issue additional shares of common stock pursuant to outstanding warrants that we issued in connection with our Senior Convertible Senior Notes that were retired in May 2018.

In connection with the issuance of our Senior Convertible Senior Notes that were retired in May 2018 (the “Notes”), we sold warrants to purchase shares of our common stock. The warrants could have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants, which is $83.1775. For example, the stock price was $90.00 on June 30, 2018, if this price were maintained throughout the expiry period of the warrants, 354,422 shares would be issued pursuant to the Notes, resulting in a dilution of the common stock as of June 30, 2018 of 1.1%.

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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining under the board's prior authorizations. Through June 30, 2018, we have repurchased $533.2 million in stock under our total authorized amount of $646.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. In January 2018, we publicly announced that we suspended our stock repurchase program for an undetermined period of time as we are committed to de-levering. Future repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company suspended its share repurchase program as of December 31, 2017 having publicly committed to maintaining a BB rating profile and repaying the acquisition debt accordingly.

As of June 30, 2018, approximately $112.8 million remained available for stock repurchases pursuant to our stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Incremental Term Loan Amendment, dated as of April 2, 2018, by and among the Company, the guarantors party thereto, the incremental term loan lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: August 9, 2018	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ Michael Pope
Michael Pope
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)