Form 10-Q
period 2018-09-30
SHUTTERFLY INC
filed 2018-11-07
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2018
Common stock, $0.0001 par value per share	33,604,472

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon our current expectations. These forward-looking statements include statements related to expanding our product range to Lifetouch customers; accelerating the development of Lifetouch’s online order-taking platform; the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders and average order value; our business strategy and plans; the seasonality of and growth of our business; growing and strengthening our talented leadership team; realizing significant supply chain, manufacturing and fulfillment synergies over time; technology initiatives; expected SBS gross margins in the short and longer term; our capital expenditures for 2018; the sufficiency of our cash and cash equivalents and cash generated from operations for the next twelve months; our manufacturing capabilities; effective tax rates; the incremental term loan; continued expansion of reliance on public cloud services; our intention to net settle warrants; anticipation of paying down our acquisition debt and maintaining a BB rating profile; continued focus on optimizing capital allocation; as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “guidance,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, decreased consumer discretionary spending as a result of general economic conditions; our ability to expand our customer base and increase sales to existing customers; our ability to meet production requirements; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis; failure to realize the anticipated benefits of our 2017 restructuring activities; the retention of Lifetouch employees and our ability to successfully integrate the Lifetouch businesses; consumer acceptance of our products and services; our ability to develop additional adjacent lines of business and successfully launch new product categories; successfully acquire businesses and technologies and to successfully integrate and operate these acquired businesses and technologies; unforeseen changes in expense levels; refinement of our promotional strategy; competition and the pricing strategies of our competitors, which could lead to pricing pressure; the anticipated benefits of expanding the portions of our public cloud infrastructure; risks inherent in the achievement of anticipated synergies from the Lifetouch acquisition and the timing thereof; changes in laws and regulations and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$165,929	$489,894
Short-term investments	38,915	178,021
Accounts receivable, net	75,224	82,317
Inventories	18,081	11,019
Prepaid expenses and other current assets	144,853	41,383
Total current assets	443,002	802,634
Long-term investments	18,626	9,242
Property and equipment, net	388,862	266,860
Intangible assets, net	328,756	29,671
Goodwill	842,917	408,975
Other assets	24,253	17,418
Total assets	$2,046,416	$1,534,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,407	$297,054
Accounts payable	33,271	91,473
Accrued liabilities	159,783	159,248
Deferred revenue	110,736	24,649
Total current liabilities	318,197	572,424
Long-term debt	1,092,084	292,457
Other liabilities	148,932	119,195
Total liabilities	1,559,213	984,076
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,534 and 32,297 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	1,052,383	996,301
Accumulated other comprehensive income	5,193	1,778
Accumulated deficit	(570,376)	(447,358)
Total stockholders' equity	487,203	550,724
Total liabilities and stockholders' equity	$2,046,416	$1,534,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue	$368,757	$195,443	$1,011,853	$596,447
Cost of net revenue	224,738	131,108	584,012	365,432
Restructuring	—	39	—	1,475
Gross profit	144,019	64,296	427,841	229,540
Operating expenses:
Technology and development	44,735	39,614	127,659	124,968
Sales and marketing	135,375	33,331	303,737	119,205
General and administrative	50,445	23,894	137,050	79,200
Capital lease termination	—	—	—	8,098
Restructuring	—	3,278	2,952	15,491
Total operating expenses	230,555	100,117	571,398	346,962
Loss from operations	(86,536)	(35,821)	(143,557)	(117,422)
Interest expense	(16,660)	(6,699)	(44,063)	(18,617)
Interest and other income, net	856	253	4,166	687
Loss before income taxes	(102,340)	(42,267)	(183,454)	(135,352)
Benefit from income taxes	28,797	16,660	56,234	53,713
Net loss	$(73,543)	$(25,607)	$(127,220)	$(81,639)

Net loss per share - basic and diluted	$(2.20)	$(0.78)	$(3.84)	$(2.45)

Weighted-average shares outstanding - basic and diluted	33,470	32,878	33,139	33,363

Stock-based compensation expense is allocated as follows (Note 4):
Cost of net revenue	$909	$1,041	$2,851	$3,284
Technology and development	2,545	2,512	7,546	7,388
Sales and marketing	3,057	2,864	9,502	9,017
General and administrative	5,420	4,319	15,422	13,021
Restructuring	—	—	—	814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(73,543)	$(25,607)	$(127,220)	$(81,639)
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gains (losses)	363	—	(38)	—
Unrealized gains (losses) on investments, net	9	21	(37)	(7)
Tax benefit on unrealized gains (losses) on investments, net	(2)	(8)	9	8
Unrealized gains on cash flow hedges	867	1,402	4,637	1,402
Tax expense on unrealized gains on cash flow hedges	(208)	(543)	(1,156)	(543)
Other comprehensive income, net of tax	1,029	872	3,415	860
Comprehensive loss	$(72,514)	$(24,735)	$(123,805)	$(80,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(127,220)	$(81,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,522	66,367
Amortization of intangible assets	27,723	11,770
Amortization of debt discount and issuance costs	7,901	11,365
Repayment of convertible senior notes attributable to debt discount	(63,510)	—
Stock-based compensation	35,321	32,710
(Gain) loss on disposal of property and equipment	(175)	705
Deferred income taxes	17,656	(8,607)
Restructuring	752	11,636
Other	208	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	14,121	(4,103)
Inventories	12,795	(1,782)
Prepaid expenses and other assets	(73,462)	(34,064)
Accounts payable	(68,060)	(35,819)
Accrued and other liabilities	(36,096)	(49,198)
Net cash used in operating activities	(172,524)	(80,659)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(889,587)	—
Purchases of property and equipment	(28,984)	(22,960)
Capitalization of software and website development costs	(34,602)	(25,977)
Purchases of investments	(9,523)	(44,381)
Proceeds from the maturities of investments	193,399	28,456
Proceeds from the sales of investments	46,879	—
Proceeds from sale of property and equipment	2,088	21,232
Net cash used in investing activities	(720,330)	(43,630)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	19,698	626
Repurchases of common stock	—	(80,000)
Principal payments of capital lease and financing obligations	(14,222)	(24,813)
Principal payments of borrowings	(243,018)	—
Payment of debt issuance costs	—	(4,789)
Proceeds from borrowings, net of issuance costs	806,652	—
Net cash provided by (used in) financing activities	569,110	(108,976)
Effect of exchange rate changes on cash and cash equivalents	(221)	—
Net decrease in cash and cash equivalents	(323,965)	(233,265)
Cash and cash equivalents, beginning of period	489,894	289,224
Cash and cash equivalents, end of period	$165,929	$55,959

Supplemental schedule of non-cash investing / financing activities:
Net (decrease) increase in accrued purchases of property and equipment	$(1,450)	$4,263
Net increase (decrease) in accrued capitalized software and website development costs	241	(161)
Stock-based compensation capitalized with software and website development costs	1,065	1,084
Property and equipment acquired under capital leases	5,611	18,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company” or "Shutterfly") is the leading retailer and manufacturing platform for personalized products and communications. Founded and incorporated in the state of Delaware in 1999, Shutterfly has three operating segments: Shutterfly Consumer, Lifetouch, and Shutterfly Business Solutions. Shutterfly Consumer and Lifetouch help consumers capture, preserve, and share life’s important moments through professional and personal photography, and personalized products. The Shutterfly brand brings photos to life in photo books, gifts, home décor, and cards and stationery. Lifetouch is the national leader in school photography, built on the enduring tradition of “Picture Day,” and also serves families through portrait studios and other partnerships. Shutterfly Business Solutions delivers digital printing services that enable efficient and effective customer engagement through personalized communications. The Company is headquartered in Redwood City, California.

On April 2, 2018, the Company completed its acquisition of Lifetouch Inc. ("Lifetouch"). As a result of the acquisition, the Company has a new operating segment for the Lifetouch business (refer to Note 10 - Segment Reporting for further details).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries including the financial results of Lifetouch which are included prospectively from the acquisition date of April 2, 2018. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period.

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

Revision of Prior Period Amounts

During the third quarter of fiscal year 2018, the Company identified certain amounts attributable to the repayment of accreted interest on its convertible senior notes that should have been classified as cash used in operating activities instead of cash used in financing activities. Such error resulted in a $63.5 million understatement of net cash used in operating activities with a corresponding understatement of cash provided by financing activities. The Company assessed the materiality of the error in accordance with Accounting Standards Codification (“ASC”) 250 - Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin 99 - Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Based on an analysis of quantitative and qualitative factors, the Company determined that the error was not material to the Company's interim Condensed Consolidated Financial Statements for the quarter ended June 30, 2018 and therefore, the previously issued financial statements can continue to be relied upon and an amendment of the previously filed Quarterly Report on Form 10-Q is not required. However, for comparability, these revised amounts will be reflected in the June 30, 2019 Quarterly Report on Form 10-Q that will contain such financial information. The following table sets forth the impact of the revision on the Company’s previously issued financial statements (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2018
	As previously reported	Adjustment	As revised
Condensed Consolidated Statement of Cash Flows:
Repayment of convertible senior notes attributable to debt discount	$—	$(63,510)	$(63,510)
Net cash used in operating activities	(136,055)	(63,510)	(199,565)

Principal payments of borrowings	(302,608)	63,510	(239,098)
Net cash provided by financing activities	$511,225	$63,510	$574,735

There was no impact of the above matter on the Company’s Condensed Consolidated Balance Sheets, Statements of Operations or Statements of Comprehensive Income (Loss).

Tax Cuts and Jobs Act

As of December 31, 2017, the Company recorded provisional estimates of the tax impacts of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). The Company provisionally recorded an income tax benefit related to the Tax Act primarily for the impact of the remeasurement of its deferred tax assets and liabilities at the newly enacted 21% tax rate, the enhanced accelerated depreciation deductions available on qualified property, and estimates of other elements of the Tax Act. The Company's accounting for the Tax Act as of December 31, 2017 was incomplete due to the complexity involved and the absence of regulatory guidance, and therefore its provisional accounting was based on reasonable estimates. In accordance with SAB 118, the measurement period extends up to one year from the enactment date. As the Company completes its analysis of regulatory guidance, adjustments to its provisional amounts may have a material impact to the Company’s provision for income taxes in the period they are recognized. For the three and nine months ended September 30, 2018, the Company did not record any adjustments to its provisional amounts. The Company expects to complete its analysis by the fourth quarter of 2018.

Foreign Currency Translation Policy

As a result of the acquisition of Lifetouch, the Company has subsidiaries in Canada for which the functional currency is the local currency. As such, exchange rate fluctuations for these subsidiaries are included in stockholders' equity as a component of accumulated other comprehensive income (loss). Prior to the acquisition of Lifetouch, the Company only had one foreign subsidiary in Israel for which the functional currency is the U.S. Dollar and exchange rate fluctuations are recorded as part of earnings.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The Company adopted ASU 2016-15 as of January 1, 2018 on a retrospective basis with no material impact to the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.

Recent Accounting Pronouncements Pending Adoption

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and earlier

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
adoption is permitted including adoption in any interim period. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The cumulative impact of the adoption of ASC 606 resulted in a decrease to opening accumulated deficit of $4.2 million as of January 1, 2018, which consisted of a decrease in total liabilities of $5.1 million primarily related to deferred revenue and a decrease in total assets of $0.9 million primarily related to deferred costs.

The impact as a result of applying ASC 606 was:
• an increase of $0.3 million and $1.5 million to net revenue for the three and nine months ended September 30, 2018, respectively; and
• a decrease to deferred revenue of $7.8 million as of September 30, 2018.

The impact to other accounts is not material as of September 30, 2018 and for the three and nine months ended September 30, 2018.

Revenue Recognition Policy

The Company derives its revenue from Shutterfly Consumer, Lifetouch and SBS product sales, net of applicable sales tax and allowances for returns. Revenue is recognized when control of the promised products or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services. Shipping charged to its customers is recognized as revenue upon shipment and the related shipping costs are recognized as cost of net revenue.

Shutterfly Consumer. The Company’s Shutterfly Consumer revenue is primarily derived from the sale of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, etc. Customers place Shutterfly Consumer product orders through the Shutterfly website or mobile apps and pay primarily using credit cards. The credit card payments are charged, and revenue is recognized upon shipment of the fulfilled orders, which generally occurs upon delivering to the carrier. If multiple products are ordered together, each product is a separate performance obligation, and the transaction price is allocated to each performance obligation based upon standalone selling price as each performance obligation is satisfied. The Company generally determines the standalone selling prices based on the prices charged to its customers or using expected cost plus margin.

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

The Company periodically provides incentive offers to its new customers in exchange for setting up an account as well as to its existing customers to encourage purchases. These incentive offers are readily available to all of the Company's customers. Therefore, these do not represent a performance obligation as the Company's customers are not required to enter into any enforceable commitment by receiving these incentive offers. The discounts are treated as a price reduction when accepted and used by the Company's customers. Production costs related to free products are included in cost of net revenue upon redemption.

Lifetouch.  The Company’s Lifetouch revenue is primarily derived from the sale of photographic and publishing products. Customers place Lifetouch product orders through the Lifetouch website, via paper order forms for school pictures, or in person at the JCPenney photo studios and churches. Customers pay using credit cards, or fill out an order form and enclose the required payment.

The Company considers several indicators for the transfer of control to its customers, including the significant risks and rewards of ownership of products, the Company's right to payment, the legal title of the products, the physical possession of the products and the customer acceptance. Revenue is generally recognized upon shipment of the fulfilled orders, which generally occurs upon delivery to the carrier, which is the point of time control transfers to the customer. If multiple products are ordered together, each product is a separate performance obligation, and the transaction price is allocated to each performance obligation based upon standalone selling price as each performance obligation is satisfied. The Company generally determines the standalone selling prices based on the prices charged to its customers or using expected cost plus margin.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company periodically provides incentive offers to its new customers in exchange for setting up an account as well as to its existing customers to encourage purchases. These incentive offers are readily available to all of the Company's customers. Therefore, these do not represent a performance obligation as the Company's customers are not required to enter into any enforceable commitment by receiving these incentive offers. The discounts are treated as a price reduction when accepted and used by the Company's customers. Production costs related to free products are included in cost of net revenue upon redemption.

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

The Company's incremental direct costs of obtaining a contract consist of Lifetouch and SBS sales commissions. The Company does not defer such incremental direct costs as the related performance obligations are satisfied within a short period of time and the Company elected to apply the practical expedient per ASC 340-40-25-4 related to expensing contract acquisition costs with the amortization period of less than one year. The Company does not provide any financing services to its customers.

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of our performance and primarily relate to flash deal promotions, gift cards, yearbooks and portrait proofs as well as up-front fees received from an SBS customer. The increase of $80.8 million in deferred revenue balance during the nine months ended September 30, 2018 is primarily driven by the deferred revenue from the acquisition of Lifetouch (deferred revenue balance as of September 30, 2018 for Lifetouch is $90.6 million) and by cash payments received in advance of the Company's performance obligations during the nine months ended September 30, 2018. The increase is offset by the aforementioned impact of ASC 606 adoption and $4.3 million of revenue recognized that was included in deferred revenue balance as of December 31, 2017.

Net Revenue by Brand

The following table disaggregates the Company’s net revenue by brand for the three and nine months ended September 30, 2018 and 2017 (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Shutterfly consumer net revenue:
Shutterfly brand	$115,464	$115,883	$412,309	$379,694
Tiny Prints Boutique(1)	1,490	1,942	4,990	1,942
Tiny Prints(1)	—	—	—	23,382
Wedding Paper Divas(2)	—	8,523	—	34,178
MyPublisher(3)	—	—	—	10,992
Other	9,934	9,070	26,651	24,965
Shutterfly consumer net revenue	126,888	135,418	443,950	475,153
Lifetouch net revenue(4)	183,113	—	411,673	—
Shutterfly Business Solutions net revenue	58,756	60,025	156,230	121,294
Net revenue	$368,757	$195,443	$1,011,853	$596,447
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
During the three and nine months ended September 30, 2018, the Company recorded approximately $2.4 million and $15.0 million, respectively, of direct and incremental costs associated with acquisition-related activities. These costs were incurred primarily for banking, legal, professional fees and personnel-related costs for transitional employees associated with the Lifetouch acquisition. These costs were recorded in general and administrative expenses in the consolidated statement of operations.
During the three and nine months ended September 30, 2018, Lifetouch contributed to $183.1 million and $411.7 million, respectively, to net revenue, and $86.6 million and $210.8 million to gross profit, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the Purchase Agreement, the amount of consideration that the Company paid consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of Closing Net Working Capital, Transaction Expenses, Cash and Investments, and Indebtedness, as defined by the Purchase Agreement. The total purchase consideration paid by the Company during the second quarter of 2018 was $982.0 million. The following table shows the calculation of how the purchase consideration paid by the Company was determined in accordance with the Purchase Agreement (in thousands):

Cash consideration at closing	$825,000
Less: Closing Indebtedness(1)	(27,742)
Less: Net Working Capital Adjustment(1)	(10,559)
Less: Transaction Expenses(1)(2)	(17,614)
Add: Closing Cash and Investments(1)	212,872
Purchase price adjustments	156,957
Total purchase consideration	$981,957
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

The following table shows the preliminary allocation of the total purchase price to the net assets acquired based on their estimated fair values as of April 2, 2018 (in thousands):

Cash and cash equivalents	$92,370
Investments	101,269
Accounts receivable, net	7,410
Inventories	19,857
Property and equipment	135,968
Intangible assets	326,000
Goodwill	433,942
Prepaid expenses and other assets	34,793
Accounts payable	(15,331)
Deferred revenue, current portion	(30,934)
Notes payable	(8,963)
Accrued and other liabilities	(114,424)
Total	$981,957

The following table shows the valuation of the intangible assets acquired from Lifetouch along with their estimated remaining useful lives:

	Approximate Fair Value (in thousands)	Weighted Average Life (in years)
Customer contracts and related relationships	$200,100	10
Developed technology	68,000	5
Trade names / trademarks / domain name	57,600	5
Favorable/unfavorable leases	300	7
Total intangible assets	$326,000

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Developed technology. Lifetouch has a number of developed technology platforms that are internally-used (e.g., field operations management and production management systems) and customer-facing (e.g., order management and yearbook design systems). These technologies will continue to be used by the Company. Given that the technologies are specific to Lifetouch and have minimal possibility of being licensed out to third parties, the "Cost to Recreate Method" under the Cost approach was used to value these assets. The key assumptions used in the valuation of these assets include direct and indirect developer costs, developer's profit, and opportunity cost.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Total net revenue	$372,715	$399,769	$1,183,631	$1,189,214
Net loss	$(68,527)	$(62,631)	$(137,885)	$(179,374)
Basic loss per share	$(2.05)	$(1.90)	$(4.16)	$(5.38)
Diluted loss per share	$(2.05)	$(1.90)	$(4.16)	$(5.38)

Note 4 — Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the nine months ended September 30, 2018 is as follows (share numbers and aggregate intrinsic values in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2017	1,529	$46.77
Granted	228	$76.73
Exercised	(428)	$45.93
Forfeited, cancelled or expired	(28)	$45.49
Balance as of September 30, 2018	1,301	$52.33	5.2	$20,112
Options vested and expected to vest as of September 30, 2018	1,213	$51.84	5.1	$19,100
Options vested as of September 30, 2018	360	$47.32	4.6	$6,676

During the nine months ended September 30, 2018, the Company granted options to purchase an aggregate of approximately 228,000 shares of common stock with an estimated weighted-average grant-date fair value of $23.57. The total intrinsic value of options exercised during the three months ended September 30, 2018 and 2017 was $2.6 million and $0.1 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $13.3 million and $0.8 million, respectively.

Net cash proceeds from the exercise of stock options for the three months ended September 30, 2018 and 2017 were $3.1 million and $0.1 million, respectively. Net cash proceeds from the exercise of stock options for the nine months ended September 30, 2018 and 2017 were $19.7 million and $0.6 million, respectively.

Valuation of Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it has sufficient public trading history to cover the entire expected term. The expected term of options gives consideration to historical exercises, post-vest cancellations and the options' contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the nine months ended September 30, 2018 and 2017 are as follows (there were no option awards granted during the three months ended September 30, 2018 and 2017):

	Nine Months Ended
	September 30,
	2018	2017
Dividend yield	—	—
Annual risk-free rate of return	2.6%	1.9%
Expected volatility	33.7%	29.8%
Expected term (years)	4.1	4.1

Restricted Stock Unit Activity

The Company grants restricted stock units (“RSUs”) and performance-based restricted stock units ("PBRSUs") to its employees under the provisions of the 2015 Equity Incentive Plan and inducement awards to certain new employees upon hire in accordance with Nasdaq Listing Rule 5635(c)(4). The cost of RSUs and PBRSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and are settled annually, based on a four-year total vesting term. Compensation cost associated with RSUs is amortized on a straight-line basis over the requisite service period.

A summary of the Company’s RSU activity, including service-based awards and performance-based awards, for the nine months ended September 30, 2018, is as follows (share numbers in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2017	2,293	$44.64
Granted	748	$76.65
Vested	(805)	$45.12
Forfeited	(177)	$47.47
Awarded and unvested as of September 30, 2018	2,059	$55.83
RSUs expected to vest as of September 30, 2018	1,769

Included in the RSU grants for the nine months ended September 30, 2018, are approximately 71,000 RSUs that have both performance criteria tied to the Company’s 2020 financial performance and a three-year service criteria. Compensation cost associated with these PBRSUs is recognized based on the estimated number of shares the Company ultimately expects will vest and amortized on a straight-line basis over the requisite service period as these PBRSUs consist of only one tranche. If in the future, situations indicate that the performance criteria is not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2018 and 2017 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2018, the Company had $83.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

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

A summary of the net loss per share for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss per share:
Numerator
Net loss	$(73,543)	$(25,607)	$(127,220)	$(81,639)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	33,470	32,878	33,139	33,363
Net loss per share - basic and diluted	$(2.20)	$(0.78)	$(3.84)	$(2.45)

The following weighted-average outstanding stock options and RSUs were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options and RSUs	3,350	4,070	3,535	4,026

With respect to the convertible senior notes issued in 2013 as described in Note 9 - Debt, the Company settled the principal of the convertible senior notes in cash upon their maturity in May 2018. The weighted-average impact to dilution for the period that the conversion option was outstanding was 451,000 shares for the nine months ended September 30, 2018. The potential conversion impact was excluded from the computation of diluted net loss per common share for such periods because including it would have had an anti-dilutive effect.

Note 6 — Investments

At September 30, 2018 and December 31, 2017, the estimated fair value of short-term and long-term debt securities investments, all of which are classified as available-for-sale, was as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$30,000	$2	$(31)	$29,971
Agency securities	3,871	—	(16)	3,855
U.S. government securities and other	5,104	—	(15)	5,089
Total short-term investments	$38,975	$2	$(62)	$38,915
Long-term investments
Corporate debt securities	$9,701	$3	$(28)	$9,676
Agency securities	4,582	—	(30)	4,552
U.S. government securities	4,437	—	(39)	4,398
Total long-term investments	$18,720	$3	$(97)	$18,626

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$54,911	$3	$(52)	$54,862
Agency securities	10,781	—	(14)	10,767
Commercial paper	101,546	—	—	101,546
U.S. government securities	10,857	—	(11)	10,846
Total short-term investments	$178,095	$3	$(77)	$178,021
Long-term investments
Corporate debt securities	$6,287	$—	$(25)	$6,262
Agency securities	2,000	—	(17)	1,983
U.S. government securities	998	—	(1)	997
Total long-term investments	$9,285	$—	$(43)	$9,242

The Company had no available-for-sale investments with a significant unrealized loss that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2018, and no impairments were recorded during the three and nine months ended September 30, 2018 and 2017. The Company had no material realized gains or losses during the three and nine months ended September 30, 2018 and 2017.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the contractual maturities of the Company's investments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
One year or less	$38,915	$178,021
One year through three years	18,626	9,242
	$57,541	$187,263

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 7 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of September 30, 2018 and December 31, 2017.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	September 30, 2018		December 31, 2017
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$62,580	$—	$151,071	$—
Level 2 Securities:
Corporate debt securities	—	39,647	21,592	61,124
Agency securities	—	8,407	6,444	12,750
Commercial paper	—	—	85,599	101,546
U.S. government securities and other	—	9,487	—	11,843
Total cash equivalents and investments	$62,580	$57,541	$264,706	$187,263

Derivative Assets

As of September 30, 2018 and December 31, 2017, the fair value of certain of the Company's term loans interest-rate swap agreements, which were determined based on an income-based valuation model that takes into account the contract terms as well as multiple observable market inputs such as LIBOR-based yield curves, futures, volatilities and basis spreads (Level 2), were as follows (in thousands):

	Total Estimated Fair Value as of
	September 30, 2018	December 31, 2017
Derivative assets	$7,616	$2,979

Borrowings

As of September 30, 2018 and December 31, 2017, the fair value of the Company's borrowings, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Estimated Fair Value as of
	September 30, 2018	December 31, 2017
Convertible senior notes	$—	$296,550
Term Loans	$1,132,176	$300,000

As of September 30, 2018 and December 31, 2017, the carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

Note 8 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	September 30, 2018	December 31, 2017
	(in thousands)
Intra-period deferred tax asset	$73,022	$—
Other prepaid expenses and current assets	71,831	41,383
	$144,853	$41,383

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Property and Equipment, Net

	September 30, 2018	December 31, 2017
	(in thousands)
Manufacturing equipment	$224,945	$192,494
Computer equipment and software	173,240	188,593
Capitalized software and website development costs	164,612	134,585
Buildings under build-to-suit leases	56,468	56,468
Photography equipment	54,797	—
Owned buildings and building improvements	38,488	—
Leasehold improvements	27,815	22,145
Rental equipment	18,424	19,208
Land	17,000	—
Furniture and fixtures and other	11,442	8,255
	787,231	621,748
Less: Accumulated depreciation and amortization	(398,369)	(354,888)
Property and equipment, net	$388,862	$266,860

Included within manufacturing equipment is approximately $95.7 million and $89.9 million of capital lease obligations for various manufacturing facility equipment as of September 30, 2018 and December 31, 2017, respectively. Accumulated depreciation of assets under capital leases totaled $43.7 million and $32.4 million at September 30, 2018 and December 31, 2017, respectively.

Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website.

Depreciation and amortization expense totaled $29.4 million and $21.2 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense totaled $79.5 million and $66.4 million for the nine months ended September 30, 2018 and 2017, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Included in property and equipment is approximately $21.0 million and $15.8 million of assets in construction as of September 30, 2018 and December 31, 2017, respectively, the majority of which relates to capitalized software and website development costs.

Intangible Assets

Intangible assets are comprised of the following:

	Weighted Average
	Useful Life	September 30, 2018	December 31, 2017
		(in thousands)
Purchased technology	8 years	$172,869	$104,869
Less: accumulated amortization		(85,989)	(76,585)
		86,880	28,284

Customer relationships	9 years	275,246	75,146
Less: accumulated amortization		(85,474)	(73,759)
		189,772	1,387

Other(1)	5 years	65,102	7,202
Less: accumulated amortization		(12,998)	(7,202)
		52,104	—

Total		$328,756	$29,671
(1) The unamortized balance for other intangible assets primarily relate to the trade name, trademarks and domain name assets acquired as part of the acquisition of Lifetouch during the second quarter of 2018.

Intangible asset amortization expense for the three months ended September 30, 2018 and September 30, 2017 was $12.3 million and $3.3 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2018 and September 30, 2017 was $26.9 million and $10.9 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending December 31:
Remainder of 2018	$12,307
2019	49,226
2020	49,000
2021	48,925
2022	48,418
Thereafter	120,880
$328,756

Goodwill

The following table presents the goodwill allocated to the Company's reportable segments as of and during the nine months ended September 30, 2018 (in thousands):

	December 31, 2017	Acquisitions	September 30, 2018
Shutterfly Consumer	$372,072	$—	$372,072
Lifetouch	—	433,942	433,942
Shutterfly Business Solutions	36,903	—	36,903
	$408,975	$433,942	$842,917

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The allocation of goodwill from the acquisition of Lifetouch to the Company's reporting units has not been finalized and will be allocated based upon the finalization of the valuation.

Accrued Liabilities

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued compensation	$46,566	$31,331
Accrued marketing expenses	22,542	22,874
Accrued production costs	21,141	37,552
Capital lease obligations, current portion	16,681	16,859
Accrued other	52,853	50,632
	$159,783	$159,248

Other Liabilities

	September 30, 2018	December 31, 2017
	(in thousands)
Financing obligations	$52,252	$53,682
Capital lease obligations, non-current portion	41,698	48,620
Other liabilities	54,982	16,893
	$148,932	$119,195

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

In October 2017, the Company fully drew the $300.0 million Initial Term Loan under the Credit Agreement. On April 2, 2018, the Company entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million ("Incremental Term Loan") to finance the acquisition of Lifetouch, Inc. The full amount of the $200.0 million Revolving Loan Facility remains undrawn as of September 30, 2018.

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
The effective interest rates for the unhedged portion of the Initial Term Loan for three and nine months ended September 30, 2018 were 4.59% and 4.38%, respectively. The effective interest rates for the Incremental Term Loan for the three and nine months ended September 30, 2018 were 4.84% and 4.76% respectively.
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
Both the Initial Term Loan and the Incremental Term Loan have a maturity date of August 17, 2024. Commencing on the respective last day of the first full fiscal quarter following the Company's respective borrowings of the Initial Term Loan and the Incremental Term Loan, the respective Initial Term Loan and Incremental Term Loan amortize in equal quarterly installments of 0.25% of the outstanding principal balance for each loan, with the remaining respective principal balances payable on the maturity date. Amounts drawn on the Revolving Loan Facility, if any, mature on August 17, 2022. Further, the Company has the right to prepay its borrowings under the Credit Agreement in whole or in part at any time without a premium or penalty, subject to certain limitations. The Credit Agreement also contains certain customary mandatory prepayments under certain conditions as set forth in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments (including declaration and payment of dividends), in each case subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance, measured as of the end of each fiscal quarter, with a consolidated secured net leverage ratio and a consolidated interest expense coverage ratio. As of September 30, 2018, the Company is in compliance with these covenants.
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
The Company incurred $5.6 million in credit facility origination costs during the year ended December 31, 2017 related to the Credit Agreement and $18.3 million in origination costs during the nine months ended September 30, 2018 related to the Incremental Term Loan. The origination costs attributable to the Revolving Loan Facility were capitalized within prepaid expenses for the current portion and other assets for the non-current portion. The origination costs attributable to the Initial Term Loan and the Incremental Term Loan are presented as a reduction to the carrying value of the debt in the consolidated balance sheet. Fees attributable to the Revolving Loan Facility of $0.8 million are being amortized over five years as component of interest expense. The fees attributable to the Initial Term Loan of $4.8 million and the Incremental Term Loan of $18.3 million are being amortized over the term of the loans, both as a component of interest expense.
The Initial Term Loan and Incremental Term Loan consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Principal borrowings	$1,125,000	$300,000
Less: principal payments	(4,309)	—
Less: debt issuance costs, net of amortization	(20,936)	(4,543)
Net carrying amount	$1,099,755	$295,457

Term loans, current	$11,165	$3,000
Term loans, non-current	$1,088,590	$292,457

The following table sets forth the total interest expense recognized related to the Initial Term Loan and the Incremental Term Loan for the three and nine months ended September 30, 2018 (in thousands). The Initial Term Loan was drawn in October 2017 and the Incremental Term Loan was drawn in April 2018. Therefore, there was no interest expense for the three and nine months ended September 30, 2017 associated with these loans.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Floating interest (including the effects of cash flow hedges)	$13,701	$—	$29,801	$—
Amortization of debt issuance costs	891	—	1,955	—
	$14,592	$—	$31,756	$—

Assumed Notes Payable from the Acquisition of Lifetouch

In connection with the acquisition of Lifetouch in the second quarter of 2018 (refer to Note 3 - Acquisition), the Company assumed $9.0 million of legacy Lifetouch notes payable (of which $4.0 million was classified as current), which is payable in varying principal payments plus interest rates ranging from 0% to 2.2% with maturities at various dates through July 2022. These notes payable were issued by Lifetouch to finance various acquisitions and represents promissory notes issued to the owners of the acquired companies for an amount equal to the purchase consideration. Payments of principal for these notes payable during the three and nine months ended September 30, 2018 were $1.1 million and $2.2 million respectively.

As of September 30, 2018, the estimated future principal and interest payments of these assumed notes payable is as follows (in thousands):

Year Ending December 31:
Remainder of 2018	$240
2019	3,337
2020	2,060
2021	1,164
2022	742
Total principal and interest payments	$7,543

0.25% Convertible Senior Notes Due and Paid May 15, 2018
In May 2013, the Company issued $300.0 million aggregate principal amount of 0.25% convertible senior notes (the "Notes") which were due and paid on May 15, 2018. Upon maturity, the Company paid the aggregate principal amount of $300.0 million and delivered 1,108,000 shares of the Company's common stock. The Company also received 1,108,000 shares of the Company's common stock from a note hedge transaction that was entered into in May 2013 to minimize the potential economic dilution upon the aforementioned conversion of the Notes.
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Notes were paid in May 2018. As of December 31, 2017, the Notes consist of the following (in thousands):

December 31, 2017
Liability component:
Principal	$300,000
Less: debt issuance costs, debt discount, net of amortization	(5,946)
Net carrying amount (classified as current)	$294,054

Equity Component(1)	$63,510
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
0.25% coupon	$—	$187	$281	$562
Amortization of debt issuance costs	—	351	543	1,039
Amortization of debt discount	—	3,490	5,403	10,326
	$—	$4,028	$6,227	$11,927

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

Warrant
Separately, in May 2013, the Company entered into warrant transactions (the “Warrant”), whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $83.18 per share. The Company received aggregate proceeds of $43.6 million from the sale of the Warrant. Commencing on August 15, 2018, the Company was required to begin settlement of the warrants ratably over an 80 trading day period. Based on the Company’s stock price from August 15, 2018 through September 30, 2018, no shares were required to be settled during this period. As of September 30, 2018, 2,805,000 warrants remain to settle ratably through December 6, 2018. The Company intends to net share settle the warrants to the extent the Company's common stock exceeds the warrant's strike price of $83.18 during the period from October 1, 2018 to December 6, 2018.
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s segments are determined based on the products and services each segment provides and how the CODM evaluates the business. The Company has the following reportable segments:
Shutterfly Consumer - Includes sales from the Company's brands and are derived from the sale of a variety of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, and related shipping revenue, as well as rental revenue from its BorrowLenses brand. Revenue from advertising displayed on the Company's website is also included in Shutterfly Consumer revenue.
Lifetouch - Includes revenue from professional photography services for schools, preschools and churches, as well as retail studios operated by Lifetouch under the JCPenney Portrait brand.
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s segment results for the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Shutterfly Consumer:
Net revenue	$126,888	$135,418	$443,950	$475,153
Cost of net revenue	81,031	81,439	251,940	263,345
Technology and development	29,971	32,712	91,930	104,679
Sales and marketing	28,819	26,811	89,500	98,955
Credit card fees	3,527	3,766	12,075	12,709
Margin(1)	$(16,460)	$(9,310)	$(1,495)	$(4,535)
Margin %	(13)%	(7)%	—%	(1)%

Lifetouch(2):
Net revenue(3)	$187,071	$—	$448,982	$—
Cost of net revenue(4)	94,188	—	185,336	—
Technology and development	7,142	—	14,251	—
Sales and marketing	92,693	—	179,653	—
Credit card fees	3,316	—	4,481	—
Margin(1)	$(10,268)	$—	$65,261	$—
Margin %	(5)%	—%	15%	—%

Shutterfly Business Solutions:
Net revenue	$58,756	$60,025	$156,230	$121,294
Cost of net revenue	45,973	47,520	127,493	95,256
Technology and development	3,190	4,390	10,184	12,901
Sales and marketing	1,473	1,193	4,542	3,032
Margin(1)	$8,120	$6,922	$14,011	$10,105
Margin %	14%	12%	9%	8%

Consolidated Segments:
Net revenue(3)	$372,715	$195,443	$1,049,162	$596,447
Cost of net revenue(4)	221,192	128,959	564,769	358,601
Technology and development	40,303	37,102	116,365	117,580
Sales and marketing	122,985	28,004	273,695	101,987
Credit card fees	6,843	3,766	16,556	12,709
Margin(1)	$(18,608)	$(2,388)	$77,777	$5,570
Margin %	(5)%	(1)%	7%	1%
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles operating segment margin to total operating loss and loss before income taxes, operating segment net revenue to total net revenue, and operating segment cost of net revenue to total cost of net revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total margin for operating segments	$(18,608)	$(2,388)	$77,777	$5,570
Purchase accounting deferred revenue adjustment(1)	(3,958)	—	(37,309)	—
Purchase accounting inventory adjustment(2)	—	—	(10,931)	—
Corporate expenses(3)	(37,088)	(15,810)	(92,121)	(52,634)
Amortization of intangible assets	(12,559)	(3,570)	(27,723)	(11,770)
Stock-based compensation expense for operating segments	(11,931)	(10,736)	(35,321)	(33,524)
Restructuring	—	(3,317)	(2,952)	(16,966)
Acquisition-related costs	(2,392)	—	(14,977)	—
Capital lease termination	—	—	—	(8,098)
Loss from operations	$(86,536)	$(35,821)	$(143,557)	$(117,422)

Loss from operations	$(86,536)	$(35,821)	$(143,557)	$(117,422)
Interest expense	(16,660)	(6,699)	(44,063)	(18,617)
Interest and other income, net	856	253	4,166	687
Loss before income taxes	$(102,340)	$(42,267)	$(183,454)	$(135,352)

Total net revenue for all operating segments	$372,715	$195,443	$1,049,162	$596,447
Purchase accounting deferred revenue adjustment(1)	(3,958)	—	(37,309)	—
Total net revenue	$368,757	$195,443	$1,011,853	$596,447

Total cost of net revenue for all operating segments	$221,192	$128,959	$564,769	$358,601
Purchase accounting inventory adjustment(2)	—	—	10,931	—
Stock-based compensation expense for cost of net revenue	909	1,041	2,851	3,284
Amortization of intangible assets for cost of net revenue	2,637	1,108	5,461	3,547
Total cost of net revenue	$224,738	$131,108	$584,012	$365,432

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Commitments and Contingencies

Leases Assumed from the Acquisition of Lifetouch

There have been no significant changes to the minimum lease payments schedule disclosed in the Company's Form 10-K for the year ended December 31, 2017. However, the Company assumed leases in connection with the acquisition of Lifetouch. As part of this acquisition, the Company assumed leases for office facilities, production and warehouse facilities, several photographic studios, and a portion of office equipment under operating agreements, which expire beginning in 2018 through 2030. Rent expense in connection with these assumed leases for the three and nine months ended September 30, 2018 was $4.9 million and $9.7 million respectively.

As of September 30, 2018, the total future minimum payments under these assumed non-cancelable operating leases from the acquisition of Lifetouch are as follows (in thousands):

Year Ending December 31:
Remainder of 2018	$4,341
2019	14,676
2020	9,766
2021	5,945
2022	3,380
2023	1,633
Thereafter	1,462
Total minimum lease payments	$41,203

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

As of September 30, 2018, the total non-cancelable future minimum purchase obligations from the acquisition of Lifetouch are as follows (in thousands):

Year Ending December 31:
Remainder of 2018	$1,839
2019	6,501
2020	2,057
2021	101
Total minimum purchase obligations	$10,498

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

Legal Matters

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in the Company's business or other developments rendering them, in the Company's judgment, no longer material to the Company's business, financial position or results of operations. One material legal proceeding was terminated during the third quarter of 2018.

The State of Delaware v. Shutterfly, Inc.

On May 1, 2014, the State of Delaware filed a complaint against Shutterfly for alleged violations of the Delaware False Claims and Reporting Act, 6 Del C. § 1203(b)(2). The complaint asserts that Shutterfly failed to report and remit to Delaware cash equal to the balances on unused gift cards under the Delaware Escheats Law, 12 Del. C. § 1101 et seq. The Company entered into an agreement to settle this matter and did not admit any liability or wrongdoing. The case was dismissed with prejudice by order dated August 31, 2018.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors (the "Board") conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of September 30, 2018, the Company's Board of Directors had approved increases to the program on the following dates:
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
The following table provides information about our repurchase of shares of our common stock for fiscal years 2016, 2017, and 2018:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Spent on Repurchases (in thousands)
2016 Repurchases	2,524,752	$44.55	$112,488
2017 Repurchases	2,325,825	$47.29	$110,000
2018 Repurchases	—	—	—

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
The fair value of the Swap Agreements was $7.6 million and $3.0 million as of September 30, 2018 and December 31, 2017, respectively, and were classified as other assets in the balance sheet. The unrealized gains recognized in other comprehensive income (loss) were $0.9 million and $4.6 million for the three and nine months ended September 30, 2018, respectively. The amounts reclassified from other comprehensive income (loss) to interest expense during the three and nine months ended September 30, 2018 were insignificant. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is $1.2 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Initial Term Loan subject to the aforementioned interest-rate swap agreements was $1.8 million and $5.1 million for the three and nine months ended September 30, 2018, respectively.
The Company does not use derivative financial instruments for trading purposes.

Note 15 — Subsequent Events

In October 2018, the Company announced that it will be closing two Lifetouch facilities in 2019: Loves Park, Illinois and Bloomington, Minnesota, and will consolidate this volume into existing Shutterfly facilities. The consolidation involves a mix of moving existing Lifetouch equipment to Shutterfly facilities, and migrating Lifetouch volumes to Shutterfly's digital presses. Given the adjacent peak periods of the Shutterfly Consumer and the Lifetouch businesses, this consolidation of facilities will further reduce the Company's reliance on temporary labor while improving the utilization of existing assets.

The Company plans to retain a portion of the impacted employees in this transaction, who will move to other existing Shutterfly or Lifetouch facilities, and the Company will offer appropriate severance and/or retention packages to other employees. The Company is currently in the process of estimating the impact of the financial effect the closing of these two facilities will have on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

Shutterfly, Inc. was incorporated in the state of Delaware in 1999. In September 2006, we completed our initial public offering and our common stock is listed on The Nasdaq Global Select Market under the symbol “SFLY.” Our principal corporate offices are in Redwood City, California.

We are the leading retailer and manufacturing platform for personalized products and communications.

On April 2, 2018, we completed our acquisition of Lifetouch Inc. ("Lifetouch"). Lifetouch is the national leader in school photography, built on the enduring tradition of "Picture Day," and also serves families through portrait studios and other partnerships.

Our vision is to help our consumers capture, preserve, and share life’s important moments through professional and personal photography, and personalized products. Our purpose is to share life's joy by connecting people to what matters. We provide a full range of personalized products and services that make it easy, convenient and fun for individuals and families to create, share, organize, print, and preserve their memories in a creative and thoughtful manner.

We also offer Shutterfly Photos, our cloud photo management service, to our customers. Beginning in November 2018, Lifetouch school customers who purchase digital images from mylifetouch.com will be able to access these pictures directly within Shutterfly Photos. These customers will benefit from free storage for any personal photos they upload as well as their Lifetouch photos, and will be able to create and purchase personalized products using these photos. Our past experience is that integrating customers’ photos onto Shutterfly Photos is the best way to drive customer engagement and purchase our products.

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

The Tiny Prints boutique offers premium cards and stationery, stylish announcements, invitations and personal stationery. The Tiny Prints boutique provides customers exclusive luxe designs curated from top stationery designers. Customers seek us out for our industry-leading designs and exceptional service.

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

While Lifetouch is a leading school photographer in Canada, substantially all our revenue is generated from sales originating in the United States. Shutterfly and Lifetouch sales have historically been highly seasonal. For example, approximately 50% of our Shutterfly brand net revenue occurs during our fiscal fourth quarter. In the fourth quarter, the traditional fall school and holiday portraits generate approximately 35% of Lifetouch’s annual revenue. We also see an increase in Lifetouch net revenue during the second quarter in connection with the spring portrait season and yearbooks. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending.  We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

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

Our Lifetouch business is based on securing opportunities at schools, preschools, retailers and other organizations to capture unique images of infants, toddlers, children, teenagers, high school and college seniors, adults and families. Through Lifetouch’s arrangements with these “hosts,” Lifetouch not only captures the images of more than 25 million individuals each year but serves over 10 million households. Through our acquisition of Lifetouch, we gain access to these potential Lifetouch customers for our Shutterfly consumer business. Lifetouch’s customers will benefit from Shutterfly’s leading cloud-photo management service (Shutterfly Photos), product creation capabilities, mobile apps, and broad product range. We will realize more revenue from Lifetouch customers within Lifetouch by accelerating the development of Lifetouch's online order platform and offering Shutterfly’s broader product range to its customers. We also expect to realize supply chain, manufacturing, and fulfillment synergies over time.

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

In October 2018, we announced that we will be closing two Lifetouch facilities in 2019: Loves Park, Illinois and Bloomington, Minnesota, and will consolidate this volume into existing Shutterfly facilities. The consolidation involves a mix of moving existing Lifetouch equipment to Shutterfly facilities, and migrating Lifetouch volumes to Shutterfly's digital presses. Given the adjacent peak periods of the Shutterfly Consumer and the Lifetouch businesses, this consolidation of facilities will further reduce our reliance on temporary labor while improving the utilization of existing assets. We plan to retain a portion of the impacted employees in this transaction, who will move to other existing Shutterfly or Lifetouch facilities, and we will offer appropriate severance and/or retention packages to other employees. We are currently in the process of estimating the impact of the financial effect the closing of these two facilities will have on our financial statements.

Basis of Presentation

Net Revenue.      Our net revenue is comprised of sales generated from the Shutterfly Consumer, Lifetouch and SBS segments.

Shutterfly Consumer. Our Shutterfly Consumer revenue includes sales from our brands and are derived from the sale of a variety of products such as, professionally-bound photo books, cards and stationery, custom home décor products and unique photo gifts, calendars and prints, and related shipping revenue, as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our website is also included in Shutterfly Consumer revenue.

Lifetouch. Our Lifetouch revenue is primarily from professional photography services for schools, preschools and churches, as well as retail studios operated by Lifetouch under the JCPenney Portrait brand.

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

Our Lifetouch segment is also subject to seasonal fluctuations. In particular, we generate a substantial portion of our Lifetouch segment revenue in the fourth quarter during the traditional fall school and holiday portraits season. The Lifetouch segment also typically experiences increases in net revenue during the second quarter due to the spring school portrait and yearbook season.

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

Revenue Recognition Policy

We derive our revenue primarily from Shutterfly Consumer, Lifetouch and SBS product sales, net of applicable sales tax and allowances for returns. Revenue is recognized when control of the promised products or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Shipping charged to our customers is recognized as revenue upon shipment and the related shipping costs are recognized as cost of net revenue.

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

We periodically provide incentive offers to our new customers in exchange for setting up an account as well as our existing customers to encourage purchases. These incentive offers are readily available to all of our customers. Therefore, these do not represent a performance obligation as our customers are not required to enter into any enforceable commitment by receiving these incentive offers. The discounts are treated as a price reduction when accepted and used by our customers. Production costs related to free products are included in cost of revenue upon redemption.

Lifetouch.  The Lifetouch revenue is primarily derived from the sale of photographic and publishing products. Customers place Lifetouch product orders through the Lifetouch website, via paper order forms for school pictures, or in person at the JCPenney photo studios and churches. Customers pay using credit cards, or fill out an order form and enclose the required payment.

We consider several indicators for the transfer of control to our customers, including the significant risks and rewards of ownership of products, our right to payment, the legal title of the products, the physical possession of the products and the customer acceptance. Revenue is generally recognized upon shipment of the fulfilled orders, which generally occurs upon delivery to the carrier, which is the point of time control transfers to the customer. If multiple products are ordered together, each product is a separate performance obligation, and the transaction price is allocated to each performance obligation based upon standalone selling price as each performance obligation is satisfied. We generally determine the standalone selling prices based on the prices charged to its customers or using expected cost plus margin.

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

We periodically provide incentive offers to our new customers in exchange for setting up an account as well as our existing customers to encourage purchases. These incentive offers are readily available to all of our customers. Therefore, these do not represent a performance obligation as our customers are not required to enter into any enforceable commitment by receiving these incentive offers. The discounts are treated as a price reduction when accepted and used by our customers. Production costs related to free products are included in cost of revenue upon redemption.

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

Incremental direct costs of obtaining a contract consist of Lifetouch and SBS sales commissions. We do not defer such incremental direct costs as the related performance obligations are satisfied within a short period of time and we elected to apply the practical expedient per ASC 340-40-25-4 related to expensing contract acquisition costs with the amortization period of less than one year. We do not provide any financing services to our customers.

Recent Accounting Pronouncements

Refer to Note 1 - The Company and Summary of Significant Accounting Policies of the financial statements for a discussion of the recent accounting pronouncements.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue	100%	100%	100%	100%
Cost of net revenue	61%	67%	58%	62%
Restructuring	—%	—%	—%	—%
Gross profit	39%	33%	42%	38%
Operating expenses:
Technology and development	12%	20%	13%	21%
Sales and marketing	37%	17%	30%	20%
General and administrative	14%	12%	13%	13%
Capital lease termination	—%	—%	—%	1%
Restructuring	—%	2%	—%	3%
Total operating expenses	63%	51%	56%	58%
Loss from operations	(24)%	(18)%	(14)%	(20)%
Interest expense	(4)%	(4)%	(4)%	(3)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(28)%	(22)%	(18)%	(23)%
Benefit from income taxes	8%	9%	5%	9%
Net loss	(20)%	(13)%	(13)%	(14)%

Comparison of the Three Month Periods Ended September 30, 2018 and 2017

 The following table presents the results of operations:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Consolidated:
Net revenue	$368,757	$195,443	$173,314	89%
Cost of net revenue	224,738	131,108	93,630	71%
Restructuring	—	39	(39)	(100)%
Gross profit	144,019	64,296	79,723	124%
Gross margin	39%	33%
Operating expenses:
Technology and development	44,735	39,614	5,121	13%
Sales and marketing	135,375	33,331	102,044	306%
General and administrative (1)	50,445	23,894	26,551	111%
Restructuring	—	3,278	(3,278)	(100)%
Total operating expenses	230,555	100,117	130,438	130%
Loss from operations	(86,536)	(35,821)	(50,715)	142%
Interest expense	(16,660)	(6,699)	(9,961)	149%
Interest and other income, net	856	253	603	238%
Loss before income taxes	(102,340)	(42,267)	(60,073)	142%
Benefit from income taxes	28,797	16,660	12,137	73%
Net loss	$(73,543)	$(25,607)	$(47,936)	187%

(1) The general and administrative expenses of $50.4 million for the three months ended September 30, 2018 include $2.4 million in acquisition-related charges related to the acquisition of Lifetouch.

Net revenue
Net revenue increased $173.3 million, or 89%, for the three months ended September 30, 2018 as compared to the same period in 2017. Our Shutterfly Consumer, Lifetouch and SBS operating segments represented 30%, 50% and 20%, respectively, of total net revenue for the three months ended September 30, 2018. The acquisition of Lifetouch contributed to $183.1 million of the revenue growth for three months ended September 30, 2018 offset by a decrease in revenue from the SBS segment of $1.3 million and revenue declines in the Shutterfly Consumer segment of $8.5 million resulting from lower than expected Shutterfly brand revenue and anticipated revenue declines from the Wedding Paper Divas website, which was shut down in the third quarter of 2017.

Cost of net revenue
Cost of net revenue increased $93.6 million, or 71%, for the three months ended September 30, 2018 as compared to the same period in 2017.
Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:
• The Lifetouch segment contributed $94.2 million to the increase in cost of net revenue as we acquired Lifetouch during the second quarter of 2018;
• Cost of net revenue for our SBS segment decreased $1.5 million, primarily driven by the related decrease in revenue; and
• Cost of net revenue for our Shutterfly Consumer segment decreased $0.4 million.
Amortization of intangible assets expense for cost of net revenue increased $1.5 million and stock-based compensation expense decreased $0.1 million. The increase in amortization of intangible assets expense is due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch of $2.3 million offset by certain of our intangible assets that became fully amortized.
Gross margin increased to 39% in the three months ended September 30, 2018 from 33% in the same period in 2017, primarily related to business mix and an increase in margin in the SBS segment.
As it relates to business mix, we acquired Lifetouch in April 2018 which has higher gross margins as compared to Shutterfly Consumer and SBS. The increase in the SBS segment gross margin is attributable to increased margins following the one-year anniversary of a deal we signed with an existing technology client in the third quarter of 2017, which had lower gross margins during the initial ramp up period.

Technology and development
Our technology and development expense increased $5.1 million, or 13%, for the three months ended September 30, 2018, compared to the same period in 2017. As a percentage of net revenue, technology and development decreased to 12% in the three months ended September 30, 2018 from 20% in the three months ended September 30, 2017. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase technology and development as follows:
• The Lifetouch segment contributed $7.1 million to the increase in technology and development expenses;
• Technology and development expenses for the Shutterfly Consumer segment decreased $2.7 million; and
• Technology and development expenses for the SBS segment decreased $1.2 million.
Due to the acquisition of Lifetouch, amortization of intangible assets expense for technology and development increased $1.0 million. Stock-based compensation expense remained flat. Additionally, we recorded $0.9 million related to integration costs in connection with the acquisition of Lifetouch.

Sales and marketing
Our sales and marketing expense increased $102.0 million, or 306%, for the three months ended September 30, 2018, compared to the same period in 2017. As a percentage of net revenue, sales and marketing increased to 37% in the three months ended September 30, 2018 from 17% in the three months ended September 30, 2017. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in sales and marketing as follows:
• The Lifetouch segment contributed $92.7 million to the increase in sales and marketing expenses;
• Sales and marketing expenses for the Shutterfly Consumer segment increased $2.0 million; and
• Sales and marketing expenses for the SBS segment increased $0.3 million.
Amortization of intangible assets expense for sales and marketing increased $6.5 million due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch of $8.1 million offset by certain of our intangible assets that became fully amortized. Additionally, we recorded $0.4 million related to integration costs in connection with the acquisition of Lifetouch and stock-based compensation increased $0.2 million.

General and administrative
Our general and administrative expense increased $26.6 million, or 111%, for the three months ended September 30, 2018, compared to the same period in 2017. As a percentage of net revenue, general and administrative expense increased to 14% in the three months ended September 30, 2018 from 12% in the three months ended September 30, 2017. The acquisition of Lifetouch contributed $21.4 million to the increase in general and administrative expenses which primarily consist of salaries and benefit expenses and to a lesser extent, professional fees, facilities costs and credit card fees. As it relates to the Shutterfly Consumer and SBS segments, professional fees increased $3.3 million and salaries and benefit expenses increased $1.4 million. Further, stock-based compensation expense increased $1.1 million.

Restructuring

In the three months ended September 30, 2017, there were $3.3 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $1.8 million in depreciation expense of property and equipment and facility closures, $0.7 million in employee-related costs and $0.8 million related to other costs.

Interest expense
Interest expense was $16.7 million for the three months ended September 30, 2018 compared to $6.7 million during the same period in 2017. This increase is primarily driven by interest expense for the initial term loan drawn in October 2017 and the incremental term loan drawn in April 2018 to finance the acquisition of Lifetouch. These increases are offset by decrease in interest expense for the convertible senior notes paid in May 2018.

Interest and other income, net

Interest and other income, net was $0.9 million for the three months ended September 30, 2018 compared to $0.3 million during the same period in 2017. This increase is due to higher interest income resulting from higher cash equivalents and investment balances and higher interest rates.

Benefit from Income Taxes
We recorded an income tax benefit of $28.8 million and $16.7 million for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 28% for the three months ended September 30, 2018, compared to 39% for the three months ended September 30, 2017. This decrease was due to the new baseline effective tax rate primarily attributable to tax reform resulting from the Tax Cuts and Jobs Act partially offset by incremental tax deductions from stock-based compensation expense.

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

Shutterfly Consumer Segment

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer segment:
Net revenue	$126,888	$135,418	$(8,530)	(6)%
Cost of net revenue(1)	81,031	81,439	(408)	(1)%
Technology and development(1)	29,971	32,712	(2,741)	(8)%
Sales and marketing(1)	28,819	26,811	2,008	7%
Credit card fees	3,527	3,766	(239)	(6)%
Margin	$(16,460)	$(9,310)	$(7,150)	77%
Margin %	(13)%	(7)%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(dollars in thousands, except AOV amounts)
Key Shutterfly Consumer Metrics
Total Customers	2,777	2,969	(192)	(6)%
Total Number of Orders	4,274	4,861	(587)	(12)%
Average order value (AOV)	$29.69	$27.86	$1.83	7%

Shutterfly Consumer segment net revenue decreased $8.5 million, or 6%, in the three months ended September 30, 2018 compared to the same period in 2017. The overall Shutterfly Consumer segment revenue decline was driven by promotional weakness, slow customer growth and by the anticipated revenue declines from the Wedding Paper Divas website, which was shut down in the third quarter of 2017. Further, revenue declined due to a continuing mix shift away from free promotions, where customers receive the product for free but pay for shipping and handling, and towards paid purchases and from less effective paid promotions.

Total Shutterfly Consumer segment customers decreased 6% and total number of orders decreased 12%, while AOV increased 7% for the three months ended September 30, 2018 compared to the same period in 2017. These metrics reflect a combination of the effects of the platform consolidation, weak performance on promotions, the changing mix away from free and towards paid revenues, and soft new customer growth. AOV increased primarily due to mix shift away from free towards paid revenues.

Shutterfly.com revenue from free products (revenue recognized for shipping and handling) in the third quarter of 2018 declined 10% year-over-year, while revenue from paid products increased 2% (these figures are for Shutterfly.com as a whole, and include the Tiny Prints Boutique and incremental revenue from shuttered websites). We regard this as a positive shift in that it reduces our reliance on our most aggressive promotions, improves the quality of our revenue, and protects our premium brand position; however, it does have a near-term impact on revenue growth in the third quarter of 2018 and we expect this impact again to a smaller extent in the fourth quarter of 2018 given the seasonal nature of our business.

Shutterfly Consumer segment cost of net revenue decreased $0.4 million, or 1%, for the three months ended September 30, 2018 compared to the same period in 2017. Shutterfly Consumer gross margin was 36% for the three months ended September 30, 2018 compared to 40% for the same period in 2017. The decrease in gross margin was due to lower volumes, product mix, and an increase in amortization cost of revenue from capitalized technology expenses related to our strategic initiatives, partially offset by our higher AOV and the mix shift away from free toward paid revenues.

Shutterfly Consumer segment technology and development expense decreased $2.7 million, or 8%, for the three months ended September 30, 2018 compared to the same period in 2017. The overall decrease is primarily due to a decrease of $1.5 million due to lower depreciation, a decrease of $0.7 million in salaries and benefits, and a decrease of $0.6 million in facilities costs primarily related to co-location services. In the three months ended September 30, 2018, we capitalized $8.2 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $6.6 million capitalized in the three months ended September 30, 2017, which included $0.3 million of stock-based compensation expense.

Shutterfly Consumer segment sales and marketing expense increased $2.0 million, or 7%, in the three months ended September 30, 2018 compared to the same period in 2017. The increase in the Shutterfly Consumer sales and marketing expense was due to an increase of $2.9 million in marketing campaigns largely driven by working marketing investment offset by a decrease of $0.6 million in salaries and benefits.

Shutterfly Consumer segment margin loss for the three months ended September 30, 2018 was $16.5 million, a $7.2 million, or a 77% increase, compared to the same period in 2017, due to decrease in revenue and gross margin and an increase in sales and marketing expenses.

Lifetouch Segment

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Lifetouch segment:
Net revenue(1)	$187,071	$—	$187,071	100%
Cost of net revenue(2)	94,188	—	94,188	100%
Technology and development(2)	7,142	—	7,142	100%
Sales and marketing(2)	92,693	—	92,693	100%
Credit card fees	3,316	—	3,316	100%
Margin	$(10,268)	$—	$(10,268)	100%
Margin %	(5)%	—%

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
(2) Excludes stock-based compensation expense and amortization of intangible assets.

We acquired Lifetouch on April 2, 2018. In the third quarter of 2018, Lifetouch commenced its peak season with the Fall School picture day tradition, the cornerstone program in the Schools business. Strong performances in both the Schools and Pre-School businesses in third quarter of 2018 were supported by good account retention and solid growth in new accounts, leading to net account growth. Revenue in the Specialty business, including Church and Studios, was also slightly better than expected in the quarter, with strong Studio performance offsetting the Church business which continues to decline.

Cost of net revenue for the three months ended September 30, 2018 of $94.2 million primarily relates to salaries and benefit expenses for costs incurred to capture and produce photography products, and to a lesser extent, direct materials and depreciation of production and photography equipment and manufacturing facilities.

Technology and development expenses for the three months ended September 30, 2018 of $7.1 million primarily relates to salaries and benefit expenses for employees. Sales and marketing expenses for the three months ended September 30, 2018 of $92.7 million primarily relates to costs incurred for marketing programs and personnel and related expenses to acquire host accounts (schools or churches) as well as the costs for marketing programs directed at the end-customer.

The Lifetouch segment margin loss for the three months ended September 30, 2018 was $10.3 million.

Shutterfly Business Solutions (SBS) Segment

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
SBS segment:
Net revenue	$58,756	$60,025	$(1,269)	(2)%
Cost of net revenue(1)	45,973	47,520	(1,547)	(3)%
Technology and development(1)	3,190	4,390	(1,200)	(27)%
Sales and marketing(1)	1,473	1,193	280	23%
Margin	$8,120	$6,922	$1,198	17%
Margin %	14%	12%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

SBS segment net revenue decreased $1.3 million, or 2%, in the three months ended September 30, 2018 compared to the same period in 2017.

SBS segment cost of net revenue decreased $1.5 million, or 3%, for the three months ended September 30, 2018 compared to the same period in 2017 due to lower revenue. SBS gross margin was 22% for the three months ended September 30, 2018 compared to 21% for the same period in 2017. The increase in the SBS segment gross margin is attributable to increased margins following the one-year anniversary of a deal we signed with an existing technology client in the third quarter of 2017, which had lower gross margins during the initial ramp up period. The gross margin increase reflects the improved profitability of this client.

SBS segment technology and development expenses decreased $1.2 million, or 27%, in the three months ended September 30, 2018 compared to the same period in 2017. The overall decrease is primarily due to a decrease of $0.9 million for professional fees and $0.3 million in salaries and benefits. In the three months ended September 30, 2018, we capitalized $1.7 million in eligible salary and consultant costs, associated with software developed or obtained for internal use, compared to $1.8 million capitalized in the three months ended September 30, 2017.

SBS segment sales and marketing expense increased $0.3 million, or 23%, in the three months ended September 30, 2018 compared to the same period in 2017. The increase is primarily due to an increase of $0.3 million in salaries and benefits.

SBS segment margin in the three months ended September 30, 2018 was $8.1 million, a $1.2 million increase compared to the same period in 2017, driven by higher gross margin and a reduction in technology-related expenses.

Comparison of the Nine Month Periods Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Consolidated:
Net revenue	$1,011,853	$596,447	$415,406	70%
Cost of net revenue	584,012	365,432	218,580	60%
Restructuring	—	1,475	(1,475)	(100)%
Gross profit	427,841	229,540	198,301	86%
Gross margin	42%	38%
Operating expenses:
Technology and development	127,659	124,968	2,691	2%
Sales and marketing	303,737	119,205	184,532	155%
General and administrative (1)	137,050	79,200	57,850	73%
Capital lease termination	—	8,098	(8,098)	(100)%
Restructuring	2,952	15,491	(12,539)	(81)%
Total operating expenses	571,398	346,962	224,436	65%
Loss from operations	(143,557)	(117,422)	(26,135)	22%
Interest expense	(44,063)	(18,617)	(25,446)	137%
Interest and other income, net	4,166	687	3,479	506%
Loss before income taxes	(183,454)	(135,352)	(48,102)	36%
Benefit from income taxes	56,234	53,713	2,521	5%
Net loss	$(127,220)	$(81,639)	$(45,581)	56%

(1) The general and administrative expenses of $137.1 million for the nine months ended September 30, 2018 include $15.0 million in acquisition-related charges related to the acquisition of Lifetouch.

Net revenue:

Net revenue increased $415.4 million, or 70%, for the nine months ended September 30, 2018 as compared to the same period in 2017. Our Shutterfly Consumer, Lifetouch and SBS operating segments represented 40%, 40% and 20%, respectively, of total net revenue for the nine months ended September 30, 2018. The acquisition of Lifetouch contributed $411.7 million of the revenue growth for nine months ended September 30, 2018. The remaining revenue growth was attributable to an increase in revenue from the SBS segment of $34.9 million offset by revenue declines in the Shutterfly Consumer segment of $31.2 million resulting primarily from anticipated declines in the non-Shutterfly brands due to the platform consolidation and the brand shutdowns over the course of the past year.

Cost of net revenue:

Cost of net revenues increased $218.6 million, or 60%, for the nine months ended September 30, 2018 as compared to the same period in 2017.

Excluding amortization of intangible assets, stock-based compensation expense and purchase accounting adjustments, our reportable segments contributed to the increase in cost of net revenue as follows:
• The Lifetouch segment contributed $196.3 million to the increase in cost of net revenue as we acquired Lifetouch during the second quarter of 2018;
• Cost of net revenue for our SBS segment increased $32.2 million primarily driven by the related increase in revenue; and

• Cost of net revenue for our Shutterfly Consumer segment decreased $11.4 million driven by the corresponding decrease in revenue.
Amortization of intangible assets expense for cost of net revenue increased $1.9 million and stock-based compensation expense decreased $0.4 million. The increase in amortization of intangible assets expense is due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch of $4.6 million offset by certain of our intangible assets that became fully amortized.

Gross margin increased to 42% in the nine months ended September 30, 2018 from 38% in the same period in 2017 primarily related to business mix as we acquired Lifetouch in April 2018 and Lifetouch has higher gross margins as compared to Shutterfly Consumer and SBS.

In the nine months ended September 30, 2018, no restructuring charges were recognized.

Technology and development
Our technology and development expense increased $2.7 million, or 2%, for the nine months ended September 30, 2018, compared to the same period in 2017. As a percentage of net revenue, technology and development decreased to 13% in the nine months ended September 30, 2018 from 21% in the nine months ended September 30, 2017. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:
• The Lifetouch segment contributed $14.3 million to the increase in technology and development expenses;
• Technology and development expenses for the Shutterfly Consumer segment decreased $12.7 million; and
• Technology and development expenses for the SBS segment decreased $2.7 million.
Due to the acquisition of Lifetouch, amortization of intangible assets expense for technology and development increased $2.2 million. Stock-based compensation expense increased $0.2 million and we also recorded $1.6 million in integration costs in technology and development expenses.

Sales and marketing
Our sales and marketing expense increased $184.5 million, or 155%, for the nine months ended September 30, 2018, compared to the same period in 2017. As a percentage of net revenue, sales and marketing increased to 30% in the nine months ended September 30, 2018 from 20% in the nine months ended September 30, 2017. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in sales and marketing as follows:
• The Lifetouch segment contributed $179.7 million to the increase in sales and marketing expenses;
• Sales and marketing expenses for the Shutterfly Consumer segment decreased $9.5 million; and
• Sales and marketing expenses for the SBS segment increased $1.5 million.
Amortization of intangible assets expense for sales and marketing increased $11.9 million due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch of $16.1 million offset by certain of our intangible assets that became fully amortized. Stock-based compensation expense increased $0.5 million and we also recorded $0.5 million in integration costs in sales and marketing expenses.

General and administrative
Our general and administrative expense increased $57.9 million, or 73%, for the nine months ended September 30, 2018, compared to the same period in 2017. As a percentage of net revenue, general and administrative expense remained flat at 13% for the nine months ended September 30, 2018 and 2017. The acquisition of Lifetouch contributed $39.9 million to the increase in general and administrative expenses which primarily consists of salaries and benefits expenses and to a lesser extent, professional fees, facilities costs and credit card fees. During the nine months ended September 30, 2018, we recorded $15.0 million in acquisition-related charges in connection with the acquisition of Lifetouch and there was also an increase in stock-based compensation expense of $2.4 million.

Capital lease termination
In the nine months ended September 30, 2017, there was $8.1 million capital lease termination charges within operating expenses. These charges related to leased equipment from an existing vendor which we purchased and subsequently resold to HP during the second quarter of fiscal 2017.

Restructuring expense

In the nine months ended September 30, 2018, there were $3.0 million of restructuring charges within operating expenses in connection with the exit of Lifetouch's iMemories business which was completed during the second quarter of 2018. These restructuring charges primarily consist of $1.0 million in lease termination costs, $0.8 million in employee-related costs and $1.2 million in other costs.

In the nine months ended September 30, 2017, there were $15.5 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $8.4 million in depreciation expense of disposed assets and facility closures, and $5.9 million in employee-related costs such as severance and retention expense, and $1.2 million related to other costs.

Interest expense

Interest expense was $44.1 million for the nine months ended September 30, 2018 compared to $18.6 million during the same period in 2017. This increase is primarily driven by interest expense for the initial term loan drawn in October 2017 and the incremental term loan drawn in April 2018 to finance the acquisition of Lifetouch. These increases are offset by decrease in interest expense for the convertible senior notes paid in May 2018.

Interest and other income, net

Interest and other income, net was $4.2 million for the nine months ended September 30, 2018 compared to $0.7 million during the same period in 2017. This increase is due to higher interest income resulting from higher cash equivalents and investment balances and higher interest rates.

Benefit from Income Taxes

We recorded an income tax benefit of $56.2 million and $53.7 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 31% for the nine months ended September 30, 2018, compared to 40% for the nine months ended September 30, 2017. This decrease was due to the new baseline effective tax rate primarily attributable to tax reform resulting from the Tax Cuts and Jobs Act partially offset by incremental tax deductions from stock-based compensation expense.

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

Shutterfly Consumer Segment

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer:
Net revenue	$443,950	$475,153	$(31,203)	(7)%
Cost of net revenue (1)	251,940	263,345	(11,405)	(4)%
Technology and development (1)	91,930	104,679	(12,749)	(12)%
Sales and Marketing (1)	89,500	98,955	(9,455)	(10)%
Credit card fees	12,075	12,709	(634)	(5)%
Margin	$(1,495)	$(4,535)	$3,040	(67)%
Margin %	—%	(1)%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

Shutterfly Consumer net revenue decreased $31.2 million, or 7%, in the nine months ended September 30, 2018 compared to the same period in 2017. The overall Shutterfly Consumer segment revenue decline was driven by the loss of revenue from the three websites we shut down in 2017: Tiny Prints, Wedding Paper Divas, and MyPublisher. Further, revenue declined due to a continuing mix shift away from free promotions, where customers receive the product for free but pay for shipping and handling, towards paid purchases.

Shutterfly Consumer segment cost of net revenue decreased $11.4 million, or 4%, for the nine months ended September 30, 2018 compared to the same period in 2017 due to corresponding decrease in net revenue. Shutterfly Consumer gross margin, excluding restructuring, was 43% for the nine months ended September 30, 2018 compared to 45% for the same period in 2017. The decrease in gross margin was due to lower volumes, product mix, and an increase in amortization cost of revenue from capitalized technology expenses related to our strategic initiatives, partially offset by our higher AOV and the mix shift away from free revenues.

Shutterfly Consumer segment technology and development expense decreased $12.7 million, or 12%, for the nine months ended September 30, 2018 compared to the same period in 2017. The overall decrease is primarily due to a decrease of $5.6 million in salaries and benefits relating to reduced headcount resulting from the Shutterfly consumer platform consolidation, a decrease of $4.4 million due to lower depreciation, and a decrease of $1.9 million in facilities costs. In the nine months ended September 30, 2018, we capitalized $23.3 million in eligible salary and consultant costs, including $0.9 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $19.3 million capitalized in the nine months ended September 30, 2017, which included $1.0 million of stock-based compensation expense.

Shutterfly Consumer segment sales and marketing expense decreased $9.5 million, or 10%, in the nine months ended September 30, 2018 compared to the same period in 2017. The decrease in the Shutterfly Consumer sales and marketing expense was due to a decrease of $4.9 million in marketing campaigns largely driven by decreased external marketing spend as we migrated our smaller brands to the Shutterfly platform as part of the Shutterfly consumer platform consolidation during 2017. There was also a decrease of $4.2 million in salaries and benefits because of lower headcount.

Shutterfly Consumer segment margin loss for the nine months ended September 30, 2018 was $1.5 million, a $3 million or 67% improvement, compared to the same period in 2017, driven by lower expenses primarily resulting from the Shutterfly consumer platform consolidation in 2017.

Lifetouch Segment

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Lifetouch segment:
Net revenue(1)	$448,982	$—	$448,982	100%
Cost of net revenue(2)(3)	185,336	—	185,336	100%
Technology and development(3)	14,251	—	14,251	100%
Sales and marketing(3)	179,653	—	179,653	100%
Credit card fees	4,481	—	4,481	100%
Margin	$65,261	$—	$65,261	100%
Margin %	15%	—%

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

We acquired Lifetouch on April 2, 2018. In the second quarter of 2018, Lifetouch has seasonality as the Schools business focuses on providing spring photography for grades K-8, as well as sports photography, yearbooks, and senior graduation photography. In the third quarter of 2018, Lifetouch commenced its peak season with the Fall School picture day tradition, the cornerstone program in the Schools business. Strong performances in both the Schools and Pre-School businesses in second and third quarters of 2018 were supported by good account retention and solid growth in new accounts, leading to net account growth. This growth was partially offset by the Church business, which continues to decline.

Cost of net revenue for the nine months ended September 30, 2018 of $185.3 million primarily relates to salaries and benefits costs incurred to capture and produce photography products, and to a lesser extent, cost of net revenue expense relate to direct materials and depreciation of production and photography equipment and manufacturing facilities.

Technology and development expenses for the nine months ended September 30, 2018 of $14.3 million primarily relates to salaries and benefit expenses for employees. Sales and marketing expenses for the nine months ended September 30, 2018 of $179.7 million primarily relates to costs incurred for marketing programs and personnel and related expenses to acquire host accounts (schools or churches) as well as the costs for marketing programs directed at the end-customer.

The Lifetouch segment margin for the nine months ended September 30, 2018 was $65.3 million. Lifetouch profits were driven primarily by the Schools business as noted above.

Shutterfly Business Solutions (SBS) Segment

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
SBS segment:
Net revenue	$156,230	$121,294	$34,936	29%
Cost of net revenue(1)	127,493	95,256	32,237	34%
Technology and development(1)	10,184	12,901	(2,717)	(21)%
Sales and marketing(1)	4,542	3,032	1,510	50%
Margin	$14,011	$10,105	$3,906	39%
Margin %	9%	8%
(1) Excludes stock-based compensation expense and amortization of intangible assets

SBS segment net revenue increased $34.9 million, or 29%, in the nine months ended September 30, 2018 compared to the same period in 2017. SBS segment revenue growth was driven by a multi-year deal we signed in the third quarter of 2017 with an existing technology client, where volumes ramped more rapidly than planned in the nine months ended September 30, 2018.

SBS segment cost of net revenue increased $32.2 million, or 34%, for the nine months ended September 30, 2018 compared to the same period in 2017 due to higher revenue. SBS gross margin was 18% for the nine months ended September 30, 2018 compared to 21% for the same period in 2017. The gross margin decrease is due to the new deal signed in the third quarter of 2017, which had lower margins during the client's initial ramp period.

SBS segment technology and development expenses decreased $2.7 million, or 21%, in the nine months ended September 30, 2018 compared to the same period in 2017. The overall decrease is primarily due to a decrease of $2.2 million for professional fees and a decrease of $0.3 million in salaries and benefits. In the nine months ended September 30, 2018, we capitalized $5.1 million in eligible salary and consultant costs, associated with software developed or obtained for internal use, compared to $6.0 million capitalized in the nine months ended September 30, 2017.

SBS segment sales and marketing expense increased $1.5 million, or 50%, in the nine months ended September 30, 2018 compared to the same period in 2017. The increase is primarily due to an increase of $1.5 million in salaries and benefits.

SBS segment margin in the nine months ended September 30, 2018 was $14.0 million, a $3.9 million, or 39%, increase compared to the same period in 2017, driven by growth from the multi-year deal signed in the third quarter of 2017 as well as growth from other client wins.

Liquidity and Capital Resources

At September 30, 2018, we had $165.9 million of cash and cash equivalents (including money market funds) and $57.5 million of investments, primarily corporate debt, U.S. government and agency securities. In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018 (the "Senior Notes") which were due and paid in May 2018. In August 2017, we entered into a syndicated credit facility (the "Credit Agreement") which provides for (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million expiring in August 2022 (the "Revolving Loan Facility") and (b) a seven-year secured delayed draw term loan facility in an initial aggregate principal amount of up to $300.0 million (the "Initial Term Loan"). The Credit Agreement permits us to add one or more incremental term loan facilities and/or increase the commitments for revolving loans subject to certain conditions.

In October 2017, we fully drew the $300.0 million Initial Term Loan under the Credit Agreement and used the proceeds to repay the Senior Notes due in May 2018. On April 2, 2018, we entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million (the "Incremental Term Loan") to finance the acquisition of Lifetouch. The Initial Term Loan and the Incremental Term Loan have a maturity date of August 2024. The Revolving Loan Facility remains undrawn and available to us as of September 30, 2018.

The Credit Agreement fits well with our overall capital structure strategy. We seek to maintain adequate financial capacity to manage our seasonal cash flows, ensure a reasonable degree of operational flexibility and invest in value-creating growth. We anticipate using free cash flow to pay down the debt in the near term, and maintaining a BB rating profile. From there, we will continue to focus on optimizing capital allocation across organic re-investment in the business, further acquisitions, and returning excess capital to shareholders.

Below is our cash flow activity for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(28,984)	$(22,960)
Capitalization of software and website development costs	(34,602)	(25,977)
Cash flows used in operating activities	(172,524)	(80,659)
Cash flows used in investing activities	(720,330)	(43,630)
Cash flows provided by (used in) financing activities	569,110	(108,976)

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

Operating Activities. For the nine months ended September 30, 2018, net cash used in operating activities was $172.5 million, primarily due to our net loss of $127.2 million, the net change in operating assets and liabilities of $150.7 million, and the repayment of convertible senior notes attributable to debt discount of $63.5 million. The net change in operating assets and liabilities of $150.7 million primarily relate to an increase of $73.5 million in prepaid expenses and other assets due to changes in the intra-period income tax asset, and a decrease in accounts payable of $68.1 million due to timing of payments. Net cash used in operating activities was adjusted for non-cash items including $79.5 million of depreciation and amortization expense, $35.3 million of stock-based compensation expense, $27.7 million of amortization of intangible assets, $17.7 million provision from deferred income taxes, and $7.9 million for amortization of debt discount and issuance costs.

For the nine months ended September 30, 2017, net cash used in operating activities was $80.7 million, primarily due to our net loss of $81.6 million and the net change in operating assets and liabilities of $125.0 million. The net change in operating assets and liabilities of $125.0 million primarily relate to decrease in accrued and other liabilities of $49.2 million primarily related to sales tax, accrued marketing expenses and accrued production costs, a decrease in accounts payable of $35.8 million due to timing of payments, and an increase in prepaid and other assets of $34.1 million due to changes in the intra-period income tax asset. Net cash used in operating activities was adjusted for non-cash items including $66.4 million of depreciation and amortization expense, $32.7 million of stock-based compensation expense, $11.6 million of non-cash restructuring, $11.8 million of amortization of intangible assets, $11.4 million for amortization of debt discount and issuance costs, and $8.6 million provision from deferred income taxes.

Investing Activities. For the nine months ended September 30, 2018, net cash used in investing activities was $720.3 million, primarily due to $889.6 million for cash used for acquisitions, net of cash acquired, $29.0 million cash used for capital expenditures, $34.6 million for capitalized software and website development, and $9.5 million to purchase investments. This was offset by proceeds from the maturities of investments of $193.4 million, proceeds from the sales of investments of $46.9 million, and proceeds from sale of property and equipment of $2.1 million.

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

Financing Activities. For the nine months ended September 30, 2018, net cash provided by financing activities was $569.1 million, related to proceeds from borrowings, net of issuance costs of $806.7 million and the proceeds from the issuance of common stock from the exercise of stock options of $19.7 million. This was offset by $243.0 million of cash used for principal payments of our borrowings (primarily the repayment in connection with the maturity of our Senior Notes) and $14.2 million cash used for payments of capital leases and financing obligations.

For the nine months ended September 30, 2017, net cash used in financing activities was $109.0 million. We used $80.0 million to repurchase shares of our common stock. We also used $24.8 million for payments of capital leases and financing obligations, which includes $12.2 million of payments made in connection with certain capital leases that were terminated as part of the upgrade of our color printer fleet during the second quarter of 2017. We also used $4.8 million for the payment of credit agreement issuance costs. This was offset by $0.6 million of proceeds from the issuance of common stock from the exercise of stock options.

Contractual Obligations Assumed from the Acquisition of Lifetouch

There have been no significant changes to the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2017. However, we assumed leases in connection with the acquisition of Lifetouch. As part of this acquisition, we assumed operating lease obligations and certain purchase obligations as follows (in thousands):

	Total	Remainder of fiscal year 2018	1-3 Years	3-5 Years	Thereafter
Contractual Obligations
Operating lease obligations(1)	$41,203	$4,341	$30,387	$5,013	$1,462
Purchase obligations(2)	$10,498	$1,839	$8,659	$—	$—
Principal and interest payments of borrowings	$7,543	$240	$6,561	$742	$—

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor three financial measures, Non-GAAP net loss, Non-GAAP net loss per share and adjusted EBITDA which meet the definition of Non-GAAP financial measures. We define Non-GAAP net loss and Non-GAAP net loss per share as net loss and net loss per share excluding restructuring and acquisition-related charges, respectively. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring, acquisition-related charges, capital lease termination charges and purchase accounting adjustments. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows. Refer below for a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share and adjusted EBITDA to the most comparable GAAP measure.

To supplement our consolidated financial statements presented on a GAAP basis, we believe that these Non-GAAP measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and performance. Management uses these Non-GAAP measures to evaluate our financial results, develop budgets, manage expenditures, and determine employee compensation. The presentation of additional information is not meant to be considered in isolation or as a substitute for or superior to net loss or net loss per share determined in accordance with GAAP. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The table below shows the trend of Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP adjusted EBITDA as a percentage of net revenue for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue	$368,757	$195,443	$1,011,853	$596,447

GAAP net loss	$(73,543)	$(25,607)	$(127,220)	$(81,639)
GAAP net loss % of net revenue	(20)%	(13)%	(13)%	(14)%
GAAP net loss per share	$(2.20)	$(0.78)	$(3.84)	$(2.45)

Non-GAAP net loss	$(70,796)	$(23,959)	$(81,011)	$(67,021)
Non-GAAP net loss % of net revenue	(19)%	(12)%	(8)%	(11)%
Non-GAAP net loss per share	$(2.12)	$(0.73)	$(2.44)	$(2.01)

Non-GAAP adjusted EBITDA	$(26,285)	$3,047	$65,178	$18,489
Non-GAAP adjusted EBITDA % of net revenue	(7)%	2%	6%	3%

For the three months ended September 30, 2018 and 2017, our Non-GAAP net loss was $70.8 million and $24.0 million, respectively. In addition, during the three months ended September 30, 2018 and 2017, Non-GAAP net loss per share was $2.12 and $0.73, respectively.

For the three months ended September 30, 2018 and 2017, our Non-GAAP adjusted EBITDA loss and Non-GAAP adjusted EBITDA was $26.3 million and $3.0 million, respectively.

For the nine months ended September 30, 2018 and 2017, our Non-GAAP net loss was $81.0 million and $67.0 million, respectively. In addition, during the nine months ended September 30, 2018 and 2017, Non-GAAP net loss per share was $2.44 and $2.01, respectively.

For the nine months ended September 30, 2018 and 2017, our Non-GAAP adjusted EBITDA was $65.2 million and $18.5 million, respectively.

The following is a reconciliation of Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP adjusted EBITDA to the most comparable GAAP measure, for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

Reconciliation of Net Loss to Non-GAAP Net Loss and Non-GAAP Net Loss per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
GAAP net loss	$(73,543)	$(25,607)	$(127,220)	$(81,639)
Capital lease termination	—	—	—	8,098
Restructuring	—	3,317	2,952	16,966
Acquisition-related charges	2,392	—	14,977	—
Purchase accounting adjustments	3,958	—	48,240	—
Tax benefit impact of non-recurring items	(3,603)	(1,669)	(19,960)	(10,446)
Non-GAAP net loss	$(70,796)	$(23,959)	$(81,011)	$(67,021)

GAAP diluted shares outstanding	33,470	32,878	33,139	33,363
Non-GAAP diluted shares outstanding	33,470	32,878	33,139	33,363

GAAP net loss per share	$(2.20)	$(0.78)	$(3.84)	$(2.45)
Non-GAAP net loss per share	$(2.12)	$(0.73)	$(2.44)	$(2.01)

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(73,543)	$(25,607)	$(127,220)	$(81,639)
Add back:
Interest expense	16,660	6,699	44,063	18,617
Interest and other income, net	(856)	(253)	(4,166)	(687)
Benefit from income taxes	(28,797)	(16,660)	(56,234)	(53,713)
Depreciation and amortization	41,970	24,815	107,245	78,137
Stock-based compensation expense	11,931	10,736	35,321	32,710
Acquisition-related charges	2,392	—	14,977	—
Restructuring	—	3,317	2,952	16,966
Capital lease termination	—	—	—	8,098
Purchase accounting adjustments	3,958	—	48,240	—
Non-GAAP Adjusted EBITDA	$(26,285)	$3,047	$65,178	$18,489

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$27,041	$(21,945)	$(172,524)	$(80,659)
Add back:
Interest expense	16,660	6,699	44,063	18,617
Interest and other income, net	(856)	(253)	(4,166)	(687)
Benefit from income taxes	(28,797)	(16,660)	(56,234)	(53,713)
Changes in operating assets and liabilities	(45,554)	35,336	150,702	124,966
Other adjustments	(1,129)	(2,575)	37,920	(3,463)
Acquisition-related charges	2,392	—	14,977	—
Cash restructuring	—	2,445	2,200	5,330
Capital lease termination	—	—	—	8,098
Purchase accounting adjustments	3,958	—	48,240	—
Non-GAAP Adjusted EBITDA	$(26,285)	$3,047	$65,178	$18,489

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

As of September 30, 2018, we had not borrowed any funds under our Revolving Loan Facility. In October 2017, we fully drew $300.0 million under the Initial Term Loan with a maturity date of August 2024, of which $297.8 million remains outstanding as of September 30, 2018. Further, in April 2018, we entered into an amendment under our existing syndicated credit facility for an Incremental Term Loan in an aggregate principal amount of $825.0 million which has been drawn with a maturity date of August 2024, of which $822.9 million remains outstanding as of September 30, 2018.

In August 2017, in order to mitigate future interest-rate risk, we entered into interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. These Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with our Initial Term Loan so that the interest payable on such portion of the Initial Term Loan became fixed at a rate of 4.27% (refer to Note 9 and Note 14 of Notes to Consolidated Financial Statements for further details regarding the Initial Term Loan and the Swap Agreements). Changes in the overall level of interest rates affect the fair value of the Swap Agreements that we recognize in our consolidated balance sheet. As of September 30, 2018, if LIBOR-based interest rates would have been higher by 100 basis points, the aggregate fair value of the Swap Agreements would have increased by approximately $6.8 million.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, corporate debt, U.S. government and agency securities. As of September 30, 2018, our investments totaled $57.5 million, which represented approximately 48% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that on April 2, 2018, the Company acquired Lifetouch Inc. ("Lifetouch"). As a result, the Company is currently integrating Lifetouch's operations into its overall internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. Accordingly, we expect to exclude Lifetouch from the assessment of internal control over financial reporting for the year ending December 31, 2018.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. One material legal proceeding was terminated during the third quarter of 2018.

The State of Delaware v. Shutterfly, Inc.

On May 1, 2014, the State of Delaware filed a complaint against Shutterfly for alleged violations of the Delaware False Claims and Reporting Act, 6 Del C. § 1203(b)(2). The complaint asserts that Shutterfly failed to report and remit to Delaware cash equal to the balances on unused gift cards under the Delaware Escheats Law, 12 Del. C. § 1101 et seq. We entered into an agreement to settle this matter and did not admit to any liability or wrongdoing. The case was dismissed with prejudice by order dated August 31, 2018.

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
• Our ability to successfully manage the various Lifetouch businesses, which operate in more decentralized manner than Shutterfly, and in particular the sales territory organization structure;
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
• We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances existing prior to acquiring Lifetouch, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition; and
• We may have difficulty incorporating Lifetouch’s related supply chain operations with our existing supply chain infrastructure and maintaining uniform standards, controls, procedures and policies.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenue and net income. For example, in the second and third quarters of 2018 we saw a deceleration of revenue associated with free promotions that impacted our top line consumer revenue. As we continue to implement more optimized and targeted pricing strategies, we cannot predict with certainty that these changes will have the expected impacts. From time to time, we have made changes to our pricing structure in order to remain competitive. Many of our products, including professionally-bound photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenue, gross margin, and adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenue and could adversely affect our gross margins and overall profitability.

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
• increase the number of schools and preschools we serve;
• maintain and enhance our brands;
• enhance and expand our products and services;
• continue to develop and upgrade our technology and information processing systems;
• maintain and grow our websites, applications and customer operations;
• successfully execute our business and marketing strategy;
• continue to enhance our service to meet the needs of a changing industry;
• provide a high-quality customer experience, including superior customer service and timely product deliveries;
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

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology, and leasing facilities. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy, oil or fuel prices. Higher fuel prices have a corresponding increase in travel-related expenses of our Lifetouch photographers. Changes in federal and state minimum wage laws could raise the wage requirements for certain of our seasonal personnel, which could increase the pressure, particularly on Lifetouch, in hiring seasonal photographers and production workers; we may also experience competitive pressure to increase the wages paid to a large population of our employees resulting from other industry participants increasing wage levels. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs. If we are unable to keep the costs associated with operating our business aligned with the level of net revenue that we generate, our results of operations would be adversely affected.

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

Our ability to provide a high-quality customer experience depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party product providers and shipping partners. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. If any of our third-party suppliers are unable to produce our products, we could have difficulty finding an alternative producer in a timely manner. In addition, we rely on third-party shippers, including the U.S. Postal Service and UPS to deliver our products to customers. Strikes, furloughs, reduced operations, increased shipping delays particularly during the holiday shopping season, or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. Our failure to provide customers with high-quality products in a timely manner for any reason could substantially harm our reputation and our efforts to develop trusted brands, which would substantially harm our business and results of operations.

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

The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business; in fact, there are active discussions among U.S. legislators around adoption of a new U.S. federal privacy law. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data. For example, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which established a new framework for data protection in Europe effective as of May 2018. The GDPR imposes more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union (“EU”), reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms. In June of 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which will take effect on January 1, 2020. The CCPA has many similarities to the GDPR and imposes significant new obligations and limitations on businesses, including the Company, that collect and process personal information of California citizens. Complying with CCPA and changing domestic and international requirements may cause the Company to incur substantial costs, require the Company to change its business practices or reduce the overall demand for our business offerings, which could harm our financial condition and results of operations. Noncompliance could result in significant penalties or legal liability.

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

As of September 30, 2018, Shutterfly and Lifetouch had 142 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

We own real property as of the acquisition of Lifetouch, including the land and buildings at ten of the Lifetouch facilities. The ownership of real property subjects us to risks, including: the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and possible disputes with neighboring owners or others.

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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining under the board's prior authorizations. Through September 30, 2018, we have repurchased $533.2 million in stock under our total authorized amount of $646.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. In January 2018, we publicly announced that we suspended our stock repurchase program for an undetermined period of time as we are committed to de-levering. Future repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of September 30, 2018, approximately $112.8 million remained available for stock repurchases pursuant to our stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description

10.01	Performance-Based Restricted Stock Unit Award for Christopher North
10.02	Performance-Based Restricted Stock Unit Award for Michael Meek
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

SHUTTERFLY, INC.
(Registrant)

Dated: November 7, 2018	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2018	By:	/s/ Michael Pope
Michael Pope
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)