Form 10-K
period 2018-12-31
SHUTTERFLY INC
filed 2019-03-01
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑       No   ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates based on the closing price of our Common Stock on June 29, 2018 as reported on The Nasdaq Global Select Market was $3,005,286,895.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2019
Common stock, $0.0001 par value per share	34,066,317

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to our 2019 Annual Meeting of the Stockholders (the “Proxy Statement”) have been incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K, as specified in the responses to the item numbers involved. Except for information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

Shutterfly, Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon our current expectations. These forward-looking statements include statements related to our business strategy and plans, restructuring activities, technology and production systems initiatives, the seasonality of and growth of our business, the impact on us of general economic conditions, trends in key metrics such as total number of customers, total number of orders, and average order value, our capital expenditures for 2019, the sufficiency of our cash and cash equivalents and cash generated from operations for the next 12 months, our operating expenses remaining a consistent percentage of our net revenue, our manufacturing capabilities, our new production facilities, effective tax rates, our acquisition of Lifetouch, Inc. and related statements regarding the integration of Shutterfly's and Lifetouch, Inc.'s businesses, as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “guidance,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” "plan," or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, decreased consumer discretionary spending as a result of general economic conditions; our ability to expand our customer base and increase sales to existing customers; our ability to meet production requirements; our ability to attract and retain management and other personnel; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis; failure to realize the anticipated benefits of our 2017 restructuring activities or of the Lifetouch acquisition; recent and ongoing restructuring activities (including but not limited to those relating to manufacturing consolidation, Lifetouch field operations and our single platform migration); the exploration of strategic alternatives may not result in any transaction being consummated; consumer acceptance of our products and services; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; a deterioration in the relationship with any of our business partners; refining our promotional strategies; competition and the pricing strategies of our competitors, which could lead to pricing pressure; a failure to implement new technology systems; a decline in participation rate in the Lifetouch business; the retention of Lifetouch employees and our ability to successfully integrate the Lifetouch businesses; risks inherent in the achievement of anticipated synergies and the timing thereof; general economic conditions and changes in laws and regulations and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

As used herein, "Shutterfly," "the Company," "we," "us," "our," and similar terms include Shutterfly, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I
ITEM 1. BUSINESS.

Overview

Shutterfly, Inc. (“Shutterfly”) is the leading retailer and manufacturing platform for personalized products and communications and was incorporated in the state of Delaware in 1999. In September 2006, we completed our initial public offering and our common stock is listed on The Nasdaq Global Select Market under the symbol “SFLY.” Our principal corporate offices are in Redwood City, California.

On April 2, 2018, we completed our acquisition of Lifetouch Inc. ("Lifetouch") for an all-cash purchase price of $825.0 million. Lifetouch is the national leader in school photography, built on the enduring tradition of "Picture Day," and serves families through portrait studios and other partnerships.

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

We also offer Shutterfly Photos, our cloud photo management service, to our customers. During fall picture day season in 2018, Lifetouch school customers who purchased digital images from mylifetouch.com were able to access these pictures directly within Shutterfly Photos. These customers benefited from free storage for any personal photos they uploaded as well as their Lifetouch photos, and were able to create and purchase personalized products using these photos. Our experience shows that integrating customers’ photos onto Shutterfly Photos is the best way to drive customer engagement and purchases of our products.

Our high-quality products and services and the compelling experience we create for our customers, combined with our focus on continuous innovation, have allowed us to establish premium brands. We realize the benefits of premium brands through high customer loyalty, low customer acquisition costs and premium pricing. Our trusted premium brands are:

Shutterfly Consumer leads the industry in personalized photo products and services. Shutterfly Consumer helps our customers turn their precious memories into lasting keepsakes with cards and stationery, award-winning professionally-bound photo books, personalized gifts and home décor as well as calendars and prints.

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

Lifetouch is the national leader in school photography, built on the enduring tradition of “Picture Day.” School Photography captures K-12 portraits and helps high school and college seniors celebrate those graduation milestones and yearbooks. Our Portrait Studios provide professional photographic services for infants, toddlers, families and business professionals throughout the United States under the JCPenney portrait brand at over 400 retail studios. Lifetouch also captures pictures of infants to toddlers for Preschools and daycares nationwide and provides Churches and other groups with pictorial directories and images for purchase.

In addition to these consumer brands, Shutterfly Business Solutions ("SBS") provides personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers.

We generate most of our revenue by marketing and manufacturing a variety of products such as portraits, cards and stationery, professionally-bound photo books and yearbooks, personalized gifts and home décor, and calendars and high-quality prints. We manufacture many of these items in our production facilities located throughout the United States and one in Canada. By operating our own production facilities, we can produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. We also operate a network of partners, across which we can seamlessly manage demand. Some of the products that are currently manufactured for us by third-parties include calendars, mugs, ornaments, candles, pillows and blankets.

While Lifetouch is a leading school photographer in Canada, substantially all our revenue is generated from sales originating in the United States. Shutterfly Consumer and Lifetouch sales have historically been highly seasonal. For example, approximately 50% of our Shutterfly Consumer net revenue occurs during our fiscal fourth quarter. In the fourth quarter, the traditional fall school and holiday portraits generate approximately 35% of Lifetouch’s annual revenue. We also see an increase in Lifetouch net revenue during the second quarter in connection with the spring portrait season and yearbooks. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending. We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

Our Lifetouch business is based on securing opportunities at schools, preschools, retailers and other organizations to capture unique images of infants, toddlers, children, teenagers, high school and college seniors, adults and families. Through Lifetouch’s arrangements with these “hosts,” Lifetouch captures the images of more than 25 million individuals each year and serves over 10 million households. Through our acquisition of Lifetouch, we potentially gain access to these Lifetouch customers for our Shutterfly Consumer business. Lifetouch has over 11 million non-overlapping three-year active customers (defined as customers who have made at least one purchase from Lifetouch in the last three years). Over time, Lifetouch’s customers will benefit from Shutterfly’s leading cloud-photo management service ("Shutterfly Photos"), product creation capabilities, mobile apps, and broad product range. We expect to realize more revenue from Lifetouch customers within Lifetouch by accelerating the development of Lifetouch's online ordering platforms as well as potentially offering some of Shutterfly’s broader product range to customers. We also expect to realize supply chain, manufacturing, and fulfillment synergies over time.

Our plans for cost synergies center on establishing a common manufacturing platform, achieving greater utilization given our adjacent peak periods (the third quarter for Lifetouch and the fourth quarter for Shutterfly Consumer), and leveraging our combined purchasing power and scale. As part of our strategic planning process for 2019, we further developed our long-term plans to establish a single, next-generation manufacturing platform serving Shutterfly Consumer, Lifetouch and SBS. We refer to this initiative as Project Aspen.

In conjunction with Project Aspen, we plan to open a new 237,000 square foot facility in Texas in the first half of 2020, which will serve all of our segments. We will also close four legacy Lifetouch facilities in 2019: Loves Park, Illinois; Bloomington, Minnesota; Chico, California; and Chattanooga, Tennessee, and will consolidate this volume into existing Shutterfly facilities and the new facility in Texas. The consolidation involves a mix of moving existing Lifetouch equipment to Shutterfly facilities and migrating Lifetouch volumes to Shutterfly's digital presses. Given the adjacent peak periods of the Shutterfly Consumer and the Lifetouch businesses, this consolidation of facilities will provide an opportunity to reduce our reliance on temporary labor while improving the utilization of existing assets. We plan to retain a portion of the impacted employees in this transition, who will move to other existing Shutterfly or Lifetouch facilities, and we will offer appropriate severance and/or retention packages to other employees.

In addition to the customer acquisition opportunities made possible through our acquisition of Lifetouch, we will continue to acquire customers through multiple marketing channels including search engine marketing (“SEM”) (e.g. Google), social media marketing (e.g. Facebook) and display marketing. Close, frequent customer interactions, coupled with significant investments in sophisticated integrated marketing programs, enable us to obtain user input on new features, functionalities and products. We continue to fine-tune and tailor our promotions and website presentation to specific customer segments. Consequently, our Shutterfly customers are presented with a highly personalized shopping experience, which helps foster a unique and deep relationship with our Shutterfly business.

To successfully execute our strategies, we require a talented leadership team. This is even more critical as we integrate our acquisition of Lifetouch. As a result, we intend to continue our focus to attract, retain, and grow our team; and to build continuity and pursue executional excellence in our daily operations everywhere. Lifetouch is also highly dependent on field sales and photo operations teams, which have a core year-round employee base, supplemented by a large number of seasonal employees. By providing our employees with a great place to work, we believe that we continue to strengthen our high-performance culture.

On February 5, 2019, we announced that Christopher North, President and CEO, will be stepping down at the end of August 2019, and that the Board of Directors has engaged an executive search firm to identify candidates to succeed him. Additionally, the Board of Directors has formed a Strategic Review Committee (the “Strategic Review Committee”) and

retained a financial advisor, as it continues an ongoing review of strategic and financial alternatives. As part of this review, we affirmed our objective of maintaining gross leverage of 2.5-3.0x Adjusted EBITDA on an annual basis, and to return cash in excess of our operating and financing needs to shareholders in the form of share repurchases, within the parameters of appropriate cash management that meets the needs of our highly seasonal business, where substantially all of our cash flow is generated in the last four months of the year.

Segment Information

On April 2, 2018, we completed the acquisition of Lifetouch. Because of the acquisition, we have a new operating segment for the Lifetouch business. Our reportable segments are Shutterfly Consumer, Lifetouch, and Shutterfly Business Solutions.

Shutterfly Consumer

Our Shutterfly Consumer revenue includes sales from our brands and are derived from the sale of a variety of products such as cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and prints, and related shipping revenues, as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our website is also included in Shutterfly Consumer revenues. Shutterfly Consumer revenue as a percentage of total net revenue was 49% in 2018, 84% in 2017 and 88% in 2016.

Lifetouch

Our Lifetouch revenue is primarily from professional photography services for schools, preschools and retail studios operated by Lifetouch under the JCPenney Portrait brand as well as churches and other groups. Lifetouch revenue as a percentage of total net revenue was 39% in 2018, which is measured from the date of our acquisition on April 2, 2018.

SBS

Our SBS revenue is primarily from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers. We continue to focus our efforts in expanding our presence in this industry. SBS revenues as a percentage of total net revenue was 12% in 2018, 16% in 2017 and 12% in 2016.

For financial information about each segment, see Part II, Item 7 of this annual report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Basis of Presentation” and Part II, Item 8 of this annual report on Form 10-K, “Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 15-Segment Reporting.” For a discussion of the operational risks associated with each business segment, see Part I, Item 1A of this annual report on Form 10-K, “Risk Factors.”

Strategy

Looking forward, value creation will come from continuing to drive growth in all three of our segments, from delivering substantial cost and revenue synergies from the Lifetouch integration, and from returning capital to shareholders.

• Driving growth in all three of our segments

In the Shutterfly Consumer segment, we will continue to build on our success in mobile, in broader range of products, in category expansion, and in the reacceleration of personalized gifts and home décor while making improvement in our prints and our holiday cards offering, supported by marketing and promotional investments.

In the Lifetouch segment, we will continue to drive account growth in schools and preschools. We are looking to improve our participation rate through awareness supported by direct-to-consumer communications.

In the SBS segment, we will continue to focus on servicing our existing large customers and landing large new customers.

• Delivering substantial cost and revenue synergies from our Lifetouch acquisition

With the Lifetouch integration, we are focused on realizing three main value creation opportunities. First, we intend to gain access to many Lifetouch customers as Shutterfly customers; second, we expect to realize more revenue from Lifetouch customers within Lifetouch by accelerating the development of Lifetouch’s online ordering platform and offering products from

Shutterfly’s broader range; and third, we anticipate gaining significant supply chain, manufacturing, and fulfillment synergies. We will be continuing our path towards a single manufacturing platform to realize cost synergies.

•  Returning capital to shareholders

Our objective is to maintain gross leverage of 2.5-3.0x Adjusted EBITDA on an annual basis, and to return cash in excess of our operating and financing needs to shareholders in the form of share repurchases, within the parameters of appropriate cash management that meets the needs of our highly seasonal business, where substantially all of our cash flow is generated in the last four months of the year.

Business Initiatives

Pivot towards Mobile.

Mobile is a core element of our growth strategy itself with the percentage of revenue coming from mobile sources for the Shutterfly brand increasing five percentage points for each of the last two years. We will continue to add more products to the app and iterate on our simplified and intuitive creation paths. We will make significant enhancements to our shopping experience and navigation to support discovery even as our product catalog expands, and give greater prominence to personalized campaigns and automatically created products in the app. Our mobile platform has a strong focus on monetization, optimizing conversion to first purchase and driving customer lifetime value through expanded use of impulse buy and cross-sell campaigns. We expect to continue to acquire new customers to mobile whom we would not have acquired on the web, and over time, we expect to create mobile-first and mobile-only experiences as well.

During 2018, we continued to make progress on our mobile app, launching more than 60 new products. During the third quarter we began pushing our machine learning models into the mobile app, so that we can use customers’ local photos on the phone for automated product creation, alongside their cloud-based photos. Photos on the phone are typically the most recent, and recency is a strong predictor of purchase. Our new “Made for You” tile on the home screen of the mobile app, which offers automatically generated products featuring customers’ most relevant photos, is powered by these models. This tile has resulted in statistically significant lift in revenue per customer versus a control group. We also launched a new app-exclusive program called “Free Book A Month,” which presents pre-created photo books meant to be purchased as an impulse buy, with the goal of acquiring new customers and driving more frequent purchases. With the expanded catalog and a new app storefront, it is easier for users to find products easily. In 2018, the percentage of revenue coming from mobile sources for the Shutterfly brand increased to 28% from 23% in 2017 and 18% in 2016. We continued to see a high install-to-first order ratio and attractive customer acquisition costs for the app, with customers acquired via the mobile app having a superior return on investment ("ROI") versus customers acquired via desktop browser.

Offer Customers a Broader Range of Products.

Throughout Shutterfly’s history, category expansion and new product launches have been reliable drivers of growth. We envision a future where we offer the broadest possible selection of premium, personalized products. In 2018, we launched two new product categories, Kids and Pets, while continuing to launch additional product types in the Home Décor and Personalized Gifts categories and making improvements in our Prints and holiday cards offering. We also expect to reduce the cost and time to launch a new product to further accelerate the pace of product introduction in 2019 and beyond. Further, we expect our next major category launch to be in early 2020.

We continue to simplify the process of creating and purchasing personalized products. In 2018 we launched a new shopping cart experience, offering interoperability between using a browser and our mobile app. The new cart significantly improves the speed of checkout and is far more scalable to our peak needs. We have also simplified how we present our pricing to customers, making it easier to understand the discount they receive at every stage of the purchase path and reducing the need to enter discount codes. At the same time, we have continued the shift in our sales offerings away from free promotions and toward paid purchases, which reduces our reliance on our most aggressive promotions, improves the quality of our revenue, and protects our premium brand position.

As a result of re-engineering our new product launch processes, we reduced the time and cost to launch new products in 2018 with twice as many new products launched in 2018 than in 2017. We have also removed the dependency on our new products launch process from our annual technology road map to allow for more rapid decision-making. We are now able to work from a backlog of products to continuously launch new products throughout the calendar year. We have also been able to identify partners and lower cost locations where we can outsource certain part of the process. Our holiday card range includes approximately 1,400 designs in 2018; 800 for Shutterfly and 600 for Tiny Prints, with more than 75% of card designs being new.

We’re also proud of our execution against technology and manufacturing, with significant year-over-year improvements in the speed and availability of our site, apps, and upload experiences. We have also further simplified product creation, automatically cropping and laying out the photos selected by customers in the card or gift of their choice. Our manufacturing platform set new records for quality, delivery speed, and customer service, benefiting from the platform consolidation, process improvements, and equipment upgrades. We continue to reduce our dependency on temporary labor, launching our first robotic automation project, which was used on our Gifts product in the fourth quarter of 2018.

Reacceleration of Personalized Gifts and Home Décor.

Our Personalized Gifts and Home Décor (“PGHD”) delivered a significant re-acceleration of growth, in part thanks to the faster rate of new product introductions with 47 new products in 2018, double the number launched in 2017. During the third quarter of 2018 we also added two new categories on Shutterfly.com: Kids and Pets. These two categories are targeted to children and pet lovers who love to personalize their belongings and make a statement. The product offerings range from kids’ room décor to school supplies and pet accessories such as bandannas, ID tags and pet blankets. The Kids category also includes a new line of personalized children’s storybooks with licensed content from third parties including Nickelodeon.  Further, we expect our next major category launch to be in early 2020.

Improvement in Prints and Holiday Cards Offering.

Improving our holiday card offer is a critical priority in 2019. We expect to have a good / better / best range strategy, optimizing customer acquisition across Shutterfly and Tiny Prints. Shutterfly will continue to have a mass premium offering for our existing loyal customers, but will create a more compelling offering for our value-oriented customers. Tiny Prints will be the focus of our differentiated, premium offering. Our brand spend will also support reinforcing Shutterfly as the definitive place for holiday cards.

Marketing and Promotional Investments.

To support our business strategies, we use a variety of integrated marketing programs, including strategic marketing partnerships, e-mail marketing to prospects and existing customers, search engine marketing ("SEM"), search engine optimization ("SEO"), affiliate marketing, display advertising, traditional direct marketing mailings such as postcards and seasonal catalogs, print advertising and other broadcast media. In addition, because many of our products are either shared over the Internet or given as gifts, the appearance of our brands on the products and packaging provides ongoing advertising. During the fourth quarter we also combined algorithmic targeting with marketing automation technology to begin delivering personalized marketing messages and promotions tailored to the recipient. Throughout 2018, we deployed dozens of highly integrated channel campaigns with a balance of direct response and brand awareness. We invested in new channels and in new content innovation that spotlights our key categories of cards, gifting, pets and storybooks. We also entered into partnerships with high profile celebrity influencers during the 2018 holiday season. We are continuing our philanthropic partnerships with the Make-a-Wish Foundation and The Ellen Show, a partnership which entered its seventh season in 2018.

Our goal is to improve and, over time, radically simplify every aspect of the creation and purchasing process. We plan to continue to build on the progress we have already made in simplifying the creation and purchase of personalized products, focusing on personalization and targeting across the entire customer journey, ranging from personalized marketing using the customer’s most relevant photographs, to highly targeted promotions, to products automatically created for customers.

We upgraded our suite of marketing tools and platforms in the first half of 2018, implementing best-in-class third-party platforms, improving our promotional tools to allow more flexible and targeted promotions, building expanded up-sell and cross-sell capabilities, increasing our use of machine-learning-based targeting algorithms, and continuing to expand automated product creation. At the same time, we’ll continue to focus on improving speed and availability. And, as we work towards that long-term vision, we will seek to improve the customer experience we offer today to decrease friction, increase speed, and continue to inspire our customers.

During the fourth quarter of 2018, we announced the appointment of Mickey Mericle as Senior Vice President and Chief Marketing Officer as marketing and promotions are a key area of focus for 2019 in our Shutterfly Consumer segment. Having on-boarded our new Chief Marketing Officer and a new pricing leader, increased the flexibility of our promotional platform, and integrated best-in-class third-party marketing platforms in 2018, we aim to drive deeper, more personalized engagement with our customers in 2019.

Cost and Revenue Synergies from the Lifetouch Acquisition.

Our plans for cost synergies arising from our acquisition of Lifetouch center on establishing a common manufacturing platform, achieving greater utilization given our adjacent peak periods, and leveraging our combined purchasing power and scale. We will be closing four Lifetouch facilities in 2019: Loves Park, Illinois; Bloomington, Minnesota; Chico, California and Chattanooga, Tennessee and will consolidate this volume into existing Shutterfly facilities and the new facility in Texas. Given the adjacent peak periods of the Shutterfly Consumer and the Lifetouch businesses, this consolidation of facilities will further provide opportunity to reduce our reliance on temporary labor while improving the utilization of existing assets.

During the fall picture day season in 2018, Lifetouch Schools customers who purchased digital images from mylifetouch.com were able to access these pictures directly within Shutterfly Photos, our fully-featured cloud photos service on Shutterfly.com. These customers were able to benefit from free storage for any personal photos they upload as well as their Lifetouch photos, and were able to create and purchase personalized products using all of these photos. Our experience is that integrating customers’ photos onto Shutterfly is by far the best way to drive customer engagement and purchase. This initial technology integration phase is our first step in reaching a small set of customers; we expect modest revenue synergies for these activities in 2019 but are working towards much deeper integration and larger revenue synergies in 2019 and beyond.

We continue to see a number of levers to impact the Lifetouch growth rate, including continued account growth, average order value (“AOV”), and participation rate. A significant driver of participation is awareness, and in 2019, we will further develop our tools and programs to drive awareness, including investing in building marketing teams, integrating platforms, and developing programs, and increasing the portion of the customer base we can reach with direct-to-consumer communications.

SBS Growth.

We believe customers are coming to SBS because we provide value at a level much above a traditional printer. We have already demonstrated that we can leverage our existing capabilities to build an entirely new business to a new set of customers, providing variable and just-in-time printing needs and driving volume through our fixed-cost infrastructure and our network of third-party vendors. SBS historically has built dedicated systems to support each large customer and we are now building a scalable platform that enables any of our clients to optimize their integrated marketing campaigns. We intend to leverage this work to obtain additional SBS customers. Over time, we expect to leverage our manufacturing platform to serve a broader set of Enterprise customers and business use-cases above and beyond SBS. In 2017, we took advantage of an opportunity to complete the upgrade of the majority of our color printer fleet that enabled us to improve quality, increase throughput and automation, and lower consumable costs. In 2019, we expect to continue to deliver further improvements on quality, cost, automation, reliance on seasonal labor and speed of delivery.

Technology and Production Systems

We intend to continue our efforts to make improvements in our platform and infrastructure including migration to a modern service-oriented architecture, cloud migration big data strategy and analytics, e-commerce development, and manufacturing scale and automation. The scale and scope economies from our vertically integrated manufacturing and supply chain enable us to extend our competitive position and improve overall customer satisfaction, further strengthening our competitive position.

We use a combination of proprietary and third-party technology, including the following:

Customer relationship management or CRM system. Our integrated CRM system is composed of various tools designed to convert first-time customers into repeat buyers. We seek to increase annual revenue and gross profit per customer by expanding customer awareness, providing targeted, segmented offers to customers, and encouraging cross- and up-selling. The system uses a variety of data, including website usage patterns, order size, order frequency, products purchased, seasonality factors, image upload, and share usage, as well as customer satisfaction information. This data is continually updated and refreshed in a data warehouse, from which different customer segments are identified and monitored on a continuing basis for targeted marketing communications.

By using this deep customer intelligence and ongoing analysis, we can offer customers a more personalized website experience and target them with specific website promotions, discounts, specialized e-mail, and direct mail offers. Our promotion engine generates special offers that are applied at checkout.

We are also able to dynamically assign visitors to test and control groups who are shown different versions of our services. This form of A-B testing enables us to continuously optimize products, promotions, and user interaction with our websites.

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

Image archive. We store our customers’ images in our datacenter-hosted image archive as well as public clouds. Once a customer uploads a photo to our website, it is copied to redundant storage systems. We continue to expand our storage capacity by leveraging public cloud as well as our datacenter to meet increasing customer demand. The combination of our storage systems (cloud, datacenter) provides low storage costs, facilitates the safe, secure archiving of customers’ images and delivers the speed and performance required to enable customers to access and enhance their images in real-time.

Render farm. Once a customer orders a photo or any photo-based product, our render farm technology performs fully automated image processing on the image prior to production.  Except for 4x6 and 5x7 prints, the customer’s original uploaded image is retrieved from the storage system for production purposes. The render farm applies automatic algorithms to enhance the color, contrast and sharpness to every image before it is sent to production, unless the customer has explicitly chosen not to do so. The render farm also performs customer-requested edits such as crop, borders, customized back-printing and red-eye removal.

To ensure that output is of consistent quality, we apply our proprietary ColorSure technology during the render stage. ColorSure creates an automated mapping of the image’s specific attributes to the printer’s specific print calibrations and attributes, prior to production. For example, this technology allows a 4x6 print to look the same as a photo printed on an enlargement or in a photo book, even if they are ordered at separate times.

Field Operations, Photographer Scheduling and Sales Management. We use a combination of third party and proprietary systems and algorithms in order to support a large and geographically dispersed operations for our Lifetouch segment. These systems help support a large variety of hosts and field capacity that increases significantly in peak seasons.

Photo Capture Systems. We currently operate several proprietary photo capture systems and studios. These systems are designed for their respective environments and attempt to automate and simplify the photography process to enable photographers to focus on engaging with the subject and to capture genuine expression. In addition, they control for variability in order to optimize quality and efficient production. Many of the capture systems also provide for photographed subject knock-out capabilities which increases the selection of different looks and backgrounds and enhances customer choice efficiently.

To ensure accurate data collection and photo distribution, we utilize several proprietary processes and systems. These capture mechanisms are designed for simplicity to allow the photographer to focus on photography in high volume environments while still maintaining accuracy.

Production system. We currently operate our own production facilities in Fort Mill, South Carolina; Tempe, Arizona; and Shakopee, Minnesota as well as several smaller facilities operated by our Lifetouch teams. Our automated production system controls our production processes, including order management and pick, pack and ship operations. Using proprietary algorithms, the production system analyzes large numbers of orders daily and automates the workflow into our state-of-the-art digital presses.

Shutterfly Photos. We also made progress toward our vision of creating a world-class memory management service connected to our personalized e-commerce solutions with Shutterfly Photos. By modernizing our technology platform and developing new customer-friendly features, we have addressed the friction points caused by multiple devices, fragmented storage options, and limited organization and search capabilities for interacting with photos and videos.

Competition

The industry for personalized and digital photography products and services is large, evolving, and intensely competitive, and we expect competition to increase in the future. We face intense competition from a wide range of companies, including the following:

•Online digital photography services companies such as Snapfish, Vistaprint, and many others;
•Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Pinterest, Snapchat and Google+;

•Photo hosting websites that allow users to upload and share images at no cost such as Apple iCloud and Google Photos;
•“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, Target, and others that offer low cost digital photography products and services. In addition to providing low-cost competitive product offerings on their respective websites, these competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;
•Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;
•Traditional offline stationery companies such as PaperSource, Crane & Co., and Papyrus;
•Cloud-based storage services and file-syncing services such as Dropbox, Box, Everalbum, Amazon Photos and iCloud;
•Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Postable, Artifact Uprising and Chatbooks;
•Photo-related software companies such as Apple, Microsoft, and Adobe;
•Online and offline companies specializing in photo-based merchandise and personalized home décor such as Zazzle, CafePress, Art.Com, Canvas On Demand, Personalization Mall, Personal Creations, Things Remembered, Mark & Graham, CustomInk, Teespring and Etsy.
•Providers of digital alternatives to our products, such as Paperless Post, Evite, Animoto, and PicCollage.
•Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;
•Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;
•Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;
•Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, Cameralends, AbelCine, and Adorama;
•Picture People and Portrait Innovations in the Lifetouch portrait studio business;
•Independent professional and amateur photographers who enjoy low barriers to entry and can offer flexible business terms and product options in the school photography, church photography and retail studio photography businesses;
•Primarily local and regional players that compete with the Lifetouch School photography business, including Inter-State Studio & Publishing, Barksdale School Portraits, Strawbridge Studios and Dorian Studio in the United States and Artona Group, Edge Imaging, Mountain West Studios and Pegasus School Images in Canada; and
•Jostens, Herff Jones, Balfour and Walsworth Publishing in yearbooks (all of whom have made significant investments in technology) in addition to several online yearbook providers such as Tree Ring and Picaboo.

We believe the primary competitive factors in attracting and retaining customers are brand recognition and trust, quality of products and services, breadth of products and services, user affinity and loyalty, customer service, ease of use, convenience, and price.

We believe that we compete favorably with respect to many of these factors, particularly customer trust and loyalty, quality and breadth of products and services, and customer service. Many of our competitors promote their products based on low prices or the convenience of same-day availability for digital photos printed in drugstores or other retail outlets. While we offer exciting and new promotions to ensure we are price competitive, we also distinguish our offering with design, quality and innovation.

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

As of December 31, 2018, we had 143 issued patents, which expire at various dates between 2019 and 2036, and more than 30 patent applications pending in the United States. Our issued patents and patent applications relate primarily to intelligent product creation; image uploading, sharing, and editing; ordering and sharing products; cloud image storage infrastructure; machine learning; manufacturing optimization; mobile and social media technologies; and automated and personalized manufacturing. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost efficient. However, we cannot be certain that any of our pending or any future applications will be granted. In addition, third parties could bring invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future.

Our primary brands are "Shutterfly," "Lifetouch," "Prestige Portraits," "Tiny Prints," "Wedding Paper Divas," and "BorrowLenses". We hold applications and/or registrations for the Shutterfly, Lifetouch Prestige Portraits, Tiny Prints, Wedding Paper Divas, BorrowLenses and Goovebook trademarks in our major territories of the United States and Canada, as well as in the European Community. We also hold applications and registrations for the Shutterfly trademark in Mexico, Japan and China, and for the Shutterfly and Tiny Prints trademarks in Australia and New Zealand. We own the domains Shutterfly.com, mylifetouch.com, TinyPrints.com, BorrowLenses.com and Groovebook.com among others.

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

Numerous laws have been adopted at the national and state level in the United States and provincial and federal level in Canada that could have an impact on our business. These laws include the following:

•The CAN-SPAM Act of 2003, similar laws adopted by a number of states, the Telephone Consumer Protection Act of 1991 and Canada's Anti-Spam Law. These laws are intended to regulate unsolicited commercial emails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers, regulate our ability to market to U.S. consumers by phone or text messaging, and control other abusive online marketing practices.

•The Communications Decency Act ("CDA"), which gives statutory protection to online service providers who distribute third-party content.

•The Digital Millennium Copyright Act ("DMCA"), which is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•The Children's Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, which are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•The California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and takes effect on January 1, 2020. It applies to entities that do business in California and imposes a number of additional requirements, such as disclosure obligations associated with the personal information that they collect, sell or disclose, including the purposes for which the personal information will be used. The CCPA also grants Californians new rights over their personal information, including for example rights to access personal information, request deletion of the information, and opt out of the sale of such information. The CCPA also includes anti-discrimination provisions that limit businesses’ ability to deny services, charge different prices, or offer different qualities of service to consumers who exercise their rights.

•The Illinois Biometric Information Privacy Act (the “IBIPA”), which was passed by the Illinois General Assembly in October 2008, which guards against the unlawful collection and storing of biometric information.

•Statutes adopted in the State of California and other states, require online services to report certain breaches of the security of personal data, and to report to consumers when their personal data might be disclosed to direct marketers.

•The Family Educational Rights in Privacy Act ("FERPA"), Connecticut’s Act Concerning Student Privacy (Public Act No. 16-189), Colorado’s Student Data Transparency and Security Act (16 CRS 22) and Canadian privacy statutes which regulate the way entities can collect and handle school data as well as contract with schools for services.

•The Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) and substantially similar provincial laws which govern how private sector organizations collect, use and disclose personal information in the course of commercial activities.

•The federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") includes provisions governing the use of gift cards, including specific disclosure requirements and a prohibition or limitation on the use of expiration dates and fees. Each state regulates gift cards in its own manner, so long as in concert with the CARD Act. Several states are attempting to pass new laws regulating the use of gift cards and amending state escheatment laws to try to pass new laws regulating the use of gift cards and amending state escheatment laws to try and obtain unused gift card balances.

•The Restore Online Shoppers' Confidence Act ("ROSCA") prohibits and prevents Internet-based post-transaction third-party sales and imposes specific requirements on negative option features.

•The Patient Protection and Affordable Care Act (the "Patient Act"), as well as other healthcare reform legislation being considered by Congress and state legislatures. Changes to our healthcare costs structure could increase our employee healthcare-related costs.

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

Employees

As of December 31, 2018, we had 7,094 full time employees. Below is a summary of employees by function as of December 31, for each of the last three years:

	2018 (1)	2017	2016
Cost of revenue	3,823	987	1,018
Technology and development	695	533	585
Sales and marketing	2,153	236	290
General and administrative	423	178	191
Total	7,094	1,934	2,084

(1) Employees of Lifetouch are included in 2018.

During the fall school picture day and peak holiday season, we hire contract workers on a temporary basis directly and from third-party outsourcing firms. For example, during our peak production period in the third and fourth quarter of 2018, we used approximately 12,500 temporary workers to assist in our photography, production and fulfillment operations. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

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

The public may also read and copy any materials we file with the Securities and Exchange Commission at its website at https://www.sec.gov.

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

On April 2, 2018, we completed our acquisition of Lifetouch, the national leader in school photography. Risks we may face in connection with the acquisition of Lifetouch include:

•We may not realize the benefits we expect to receive from the transaction, such as anticipated synergies, increasing revenue and enhanced financial position;
•We may have difficulties managing the acquired company’s technologies and lines of business; or entering into a new business where we have no or limited direct prior experience;
•The acquisition may not further our business strategy as we expected, we may not successfully integrate Lifetouch as planned, there could be unanticipated adverse impacts on Lifetouch’s business, or we may not otherwise realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill;
•Our operating results or financial condition may be adversely impacted by (1) claims or liabilities that we assume from Lifetouch including, among others, claims from government agencies, terminated employees, current or former customers or business partners, former employee stock ownership plan (ESOP Plan) participants or other third parties; (2) pre-existing contractual relationships of Lifetouch that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (3) unfavorable accounting treatment as a result of Lifetouch’s practices; and (4) intellectual property claims or disputes;
•Our ability to successfully manage the various Lifetouch businesses, which operate in a more decentralized manner than Shutterfly, and, in particular, the sales territory organization structure;
•Lifetouch was a privately-held company and has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The implementation of such controls may impair business operations, the costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Lifetouch’s financial and disclosure controls and procedures and any of these things could impact our ability to timely file our periodic reports;
•Lifetouch’s large workforce means greater compliance burden and increased risks of class action lawsuits, regulatory actions and potential claims or audits from governmental agencies;
•We may fail to find and retain enough qualified seasonal employees given an increase in competition;
•We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances existing prior to acquiring Lifetouch, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition; and
•We may have difficulty incorporating Lifetouch’s related supply chain operations with our existing supply chain infrastructure and maintaining uniform standards, controls, procedures and policies.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our net revenue, operating results and cash requirements are affected by the seasonal nature of our business.

Our business is highly seasonal, with a high proportion of our net revenue, net income and operating cash flows generated during the fourth quarter for both our Shutterfly consumer business and our Lifetouch business. For example, we generated approximately 50% of our net revenue in the fourth quarter during each of the last three years in our Shutterfly consumer business and Lifetouch generated approximately 35% of its net revenue in the fourth calendar quarter during each of the last three years. In addition, we incur significant additional expenses in the period leading up to Shutterfly's fourth quarter holiday season and Lifetouch's third quarter fall school portrait season and retail holiday season (our peak times), including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. We face intense competition for seasonal and temporary workers; with respect to Lifetouch’s seasonal photographers, this difficulty may be exacerbated now that the ESOP has been terminated. If we are unable to accurately forecast expense levels, our results of operations would likely be negatively impacted. Additionally, if we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, or if there is a meaningful decrease in demand for Lifetouch fall school photo day during the third quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

We also base our operating expense budgets on expected net revenue trends. A portion of our expenses, such as office, production facility, and various equipment leases and personnel costs, are largely fixed and are based on our expectations of our peak levels of operations. In addition, we must effectively manage the ramp-up and ramp-down of variable labor to achieve our expectations. Failure to accurately forecast or ineffectively manage such spikes can result in unexpected revenue or operating income shortfall. Accordingly, any shortfall in net revenue may cause significant variation in operating results in any quarter, particularly in the third and fourth quarters

If we are unable to meet our production requirements, our net revenue and results of operations would be harmed.

We believe that we must continue to upgrade and expand our current production capability to meet our projected net revenue targets. Our capital expenditures were approximately 5%, 6% and 8% of total net revenue for the years ended December 31, 2018, 2017 and 2016, respectively. The expenditures will continue to increase with the Lifetouch acquisition. Operational difficulties, such as a significant interruption in the operations of our production facilities or in facilities operated by third-parties, could delay production or shipment of our products. In addition, inclement weather, particularly heavy rain and snow could impair our production capabilities. Our inability to meet our production requirements, particularly in our peak season, could lead to customer dissatisfaction, impact Lifetouch's account retention, and damage our reputation and brands, which would result in reduced net revenue. Moreover, if the costs of meeting production requirements, including capital expenditures, were to exceed our expectations, our results of operations would be harmed.

In addition, at peak times, we face significant production risks, including the risk of obtaining sufficient qualified seasonal production personnel. Most of our workforce during these periods has historically been comprised of seasonal, temporary personnel. We have had difficulties in the past finding and retaining enough qualified seasonal employees, and our failure to find and retain qualified seasonal production personnel at any of our production facilities could harm our operations.

Uncertainties in general economic conditions and their impact on consumer spending patterns, particularly in the personalized products and photofinishing services categories, could adversely impact our operating results.

Our financial performance depends on general economic conditions and their impact on levels of consumer spending in the United States, particularly on personalized products and photofinishing services and professional photography and in Canada on Lifetouch's school business. Shutterfly consumer net revenue as a percentage of total net revenue was 49% in 2018, 84% in 2017 and 88% in 2016; substantially all of Lifetouch’s revenue was derived from consumers during these periods. Some of the macroeconomic conditions that can adversely affect consumer spending levels in the United States include domestic and foreign stock market volatility and its effects on net worth, anticipated economic slowdowns in foreign economies, high consumer debt levels, uncertainty in real estate markets and home values, fluctuating energy and commodity costs, rising or higher than average interest rates, higher than usual unemployment rates, limited credit availability, changes in tax laws, and general uncertainty about the future economic environment. If general economic conditions decline, customers or potential customers could delay, reduce or forego their purchases of our products and services, which are discretionary. Any decrease in the demand for our products and services could impact our business several ways, including lower prices for our products and services and reduced sales. In addition, adverse economic conditions may lead to price increases by our suppliers or increase our operating expenses due to, among other factors, higher costs of labor, energy, equipment and facilities which could in turn lead to additional restructuring actions by us and associated expenses. We may not be able to pass these increased costs on to our customers due to the macroeconomic environment and the resulting increased expenses and/or reduced income could have a material adverse impact our operating results.

Competitive pricing pressures, particularly with respect to pricing and shipping, may harm our business and results of operations.

Demand for our products and services is sensitive to price, especially in times of slow or uncertain economic growth and consumer conservatism. Many factors can significantly impact our pricing strategies, including production and personnel costs, and others outside of our control, such as consumer sentiment and our competitors’ pricing and marketing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenue and net income. For example, in the second and third quarters of 2018 we saw a deceleration of revenue associated with free promotions that impacted our top line consumer revenue. As we continue to implement more optimized and targeted pricing strategies, we cannot predict with certainty that these changes will have the expected impacts. From time to time, we have made changes to our pricing structure to remain competitive. Many of our products, including professionally-bound photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenue, gross margin, and adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenue and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenue from the fees we collect from shipping and handling of our products. For example, shipping and handling revenue for the Shutterfly brand website represented approximately 22% of our net revenue in 2018, 23% of our net revenue in 2017 and 19% in 2016. We also offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to acquire and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenue and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to acquire and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

We face intense competition from a range of competitors and may be unsuccessful in competing against current and future competitors.

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. For example, we saw a significantly greater marketing presence and more aggressive promotional activity from competitors in the fourth quarter in 2018 as compared to recent years, with competition both at the value and premium ends of the spectrum. We face intense competition from a wide range of companies, including the following:

•Online digital photography services companies such as Snapfish, Vistaprint, and many others;
•Social media companies that host and enable mobile access to and posting of images such as Facebook, Instagram, Twitter, Pinterest, Snapchat and Google+;
•Photo hosting websites that allow users to upload and share images at no cost such as Apple iCloud, Google Photos, and Flickr;
•“Big Box” retailers such as Wal-Mart, Costco, Sam’s Club, Target, and others that offer low cost digital photography products and services. In addition to providing low-cost competitive product offerings on their respective websites, these competitors provide in-store fulfillment and self-service kiosks for printing, and may, among other strategies, offer their customers heavily discounted in-store products and services that compete directly with our offerings;
•Drug stores such as Walgreens, CVS/pharmacy, and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;
•Traditional offline stationery companies such as PaperSource, Crane & Co., and Papyrus;
•Cloud-based storage services and file-syncing services such as Dropbox, Box, Everalbum, Amazon Photos and iCloud;
•Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Postable, Artifact Uprising and Chatbooks;
•Photo-related software companies such as Apple, Microsoft, and Adobe;
•Online and offline companies specializing in photo-based merchandise and personalized home décor such as Zazzle, CafePress, Art.Com, Canvas On Demand, Personalization Mall, Personal Creations, Things Remembered, Mark & Graham, CustomInk, Teespring and Etsy.
•Providers of digital alternatives to our products, such as Paperless Post, Evite, Animoto, and PicCollage.
•Home printing service providers such as Hewlett-Packard and Epson that are seeking to expand their printer and ink businesses by gaining market share in the digital photography marketplace;

•Enterprise digital and print communications companies such as RR Donnelley and Sons Company, O'Neil Data Systems, Inc., Quad/Graphics, Inc. and Viatech Publishing Solutions, Inc.;
•Regional photography companies such as Ritz Camera that have established brands and customer bases in existing photography markets;
•Camera and photographic supply companies that rent equipment nationwide both online and in brick-and-mortar stores such as LensRentals.com, Cameralends, AbelCine, and Adorama;
•Picture People and Portrait Innovations in the Lifetouch portrait studio business;
•Independent professional and amateur photographers who enjoy low barriers to entry and can offer flexible business terms and product options in the school photography, church photography and retail studio photography businesses;
•Primarily local and regional players that compete with the Lifetouch School photography business, including Inter-State Studio & Publishing, Barksdale School Portraits, Strawbridge Studios and Dorian Studio in the United States and Artona Group, Edge Imaging, Mountain West Studios and Pegasus School Images in Canada; and
•Jostens, Herff Jones, Balfour and Walsworth Publishing in yearbooks (all of whom have made significant investments in technology) in addition to several online yearbook providers such as Tree Ring and Picaboo.

Many of our competitors, particularly in the Shutterfly Consumer and SBS segments, have significantly longer operating histories; larger and broader customer bases, greater brand and name recognition; greater financial, research and development and distribution resources, and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. The numerous choices for digital photography services can cause confusion for consumers and may cause them to select a competitor with greater name recognition. Some competitors can devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industry may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects

Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.

Our future revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are difficult for us to predict and control. Factors that could cause our quarterly operating results to fluctuate include:

•demand for our products and services, including seasonal demand;
•our success in executing our pricing, market and general business strategy;
•our ability to attract visitors to our websites, convert those visitors into customers and encourage repeat purchases;
•the amount and timing of our operating and capital expenses;
•our ability to manage our production and fulfillment operations;
•the costs to produce our prints and photo-based products and merchandise to provide our services;
•the costs of expanding or enhancing our technology or websites;
•a significant increase in returns and credits, beyond our estimated allowances, for customers who are not satisfied with our products;
•the slower secular growth of our core-paper based products business, including the increasing commodification in the Prints business;
•decreases in travel, including declines or disruptions to the travel industry and variations in weather, particularly heavy rain and snow which tend to depress travel and picture taking;
•the potential impact of the current U.S political climate on consumer spending;
•the timing of holidays and the duration of the holiday shopping season which will be shorter in 2019 than it was in 2018;
•natural disasters or other events resulting in school closures could lead to cancellations or postponements of scheduled picture days, and could also impact Lifetouch’s school business operations in the field and/or production facilities;
•our ability to achieve the expected benefits of strategic partnerships or the loss of any such partnership;
•our ability to address increased shipping delays caused by our third-party shippers' inability to handle the ever-increasing number of consumers ordering goods online, particularly during the holiday shopping season;
•volatility in our stock price, which may lead to higher stock-based compensation expense;
•the deterioration of our business relationships with our Lifetouch hosts, including schools, preschools, and other organizations as well as retailers like JCPenney;

•general economic conditions, including recession and slow economic growth in the United States and worldwide and higher inflation;
•consumer preferences for digital photography services;
•improvements to the quality, cost and convenience of desktop printing of digital pictures and products;
•continued decline in church or house of worship attendance which impact Lifetouch’s church division; and
•global and geopolitical events with indirect economic effects such as pandemic disease, hurricane and other natural disasters, war, threat of war or terrorist actions.

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

There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

On February 5, 2019, the Company announced that its Board of Directors has formed a Strategic Review Committee and retained Morgan Stanley as financial advisor, as it continues an ongoing review of strategic and financial alternatives. The Strategic Review Committee is also evaluating the Company’s capital structure and capital return policy. There can be no assurance that any transaction will be consummated, and the process of exploring strategic and financial alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic and financial alternatives may cause or result in:

• disruption of our business;
• distraction of our management and employees;
• difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;
• difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;
• increased stock price volatility; and
• increased costs and advisory fees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic and financial alternatives, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.

To be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to identify, hire, integrate, retain and motivate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled senior management, technical, marketing and production personnel are critical to our future, and competition for experienced employees can be intense. Additionally, the current uncertainty around U.S. immigration rules could impact our ability to attract and retain qualified employees. We face significant competition for qualified personnel in all locations where we operate, including in the San Francisco Bay Area, where our headquarters are located and in Eden Prairie, Minnesota, where our Lifetouch principal office is located. We may be unable to attract and retain suitably qualified individuals who can meet our growing operational and managerial requirements, or we may be required to pay increased compensation to do so. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, a lack of management continuity could result in operational, technological, and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price and may make recruiting for future management positions more difficult.

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and senior executives could hinder our strategic planning and execution. We hired a new Chief Marketing Officer in October 2018. On February 5, 2019, we announced that Christopher North, our President, Chief Executive Officer and member of our Board, will be stepping down at the end of August 2019. We currently have not hired a replacement Chief Executive Officer. Our search process, which is being led by the Board, to identify a candidate for Chief Executive Officer continues, and we continue to work with an executive search firm to assist with the process of identifying, evaluating and recruiting candidates. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer. Our ability to execute our business strategies, ensure a cohesive management team, and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor President and Chief Executive Officer.

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
• continue to develop and upgrade our technology and information processing systems, including our enterprise resource planning (“ERP”) system;
• increase the participation rate at Lifetouch
• maintain and grow our websites, applications and customer operations;
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

If we are unable to acquire customers, or do so in a cost-effective manner, traffic to our websites would be reduced and our business and results of operations would be harmed.

Our success depends on our ability to attract customers and grow our active customer base, specifically in a cost-effective manner. On a net basis, our active customer base for Shutterfly Consumer has been relatively flat for the past three years. We rely on a variety of methods to bring visitors to our websites and mobile applications and promote our products, including paying fees to third parties who drive new customers to our websites and mobile applications, purchasing search results from online search engines, e-mail and direct mail marketing campaigns. We pay providers of online services, search engines, social media, advertising networks, directories and other websites and e-commerce businesses to provide content, advertising/media and other links that direct customers to our websites. We also use e-mail and direct mail to attract customers, and we offer substantial pricing discounts or free products to encourage repeat purchases and trial orders. For Lifetouch, our marketing efforts also include flyers distributed by our hosts, radio advertising and television advertising. Our methods of attracting customers, including acquiring customer lists from third parties can involve substantial costs, regardless of whether we acquire new customers as a result of such purchases. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts, and which has increased in recent years, especially as we shift our sales offerings from free to paid products, impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value. These potential impairment charges could harm our results from operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of acquiring customers using these methods significantly increase, or if we are unable to develop new cost-effective methods to obtain customers, our ability to attract new customers would be harmed, traffic to our websites and mobile applications may be reduced and our business and results of operations would be harmed.

Our sales to SBS customers can be unpredictable, can require significant ramp-up periods in the early stages of SBS contracts, and a decrease in SBS revenue or an increase in costs of SBS net revenue could adversely impact total net revenue and profit levels.

SBS revenue as a percentage of total net revenue was 12% in 2018, 16% in 2017 and 12% in 2016. SBS gross margins were 19% in 2018, 20% in 2017 and 26% in 2016. The declining gross margins of this segment, coupled with the increasing percentage of total revenue from SBS, may magnify the impact of variations in revenue and operating costs on our operating results. This may have an adverse effect on our overall margins and profitability. Our SBS revenue is highly concentrated in a small number of customers and the loss of, or reduction in volume from, one or more of our SBS customers could decrease SBS revenue and adversely impact our total net revenue. Our SBS customers also come from a variety of industries, often creating regulatory compliance issues for us as well as the need to maintain security for third-party data. These SBS customers also demand strict security requirements and specified service levels. If we fail to meet these service levels, we may not only lose an SBS customer, but may have to pay punitive costs for such failures. As our SBS business grows, issues that impact our sales to SBS customers may have a negative impact on our total sales. Our core business is consumer focused and we have less experience managing sales to SBS customers and may not sell as successfully to SBS customers, who often have long sales cycles, long implementation periods and significant upfront costs. In addition, we had in 2017 and 2018, and may continue to have in the future, low or no gross margins in the early stages of our contracts with SBS customers that often require significant ramp-up periods, which will adversely affect our total net revenue. To compete effectively in the SBS industry, we have in the past, and may in the future, be forced to offer significant discounts to large SBS customers at lower margins or reduce or withdraw from existing relationships with smaller SBS customers, which could negatively impact our net revenue and could adversely affect our gross margins and overall profitability.

If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology, and leasing facilities. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy, oil or fuel prices. Higher fuel prices have a corresponding increase in travel-related expenses of our Lifetouch photographers. Changes in federal and state minimum wage laws could raise the wage requirements for certain of our seasonal personnel, which could increase the pressure, particularly on Lifetouch, in hiring seasonal photographers and production workers; we may also experience competitive pressure to increase the wages paid to a large population of our employees resulting from other industry participants increasing wage levels. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs. Local land use and other regulations restricting the construction and operation of our production facilities, the adoption of local laws restricting our operations and environmental regulations, may increase the cost of sites and of constructing, leasing and operating our production facilities. If we are unable to keep the costs associated with operating our business aligned with the level of net revenue that we generate, our results of operations would be adversely affected.

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

Portions of our infrastructure, especially our photos domain for Shutterfly Photos, have run on a public cloud service (Amazon Web Services, Inc. or "AWS") for several years. Since the third quarter of 2017, Shutterfly has added additional workloads to AWS thereby expanding the portions of our infrastructure which run on a public cloud service, and we intend to continue to expand our use of AWS. Any disturbances in the AWS system may create unforeseen technical issues, which would negatively influence our business and reputation. Although we leverage the redundancy features available from our public cloud service provider, any outage to their infrastructure could adversely impact our site availability, potentially leading to poor customer experience and data loss. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that required AWS software updates and patches to mitigate such vulnerabilities and such updates and patches required AWS servers to be offline and slowed their performance.

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

This risk is heightened in the fourth quarter, as we experience significantly increased traffic to our websites during the holiday season and significantly higher order volumes. Any interruption that occurs during such time would have a disproportionately negative impact on our results of operations than if it occurred during a different quarter. For example, during the fourth quarter of 2018, a technical issue in our newly built shopping cart service caused a partial outage that prevented some customers from placing orders on Cyber Monday. Even after the issue was identified and corrected, many of those orders were not received by customers within the expected time frame. As a result, we refunded many of those orders which reduced net revenue, recognized excess costs related to expedited shipping upgrades, and increased customer service costs which negatively impacted our gross margins and our brand.

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

Any failure by us to protect the confidential information of our customers and employees, and our networks against security breaches and the risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

A significant prerequisite to e-commerce and communications is the secure transmission of confidential information over public networks. We may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. Even though we do not store customer credit cards on our computer system and use third-party systems to clear transactions, in case of an outage to a third-party system, we will temporarily store and bill our customers’ credit card accounts directly; orders are then shipped to a customer’s address and customers log on using their e-mail address. We rely on encryption and authentication technologies licensed from third parties to affect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, hacking or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. In addition to these threats, the security, integrity, and availability of our customers’ and employees’ data, including student photos, could be compromised by employee negligence, error or malfeasance, and technology defects. For example, due to the current status of Lifetouch’s customer contact processes, there is risk of providing photo access to the wrong customer, which could lead to loss of business with school districts and lead to brand reputation damage.

Our expanded use of cloud-based services could also increase the risk of security breaches as cyber-attacks on cloud environments are increasing to almost the same level as attacks on traditional information technology systems. For example, in 2014, we experienced a cyber-attack on our Tiny Prints, Treat and Wedding Paper Divas websites, which may have exposed the email addresses and encrypted passwords used by our customers to login to their accounts. We encrypt customer credit and debit card information, and we have no evidence that such information was compromised; however, any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and potential liability, which would substantially harm our business and results of operations. In addition, anyone who can circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches. Additionally, in 2018, we discovered that there had been unauthorized access to an internal testing environment, which could have resulted in exposure of employee confidential data. Although we discovered no evidence to indicate exposure of this data, we cannot determine that it did not occur; while we have taken remediation and precautionary measures to prevent this type of situation from occurring again, we cannot guarantee that these measures will be effective.

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

If the third-party vendors who we depend upon to purchase our supplies, market our products, produce many of our products or deliver our product fail to perform under our agreements with them or experience delays or interruptions in service, our customer experience will suffer, which would substantially harm our business, reputation and results of operations.

Our ability to provide a high-quality customer experience depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party product providers and shipping partners. For example, some of our products, such as select photo-based merchandise, are produced and shipped to customers by our third-party vendors, and we rely on these vendors to properly inspect and ship these products. We purchase photo-based and other product supplies and photography equipment from third parties. These parties could increase their prices, reallocate supply to others, including our competitors, or choose to terminate their relationship with us. Furthermore, if any of our third-party suppliers are unable to produce our products, we could have difficulty finding an alternative producer in a timely manner. In the third quarter of 2018, a third-party supplier unexpectedly shut down, which combined with Hurricane Michael, affected the ability of another third-party supplier that had absorbed the increased capacity to meet our production needs during peak times. In addition, we rely on third-party shippers, including the U.S. Postal Service and UPS to deliver our products to customers. Strikes, furloughs, reduced operations, increased shipping delays particularly during the holiday shopping season, or other service interruptions affecting these shippers could impair our ability to deliver merchandise on a timely basis. We also currently outsource some of our off-line and online marketing, and some of our customer service activities to third parties. In the fourth quarter of 2015, a third-party customer service provider experienced a disruption that affected our operations during peak times. Our failure to provide customers with high-quality products in a timely manner for any reason or a failure to meet customer expectations could substantially harm our reputation and our efforts to develop trusted brands, which would substantially harm our business and results of operations.

Lifetouch’s studio business is materially dependent upon JCPenney and any deterioration in Lifetouch’s relationships with JCPenney or in JCPenney’s business could have a material adverse effect on Lifetouch’s revenue.

Substantially all of Lifetouch’s studio business is derived from sales in JCPenney stores and is, therefore, materially dependent upon its relationship with JCPenney, the continued goodwill of JCPenney and the integrity of their brand names in the retail marketplace. In January 2019, JCPenney announced it would be closing three stores by the spring with additional closures potentially announced throughout the year. Lifetouch’s portrait studios in JCPenney leverage customer traffic generated by the JCPenney retail stores, and if the customer traffic through these stores decreases due to the weakness of the JCPenney business, further store closures, JCPenney chooses not to renew its agreement with us, general economic conditions or for any other reason, Lifetouch’s sales could be materially and adversely affected.

If the facility where our computer and communications hardware is located fails or if any of our production facilities fail, our business and results of operations would be harmed, and our reputation could be damaged.

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

We may experience difficulties implementing and maintaining our new enterprise resource planning system.

We purchased a new ERP system and are currently beginning its implementation. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

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

Although earlier in our history we have focused our business on consumer industry for silver halide prints, we have consistently evolved and broadened our offering to include other photo-based products, such as cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and other photo merchandise. We continually evaluate the demand for new products and services and the need to address trends in consumer demand and opportunities in the marketplace. For example, we have expanded in recent years into statement gifts and home décor, including wall art, ornaments and pillows, and video equipment rentals through the BorrowLenses brand, and we launched kids and pets categories in the second half of 2018. In the future, we may need to address additional segments and expand our customer demographic to grow our business. Our efforts to expand our existing services, create new products and services, address new segments or develop a significantly broader customer base may not be successful. Any failure to address additional opportunities could result in loss of market share, which would harm our business, financial condition and results of operations.

A decline in participation rate by customers in the Lifetouch school picture business and continued decrease in attendance of church services would have a negative impact on Lifetouch’s revenue.

An important element of profitability in the school picture business is the participation rate (percentage of students photographed whose parents purchase the photo). The tradition of families purchasing an annual school photo of their child and/or the school yearbook could erode over time. Likewise, reduction in number of high school seniors who are photographed for the yearbook, combined with the availability of alternative digital platforms for commemorating school achievements, could make the traditional printed yearbook less compelling overall. Similarly, the continued secular decline in people attending church services could reduce the number of participants in our church business. The existence or continuation of such trends would result in the loss of customers as well as lower net revenue.

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

The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the way we conduct our business; in fact, there are active discussions among U.S. legislators around adoption of a new U.S. federal privacy law. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data. For example, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which established a new framework for data protection in Europe effective as of May 2018. The GDPR imposes more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union (“EU”), reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms. In June of 2018, California enacted the CCPA, which will take effect on January 1, 2020. The CCPA has many similarities to the GDPR and imposes significant new obligations and limitations on businesses, including the Company, that collect and process personal information of California citizens. Complying with CCPA and changing domestic and international requirements may cause the Company to incur substantial costs, require the Company to change its business practices or reduce the overall demand for our business offerings, which could harm our financial condition and results of operations. Noncompliance could result in significant penalties or legal liability.

Lifetouch is uniquely subject to several student data privacy laws; any adverse publicity stemming from a data breach or failure to protect personal data (whether valid or perceived) could adversely affect Lifetouch’s relationship with schools, districts, education associations and parent groups, leading to loss of future business.

In its role as a service provider to schools, Lifetouch is subject to various privacy laws and regulations including, without limitation, the Family Educational Rights in Privacy Act (FERPA), Connecticut’s Act Concerning Student Privacy (Public Act No. 16-189), Colorado’s Student Data Transparency and Security Act (16 CRS 22) and Canadian privacy statutes. In recent years (since 2014), numerous student privacy bills have been introduced and laws passed at the federal and state levels. These laws regulate the way Lifetouch collects and handles the school data it relies on to conduct Picture Day, and the way Lifetouch contracts with schools for such services. Lifetouch also historically has relied on schools to distribute portrait packages and access credentials to parents. Newer methods enabling parents to order and receive their child’s images online provide many advantages but also entail risks inherent to internet transactions. We cannot guarantee that a person ordering a child’s photo has the legal right to receive it. Actual or perceived failure to comply with such laws could lead to significant reputational damage, enforcement actions, penalties and expenses. Additionally, the evolving regulatory environment for student data privacy may make it more difficult for Lifetouch to obtain the data from schools that it requires to conduct an efficient Picture Day, which may result in higher costs and inefficiencies. Increasing compliance and contracting requirements means increasing exposure to liability for breach and rising cost of doing business.

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

As of December 31, 2018, Shutterfly and Lifetouch had 143 patents issued and more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

Our primary brands are “Shutterfly,” “Lifetouch,” "Prestige Portraits," “Tiny Prints,” “Wedding Paper Divas,” and “BorrowLenses.” We hold applications and/or registrations for the Shutterfly, Lifetouch, Prestige Portraits, Tiny Prints, Wedding Paper Divas, BorrowLenses and Groovebook trademarks in our major territories of the United States and Canada as well as in the European Community. Our trademarks are critical components of our marketing programs. If we lose the ability to use these trademarks in any particular sector, we could be forced to either incur significant additional marketing expenses within that sector or elect not to sell products in that sector.

From time to time, third parties have adopted names similar to ours, applied to register trademarks similar to ours, and we believe have infringed or misappropriated our intellectual property rights and impeded our ability to build brand identity, possibly leading to customer confusion. In addition, we have been and may continue to be subject to potential trade name or trademark infringement claims brought by owners of trademarks that are similar to Shutterfly, Lifetouch, Tiny Prints, Wedding Paper Divas, BorrowLenses, or one of our other trademarks.

We respond on a case-by-case basis and where appropriate may send cease and desist letters or commence opposition actions and litigation. However, we cannot ensure that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers' perception of our brands, products, and services. Any claims or consumer confusion related to our trademarks could damage our reputation and brands and substantially harm our business and results of operations.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, rights of publicity and rights of privacy, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy and the rights of publicity apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet continue to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, and without limitation:

•The Digital Millennium Copyright Act (DMCA) is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (CDA) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.
•The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.
•The Credit Card Accountability, Responsibility and Disclosure Act (CARD Act) is intended to protect consumers from unfair credit card billing practices and adds new regulations on the use of gift cards, limiting our ability to expire them. Several states are attempting to pass new laws regulating the use of gift cards and amending state escheatment laws to try to pass new laws regulating the use of gift cards and amending state escheatment laws to try and obtain unused gift card balances.

•The Restore Online Shoppers’ Confidence Act (ROSCA) prohibits and prevents Internet-based post-transaction third-party sales and imposes specific requirements on negative option features.
•The Personal Information Protection and Electronic Documents Act of 2000 (PIPEDA) and substantially similar provincial laws in Canada govern how private sector organizations collect, use and disclose personal information in the course of commercial activities.
•The California Consumer Privacy Act of 2018 (CCPA), which will come into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and how we advertise to our users and to incur substantial expenditure in order to comply.
•The Illinois Biometric Information Privacy Act (IBIPA) regulates the collection, use, safeguarding, and storage of "biometric identifiers" or "biometric information" by private entities. While the statute specifically excludes photographs from its scope, to date there has been no dispositive judicial interpretation of that language.

The costs of compliance with these and other regulations may increase in the future because changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

Lifetouch often contracts with schools to provide spring portraits that feature a variety of looks and media different from the traditional fall headshot and that offer schools an opportunity for fundraising. In some markets, Lifetouch offers spring portraits under a “Family Approval” model whereby portrait products are distributed by the school to parents for review. Parents are asked to pay for the products they elect to keep (if any) and to return any products they do not wish to purchase to the school. Lifetouch has been and, in the future, may be subject to claims from individuals that these products qualify as “gifts” and/or that the program does not comply with legislation pertaining to “unsolicited goods.” While we do not believe that such legislation is applicable to school photography, if Lifetouch becomes subject to such claims and is required or elect to curtail the use of the Family Approval model, its business and revenue may be negatively impacted.

Our marketing practices could be subject to judicial or regulatory challenge.

We regularly offer free products, free shipping or free trials as an inducement for customers to try our products or as part of other promotional photographic programs. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers, for example, that customers are required to pay shipping, handling and/or processing charges to take advantage of a free product offer or that for our spring school photo day, families must return payments along with any prints they do not want under our “family approval model”, we have been and, in the future, may be subject to claims from individuals or governmental regulators that our offers are misleading or do not comply with applicable legislation. These claims may be expensive to defend and could divert management’s time and attention. If we become subject to such claims in the future or are required or elect to curtail or eliminate our use of free offers, our business and results of operations may be harmed.

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

We are subject to a variety of safety, health and environmental laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination and employee health and safety. We use regulated substances such as inks and solvents and generate air emissions and other discharges at our manufacturing facilities, and some of our facilities are required to hold environmental permits. If we fail to comply with existing safety, health and environmental laws and regulations, or new, more stringent safety, health and environmental laws and regulations applicable to us are imposed, we may be subject to monetary fines, civil or criminal sanctions, third-party claims, or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

The success of our business depends on our ability to adapt to the continued evolution of digital photography.

The digital photography industry is rapidly evolving. Professional photography and the tradition of school pictures is subject to continuing disruption from the changes in digital photography and commerce. Changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service and platform announcements and changing consumer demands and behaviors, including an ongoing trend toward increased video consumption, all impact our business. To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer. A shift in consumer demands toward video would also require additional network infrastructure, including data storage, to continue to satisfy the needs of our customers. Moreover, we face significant risks that, if the industry for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, we may find it difficult to create products to accommodate such an evolution or our current products and services may become less attractive, which would result in the loss of customers, as well as lower net revenue and/or increased expenses.

Purchasers of digital photography products and services may not choose to shop or rent online, which would harm our net revenue and results of operations.

The online industry for digital photography products and services, including photographic and video equipment rentals, is less developed than the online industry for other consumer products. With the acquisition of Lifetouch, our delivery of photographic products is greatly increased. Our success, and a key synergy anticipated from the acquisition of Lifetouch, will depend in part on our ability to acquire customers who historically have used traditional retail photography services or who have produced photographs and other products using self-service alternatives, such as printing at home. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or reduce the prices of our products and services to acquire additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. This risk is heightened during the period in which we are integrating Lifetouch, which has not previously been subject to the heightened control standards of a public company. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. We use numerous third-party licensed software packages, most notably our equity software, leasing software and our SBS resource planning software, which are complex and fully integrated into our financial reporting. Such third-party software may contain errors that we may not identify in a timely manner. If those errors are not identified and addressed timely, our financial reporting may not be in compliance with generally accepted accounting principles. Any such delays, errors or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employee, and business partners, and cause our stock price to experience periods of volatility or stagnation.

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

Our effective tax rate is subject to fluctuations under current tax regulations due to of stock-based compensation activity. This activity includes items such as windfalls and shortfalls associated with the vesting of restricted stock units and restricted stock awards, disqualifying dispositions when employees exercise and sell their incentive stock options within a two-year period, and exercise or cancellation of vested non-qualified stock options.

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

To date, we have conducted limited international operations, but may in the future decide to expand into international industries to grow our business. These expansion plans will require significant management attention and resources and may be unsuccessful. We have limited experience adapting our products to conform to local cultures, standards and policies. We may have to compete with established local or regional companies which understand the local industry better than we do. In addition, to achieve satisfactory performance for consumers in international locations it may be necessary to locate physical facilities, such as production facilities, in the foreign industries. We do not have experience establishing, acquiring or operating such facilities overseas. We may not be successful in expanding into any international industries or in generating revenue from foreign operations. In addition, different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may result in additional expenses, diversion of resources, including the attention of our management team.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. In addition, our stock price increased significantly after we announced our intention to acquire Lifetouch. Factors that could cause our stock price to fluctuate include:

•failure to realize the anticipated benefits from the Lifetouch acquisition;
•slow economic growth, and market conditions or trends in our industry or the macro-economy as a whole;
•worldwide economic and market trends and conditions;
•price and volume fluctuations in the overall stock market;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•the potential impact of the current U.S. political climate on consumer spending;
•the loss of key personnel;
•changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;
•ratings downgrades by any securities analysts who follow our company or debt rating agencies;
•business disruptions and costs related to shareholder activism;
•the public’s response to our press releases or other public announcements, including our filings with the SEC;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, acquisitions or capital commitments;
•introduction of technologies or product enhancements that reduce the need for our products;
•lawsuits threatened or filed against us;
•future sales of our common stock by our executive officers, directors and significant stockholders; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Provisions of our restated certificate of incorporation and restated bylaws and Delaware law may deter third parties from acquiring us.

Our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•our board is classified into three classes of directors, each with staggered three-year terms;
•only our chairman, our president and chief executive officer or a majority of our board of directors are authorized to call a special meeting of stockholders;
•our stockholders may take action only at a meeting of stockholders and not by written consent;
•vacancies on our board of directors may be filled only by our board of directors and not by stockholders;
•our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Our stock repurchase program could affect the price of our common stock and increase volatility and may be re-suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining under the board's prior authorizations. Through December 31, 2018, we have repurchased $533.2 million in stock under our total authorized amount of $646.0 million. In January 2018, we publicly announced that we had suspended our stock repurchase program, which we expect to reinstate in the fourth quarter of 2019. The stock repurchase program may be recontinued or discontinued at any time without prior notice. In the event that we recontinue our stock repurchase program, future repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

On April 2, 2018, in connection with our acquisition of Lifetouch, we incurred substantial indebtedness pursuant to an incremental term loan facility (the “Incremental Term Loan Facility”) in an aggregate principal amount of $825.0 million. The incremental term loan facility is an amendment of our initial term loan facility of $300.0 million dated as of August 17, 2017 (collectively, the “Credit Agreement”). The Incremental Term Loan Facility was fully funded at close. The Credit Agreement will mature on August 17, 2024 and requires quarterly principal payments, as well as mandatory prepayments due to assets sales or excess cash flow, with the balance payable at maturity.

Our substantial indebtedness could have important consequences to us including:

•increasing our vulnerability to adverse general economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in the economy and our industry;

•our ability to refinance our debt;
•exposing us to interest rate risk to the extent of our variable rate indebtedness; and
•making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.

The Credit Agreement contains customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

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

The Credit Agreement contains several covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, payment of dividends, transfer or sell assets and make restricted payments. These restrictions are subject to several limitations and exceptions set forth in the Credit Agreement. Our ability to meet the liquidity covenant may be affected by events beyond our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our properties consist primarily of owned and leased office facilities for manufacturing, warehousing, customer service, portrait studio, technical development and administrative personnel. The table below includes material owned property, property leases, including both operating and build-to-suit arrangements.

We believe that our existing facilities are adequate to meet our current needs.

Location	Principal Use	Square Footage	Lease Term
Redwood City, California	Corporate headquarters	100,000	2022
Fort Mill, South Carolina (1)	Manufacturing and customer service facility for Shutterfly Consumer and SBS segments	300,000	2023
Eden Prairie, Minnesota	Principal office for Lifetouch segment	289,000	owned
Shakopee, Minnesota (2)	Manufacturing and customer service facility for all segments	217,000	2024
Tempe, Arizona (3)	Manufacturing and customer service facility for Shutterfly Consumer and SBS segments	237,000	2025
Burnsville, Minnesota (4)	Warehousing and administrative facility for Lifetouch segment	100,000	2025
Bloomington, Minnesota (5)	Manufacturing and administrative facility for Lifetouch segment	90,000	owned
Chattanooga, Tennessee (5)	Manufacturing, warehousing and administrative facility for Lifetouch segment	78,000	owned
Chesapeake, Virginia	Manufacturing, warehousing and administrative facility for Lifetouch segment	60,000	owned
Loves Park, Illinois (5)	Manufacturing, warehousing and administrative facility for Lifetouch segment	60,000	owned
Chico, California (5)	Manufacturing and administrative facility for Lifetouch segment	53,000	owned
Galion, Ohio	Manufacturing, warehousing and administrative facility for Lifetouch segment	79,000	owned
Reno, Nevada	Manufacturing and administrative facility for Lifetouch segment	35,000	owned

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
(4) We assumed the lease for this facility in connection with our acquisition of Lifetouch in the second quarter of 2018.
(5) During the fourth quarter of 2018, the Company's Board of Directors approved a restructuring plan to close four Lifetouch facilities in 2019: Loves Park, Illinois; Bloomington, Minnesota; Chico, California; and Chattanooga, Tennessee and consolidate this volume into existing Shutterfly facilities and a new 237,000 square foot facility in Texas to be completed in the first half of 2020.

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

Monroy v. Shutterfly, Inc.

On November 30, 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against Shutterfly in the U.S. District Court for the Northern District of Illinois. The complaint asserts that Shutterfly violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. We believe the suit is without merit and intend to vigorously defend against it.

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

Vigeant v Meek et al.

On March 1, 2018, a purported class action complaint was filed against several directors of Lifetouch, Inc. (which became a direct wholly-owned subsidiary of Shutterfly on April 2, 2018) and the trustee of the Lifetouch Employee Stock Ownership Plan (the “ESOP”) in the U.S. District Court for the District of Minnesota (the "District Court"). On April 2, 2018, the complaint was amended to include the prior ESOP trustees and plan sponsor (Lifetouch) as additional named defendants. On November 7, 2018, the District Court granted defendant’s motion to dismiss in its entirety and with prejudice. Plaintiffs’ counsel filed a timely notice of appeal with the 8th Circuit Court of Appeals. The complaint alleges violations of the Employee Retirement Income Security Act, including that the ESOP should not have been permitted to continue investing in Lifetouch stock during a period in which the Lifetouch stock price was declining. The plaintiffs seek recovery for damages arising from the alleged breaches of fiduciary duty. We believe this suit is without merit and intend to vigorously defend against it.

In all cases, at each reporting period, we evaluate whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, we accrue for the amount, or if a range, we accrue the low end of the range as a component of legal expense. We monitor developments in these legal matters that could affect the estimate we had previously accrued. There are no amounts accrued that we believe would be material to our financial position, liquidity, and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shutterfly’s common stock is traded on The Nasdaq Global Select Market under the symbol “SFLY.” As of February 25, 2019, there were approximately 64 stockholders of record, excluding stockholders whose shares were held in nominee or street name by brokers. We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We suspended our share repurchase program as of December 31, 2017. On February 5, 2018, we announced that we expect to begin executing on a capital return plan during the fourth quarter of 2019.

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes to those statements included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2018(1)	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Operations Statement Data:
Net revenue	$1,961,820	$1,190,202	$1,134,224	$1,059,429	$921,580
Cost of net revenue	961,575	619,650	566,117	528,078	452,720
Restructuring	—	1,475	—	—	—
Gross profit	1,000,245	569,077	568,107	531,351	468,860
Operating expenses:
Technology and development	177,001	168,383	166,909	155,318	133,623
Sales and marketing	505,833	197,708	233,585	236,749	216,035
General and administrative	197,340	117,797	118,503	121,019	112,957
Capital lease termination	—	8,098	—	—	—
Restructuring	4,618	15,491	—	—	—
Total operating expenses	884,792	507,477	518,997	513,086	462,615
Income from operations	115,453	61,600	49,110	18,265	6,245
Interest expense	(61,239)	(27,836)	(23,023)	(20,998)	(16,732)
Interest and other income, net	5,444	1,481	501	744	508
Income (loss) before income taxes	59,658	35,245	26,588	(1,989)	(9,979)
(Provision for) benefit from income taxes	(9,262)	(5,160)	(10,682)	1,146	2,119
Net income (loss)	$50,396	$30,085	$15,906	$(843)	$(7,860)
Net income (loss) per share:
Basic	$1.52	$0.91	$0.47	$(0.02)	$(0.20)
Diluted	$1.45	$0.88	$0.45	$(0.02)	$(0.20)
Weighted average shares:
Basic	33,258	33,113	34,097	36,761	38,452
Diluted	34,832	34,106	35,190	36,761	38,452
(1) Results of Lifetouch are included in the consolidated statement of operations from the date of its acquisition in the second quarter of 2018.

The chart above includes the following stock-based compensation amounts:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of net revenue	$3,824	$4,339	$4,579	$4,134	$3,657
Technology and development	9,990	9,778	8,550	10,840	9,236
Sales and marketing	12,790	12,229	15,445	21,512	22,670
General and administration	21,117	17,227	17,118	23,972	26,199
Restructuring	—	814	—	—	—

The chart below includes selected data from our balance sheets:

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$566,386	$677,157	$330,055	$340,786	$475,337
Property and equipment, net	381,018	266,860	284,110	281,779	241,742
Working capital	324,203	230,210	212,188	200,505	350,925
Total assets	2,302,209	1,534,800	1,195,576	1,205,327	1,327,774
Current portion of long-term debt	14,203	297,054	—	—	—
Long-term debt	1,090,442	292,457	278,792	264,361	250,714
Other long-term liabilities	134,027	119,195	137,035	123,112	122,268
Total stockholders’ equity	674,366	550,724	559,161	606,062	757,806

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included elsewhere in this Annual Report on Form 10-K. In particular, the disclosure contained in Item 1A of this Annual Report may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.

The following discussion contains forward-looking statements, such as statements regarding our future operating results and financial position, our business strategy and plans, our trends, and our objectives for future operations. Please see "Note About Forward-Looking Statements" for more information about relying on these forward-looking statements.

Historically, we have reported two reportable segments. In conjunction with the acquisition of Lifetouch, Inc. on April 2, 2018, we expanded our reporting segments. We are now managed through three reportable segments, (i) Shutterfly Consumer, (ii) Lifetouch and (iii) Shutterfly Business Solutions.

Overview

We are the leading retailer and manufacturing platform for personalized products and communications. Founded and incorporated in the state of Delaware in 1999, Shutterfly has three reportable segments: Shutterfly Consumer, Lifetouch, and Shutterfly Business Solutions ("SBS"). Shutterfly Consumer and Lifetouch help consumers capture, preserve, and share life’s important moments through professional and personal photography, and personalized products. The Shutterfly brand brings photos to life in photo books, gifts, home décor, and cards and stationery. Lifetouch is the national leader in school photography, built on the enduring tradition of “Picture Day,” and also serves families through portrait studios and other partnerships. SBS delivers digital printing services that enable efficient and effective customer engagement through personalized communications. We are headquartered in Redwood City, California.

On April 2, 2018, we completed the acquisition of Lifetouch Inc. ("Lifetouch"). We are bringing Shutterfly’s strengths as the leader in personalized photo-based products coupled with photo storage, together with Lifetouch’s strengths as the leader in school and family photography, to create the only end-to-end memory solution for families. As a result of the acquisition, we have a new reportable segment for the Lifetouch business (refer to Note 15 - Segment Reporting for further details).

In 2018, revenue increased 65% year over year to approximately $2.0 billion. This increase was driven by the acquisition of Lifetouch which contributed $759.4 million and by a 19% increase in revenue from our SBS segment which contributed $230.6 million, while revenue from our Shutterfly Consumer segment decreased by $25.1 million year over year to $971.8 million. While our revenue results in 2018 were mixed, we had several successes due to our focus on long-term strategic priorities and investments in consumer facing programs and infrastructure projects that will provide future scale and scope efficiencies. These initiatives included the following:

•We continue to simplify the process of creating and purchasing personalized products. We launched a new shopping cart experience, offering interoperability between using a desktop browser and our mobile app. The new Cart significantly improves the speed of checkout and is far more scalable to our peak needs. We’ve also simplified how we present our pricing to customers, making it easier to understand the discount they’ll receive at every stage of the purchase path and reducing the need to enter discount codes.
•We saw solid performance in Personalized Gifts and Home Décor, which delivered a significant re-acceleration of growth as a result of the faster rate of new product introductions with 47 new products in 2018, double the number launched in 2017. In Cards & Stationery, several of the new features and formats we launched in 2018 resonated with customers this holiday season, including personalized foil which is a printing innovation that allows for a wide range of premium flexible designs using elegant metallic foil. Our Holiday card range included 1,400 designs in 2018; 800 for Shutterfly and 600 for Tiny Prints, with more than 75% of card designs being new.
•During the third quarter of 2018, we introduced two new categories on Shutterfly.com: Kids and Pets. These two categories are targeted to children and pet lovers who love to personalize their belongings and make a statement. The products offer range from kids’ room décor to school supplies and pet accessories such as bandanas, ID tags and pet blankets. The Kids category also includes a new line of personalized children’s storybooks with licensed content from Nickelodeon.
•In 2018, we continued to make improvements to our mobile app focusing on adding more products to the app, launching more than 60 new products, including a new app-exclusive program called Free-Book-A-Month, improving and simplifying in-app creation, and enhancing the shopping experience and navigation.
•We also offer Shutterfly Photos, our cloud photo management service, to our customers. During fall picture day season in 2018, Lifetouch school customers who purchased digital images from mylifetouch.com were able to access these pictures directly within Shutterfly Photos. These customers benefited from free storage for any personal photos they uploaded as well as their Lifetouch photos, and were able to create and purchase personalized products using these photos. Our experience shows that integrating customers’ photos onto Shutterfly Photos is the best way to drive customer engagement and purchases of our products. This initial phase technology integration is our first step in reaching a small set of customers; we expect modest revenue synergies for these activities in 2019, but are working towards deeper integration and larger revenue synergies in 2019 and beyond.
•SBS continued to expand as a business in 2018, with strong growth, demonstrating our ability to focus on execution and serving our large existing clients.

Basis of Presentation

Net Revenue.      Our net revenue is comprised of sales generated from Shutterfly Consumer, Lifetouch and SBS  segments.

Shutterfly Consumer. Our Shutterfly Consumer revenue includes sales from our brands and are derived from the sale of a variety of products such as, cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and prints, and the related shipping revenue as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our websites is also included in Shutterfly Consumer revenue.

Lifetouch. Our Lifetouch revenue is primarily from professional photography services for schools, preschools and retail studios operated by Lifetouch under the JCPenney Portrait brand as well as Churches and other groups.

SBS. Our SBS revenue is primarily from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for our business customers. We continue to focus our efforts in expanding our presence in this industry.

Our Shutterfly Consumer segment is subject to seasonal fluctuations. In particular, we generate a substantial portion of our Shutterfly Consumer segment revenue during the holiday season in the fourth quarter. We also typically experience increases in the Shutterfly Consumer segment during shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day and Halloween. We generally experience lower Shutterfly Consumer segment revenue during the first, second and third calendar quarters and have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, Shutterfly Consumer segment order backlog is not material to our business.

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

Our Lifetouch segment is also subject to seasonal fluctuations. In particular, we generate a substantial portion of our Lifetouch segment revenue in the fourth quarter during the traditional fall school and holiday portraits season. The Lifetouch segment also typically experiences increases in net revenue during the second quarter due to the spring school portrait and yearbook seasons.

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

Technology and development expense consists primarily of salaries and benefits for employees and professional fees for contractors engaged in the maintenance and support of our website, developing features and functionality for our free photo storage service, and developing and maintaining internal infrastructure, internal reporting tools and network security and data encryption systems. These expenses include depreciation of computer and network hardware used to run our websites, store user photos and related data, and support our infrastructure, as well as amortization of software used to operate such hardware. Technology and development expense also includes co-location, power and bandwidth costs.

Sales and marketing expense consists of costs incurred for marketing programs, and personnel and related expenses for our customer acquisition, product marketing, business development, and public relations activities. As it relates to the Lifetouch segment, sales and marketing expenses also consist of costs incurred to acquire host accounts (e.g., schools or churches) as well as the costs for marketing programs directed at the end-consumer. These costs include labor costs for sales professionals and account managers who maintain host relationships as well as the personnel and related expenses for product marketing activities. Our marketing efforts consist of various online and offline media programs, such as e-mail and direct mail promotions, flyers distributed by our hosts, social media and online display advertising, radio advertising, television advertising, the purchase of keyword search terms and various strategic alliances. We utilize these efforts to attract customers to our service.

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

Interest Expense.   Interest expense consists of interest on our convertible senior notes arising from amortization of debt discount, amortization of debt issuance costs and our 0.25% coupon payment up until its settlement in May 2018, interest on our term loans issued in October 2017 and April 2018, costs associated with our syndicated credit facilities, and costs associated with our capital leases and build-to-suit arrangement financing obligations.

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

 Revenue Recognition. We derive our revenue from Shutterfly Consumer, Lifetouch and SBS product sales, net of applicable sales tax, collected from customers, which are remitted to governmental authorities. Revenue is recognized when control of the promised products or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Cash discounts are available to be used by customers at the time of purchase and are deducted from gross revenue in determining net revenue. Allowances for sales returns, which reduce revenue and cost of sales are estimated using historical experience. In arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the prices charged to customers or using expected cost plus a margin. Shipping charged to our customers is recognized as revenue upon shipment and the related shipping costs are recognized as cost of net revenue.

Shutterfly Consumer.  Shutterfly Consumer revenue is primarily derived from the sale of products such as cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and prints, etc. Customers place Shutterfly Consumer product orders through the Shutterfly website or mobile apps and pay primarily using credit cards. The credit card payments are charged, and revenue is recognized upon shipment of the fulfilled orders, which generally occurs upon delivering to the carrier.

Lifetouch. The Lifetouch revenue is primarily derived from the sale of photographic and publishing products. Customers place Lifetouch product orders through the Lifetouch website, via paper order forms for school pictures, or in person at the JCPenney photo studios and churches. Customers pay using credit cards, or fill out an order form and enclose the required payment. We consider several indicators for the transfer of control to our customers, including the significant risks and rewards of ownership of products, our right to payment, the legal title of the products, the physical possession of the products and the customer acceptance. Revenue is generally recognized upon shipment of the fulfilled orders, which generally occurs upon delivery to the carrier or when fulfilled orders arrive at studio locations and are available for customer pickup, which is the point of time control transfers to the customer.

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

We rely upon the following practical expedients and exemptions allowed for in the revenue recognition accounting standard. Our incremental direct costs of obtaining a contract consist of Lifetouch and SBS sales commissions. We do not defer such incremental direct costs as the related performance obligations are satisfied within a short period of time and we elected to apply the practical expedient per ASC 340-40-25-4 related to expensing contract acquisition costs with the amortization period of less than one year. We do not provide any financing services to our customers. In addition, we do not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less and (b) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services performed.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from two to fifteen years, and the amortization is allocated between cost of net revenue and operating expenses. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during our fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

For our annual goodwill impairment analysis, we operate under three reporting units. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of this qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of our reporting units is less than its carrying amounts, the quantitative impairment test will be required. Otherwise, no further testing will be required.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than not that the fair value of our reporting units is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using a combination of the income approach (using discounted cash flows) and the market approach. Forecasts of future cash flows are based on our best estimate of future net revenue and operating expenses, based primarily on expected reporting unit expansion, pricing, market segment share, and general economic conditions.

Software and Website Development Costs. We capitalize costs associated with website development and software developed or obtained for internal use. Accordingly, payroll and payroll-related costs and stock-based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is generally three years. Costs associated with minor enhancements and maintenance for our website and internally developed software are expensed as incurred.

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered cumulative earnings and projected future earnings in assessing the need for a valuation allowance against our deferred tax assets. In 2018, our valuation allowance against certain California, South Carolina, and Arizona deferred tax assets increased to $18.9 million from $17.1 million in 2017.  Based on our assessment, excluding the valuation allowance recorded related to certain Arizona, California and South Carolina deferred tax assets that are not likely to be realized, it is more likely than not that our U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences as of December 31, 2018. Accordingly, with exception of the valuation allowance discussed above, no additional valuation allowance has been recorded on net deferred tax assets as of December 31, 2018. Our business is cyclical and taxable income is highly dependent on revenue that historically has occurred during the fourth quarter. If there are changes to this historic trend and our fourth quarter does not yield results in-line with expectations, we may not be profitable in a given year resulting in a potential cumulative loss. If this were to occur, we would pursue any possible tax planning strategies that are feasible and prudent to avoid the expiration of our tax attributes. We will continue to assess the need for a valuation allowance in the future.
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

Stock-Based Compensation Expense. We measure our stock-based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock units ("RSUs").

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

The cost of RSUs and performance-based restricted stock units ("PBRSUs") is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for RSUs on a straight-line basis over the vesting period. Compensation expense associated with PBRSUs granted in previous years is recognized on an accelerated attribution model. As of December 31, 2018, the PBRSUs granted in previous years are only subject to service vesting conditions as the performance criteria has been met. In 2018, we granted PBRSUs that have both performance criteria tied to our 2020 financial performance and a three-year service condition. Compensation cost associated with these PBRSUs is recognized based on the estimated number of shares the Company ultimately expects will vest and amortized on a straight-line basis over the requisite service period as these PBRSUs consist of only one tranche.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenue:

	Year Ended December 31,
	2018	2017	2016
Net revenue	100%	100%	100%
Cost of net revenue	49	52	50
Gross profit	51	48	50
Operating expenses:
Technology and development	9	14	15
Sales and marketing	26	17	21
General and administrative	10	10	10
Capital lease termination	—	1	—
Restructuring	—	1	—
Total operating expenses	45	43	46
Income from operations	6	5	4
Interest expense	(3)	(2)	(2)
Interest and other income, net	—	—	—
Income before income taxes	3	3	2
Provision for income taxes	—	—	(1)
Net income	3%	3%	1%

 Comparison of the Years Ended December 31, 2018 and 2017

The following table presents the results of operations:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Consolidated
Net revenue	$1,961,820	$1,190,202	$771,618	65%
Cost of net revenue	961,575	619,650	341,925	55%
Restructuring	—	1,475	(1,475)	(100)%
Gross profit	1,000,245	569,077	431,168	76%
Gross margin	51%	48%
Operating expenses:
Technology and development	177,001	168,383	8,618	5%
Sales and marketing	505,833	197,708	308,125	156%
General and administrative(1)	197,340	117,797	79,543	68%
Capital lease termination	—	8,098	(8,098)	(100)%
Restructuring	4,618	15,491	(10,873)	(70)%
Total operating expenses	884,792	507,477	377,315	74%
Income from operations	115,453	61,600	53,853	87%
Interest expense	(61,239)	(27,836)	(33,403)	120%
Interest and other income, net	5,444	1,481	3,963	268%
Income before income taxes	59,658	35,245	24,413	69%
Provision for income taxes	(9,262)	(5,160)	(4,102)	79%
Net income	$50,396	$30,085	20,311	68%
(1) The general and administrative expenses of $197.3 million for year ended December 31, 2018 include $15.5 million in acquisition-related charges related to the acquisition of Lifetouch.

Net revenue

Net revenue increased $771.6 million, or 65%, in 2018 compared to 2017. Our Shutterfly Consumer, Lifetouch and SBS segments represented 49%, 39% and 12%, respectively, of total net revenue in 2018. The acquisition of Lifetouch contributed $759.4 million of the revenue growth in 2018. The remaining revenue growth was attributable to an increase in $37.3 million of revenue from the SBS segment, partially offset by revenue declines in the Shutterfly Consumer segment of $25.1 million, a 3% year-over-year decrease, as 3% organic Shutterfly Brand growth was offset by lost revenue from the brands and websites we shuttered in the 2017 platform consolidation and a year-over-year decline in the TinyPrints Boutique.

Cost of net revenue

Cost of net revenue increased $341.9 million, or 55%, in 2018 compared to 2017.

Excluding amortization of intangible assets, stock-based compensation expense and purchase accounting adjustments, our reportable segments contributed to the increase in cost of net revenue as follows:
•The Lifetouch segment contributed $310.4 million to the increase in cost of net revenue as we acquired Lifetouch during the second quarter of 2018;
•Cost of net revenue for our SBS segment increased $33.3 million primarily driven by the related increase in revenue; and
•Cost of net revenue for our Shutterfly Consumer segment decreased $4.4 million driven by the corresponding decrease in revenue.
Amortization of intangible assets expense for cost of net revenue increased $3.2 million and stock-based compensation expense decreased $0.5 million. The increase in amortization of intangible assets expense is due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch of $6.6 million, partially offset by certain of our intangible assets that became fully amortized.

Gross margin increased to 51% in 2018 from 48% in 2017 primarily related to business mix as we acquired Lifetouch in April 2018 and Lifetouch has higher gross margins as compared to Shutterfly Consumer and SBS.

Technology and development

Our technology and development expense increased $8.6 million, or 5% in 2018, compared to 2017. As a percentage of net revenue, technology and development decreased to 9% in 2018 from 14% in 2017. Excluding amortization of intangible assets, stock-based compensation expense and integration costs, our reportable segments contributed to the increase in technology and development expense as follows:
•The Lifetouch segment contributed $21.7 million to the increase in technology and development expenses;
•Technology and development expenses for the Shutterfly Consumer segment decreased $16.0 million; and
•Technology and development expenses for the SBS segment decreased $4.3 million.
Due to the acquisition of Lifetouch, amortization of intangible assets expense for technology and development increased $3.7 million. Stock-based compensation expense increased $0.2 million and we also recorded $3.3 million in integration costs in technology and development expenses.

Sales and marketing

Our sales and marketing expense increased $308.1 million, or 156% in 2018, compared to 2017. As a percentage of net revenue, sales and marketing increased to 26% in 2018 from 17% in 2017. Excluding amortization of intangible assets, stock-based compensation expense and integration costs, our reportable segments contributed to the increase in sales and marketing as follows:
•The Lifetouch segment contributed $288.6 million to the increase in sales and marketing expenses;
•Sales and marketing expenses for the Shutterfly Consumer segment decreased $2.2 million; and
•Sales and marketing expenses for the SBS segment increased $1.6 million.
Amortization of intangible assets expense for sales and marketing increased $18.7 million due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch of $24.2 million, partially offset by certain of our intangible assets that became fully amortized. Stock-based compensation expense increased $0.6 million and we also recorded $0.8 million in integration costs in sales and marketing expenses.

General and administrative

Our general and administrative expense increased $79.5 million, or 68%, in 2018, compared to 2017. As a percentage of net revenue, general and administrative expense remained flat at 10% in both 2018 and 2017. The acquisition of Lifetouch contributed $59.1 million to the increase in general and administrative expenses which primarily consists of salaries and benefits expenses and to a lesser extent, professional fees, facilities costs and credit card fees. During 2018 we recorded $15.5 million in acquisition-related charges in connection with the acquisition of Lifetouch and an increase in stock-based compensation expense of $3.9 million.

Capital lease termination

In 2017, there were $8.1 million in capital lease termination charges within operating expenses. These charges related to leased equipment from an existing vendor which we purchased and subsequently resold to HP during the second quarter of fiscal 2017.

Restructuring expense

In 2018, there were $4.6 million of restructuring charges within operating expenses in connection with the exit of Lifetouch's iMemories business and our planned exit of four facilities in 2019. Restructuring for the Lifetouch's iMemories business, which consists of $1.0 million in lease termination costs, $0.8 million in employee-related costs and $1.2 million in other costs, was completed during the second quarter of 2018. The restructuring for the planned facilities exits consists of $0.9 million in employee related costs and $0.8 million in depreciation of property and equipment. The facilities exit will be completed in 2019.

In 2017, there were $15.5 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $8.4 million in depreciation expense of disposed assets and facility closures, and $5.9 million in employee-related costs such as severance and retention expense, and $1.2 million related to other costs.

Interest expense

Interest expense was $61.2 million in 2018 compared to $27.8 million in 2017. This increase is primarily driven by interest expense for the initial term loan drawn in October 2017 and the incremental term loan drawn in April 2018 to finance the acquisition of Lifetouch. These increases are partially offset by decrease in interest expense for the convertible senior notes paid in May 2018.

Interest and other income, net

Interest and other income, net was $5.4 million in 2018 compared to $1.5 million in 2017. This increase is due to higher interest income resulting from higher cash equivalents and investment balances and higher interest rates.

Provision Income Taxes

We recorded an income tax provision of $9.3 million and $5.2 million in 2018 and 2017, respectively. Our effective tax rate was 16% in 2018, compared to 15% in 2017. Factors that impacted the effective tax rate include the federal research and development credit and limitations on executive compensation and the deduction of stock-based compensation.

Segment Information

We report our financial performance based on the following reportable segments: Shutterfly Consumer, Lifetouch and SBS. The segment amounts included in this section are presented on a basis consistent with our internal management reporting.

Additional information on our reportable segments is contained in Note 15 - Segment Reporting of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

Shutterfly Consumer Segment

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer
Net revenue	$971,829	$996,963	$(25,134)	(3)%
Cost of net revenue(1)	452,226	456,665	(4,439)	(1)%
Technology and development(1)	124,670	140,698	(16,028)	(11)%
Sales and marketing(1)	168,442	170,687	(2,245)	(1)%
Credit card fees	25,072	25,645	(573)	(2)%
Margin	$201,419	$203,268	$(1,849)	(1)%
Margin %	21%	20%
(1) Excludes stock-based compensation expense and amortization of intangible assets.

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(figures in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	9,767	10,048	(281)	(3)%
Total Number of Orders	23,626	26,328	(2,702)	(10)%
Average order value (AOV)	$41.13	$37.87	$3.26	9%

Shutterfly Consumer net revenue decreased $25.1 million, or 3%, in 2018 compared to 2017. While organic Shutterfly Brand revenue grew 3%, in 2018 compared to 2017, the growth was offset by lost revenue from the brands and websites we shuttered in the 2017 platform consolidation and a year-over-year decline in the TinyPrints Boutique. Further, revenue declined due to a continuing mix shift away from free promotions, where customers receive the product for free but pay for shipping and handling, towards paid purchases.

Total Shutterfly Consumer segment customers decreased 3% and total number of orders decreased 10%, while AOV increased 9% in 2018 compared to 2017. These metrics reflect a combination of the effects of the platform consolidation, weak performance on promotions, the changing mix away from free and towards paid revenues, a decline in the Prints category and the TinyPrints Boutique, and soft new customer growth. AOV increased primarily due to the mix shift towards paid revenues and away from free, as well as product mix.

Shutterfly Consumer segment cost of net revenue decreased $4.4 million, or 1%, in 2018 compared to 2017. Shutterfly Consumer gross margin was 53% in 2018 compared to 54% in 2017. The decrease in gross margin was due to lower volumes, product mix, and an increase in amortization cost of revenue from capitalized technology expenses related to our strategic initiatives, partially offset by our higher AOV and the mix shift away from free revenues.

Shutterfly Consumer segment technology and development expense decreased $16.0 million, or 11% in 2018 compared to 2017. The overall decrease was primarily due to a decrease of $7.8 million in salaries and benefits due to lower bonus and lower headcount, a decrease of $6.3 million due to lower depreciation, and a decrease of $1.8 million in facilities costs. In 2018, we capitalized $31.0 million in eligible salary and consultant costs, including $1.2 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $25.6 million capitalized in 2017, which included $1.3 million of stock-based compensation expense.

Shutterfly Consumer segment sales and marketing expense decreased $2.2 million, or 1%, in 2018 compared to 2017. The decrease in the Shutterfly Consumer sales and marketing expense was primarily due to a decrease of $6.6 million in salaries and benefits due to lower headcount and lower bonus partially offset by $4.8 million higher expense for working marketing dollars and promotional consumer platforms spend.

Shutterfly Consumer segment margin for 2018 was $201.4 million, a $1.8 million, or 1%, decrease, compared to 2017 due to decrease in revenue and gross margin. The segment margin improved to 21% in 2018 from 20% in 2017 primarily due to lower technology and development expense during 2018 compared to 2017.

Lifetouch Segment

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Lifetouch
Net revenue(1)	$798,718	$—	$798,718	100%
Cost of net revenue(2)(3)	299,467	—	299,467	100%
Technology and development(3)	21,711	—	21,711	100%
Sales and marketing(3)	288,578	—	288,578	100%
Credit card fees	8,951	—	8,951	100%
Margin	$180,011	$—	$180,011	100%
Margin %	23%	—%

(1) Yearbook sales and collections for the Lifetouch segment are made throughout the school year, whereas yearbooks are typically delivered toward the end of the school year in the second quarter of the fiscal year. Business combination accounting principles require us to record the acquired deferred revenue at fair value on the acquisition date measured based on the cost to manufacture and deliver the yearbooks, plus a profit margin. Management reporting includes this purchase accounting adjustment which primarily relates to yearbook sales in net revenue for the Lifetouch segment. See reconciliation of "GAAP net revenue to Non-GAAP revenue" in "Non-GAAP Financial Measures" on page 56 of this Form 10-K.
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

We acquired Lifetouch on April 2, 2018. In the second quarter, Lifetouch has seasonality as the Schools business focuses on providing spring photography for grades K-8, as well as sports photography, yearbooks, and senior graduation photography. In the third quarter, Lifetouch experiences its peak season with the Fall School picture day tradition, the cornerstone program in the Schools business. Strong performances in both the Schools and Pre-School businesses in the second and third quarters of 2018 were supported by good account retention and solid growth in new accounts, leading to net account growth. This growth was partially offset by the Church business, which continues to decline.

Cost of net revenue in 2018 of $299.5 million primarily relates to salaries and benefits costs incurred to capture and produce photography products, and to a lesser extent, cost of net revenue expense related to direct materials and depreciation of production and photography equipment and manufacturing facilities.

Technology and development expenses in 2018 of $21.7 million primarily relate to salaries and benefit expenses for employees. Sales and marketing expenses in 2018 of $288.6 million primarily relate to costs incurred for marketing programs and personnel and related expenses to acquire host accounts (schools or churches) as well as the costs for marketing programs directed at the end-customer.

The Lifetouch segment margin in 2018 was $180.0 million. Lifetouch profits were driven primarily by the Schools business as noted above.

Shutterfly Business Solutions (SBS) Segment

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Shutterfly Business Solutions (SBS)
Net revenue	$230,588	$193,239	$37,349	19%
Cost of net revenue(1)	187,392	154,068	33,324	22%
Technology and development(1)	13,614	17,907	(4,293)	(24)%
Sales and marketing(1)	6,067	4,476	1,591	36%
Margin	$23,515	$16,788	$6,727	40%
Margin %	10%	9%
(1) Excludes stock-based compensation expense and amortization of intangible assets.

SBS segment net revenue increased $37.3 million, or 19%, in 2018 compared to 2017. SBS segment revenue growth was driven by a multi-year deal we signed in the third quarter of 2017 with an existing technology client, where volumes ramped more rapidly than planned in 2018.

SBS segment cost of net revenue increased $33.3 million, or 22%, in 2018 compared to 2017 primarily due to higher revenue. SBS gross margin was 19% in 2018 compared to 20% in 2017. The gross margin decrease was due to the new deal signed in the third quarter of 2017, which had lower margins during the client's initial ramp period.

SBS segment technology and development expenses decreased $4.3 million, or 24%, in 2018 compared to 2017. The overall decrease was primarily due to a decrease of $3.1 million for professional fees and $1.0 million in salaries and benefits. In 2018, we capitalized $6.6 million in eligible salary and consultant costs, associated with software developed or obtained for internal use, compared to $7.5 million capitalized in 2017.

SBS segment sales and marketing expense increased $1.6 million, or 36%, in 2018 compared to 2017. The increase was primarily due to an increase in employees' salaries and benefits.

SBS segment margin in 2018 was $23.5 million, a $6.7 million, or 40%, increase compared to 2017, driven by growth from the multi-year deal signed in the third quarter of 2017 as well as growth from other client wins.

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Consolidated
Net revenue	$1,190,202	$1,134,224	$55,978	5%
Cost of net revenue	619,650	566,117	53,533	9%
Restructuring	1,475	—	1,475	100%
Gross profit	569,077	568,107	970	—%
Gross margin	48%	50%
Operating expenses:
Technology and development	168,383	166,909	1,474	1%
Sales and marketing	197,708	233,585	(35,877)	(15)%
General and administrative	117,797	118,503	(706)	(1)%
Capital lease termination	8,098	—	8,098	100%
Restructuring	15,491	—	15,491	100%
Total operating expenses	507,477	518,997	(11,520)	(2)%
Income from operations	61,600	49,110	12,490	25%
Interest expense	(27,836)	(23,023)	(4,813)	21%
Interest and other income, net	1,481	501	980	196%
Income before income taxes	35,245	26,588	8,657	33%
Provision for income taxes	(5,160)	(10,682)	5,522	(52)%
Net income	$30,085	$15,906	$14,179	89%

Net revenue increased $56.0 million, or 5%, in 2017 compared to 2016. Our Shutterfly Consumer and SBS segments represented 84% and 16%, respectively, of total net revenue in 2017. Revenue growth was attributable to increase in revenue from the SBS segment while revenue from the Shutterfly Consumer segment remained flat year over year.

Cost of net revenue

Cost of net revenue increased $53.5 million, or 9%, in 2017 compared to 2016. As a percentage of net revenue, cost of net revenue was 52% in 2017 compared to 50% in 2016. Gross margin decreased to 48% in 2017 from 50% in 2016 due to greater SBS segment mix and lower gross margin in the SBS segment.

Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:

•Cost of revenue for our SBS segment increased by $53.5 million, primarily driven by related increase in revenue.
•Cost of net revenue for our Shutterfly Consumer segment increased by $1.3 million.

Amortization of intangible assets expense for cost of net revenue decreased $1.0 million and stock-based compensation expense decreased $0.2 million. Also impacting gross profit in 2017 was $1.5 million of restructuring charges related to inventory markdowns.

Technology and development

Our technology and development expense increased $1.5 million, or 1%, in 2017, compared to 2016 as we continue to invest in mobile, simplifying the customer experience, the Shutterfly consumer platform consolidation and our SBS Business. As a percentage of net revenue, technology and development expense decreased to 14% in 2017 from 15% in 2016. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in technology and development as follows:

•Technology and development for our SBS segment increased by $5.8 million.

•Technology and development for our Shutterfly Consumer segment decreased by $5.5 million.

Stock-based compensation expense increased $1.2 million in 2017 compared to 2016. As of December 31, 2017, headcount in technology and development decreased by 9% compared to December 31, 2016, reflecting our strategic focus on improving our long-term operating efficiency through the consumer platform consolidation.

Sales and marketing

Our sales and marketing expense decreased $35.9 million, or 15%, in 2017 compared to 2016. As a percentage of net revenue, total sales and marketing expense decreased to 17% in 2017 from 21% in 2016. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the decrease in sales and marketing as follows:

•Sales and marketing for our Shutterfly Consumer segment decreased by $27.9 million.
•Sales and marketing for our SBS segment decreased by $0.5 million.

Amortization of intangible assets expense for sales and marketing decreased $4.2 million in 2017 compared to 2016 due to our intangible assets that became fully amortized. Stock-based compensation expense decreased $3.2 million in 2017 compared to 2016. As of December 31, 2017, headcount in sales and marketing decreased by 19% compared to December 31, 2016 reflecting our strategic focus on improving our long-term operating efficiency through the consumer platform consolidation

General and administrative

Our general and administrative expense decreased $0.7 million, or 1%, in 2017 compared to 2016. As a percentage of net revenue, general and administrative expense remained flat at 10% in 2017 and 2016. The decrease in general and administrative expense is primarily due to a decrease of $4.4 million in depreciation and amortization expense and a decrease of $0.7 million in credit card fees. These factors were partially offset by an increase of $1.8 million in personnel related costs related to bonuses, an increase of $1.4 million in facility costs, and an increase of $0.7 million in professional fees. General and administrative expense for 2017 includes acquisition-related expenses of approximately $2.0 million.

Capital lease termination

In 2017, there was an $8.1 million capital lease termination charge within operating expenses. This charge related to leased equipment from an existing vendor which we purchased and subsequently resold to HP, Inc. during the second quarter of fiscal 2017.

Restructuring expense

In 2017, there were $15.5 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $8.4 million in depreciation expense of disposed assets and facility closures, and $5.9 million in employee-related costs such as severance and retention expense, and $1.2 million of other costs.

Interest expense

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

Provision for Income Taxes

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

Segment Information

In 2017 and 2016 we reported our financial performance based on the following reportable segments: Shutterfly Consumer and SBS. Our third reportable segment, Lifetouch, was added as a reportable segment in the second quarter of 2018 as a result of the acquisition of Lifetouch. The segment amounts included in this section are presented on a basis consistent with our internal management reporting.

Additional information on our reportable segments is contained in Note 15 - Segment Reporting of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

Shutterfly Consumer Segment

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer
Net revenue	$996,963	$997,556	$(593)	—%
Cost of net revenue(1)	456,665	455,387	1,278	—%
Technology and development(1)	140,698	146,216	(5,518)	(4)%
Sales and marketing(1)	170,687	198,583	(27,896)	(14)%
Credit card fees	25,645	26,319	(674)	(3)%
Margin	$203,268	$171,051	$32,217	19%
Margin %	20%	17%
(1)Excludes stock-based compensation expense and amortization of intangible assets.

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(figures in thousands, except AOV amounts)
Key Consumer Metrics
Total Customers	10,048	10,116	(68)	(1)%
Total Number of Orders	26,328	27,109	(781)	(3)%
Average order value (AOV)	$37.87	$36.80	$1.07	3%

Shutterfly Consumer net revenue remained relatively flat in 2017 compared to 2016. We experienced revenue declines in the non-Shutterfly brands due to the platform consolidation and the brand shutdowns during 2017. The decrease in non-Shutterfly brands was offset by growth in our core Shutterfly brand. The Shutterfly Consumer revenue represented 84% of total net revenue in 2017.

As it relates to the growth in our core Shutterfly brand, Shutterfly.com platform growth was 27% higher in the fourth quarter of 2017 compared to the fourth quarter of 2016. This metric is not like-for-like as it benefits this year from the TinyPrints boutique revenue, as well as higher year-over-year purchases of Shutterfly-brand products by customers migrating from our legacy websites. Excluding the TinyPrints boutique revenue, Shutterfly brand growth was 15% higher in the fourth quarter of 2017 compared to the fourth quarter of 2016. However, this metric is also not strictly like-for-like. Further, excluding the higher purchases of Shutterfly-brand products by migrating customers gives us the best estimate for organic, like-for-like Shutterfly growth, which was 7% higher in the fourth quarter of 2017 compared to the fourth quarter of 2016 and 6% higher in the full year of 2017 compared to the full year of 2016.

Total Shutterfly Consumer customers decreased 1% and total number of orders decreased 3%, while AOV increased 3% in 2017 compared to 2016. The decrease in total customers and total number of orders was due to the consumer platform consolidation. AOV increased due to stronger year over year performance in our premium offerings as well as being more selective on our promotions.

Shutterfly Consumer cost of net revenue increased $1.3 million in 2017 compared to 2016. Shutterfly Consumer gross profit remained flat at 54% in 2017 compared to 2016. In 2017, gross margin was impacted by $1.5 million of restructuring charges in the Shutterfly Consumer segment. These restructuring charges were related to the obsolete inventory markdowns as part of the Shutterfly Consumer segment restructuring.

Shutterfly Consumer segment technology and development expense decreased $5.5 million or 4% in 2017 compared to 2016.  The overall decrease is primarily due to $4.2 million of lower depreciation expense and $3.4 million lower personnel costs including salary and benefits partially offset by an increase of $1.7 million in facilities costs and $0.4 million in professional services. In 2017, we capitalized $25.6 million in eligible salary and consultant costs including $1.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $22.9 million, which included $1.3 million in stock-based compensation, capitalized in 2016.

Shutterfly Consumer segment sales and marketing expense decreased $27.9 million, or 14%, in 2017 compared to 2016. The overall decrease was primarily driven by a decrease of $28.4 million in marketing campaigns largely driven by more efficient external marketing spend as we migrated our smaller brands to the Shutterfly platform partially offset by $0.8 million increase in employee salaries and benefits.

Shutterfly Consumer segment margin was $203.3 million, a $32.2 million, or 19% increase, compared to 2016, due to decreases in sales and marketing as well as technology and development expenses.

SBS Segment

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Shutterfly Business Solutions (SBS)
Net revenue	$193,239	$136,668	$56,571	41%
Cost of net revenue(1)	154,068	100,582	53,486	53%
Technology and development(1)	17,907	12,142	5,765	47%
Sales and marketing(1)	4,476	5,005	(529)	(11)%
Margin	$16,788	$18,939	$(2,151)	(11)%
Margin %	9%	14%
(1)Excludes stock-based compensation expense and amortization of intangible assets.

SBS net revenue increased $56.6 million, or 41%, in 2017 compared to 2016, and represented 16% of total net revenue in 2017. The increase in SBS net revenue came both from expansion of projects and higher volumes with existing clients, which included a new multi-year deal with an existing technology client.

SBS cost of net revenue increased $53.5 million, or 53%, in 2017 compared to 2016. The higher cost of net revenue is primarily due to increased costs associated with expansion of projects with our existing clients.

SBS segment technology and development expenses increased $5.8 million, or 47% in 2017 compared to 2016. The overall increase was primarily due to an increase of $2.9 million in employee salaries and expense, $2.2 million in professional fees and $0.4 million in facilities costs. In 2017, we capitalized $7.5 million in eligible salary and consultant costs associated with software developed or obtained for internal use, compared to $5.0 million capitalized in 2016.

SBS segment sales and marketing expense decreased $0.5 million, or 11% in 2017 compared to 2016. The decrease is primarily due to lower employee salaries and benefits.

SBS segment margin was $16.8 million, a $2.2 million, or a 11% decrease compared to 2016 driven primarily by higher cost of net revenue and technology and development expenses. The decrease in SBS segment margin is further impacted by lower gross margin on a major new deal we signed with an existing technology client which had low margins during the initial ramp up period. We expect gross margin in connection with this strategic relationship to be lower during the initial ramp period yet to improve over the life of the deal.

Liquidity and Capital Resources

At December 31, 2018, we had $521.6 million of cash and cash equivalents and $44.8 million of investments, primarily corporate debt, U.S. government and agency securities. In January 2019, the Company repaid $200.0 million of the Incremental Term Loan (defined below) that was used to finance the acquisition of Lifetouch. The Company ended January 2019 with cash, cash equivalents, and investments of approximately $216.6 million, down from December 31, 2018, driven by the debt repayment, and working capital used to pay vendors and suppliers used in the fourth quarter.

In May 2013, we issued $300.0 million of 0.25% convertible senior notes due May 15, 2018 (the "Senior Notes") which were due and paid in May 2018. In August 2017, we entered into a syndicated credit facility (the "Credit Agreement") which provides for (a) a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million expiring in August 2022 (the "Revolving Loan Facility") and (b) a seven-year secured delayed draw term loan facility in an aggregate principal amount of up to $300.0 million (the "Initial Term Loan"). The Credit Agreement permits us to add one or more incremental term loan facilities and/or increase the commitments for revolving loans subject to certain conditions.

In October 2017, we fully drew the $300.0 million Initial Term Loan under the Credit Agreement and used the proceeds to repay the Senior Notes due in May 2018. On April 2, 2018, we entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million (the "Incremental Term Loan") to finance the acquisition of Lifetouch. The Initial Term Loan and the Incremental Term Loan have a maturity date of August 2024. The Revolving Loan Facility remains undrawn and available to us as of December 31, 2018.

The Credit Agreement fits well within our overall capital structure strategy. We seek to maintain adequate financial capacity to manage our seasonal cash flows, ensure a reasonable degree of operational flexibility and invest in value-creating growth. As part of this review, we affirmed our objective of maintaining gross leverage of 2.5-3.0x Adjusted EBITDA on an annual basis, and to return cash in excess of our operating and financing needs to shareholders in the form of share repurchases, within the parameters of appropriate cash management that meet the needs of our highly seasonal business, where substantially all of our cash flow is generated in the last four months of the year. Currently, our management team believes it will be in position to begin executing on a capital return plan during the fourth quarter of 2019.

Below is our cash flow activity for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(41,396)	$(36,745)	$(56,264)
Capitalization of software and website development costs	(45,878)	(34,006)	(33,423)
Depreciation and amortization	151,127	103,862	113,651
Acquisition of business, net of cash acquired	(890,204)	—	—
Cash flows provided by operating activities	201,926	239,524	193,423
Cash flows used in investing activities	(730,915)	(195,362)	(64,401)
Cash flows provided by (used in) financing activities	561,734	156,508	(128,661)

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, quarterly payments for the Initial Term Loan and the Incremental Term Loan for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us, or may not be in amounts or on terms acceptable to us.

We generally spend approximately 5% to 10% of our net revenue in capital expenditures. We anticipate this level of capital expenditures to remain consistent in 2019, after including the expenditures related to Project Aspen. These expenditures will be used to improve the mobile experience, to develop the SBS platform, to purchase technology and equipment to support the growth in our business, to increase our production capacity, to simplify the process of creating and purchasing personalized products and by continuing to expand the range of products we offer our customers, and to make developments to Shutterfly Photos. This range of capital expenditures is not outside the ordinary course of our business or materially different from how we have expanded our business in the past.

Operating Activities. For 2018, net cash provided by operating activities was $201.9 million primarily due to our net income of $50.4 million and adjustments for non-cash items of $151.1 million for depreciation and amortization, $47.7 million for stock-based compensation expense, $8.8 million for debt discount and issuance costs, $5.6 million provision from deferred income taxes, and restructuring expense of $2.4 million partially offset by $63.5 million for repayment of convertible senior notes attributable to debt discount.

For 2017, net cash provided by operating activities was $239.5 million primarily due to our net income of $30.1 million and the net change in operating assets and liabilities of $34.6 million. Adjustments for non-cash items included $103.9 million of depreciation and amortization, $43.6 million in stock-based compensation expense, $15.5 million of debt discount and issuance costs, and restructuring expense of $10.9 million.

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

Investing Activities. For 2018, net cash used in investing activities was $730.9 million primarily due to $890.2 million for cash used for Lifetouch acquisition, net of cash acquired, $41.4 million used for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $45.9 million for capitalized software and website development costs and $9.5 million for the purchase of investments. This was partially offset by proceeds from the sales and maturities of investments of $253.1 million and proceeds from sale of property and equipment of $3.0 million.

For 2017, net cash used in investing activities was $195.4 million. We used $36.7 million for capital expenditures for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations. We also used $34.0 million for capitalized software and website development costs and $205.5 million for the purchase of investments. This was partially offset by proceeds from the sales and maturities of investments of $59.1 million and proceeds from sale of property and equipment of $21.7 million.

For 2016, net cash used in investing activities was $64.4 million. We used $56.3 million for capital expenditures, $33.4 million for capitalized software and website development and $29.4 million to purchase investments. This was partially offset by proceeds from the sales and maturities of investments of $40.4 million and proceeds from sale of property and equipment of $14.3 million.

Financing Activities. For 2018, net cash provided by financing activities was $561.7 million, related to proceeds from borrowings, net of issuance costs of $806.7 million and proceeds from issuance of common stock from the exercise of stock options of $20.2 million. This was partially offset by $246.1 million of cash used for principal payments of our borrowings (primarily the repayment in connection with the maturity of our Senior Notes) and $19.0 million in payments for capital leases and financing obligations.

For 2017, net cash provided by financing activities was $156.5 million. We received proceeds, net of issuance costs of $295.2 million from the term loan issued in October 2017, and proceeds of $0.7 million from the issuance of common stock from the exercise of options. This was partially offset by the use of $110.0 million to repurchase shares of our common stock and $29.4 million in payments for capital leases and financing obligations.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor five financial measures, Non-GAAP net revenue, Non-GAAP net income (loss), Non-GAAP net income (loss) per share, adjusted EBITDA, and free cash flow which meet the definition of Non-GAAP financial measures. We define Non-GAAP net revenue as net revenue excluding purchase accounting adjustments. We define Non-GAAP net income (loss) and Non-GAAP net income (loss) per share as net income (loss) and net income (loss) per share excluding restructuring, capital lease termination charge, benefit from the Tax Cuts and Jobs Act legislation, acquisition-related charges, and purchase accounting adjustments. We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation, restructuring, acquisition-related charges, capital lease termination charge and purchase accounting adjustments. Free cash flow is defined as cash provided by operating activities less capital expenditures. Management believes these Non-GAAP financial measures reflect an additional way of viewing our profitability and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our earnings and cash flows. Refer below for a reconciliation of Non-GAAP net revenue, Non-GAAP net income (loss), Non-GAAP net income (loss) per share, adjusted EBITDA and free cash flow to the most comparable GAAP measure.

To supplement our consolidated financial statements presented on a GAAP basis, we believe that these Non-GAAP measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and performance. Management uses these Non-GAAP measures to evaluate our financial results, develop budgets, manage expenditures, and determine employee compensation. The presentation of additional information is not meant to be considered in isolation or as a substitute for or superior to net revenue, net income (loss), net income (loss) per share or cash flows provided by (used in) operating activities determined in accordance with GAAP. We believe that it is important to view free cash flow as a complement to our reported consolidated financial statements. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The table below shows the trend of Non-GAAP net revenue, Non-GAAP net income, Non-GAAP net income per share, Non-GAAP adjusted EBITDA, and free cash flow as a percentage of net revenue for the years ended December 31, 2018, 2017, and 2016 (in thousands except per share amounts and percentages):

	Year Ended December 31,
	2018	2017	2016
GAAP net revenue	$1,961,820	$1,190,202	$1,134,224
Non-GAAP net revenue	$2,001,135	$1,190,202	$1,134,224

GAAP net income	$50,396	$30,085	$15,906
GAAP net income % of net revenue	3%	3%	1%
GAAP net income per share	$1.45	$0.88	$0.45

Non-GAAP net income	$106,191	$35,828	$15,906
Non-GAAP net income % of net revenue	5%	3%	1%
Non-GAAP net income per share	$3.05	$1.05	$0.45

Non-GAAP adjusted EBITDA	$385,006	$234,099	$208,453
Non-GAAP adjusted EBITDA % of net revenue	20%	20%	18%

Free cash flow	$178,162	$168,773	$113,563
Free cash flow % of net revenue	9%	14%	10%

For 2018, 2017 and 2016, our Non-GAAP net revenue was $2,001.1 million, $1,190.2 million, and $1,134.2 million, respectively.

For 2018, 2017 and 2016, our Non-GAAP net income was $106.2 million, $35.8 million and $15.9 million, respectively. In addition, for 2018, 2017 and 2016, Non-GAAP net income per share was $3.05, $1.05 and $0.45, respectively.

For 2018, 2017 and 2016, our adjusted EBITDA was $385.0 million, $234.1 million and $208.5 million, respectively.

For 2018, 2017 and 2016, our free cash flow was $178.2 million, $168.8 million and $113.6 million, respectively.

By carefully managing our operating costs and capital expenditures, we are able to make the strategic investments we believe are necessary to grow and strengthen our business while maintaining the opportunity for full year adjusted EBITDA profitability and improving free cash flow.

The following is a reconciliation of Non-GAAP revenue, Non-GAAP net income, Non-GAAP net income per share, adjusted EBITDA, and free cash flow to the most comparable GAAP measure, for the years ended December 31, 2018, 2017 and 2016 (in thousands except per share amounts):

Reconciliation of Net Revenue to Non-GAAP Net Revenue
	Year Ended December 31,
	2018	2017	2016
GAAP net revenue	$1,961,820	$1,190,202	$1,134,224
Purchase accounting deferred revenue adjustment	39,315	—	—
Non-GAAP net revenue	$2,001,135	$1,190,202	$1,134,224

Reconciliation of Net Income to Non-GAAP Net Income
	Year Ended December 31,
	2018	2017	2016
GAAP net income	$50,396	$30,085	$15,906
Capital lease termination	—	8,098	—
Restructuring	4,618	16,966	—
Acquisition-related charges	15,549	—	—
Purchase accounting adjustments	50,538	—	—
Tax benefit impact of non-recurring items	(14,910)	(10,446)	—
Benefit from 2017 tax reform legislation	—	(8,875)	—
Non-GAAP net income	$106,191	$35,828	$15,906

GAAP diluted shares outstanding	34,832	34,106	35,190
Non-GAAP diluted shares outstanding	34,832	34,106	35,190

GAAP net income per share	$1.45	$0.88	$0.45
Non-GAAP net income per share	$3.05	$1.05	$0.45

Reconciliation of Net Income to Non-GAAP Adjusted EBITDA
	Year Ended December 31,
	2018	2017	2016
Net income	$50,396	$30,085	$15,906
Add back:
Interest expense	61,239	27,836	23,023
Interest and other income, net	(5,444)	(1,481)	(501)
Provision from income taxes	9,262	5,160	10,682
Depreciation and amortization	151,127	103,862	113,651
Stock-based compensation expense	47,721	43,573	45,692
Purchase accounting adjustments	50,538	—	—
Acquisition-related charges	15,549	—	—
Capital lease termination	—	8,098	—
Restructuring	4,618	16,966	—
Non-GAAP Adjusted EBITDA	$385,006	$234,099	$208,453

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA
	Year Ended December 31,
	2018	2017	2016(1)
Net cash provided by operating activities	$201,926	$239,524	$193,423
Add back:
Interest expense	61,239	27,836	23,023
Interest and other income, net	(5,444)	(1,481)	(501)
Provision for income taxes	9,262	5,160	10,682
Changes in operating assets and liabilities	(132)	(34,634)	3,772
Other adjustments	49,868	(16,488)	(21,946)
Capital lease termination	—	8,098	—
Cash restructuring	2,200	6,084	—
Acquisition-related charges	15,549	—	—
Purchase accounting adjustments	50,538	—	—
Non-GAAP Adjusted EBITDA	$385,006	$234,099	$208,453

(1) We reclassified an immaterial contingent consideration payment (to Groovebook Founders) in the first quarter of 2016 between operating and financing activities within the cash flow statement.

Reconciliation of Cash Flow From Operating Activities to Non-GAAP Free Cash Flow
	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$201,926	$239,524	$193,423
Purchase of property and equipment	(41,396)	(36,745)	(56,264)
Capitalization of software and website development costs	(45,878)	(34,006)	(33,423)
Capex adjustment (1)	—	—	9,827
Repayment of convertible senior notes attributable to debt discount (2)	63,510	—	—
Free Cash Flow	$178,162	$168,773	$113,563

(1) Excludes purchase of printers of $9.8 million that we acquired and immediately sold during the second quarter of 2016.
(2) Excludes $63.5 million related to certain cash outflows attributable to the repayment of the accreted interest on the convertible senior notes that were settled in the second quarter of 2018.

Contractual Obligations

The following are contractual obligations at December 31, 2018, associated with our borrowings, lease obligations and other arrangements:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Initial Term Loan, including interest (1)	$372,673	$16,915	$32,761	$32,196	$290,801
Incremental Term Loan, including interest	1,045,571	50,453	95,320	94,137	805,661
Notes assumed from the acquisition of Lifetouch	7,238	3,310	3,190	738	—
Capital lease obligations	59,423	16,853	20,490	18,057	4,023
Operating lease obligations (2)	68,351	23,557	31,493	11,800	1,501
Build-to-suit arrangement obligations (3)	39,889	6,501	13,440	13,426	6,522
Purchase obligations (4)	80,639	51,033	28,694	912	—
Total contractual obligations	$1,673,784	$168,622	$225,388	$171,266	$1,108,508

(1) The Term Loan principal of $300.0 million bears a variable interest rate of one-month LIBOR, subject to a 0.0% floor, plus an applicable margin of 2.50% per annum and therefore, is subject to change in future periods. We entered into certain interest-rate swap agreements that have the economic effect of modifying a notional amount of $150.0 million of the Term

Loan so that the interest payable on such portion became fixed at 4.27%. Interest payments on the Term Loan have been presented above after consideration of these variable to fixed interest-rate swap agreements. See Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8 - Derivative Financial Instruments and Note 14 - Debt” for further discussion.

(2)  Includes office space in Redwood City, California and certain other facilities under non-cancelable operating leases.

(3) Includes the estimated timing and amount of payments for rent for our leased production facility spaces in Fort Mill, South Carolina; Shakopee, Minnesota; and Tempe, Arizona. See Part II, Item 8 of this annual report on Form 10-K “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9 - Commitments and Contingencies” for further discussion.

(4) Includes co-location agreements with third-party hosting facilities that expire in 2022, and an agreement to migrate to the cloud that expires in 2022 as well as minimums under marketing agreements.

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

As of December 31, 2018, the Company has stand-by letters of credit, totaling approximately $18.7 million, for the benefit of the Company’s workers’ compensation insurance carriers. There were no amounts drawn against any of the letters of credit at December 31, 2018. The letters of credit are secured by collateral in the form of a certificate of deposit, which is treated as restricted other current asset and is recorded in other current assets on the balance sheet.

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

As of December 31, 2018, we had not borrowed any funds under our Revolving Loan Facility. In October 2017, we fully drew $300.0 million under the Initial Term Loan with a maturity date of August 2024, of which $297.0 million remains outstanding as of December 31, 2018. Further, in April 2018, we entered into an amendment under our existing syndicated credit facility for an Incremental Term Loan in an aggregate principal amount of $825.0 million which has been drawn with a maturity date of August 2024, of which $820.9 million remains outstanding as of December 31, 2018. In January 2019, we prepaid $200.0 million of our Incremental Term Loan.

In August 2017, in order to mitigate future interest-rate risk, we entered into interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. These Swap

Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with our Initial Term Loan so that the interest payable on such portion of the Initial Term Loan became fixed at a rate of 4.27% (refer to Note 8 and Note 14 of Notes to Consolidated Financial Statements for further details regarding the Initial Term Loan and the Swap Agreements). Changes in the overall level of interest rates affect the fair value of the Swap Agreements that we recognize in our consolidated balance sheet. As of December 31, 2018, if LIBOR-based interest rates would have been higher by 100 basis points, the aggregate fair value of the Swap Agreements would have increased by approximately $6.6 million.

If LIBOR-based interest rates would have increased by 100 basis points, annual interest expense would have increased by approximately $9.7 million as it relates to our borrowings that bear variable interest rates (including the new Incremental Term Loan). Further, we do not believe that a 100 basis points change in interest rates would have a significant impact on our interest income.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, corporate debt and U.S government and agency securities. As of December 31, 2018, our investments totaled $44.8 million, which represented approximately 28% of our total investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHUTTERFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterfly, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Shutterfly, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Lifetouch Inc. from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Lifetouch Inc. from our audit of internal control over financial reporting. Lifetouch Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 10% and 39%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 28, 2019

We have served as the Company’s auditor since 2001.

 SHUTTERFLY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$521,567	$489,894
Short-term investments	34,011	178,021
Accounts receivable, net	87,023	82,317
Inventories	18,015	11,019
Prepaid expenses and other current assets	66,961	41,383
Total current assets	727,577	802,634
Long-term investments	10,808	9,242
Property and equipment, net	381,018	266,860
Intangible assets, net	316,154	29,671
Goodwill	843,607	408,975
Other assets	23,045	17,418
Total assets	$2,302,209	$1,534,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,203	$297,054
Accounts payable	105,407	91,473
Accrued liabilities	226,445	159,248
Deferred revenue, current portion	57,319	24,649
Total current liabilities	403,374	572,424
Long-term debt	1,090,442	292,457
Other liabilities	134,027	119,195
Total liabilities	1,627,843	984,076
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 33,673 and 32,297 shares issued and outstanding on December 31, 2018 and 2017, respectively	3	3
Additional paid-in capital	1,065,531	996,301
Accumulated other comprehensive income	1,592	1,778
Accumulated deficit	(392,760)	(447,358)
Total stockholders' equity	674,366	550,724
Total liabilities and stockholders' equity	$2,302,209	$1,534,800

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net revenue	$1,961,820	$1,190,202	$1,134,224
Cost of net revenue	961,575	619,650	566,117
Restructuring	—	1,475	—
Gross profit	1,000,245	569,077	568,107
Operating expenses:
Technology and development	177,001	168,383	166,909
Sales and marketing	505,833	197,708	233,585
General and administrative	197,340	117,797	118,503
Capital lease termination	—	8,098	—
Restructuring	4,618	15,491	—
Total operating expenses	884,792	507,477	518,997
Income from operations	115,453	61,600	49,110
Interest expense	(61,239)	(27,836)	(23,023)
Interest and other income, net	5,444	1,481	501
Income before income taxes	59,658	35,245	26,588
Provision for income taxes	(9,262)	(5,160)	(10,682)
Net income	$50,396	$30,085	$15,906

Net income per share:
Basic	$1.52	$0.91	$0.47
Diluted	$1.45	$0.88	$0.45
Weighted average shares:
Basic	33,258	33,113	34,097
Diluted	34,832	34,106	35,190

Stock-based compensation expense is allocated as follows (Note 10):
Cost of net revenue	$3,824	$4,339	$4,579
Technology and development	9,990	9,778	8,550
Sales and marketing	12,790	12,229	15,445
General and administrative	21,117	17,227	17,118
Restructuring	—	814	—

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Common stock (par value)
Balance, beginning of year	$3	$3	$4
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	1	1
Common stock repurchased and retired	—	(1)	(2)
Balance, end of year	3	3	3

Additional paid-in capital
Balance, beginning of year	996,301	949,864	900,218
Issuance of common stock upon exercise of options and vesting of restricted stock units	20,166	677	2,104
Stock based compensation, net of forfeitures	49,066	45,760	47,252
Tax benefit of stock options	—	—	290
Convertible notes settlement	(2)	—	—
Balance, end of year	1,065,531	996,301	949,864

Accumulated other comprehensive income (loss)
Balance, beginning of year	1,778	(32)	(68)
Foreign currency translation losses	(1,114)	—	—
Unrealized gain (loss) on investments, net of tax	10	(27)	36
Unrealized gain on cash flow hedges, net of tax	918	1,837	—
Balance, end of year	1,592	1,778	(32)

Accumulated deficit
Balance, beginning of year	(447,358)	(390,674)	(294,092)
Impact of adoption of new accounting standards	4,202	23,231	—
Common stock repurchased and retired	—	(110,000)	(112,488)
Net income	50,396	30,085	15,906
Balance, end of year	(392,760)	(447,358)	(390,674)
Total stockholders' equity	$674,366	$550,724	$559,161

Number of shares
Common stock
Balance, beginning of year	32,297	33,637	34,777
Issuance of common stock upon exercise of options and vesting of restricted stock units	1,376	986	1,385
Common stock repurchased and retired	—	(2,326)	(2,525)
Balance, end of year	33,673	32,297	33,637

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$50,396	$30,085	$15,906
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation losses	(1,114)	—	—
Unrealized net gains (losses) on investments	14	(72)	66
Tax benefit (expense) on unrealized net gains (losses) on investments	(4)	39	(30)
Unrealized gains on cash flow hedges	1,225	2,979	—
Tax expense on unrealized gains on cash flow hedges	(307)	(1,136)	—
Other comprehensive income (loss), net of tax	(186)	1,810	36
Comprehensive income	$50,210	$31,895	$15,942

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$50,396	$30,085	$15,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,703	88,946	93,531
Amortization of intangible assets	40,424	14,916	20,120
Amortization of debt discount and issuance costs	8,792	15,508	14,432
Repayment of convertible senior notes attributable to debt discount	(63,510)	—	—
Stock-based compensation	47,721	43,573	45,692
(Gain) loss on disposal of property and equipment	(252)	1,141	738
Deferred income taxes	5,630	(161)	8,899
Tax benefit from stock-based compensation	—	—	290
Excess tax benefits from stock-based compensation	—	—	(2,413)
Restructuring	2,418	10,882	—
Other	(528)	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,937	(24,952)	(2,142)
Inventories	12,766	(743)	1,715
Prepaid expenses and other assets	5,680	5,603	(19,140)
Accounts payable	4,223	32,189	27,128
Accrued and other liabilities	(25,474)	22,537	(11,333)
Net cash provided by operating activities	201,926	239,524	193,423
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(890,204)	—	—
Purchases of property and equipment	(41,396)	(36,745)	(56,264)
Capitalization of software and website development costs	(45,878)	(34,006)	(33,423)
Purchases of investments	(9,523)	(205,466)	(29,422)
Proceeds from maturities of investments	206,231	45,257	28,234
Proceeds from sales of investments	46,879	13,874	12,213
Proceeds from sales of property and equipment	2,976	21,724	14,261
Net cash used in investing activities	(730,915)	(195,362)	(64,401)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	20,166	677	2,104
Repurchases of common stock	—	(110,000)	(112,488)
Excess tax benefits from stock-based compensation	—	—	2,413
Principal payments of capital lease and financing obligations	(19,032)	(29,380)	(19,377)
Payment for contingent consideration liabilities	—	—	(1,313)
Principal payments of borrowings	(246,052)	—	—
Proceeds from borrowings, net of issuance costs	806,652	295,211	—
Net cash provided by (used in) financing activities	561,734	156,508	(128,661)
Effect of exchange rate changes on cash and cash equivalents	(1,072)	—	—
Net increase in cash and cash equivalents	31,673	200,670	361
Cash and cash equivalents, beginning of period	489,894	289,224	288,863
Cash and cash equivalents, end of period	$521,567	$489,894	$289,224

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47,099	$5,567	$3,231
Income taxes	6,532	780	1,561

Supplemental schedule of non-cash investing / financing activities:
Net increase (decrease) in accrued purchases of property and equipment	$1,607	$2,693	$(4,013)
Net increase (decrease) in accrued capitalized software and website development costs	69	(396)	(319)
Stock-based compensation capitalized with software and website development costs	1,345	1,373	1,560
Property and equipment acquired under capital leases	5,611	19,145	23,946

The accompanying notes are an integral part of these consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business

Shutterfly, Inc. (the "Company" or "Shutterfly") is the leading retailer and manufacturing platform for personalized products and communications. Founded and incorporated in the state of Delaware in 1999, Shutterfly has three segments: Shutterfly Consumer, Lifetouch, and Shutterfly Business Solutions ("SBS"). Shutterfly Consumer and Lifetouch help consumers capture, preserve, and share life’s important moments through professional and personal photography, and personalized products. The Shutterfly brand brings photos to life in photo books, gifts, home décor, and cards and stationery. Lifetouch is the national leader in school photography, built on the enduring tradition of “Picture Day,” and also serves families through portrait studios and other partnerships. SBS delivers digital printing services that enable efficient and effective customer engagement through personalized communications. The Company is headquartered in Redwood City, California.

On April 2, 2018, the Company completed its acquisition of Lifetouch, Inc. ("Lifetouch"). As a result of the acquisition, the Company has a new reportable segment for the Lifetouch business (refer to Note 15 - Segment Reporting for further details).

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including the financial results of Lifetouch which are included prospectively from the acquisition date of April 2, 2018. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

As a result of the acquisition of Lifetouch, the Company has subsidiaries in Canada for which the functional currency is the local currency. As such, exchange rate fluctuations for these subsidiaries are included in stockholders' equity as a component of accumulated other comprehensive income (loss). Prior to the acquisition of Lifetouch, the Company only had one foreign subsidiary in Israel for which the functional currency is the U.S. Dollar and exchange rate fluctuations are recorded as part of earnings. Gains and losses from foreign currency transactions which are included in interest and other income, net in the accompanying consolidated statements of operations were immaterial for the years ended December 31, 2018, 2017 and 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Management determines the appropriate classification of cash equivalents at the time of purchase and reevaluates such designations at each balance sheet date. Cash equivalents primarily consist of money market funds (primarily invested in U.S. government obligations), commercial paper and corporate debt securities.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to the Company's debt securities, this assessment takes into account the severity and duration of the decline in value, its intent to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, and whether it expects to recover the entire amortized cost basis of the security (that is, whether a credit loss exists). The Company did not recognize any other-than-temporary impairment losses on its investments in the years ended December 31, 2018, 2017 or 2016.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments, derivatives instruments and accounts receivable. As of December 31, 2018, the Company's cash and cash equivalents were maintained by financial institutions in the United States and its deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Similarly, the Company's derivative contracts are transacted with various financial institutions with high credit standings, and accordingly, minimum credit risk exists with respect to these derivative contracts.

The Company’s accounts receivable are derived primarily from sales to customers located in the United States and who make payments through credit cards. Accounts receivable primarily relates to receivables from customers who make payments through credit cards as well as receivables from SBS customers. Credit card receivables settle relatively quickly, and the Company's historical experience of credit card losses have not been material and have been within management’s expectations. Excluding amounts due from credit cards of customers, as of December 31, 2018, two SBS customers accounted for 40% and 34% of the Company’s net accounts receivable. No other customers accounted for 10% or more of net accounts receivable as of

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018. As of December 31, 2017, excluding amounts due from credit cards of customers, two SBS customers accounted for 55% and 35% of the Company’s net accounts receivable. No other customers accounted for 10% or more of net accounts receivable as of December 31, 2017. No customer accounted for 10% or more of net revenue in the years ended December 31, 2018, 2017, and 2016.

Valuation of Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The value of inventories is reduced by estimates for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected sales, current industry conditions and industry trends. Inventories are primarily raw materials and consist principally of paper, photo book, year book and church directory, as well as packaging supplies and raw materials for gifts.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, generally three to seven years, and are allocated between cost of net revenue and operating expenses. Building and building improvements are depreciated over their estimated useful lives, generally thirty-nine and fifteen years, respectively. Rental assets are depreciated over their estimated useful lives, generally three to five years as component of cost of net revenue, to an estimated net realizable value. Leasehold improvements are amortized over their estimated useful lives, or the lease term if shorter, generally three to ten years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses, except for rental assets, which are recognized in cost of net revenue. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the life of the asset are charged to expense as incurred.

Software and Website Development Costs

The Company capitalizes eligible costs associated with website development and software developed or obtained for internal use. Accordingly, the Company expenses all costs that relate to the planning and post implementation phases. Payroll and payroll related costs and stock-based compensation incurred in the development phase are capitalized and amortized over the product’s estimated useful life, generally three years. Costs associated with support and maintenance for the Company’s websites and internally developed software are expensed as incurred.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to sixteen years, and the amortization is allocated between cost of net revenue and operating expenses. Goodwill and intangible assets with indefinite lives are not subject to

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

For the Company’s annual goodwill impairment analysis, the Company operates under three reporting units. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of the Company's reporting units is less than its carrying amounts, the quantitative impairment test will be required. Otherwise, no further testing will be required.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than not that the fair value of the Company's reporting units is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. The Company tests goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using a combination of the income approach (using discounted cash flows) and the market approach. Forecasts of future cash flows are based on the Company's best estimate of future net revenue and operating expenses, based primarily on expected reporting unit expansion, pricing, market segment share, and general economic conditions.

Lease Obligations

The Company categorizes leases at their inception as either operating or capital leases. On certain of the Company's lease agreements, the Company may receive rent holidays and other lease incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, lease incentives received for leases categorized as operating leases are treated as a reduction of the Company's costs over the term of the agreement. With regard to lease incentives received for leases categorized as capital leases, the capital lease asset and related capital lease liability recorded at the beginning of the lease term is reduced by the lease incentive.

The Company establishes assets and liabilities for the estimated construction costs incurred under build-to-suit arrangements to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit arrangements, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing leases.

Revenue Recognition

The Company derives its revenue from Shutterfly Consumer, Lifetouch and SBS product sales, net of applicable sales tax collected from customers, which are remitted to governmental authorities. Revenue is recognized when control of the promised products or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services. Cash discounts are available to be used by customers at the time of the purchase and are deducted from gross revenue in determining net revenue. Allowances for sales returns, which reduce revenue and cost of sales, are estimated using historical experience. In arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. The Company generally determines stand-alone selling prices based on the prices charged to customers or using expected cost plus a margin. Shipping charged to its customers is recognized as revenue upon shipment and the related shipping costs are recognized as cost of net revenue.

Shutterfly Consumer.  The Company’s Shutterfly Consumer revenue is primarily derived from the sale of products such as, cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and prints, etc. Customers place Shutterfly Consumer product orders through the Shutterfly website or mobile apps and pay primarily using credit cards. The credit card payments are charged, and revenue is recognized upon shipment of the fulfilled orders, which generally occurs upon delivering to the carrier

Lifetouch.   The Company’s Lifetouch revenue is primarily derived from the sale of photographic and publishing products. Customers place Lifetouch product orders through the Lifetouch website, via paper order forms for school pictures, or in person at the JCPenney photo studios and churches. Customers pay using credit cards, or fill out an order form and enclose the required payment. The Company considers several indicators for the transfer of control to its customers, including the significant risks and rewards of ownership of products, the Company's right to payment, the legal title of the products, the

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
physical possession of the products and the customer acceptance. Revenue is generally recognized upon shipment of the fulfilled orders, which occurs upon delivery to the carrier or when fulfilled orders arrive at studio locations and are available for customer pickup, which is the point of time control transfers to the customer.

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

The Company relies upon the following practical expedients and exemptions allowed for in the revenue recognition accounting standard. The Company's incremental direct costs of obtaining a contract consist of Lifetouch and SBS sales commissions. The Company does not defer such incremental direct costs as the related performance obligations are satisfied within a short period of time and the Company elected to apply the practical expedient per ASC 340-40-25-4 related to expensing contract acquisition costs with the amortization period of less than one year. The Company does not provide any financing services to its customers. In addition, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less and (b) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services performed.

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of the performance and primarily relate to flash deal promotions, gift cards, yearbooks and portrait proofs as well as up-front fees received from SBS customers.  Flash deal promotions are purchased via third-party websites. The Company recognizes revenue on a gross basis, as the Company is primarily responsible for fulfilling the promise to provide the specified good or service, when redeemed items are shipped. The portion of flash deals that we do not expect to be redeemed is recognized as breakage revenue that is calculated based on customer redemption patterns.

Restructuring Costs

The Company records restructuring costs when expenses are incurred. The Company accrues for lease termination on the cease-use date (when the Company has completely vacated the space and the space is commercially available so that it can be subleased if and when a tenant becomes available). The Company accrues for severance once the total severance pool has been calculated, approved and communicated, and recognizes the expense ratably over the required service period, from the communication date to the exit date. The Company also accelerates depreciation and amortization using a revised economic life of property and equipment. Restructuring costs also include inventory markdowns, stock-based compensation and other costs incurred as part of restructuring.

Advertising Costs

Advertising costs are expensed as incurred, except for direct mail advertising which is expensed when the advertising first takes place. The Company did not have any material capitalized direct mail costs at December 31, 2018 and 2017. Total advertising costs are a component of sales and marketing expenses and include print advertising, Internet advertising, such as display ads and keyword search terms and TV and radio advertising. These amounts totaled approximately $175.7 million, $95.6 million and $122.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation

The Company measures stock-based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock units ("RSUs").

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The cost of RSUs and performance-based restricted stock units ("PBRSUs") is determined using the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized for RSUs on a straight-line basis over the vesting period. Compensation expense associated with PBRSUs granted in previous years is recognized on an accelerated attribution model. As of December 31, 2017, the PBRSUs granted in previous years are only subject to service vesting conditions as the performance criteria has been met. In 2018, the Company granted PBRSUs that have both performance criteria tied to the Company's financial performance and a three-year service condition. Compensation expense associated with these PBRSUs is recognized based on the estimated number of shares the Company ultimately expects will vest and amortized on a straight-line basis over the requisite service period as these PBRSUs consist of only one tranche. If in the future, situations indicate that the performance criteria is not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

The Company is subject to taxation in the United States, Canada and Israel.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2018	2017	2016
Net income per share	(in thousands, except per share amounts)
Numerator
Net income	$50,396	$30,085	$15,906
Denominator
Denominator for basic net income per share
Weighted-average common shares outstanding	33,258	33,113	34,097
Dilutive effect of stock options and restricted awards	1,367	993	1,093
Dilutive effect of convertible debt	207	—	—
Denominator for diluted net income per share	34,832	34,106	35,190
Net income per share
Basic	$1.52	$0.91	$0.47
Diluted	$1.45	$0.88	$0.45

The following weighted-average outstanding stock options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2018	2017	2016
Stock options and RSUs	267	1,363	549

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income (loss) and other comprehensive income (loss). The Company's other comprehensive income (loss) consists of unrealized gains and losses on marketable securities classified as available-for-sale, cumulative translation adjustments and unrealized gains and losses on cash flow hedges.

Segment Reporting

The Company reports as three reportable segments with the Chief Executive Officer acting as the Company’s Chief Operating Decision Maker. The Company defined the reportable segments based on factors such as how management manages the operations and how its Chief Operating Decision Maker views results. The Company has the following reportable segments:
Shutterfly Consumer - Includes sales from the Company's Shutterfly, Tiny Prints and Groovebook brands, which are derived from the sale of a variety of products such as, cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and prints, and related shipping revenue, as well as rental revenue from its BorrowLenses brand. Revenue from advertising displayed on the Company's website is also included in Shutterfly Consumer revenue
Lifetouch - Includes revenue from professional photography services for schools, preschools and retail studios operated by Lifetouch under the JCPenney Portrait brand as well as churches and other groups.
SBS - Includes revenues from personalized direct marketing and other end-consumer communications as well as just-in-time, inventory-free printing for the Company's business customers.

Recently Adopted Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). This new standard replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange of those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. Refer to Note 3 - Revenue for further details.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The Company adopted ASU 2016-15 as of January 1, 2018 on a retrospective basis with no material impact to the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016. ASU 2016-15 clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for the convertible senior notes. Upon cash settlement in 2018, repayment of the principal amount was bifurcated between cash used in operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. As a result, $63.5 million of accreted interest was classified as cash used in operating activities in our consolidated statement of cash flows upon cash settlement for the year ended December 31, 2018.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This standard addresses the recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset other than inventory. Prior to the adoption of ASU 2016-16, a company will defer for financial reporting purposes the income tax expense resulting from an intra-entity asset transfer, including the taxes currently payable or paid. Upon adoption of ASU 2016-16, a company will recognize current and deferred income taxes that result from such transfers in the period in which they occur. ASU 2016-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this standard during the year ended December 31, 2018, resulted in no cumulative-effect adjustment to the Company's accumulated deficit.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 beginning January 1, 2017 and the impact of adoption resulted in the following:

•The Company recorded approximately $23.2 million of additional deferred tax assets with the corresponding decrease to accumulated deficit related to the prior years' unrecognized excess tax benefits (adoption method was modified retrospective).
•The Company recorded a tax benefit of $1.1 million as a discrete item within income tax benefit for the year ended December 31, 2017 related to the excess tax benefit on stock options, restricted stock and performance share units. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company’s future effective tax rate.
•The Company elected not to change its policy on accounting for forfeitures and will continue to estimate the total number of awards for which the requisite service period will not be rendered.
•The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and therefore, prior periods have not been adjusted.
•The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and earlier adoption is permitted including adoption in any interim period. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard requires lessees to recognize operating leases with a term greater than one year on the balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the future lease payments. The standard will be effective for the Company beginning on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows for the adoption of this standard to be applied at the beginning of the most recent fiscal year as opposed to at the beginning of the earliest year presented. The Company plans to adopt under the provisions allowed under ASU 2018-11 and accordingly will adopt the standard as of January 1, 2019. The Company will apply the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard. The Company will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company will elect a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

The Company is finalizing the evaluation of the effects on its Consolidated Financial Statements and disclosures. The Company expects the most significant impact relates to its leases currently designated as operating leases and disclosed on an undiscounted basis in Note 9 - Commitments and Contingencies that will be recognized as right-of-use assets and corresponding lease liabilities on its Consolidated Balance Sheet on January 1, 2019. Additionally, the Company expects to derecognize all of its build-to-suit arrangements on January 1, 2019 upon adoption as they will no longer qualify for build-to-suit accounting and will instead be recognized as operating leases under ASC 842. As a result, the Company will derecognize approximately $48.0 million in building assets and approximately $54.0 million in financing obligations upon the adoption of the new lease standard on January 1, 2019. For these leased assets specifically, the Company will recognize approximately $23.0 million in right-of-use assets and approximately $33.0 million in lease liabilities on its Consolidated Balance Sheets on January 1, 2019. This change will also impact certain expenses in the Company’s Consolidated Statement of Operations where the Company expects depreciation expense, reflected as part of cost of net revenue, and interest expense will decrease by approximately $2.0 million and $4.0 million, respectively, and its lease expense reflected as part of cost of net revenue will increase by approximately $5.0 million for the year ending December 31, 2019.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Revenue

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

As a result of the adoption of ASC 606, the Company identified an impact related to timing and measurement of breakage revenue for the Shutterfly Consumer and the Lifetouch businesses and for one of the Company's significant multiple performance obligation arrangements in connection with the SBS business. Upon adoption of ASC 606, the Company recognized the expected breakage amounts as revenue in proportion to the pattern of rights exercised by the customer, rather than the previous method of recognizing breakage revenue when the Company believed the redemption was remote. As it relates to timing and measurement of one of the Company's multiple performance obligation arrangements in connection with the SBS business, deferred revenue was previously recognized over the stated term of the contract. Upon adoption of ASC 606, deferred revenue for this particular arrangement is now recognized ratably over a period of time that is shorter than the stated contract term, as this arrangement does not contain substantive termination penalties after a certain initial number of years within the contractual term.

The cumulative impact of the adoption of ASC 606 resulted in a decrease to opening accumulated deficit of $4.2 million as of January 1, 2018, which consisted of a decrease in total liabilities of $5.1 million primarily related to deferred revenue and a decrease in total assets of $0.9 million primarily related to deferred costs.

The impact as a result of applying ASC 606 was:
•an increase of $2.3 million to net revenue for the year ended December 31, 2018; and
•a decrease to deferred revenue of $8.6 million as of December 31, 2018.

The impact to other accounts is not material as of December 31, 2018 and for the year ended December 31, 2018.

Deferred Revenue

 The Company's total deferred revenue was $58.1 million and $30.3 million as of December 31, 2018 and 2017, respectively. The increase of $27.8 million in deferred revenue balance during the year ended December 31, 2018 is primarily driven by the deferred revenue from the acquisition of Lifetouch (deferred revenue balance as of December 31, 2018 for Lifetouch was $36.8 million) and by cash payments received in advance of the Company's performance obligations during the year ended December 31, 2018. The increase is offset by the impact of ASC 606 adoption and $5.4 million of revenue recognized that was included in deferred revenue balance as of December 31, 2017.

Net Revenue by Brand

The following table disaggregates the Company’s net revenue by brand for the years ended December 31, 2018, 2017 and 2016 (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2018	2017	2016
Shutterfly consumer net revenue:
Shutterfly Brand Core	$689,700	$661,682	$605,500
Shutterfly Brand Personalized Gifts and Home Décor	201,143	182,560	157,430
Tiny Prints Boutique(1)	45,556	50,874	—
Tiny Prints(1)	—	23,382	128,557
Wedding Paper Divas(2)	—	34,178	51,429
MyPublisher(3)	—	10,992	20,492
Other	35,430	33,295	34,148
Shutterfly consumer net revenue	971,829	996,963	997,556
Lifetouch net revenue(4)	759,403	—	—
SBS net revenue	230,588	193,239	136,668
Net revenue	$1,961,820	$1,190,202	$1,134,224
(1) On June 28, 2017, the Company created a Tiny Prints boutique on a dedicated tab on Shutterfly.com and shut down the legacy Tiny Prints website.
(2) On September 13, 2017, the Company launched the new Shutterfly Wedding Shop and shut down the Wedding Paper Divas legacy website.
(3) The MyPublisher brand was shut down on May 15, 2017.
(4) On April 2, 2018, the Company acquired Lifetouch.

Note 4 — Acquisition
On January 30, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lifetouch and Lifetouch Inc. Employee Stock Ownership Trust (collectively, the “Seller”). On April 2, 2018, pursuant to the Purchase Agreement, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Lifetouch from the Seller. Under the terms of the Purchase Agreement, the consideration for the acquisition consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of Closing Net Working Capital, Transaction Expenses, Cash and Investments, and Closing Indebtedness, as defined in the Purchase Agreement. The Company financed the all-cash purchase price with an incremental $825.0 million term loan issuance under its existing credit agreement, which closed simultaneous with the acquisition (refer to Note 14 - Debt for further details).
Lifetouch provides the Company with a highly complementary business. Lifetouch will offer Shutterfly’s broader product range to Lifetouch customers, as well as to accelerate the development of Lifetouch’s online order-taking platform. The Company expects to gain access to many Lifetouch customers as Shutterfly customers, where they will benefit from Shutterfly’s leading cloud-based photo management service, product creation capabilities, mobile apps, and broad product range.
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
During the year ended December 31, 2018, the Company recorded approximately $15.5 million of direct and incremental costs associated with acquisition-related activities. These costs were incurred primarily for banking, legal, professional fees and personnel-related costs for transitional employees associated with the Lifetouch acquisition. These costs were recorded in general and administrative expenses in the consolidated statement of operations.
During the year ended December 31, 2018, Lifetouch had $759.4 million of net revenue, and $442.4 million of gross profit.

Under the terms of the Purchase Agreement, the amount of consideration that the Company paid consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of Closing Net Working Capital, Transaction Expenses, Cash and Investments, and Indebtedness, each term as defined by the Purchase Agreement. The total purchase consideration paid by the Company during the second quarter of 2018 was $982.0 million. The following table shows

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the calculation of how the purchase consideration paid by the Company was determined in accordance with the Purchase Agreement (in thousands):

Cash consideration at closing	$825,000
Less: Closing indebtedness(1)	(27,742)
Less: Closing net working capital adjustment(1)	(10,559)
Less: Transaction expenses(1)(2)	(17,614)
Add: Closing cash and Investments(1)	212,872
Purchase price adjustments	156,957
Total purchase consideration	$981,957
(1) As defined in the Purchase Agreement.
(2) Transaction expenses incurred by Lifetouch in connection with the transaction as defined by the Purchase Agreement.

In accordance with ASC 805, Business Combinations, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities assumed at the acquisition date fair values. The purchase price allocation for the Lifetouch acquisition is preliminary and subject to revision as additional information about fair value of assets acquired and liabilities assumed becomes available. Additional information that existed as of the acquisition date but at that time was unknown may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. The primary areas that remain preliminary relate to the fair value of intangible assets acquired, property and equipment and certain liabilities acquired.

The following table shows the preliminary allocation of the total purchase price to the net assets acquired based on their estimated fair values as of April 2, 2018 (in thousands):

Cash and cash equivalents	$91,753
Investments	100,574
Accounts receivable	7,680
Inventories	19,857
Property and equipment	134,973
Intangible assets	326,300
Goodwill	434,862
Prepaid expenses and other assets	37,037
Accounts payable	(9,388)
Deferred revenue, current portion	(31,334)
Notes payable	(9,102)
Accrued and other liabilities	(121,255)
Total	$981,957

The following table shows the valuation of the intangible assets acquired from Lifetouch along with their estimated useful lives:

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Approximate Fair Value (in thousands)	Weighted Average Life (in years)
Customer contracts and related relationships	$200,400	10
Developed technology	68,000	5
Trade names / trademarks / domain name	57,600	5
Favorable/unfavorable leases	300	7
Total intangible assets	$326,300

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
Trade names / trademarks / domain name. Lifetouch is the leading provider of school photography services in the United States and has a number of registered trade names, trademarks and domain names that are recognized and well known in the marketplace. These brand names are expected to continue to be used, providing economic value to the Company, and therefore were valued separately from goodwill. The "Relief from Royalty Method" of the income approach was used in the valuation of trade names, trademarks and domain names.

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

	Year Ended December 31,
	2018	2017
	(in thousands, except per share data)
Total net revenue	$2,135,604	$2,131,164
Net income (loss)	$41,869	$(15,841)
Basic income (loss) per share	$1.26	$(0.48)
Diluted income (loss) per share	$1.20	$(0.48)

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Balance Sheet Components

Property and Equipment, Net

	December 31,
	2018	2017
	(in thousands)
Computer equipment and software	$347,032	$323,178
Plant and equipment	297,597	211,702
Land, buildings and building improvements	113,048	56,468
Leasehold improvements	27,011	22,145
Furniture, fixtures and other	11,498	8,255
	796,186	621,748
Less: Accumulated depreciation and amortization	(415,168)	(354,888)
Property and equipment, net	$381,018	$266,860

Included within computer equipment and software is approximately $75.3 million and $57.4 million of capitalized software and website development costs, net of accumulated amortization at December 31, 2018 and December 31, 2017, respectively. Amortization of capitalized costs totaled approximately $29.9 million, $26.8 million and $22.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Plant and equipment includes manufacturing, photography, and rental equipment. Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website. Included within plant and equipment is approximately $92.5 million and $89.9 million of capital lease obligations for various pieces of manufacturing facility equipment as of December 31, 2018 and December 31, 2017, respectively. Accumulated depreciation of assets under capital lease totaled $44.9 million and $32.4 million at December 31, 2018 and December 31, 2017, respectively.

Included within land, buildings and building improvements is approximately $56.5 million of build-to-suit arrangements which represents the estimated fair market value of buildings under build-to-suit arrangements of which the Company is the "deemed owner" for accounting purposes only. See Note 9 - Commitments and Contingencies for further discussion of the Company's build-to-suit arrangements.

Included in property and equipment is approximately $26.3 million and $15.8 million of assets in construction as of December 31, 2018 and December 31, 2017, respectively, the majority of which relates to computer equipment and software.

Depreciation and amortization expense totaled $110.7 million, $88.9 million, and $93.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets

Intangible assets are comprised of the following:

	Weighted Average Useful Life	December 31,
		2018	2017
		(in thousands)
Customer relationships	9 years	$275,546	$75,146
Less: accumulated amortization		(91,087)	(73,759)
		184,459	1,387

Purchased technology	5 years	121,769	53,769
Less: accumulated amortization		(64,142)	(53,732)
		57,627	37

Trade name	9 years	112,120	54,520
Less: accumulated amortization		(38,320)	(26,273)
		73,800	28,247

Other	2 years	4,097	3,782
Less: accumulated amortization		(3,829)	(3,782)
		268	—

Total	8 years	$316,154	$29,671

Acquired intangible asset amortization expense for the years ended December 31, 2018, 2017 and 2016 was $39.3 million, $13.7 million and $18.9 million, respectively. Amortization of acquired intangible assets is estimated to be as follows (in thousands):

Year Ended December 31:
2019	$49,648
2020	48,901
2021	48,773
2022	48,082
2023	29,302
Thereafter	91,448
$316,154

Goodwill

The Company conducted its annual impairment assessment test during the fourth quarter of 2018 in accordance with authoritative guidance. Based on the qualitative assessment, the Company determined that the estimated fair values of all of the reporting units substantially exceeded their carrying values and that they were not impaired. Accordingly, there was no indication of impairment, and further quantitative testing was not required.

The following table presents the goodwill allocated to the Company's reportable segments as of and during the year ended December 31, 2018 (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017	Acquisitions	Translation Adjustments	December 31, 2018
Shutterfly Consumer	$372,072	$—	$—	$372,072
Lifetouch	—	434,862	(230)	434,632
Shutterfly Business Solutions	36,903	—	—	36,903
	$408,975	$434,862	$(230)	$843,607

Accrued Liabilities

	December 31,
	2018	2017
	(in thousands)
Accrued production costs	$46,497	$37,552
Accrued compensation	44,720	31,331
Accrued marketing expenses	36,428	22,874
Accrued income, sales and other taxes	28,886	21,745
Capital lease obligations, current portion	14,741	16,859
Accrued professional services	11,988	7,786
Accrued other	43,185	21,101
	$226,445	$159,248

Other Liabilities

	December 31,
	2018	2017
	(in thousands)
Financing obligations	$51,732	$53,682
Capital lease obligations, non-current portion	38,576	48,620
Deferred tax liability	7,110	1,012
Other liabilities	36,609	15,881
	$134,027	$119,195

Financing obligations relate to the Company's build-to-suit arrangements as further discussed in Note 9 - Commitments and Contingencies.

Note 6 — Investments

At December 31, 2018 and 2017, the estimated fair value of short-term and long-term investments classified as available for sale are as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$24,367	$—	$(43)	$24,324
Agency securities	5,728	—	(19)	5,709
U.S. government securities	3,986	—	(8)	3,978
Total short-term investments	$34,081	$—	$(70)	$34,011
Long-term investments
Corporate debt securities	$4,283	$—	$(13)	$4,270
Agency securities	2,113	—	(7)	2,106
U.S. government securities	4,445	—	(13)	4,432
Total long-term investments	$10,841	$—	$(33)	$10,808

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate debt securities	$54,911	$3	$(52)	$54,862
Agency securities	10,781	—	(14)	10,767
Commercial paper	101,546	—	—	101,546
U.S. Government securities	10,857	—	(11)	10,846
Total short-term investments	$178,095	$3	$(77)	$178,021
Long-term investments
Corporate debt securities	$6,287	$—	$(25)	$6,262
Agency securities	2,000	—	(17)	1,983
U.S. government securities	998	—	(1)	997
Total long-term investments	$9,285	$—	$(43)	$9,242

The Company had no available-for-sale investments with a significant unrealized loss that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2018, 2017 and 2016 and no impairments were recorded in the respective periods. The Company had no material realized gains or losses during the years ended December 31, 2018 and 2017.

The following table summarizes the contractual maturities of the Company's investments as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
One year or less	$34,011	$178,021
One year through three years	10,808	9,242
	$44,819	$187,263

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of identical or similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of December 31, 2018.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Total Estimated Fair Value as of
	December 31, 2018		December 31, 2017
	Cash Equivalents	Investments	Cash Equivalents	Investments
Level 1 Securities:
Money market funds	$116,212	$—	$151,071	$—
Level 2 Securities:
Corporate debt securities	—	28,594	21,592	61,124
Agency securities	—	7,815	6,444	12,750
U.S. Government securities	—	8,410	—	11,843
Commercial Paper	—	—	85,599	101,546
Total cash equivalents and investments	$116,212	$44,819	$264,706	$187,263

Derivative Assets

 As of December 31, 2018 and 2017, the fair value of the interest-rate swap agreements, which were determined based on an income-based valuation model that takes into account the contract terms as well as multiple observable market inputs such as LIBOR-based yield curves, futures, volatility and basis spreads (Level 2), were as follows (in thousands):

	Total Estimated Fair Value as of
	December 31, 2018	December 31, 2017
Derivative assets	$4,204	$2,979

Borrowings

As of December 31, 2018, and 2017, the fair value of the Company's borrowings, which were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and credit spread (Level 2) were as follows (in thousands):

	Total Estimated Fair Value as of
	December 31, 2018	December 31, 2017
Convertible senior notes	$—	$296,550
Term loans	1,081,520	300,000

The carrying value of other financial instruments, including accounts receivable, accounts payable, assumed notes from the acquisition of Lifetouch and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Derivative Financial Instruments
In August 2017, the Company entered into certain interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. The Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with the Company’s Initial Term loan ("Term Loan") drawn in October 2017 so that the interest payable on such portion of the Initial Term Loan become fixed at a rate of 4.27% (refer to Note 14 - Debt for further details regarding the term loan facility). The Swap Agreements have a maturity date of August 17, 2023 as compared to August 17, 2024 for the Initial Term Loan. Further, the Initial Term Loan has an interest-rate floor, whereas the Swap Agreements do not include a floor. All other critical terms of the Swap Agreements correspond to the Initial Term Loan, including interest-rate reset dates and underlying market indices. The Company fully drew the Initial Term Loan on October 18, 2017 which is also the effective date of the Swap Agreements. The Company has asserted that it is probable that it will have sufficient outstanding debt throughout the life of the Swap Agreements.
The Company has designated the aforementioned Swap Agreements as qualifying hedging instruments and is accounting for them as cash flow hedges pursuant to ASC 815 (as amended by ASU 2017-12).
The fair value of the Swap Agreements was $4.2 million and $3.0 million as of December 31, 2018 and December 31, 2017, respectively and were classified as other assets in the balance sheet. The unrealized gains (losses) recognized in other comprehensive income (loss) were $1.2 million and $3.0 million, for the years ended December 31, 2018 and 2017, respectively. The amounts reclassified from other comprehensive income (loss) to interest expense during the years ended December 31, 2018 and 2017 were insignificant. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is $1.1 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Initial Term Loan subject to the aforementioned interest-rate swap agreements was $7.0 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively.
The Company does not use derivative financial instruments for trading purposes.

Note 9 — Commitments and Contingencies

Leases

The Company leases certain equipment, office space, production and warehouse facilities and several photographic studios under various non-cancelable operating leases that expire on various dates through 2030. The future minimum payments of non-cancelable operating leases assumed in connection with the acquisition of Lifetouch in 2018 amount to $39.4 million at December 31, 2018. The Company's rent expense was $20.2 million, $7.1 million and $6.1 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent.

The Company has production equipment under capital leases. During the year ended December 31, 2018, the Company entered into new equipment leases with terms which resulted in capital lease treatment.

At December 31, 2018, the total future minimum payments under non-cancelable operating and capital leases are as follows (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Leases	Capital Leases
Year Ending December 31,
2019	$23,557	$16,853
2020	17,730	10,582
2021	13,763	9,908
2022	9,928	9,820
2023	1,872	8,237
Thereafter	1,501	4,023
Total minimum lease payments	$68,351	$59,423
Less: amount representing interest		(6,106)
Present value of future minimum lease payments		53,317
Less: current portion		14,741
Non-current portion of capital lease obligations		$38,576

Total future minimum sublease income to be received from non-cancelable leases is $0.6 million as of December 31, 2018.

Purchase obligations consist of non-cancelable marketing and service agreements and co-location services that expire at various dates through the year 2023. As of December 31, 2018, the Company’s purchase obligations totaled $80.6 million. At December 31, 2018, the total future minimum payments under these purchase obligations are as follows (in thousands):

Year Ending December 31,
2019	$51,033
2020	27,293
2021	1,401
2022	465
2023	447
Total minimum purchase obligations	$80,639

Build-to-suit Arrangement

The Company completed the following construction of facilities in prior years:

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

At the time of completion of each facility, the Company evaluated the de-recognition of the asset and liability under the provisions of ASC 840 Leases. If the Company did not comply with the provisions needed for sale-leaseback accounting, the

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
lease was accounted for as a financing obligation and lease payments were attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset was depreciated over the building's estimated useful life which is generally 30 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

The Company concluded that it had forms of continued economic involvement in all three of the facilities. As a result, the Company did not comply with provisions for sale-leaseback accounting and the buildings are being accounted for as a financing obligation.

At December 31, 2018, the total future rent payments under these build-to-suit arrangements are as follows (in thousands):

Year Ending December 31,
2019	$6,501
2020	6,646
2021	6,794
2022	6,947
2023	6,479
Thereafter	6,522
Total future rent payments under build-to-suit arrangements	$39,889

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

Letter of credit

As of December 31, 2018, the Company has stand-by letters of credit, totaling approximately $18.7 million, for the benefit of the Company’s workers’ compensation insurance carriers. There were no amounts drawn against any of the letters of credit at December 31, 2018. The letters of credit are secured by collateral in the form of a certificate of deposit, which is treated as restricted other current asset and is recorded in other current assets on the balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal Matters

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, financial position, liquidity, or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in the Company's business or other developments rendering them, in the Company's judgment, no longer material to the Company's business, financial position, liquidity, or results of operations.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Monroy v. Shutterfly, Inc.

On November 30, 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against Shutterfly in the U.S. District Court for the Northern District of Illinois. The complaint asserts that Shutterfly violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. The Company believes the suit is without merit and intends to vigorously defend against it.

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

Vigeant v Meek et al.

On March 1, 2018, a purported class action complaint was filed against several directors of Lifetouch, Inc. (which became a direct wholly-owned subsidiary of Shutterfly on April 2, 2018) and the trustee of the Lifetouch Employee Stock Ownership Plan (the “ESOP”) in the U.S. District Court for the District of Minnesota (the "District Court"). On April 2, 2018, the complaint was amended to include the prior ESOP trustees and plan sponsor (Lifetouch) as additional named defendants. On November 7, 2018, the District Court granted defendant’s motion to dismiss in its entirety and with prejudice. Plaintiffs’ counsel filed a timely notice of appeal with the 8th Circuit Court of Appeals. The complaint alleges violations of the Employee Retirement Income Security Act, including that the ESOP should not have been permitted to continue investing in Lifetouch stock during a period in which the Lifetouch stock price was declining. The plaintiffs seek recovery for damages arising from the alleged breaches of fiduciary duty. The Company believes this suit is without merit and intends to vigorously defend against it.

In all cases, at each reporting period, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued.  There are no amounts accrued which the Company believes would be material to its financial position, liquidity, and results of operations.

Note 10 — Stock-Based Compensation

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and outstanding on the December 31 immediately prior to the date of increase and for automatic increases on January 1, 2014 and January 1, 2015 by 1,200,000 shares of the Company's common stock.

In December 2015, the 2006 Plan was superseded by the 2015 Equity Incentive Plan (the "2015 Plan").

Tiny Prints 2008 Equity Incentive Plan

In April 2011, in connection with the acquisition of Tiny Prints, the Company converted and assumed the equity awards granted under the Tiny Prints 2008 Equity Incentive Plan (the “Tiny Prints Plan”).  Awards granted under the Tiny Prints Plan include ISO, NSO, and restricted share awards, all of which generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder ratably on a monthly basis over the following three years. Options under this plan will expire if not exercised within ten years from the date of grant, and options and awards will expire if forfeited due to termination.

2015 Equity Incentive Plan

In December 2015 the Company’s stockholders approved, the 2015 Plan, and all shares of common stock available for grant under the 2006 Plan transferred to the 2015 Plan. The types of awards under the 2015 Plan include restricted stock awards, stock bonus awards, restricted stock units, and performance shares. The 2015 Plan provides for 1,400,000 shares of the Company's common stock available for issuance in addition to the shares available under the 2006 plan. The 2015 Plan was amended in 2017 and 2018 to increase the number of shares available for issuance by 1,300,000 and 900,000 shares, respectively.

Stock Option Activity

A summary of the Company’s stock option activity at December 31, 2018 and changes during the period are presented in the table below (share numbers and aggregate intrinsic values in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2017	1,529	$46.77
Granted	342	73.04
Exercised	(439)	45.96
Forfeited, canceled or expired	(27)	45.49
Balance, December 31, 2018	1,405	$53.44	5.1	$216
Options vested and expected to vest as of December 31, 2018	1,309	$52.91	5.0	$216
Options vested as of December 31, 2018	439	$47.31	4.4	$216

As of December 31, 2017, and 2016, there were 401,000 and 100,000 options vested, respectively.

During the year ended December 31, 2018, the Company granted options to purchase an aggregate of 342,000 shares of common stock at a weighted average exercise price of $73.04, with an estimated weighted-average grant-date fair value of $22.29. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $13.5 million, $0.9 million, and $2.8 million, respectively. Net cash proceeds from the exercise of stock options were $20.2 million, $0.7 million, and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $6.2 million, $4.5 million, and $0.1 million, respectively.

Valuation of Stock Options

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculated volatility using an average of its historical and implied volatilities as it had sufficient public trading history to cover the entire expected term. The expected term of options gave consideration to historical exercises, post

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-vest cancellations and the options contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Annual risk-free rate of return	2.7%	1.9%	1.2%
Expected volatility	33.2%	29.8%	32.9%
Expected term (years)	4.1	4.1	4.1

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance-based restricted stock units ("PBRSUs") to its employees under the provisions of the 2015 Plan and inducement awards to certain new employees upon hire in accordance with Nasdaq Listing Rule 5635(c)(4). The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant.  RSUs typically vest and are settled annually, based on a four-year total vesting term. Compensation cost associated with RSUs is amortized on a straight-line basis over the requisite service period. Compensation expense associated with PBRSUs granted in previous years is recognized on an accelerated attribution model. As of December 31, 2018, the PBRSUs granted in previous years are only subject to service vesting conditions as the performance criteria have been met.

In 2018, the Company granted PBRSUs that have both performance criteria tied to the Company's financial performance and a three-year service condition. Compensation cost associated with these PBRSUs is recognized based on the estimated number of shares the Company ultimately expects will vest and amortized on a straight-line basis over the requisite service period as these PBRSUs consist of only one tranche. If in the future, situations indicate that the performance criteria is not probable, then no further compensation cost will be recorded and any previous costs will be reversed.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2018, is as follows (share numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Awarded and unvested, December 31, 2017	2,293	$44.64
Granted	810	75.34
Vested	(937)	44.62
Forfeited	(225)	49.37
Awarded and unvested as of December 31, 2018	1,941	$56.91
RSUs expected to vest as of December 31, 2018	1,693

 Included in the RSU grants for the year ended December 31, 2018 are approximately 71,000 PBRSUs that have both performance criteria tied to the Company's 2020 financial performance and a three-year service criteria.

During the years ended December 31, 2018, 2017, and 2016, the fair value of awards vested were $41.8 million, $41.9 million, and $56.7 million respectively.

At December 31, 2018, the Company had $76.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, RSUs and PBRSUs that will be recognized over a weighted-average period of approximately two years.

Tax Benefit Included in the Provision for Income Taxes

 The total tax benefit included in the provision for income taxes in connection with stock-based compensation for the years ended December 31, 2018, 2017 and 2016 was $18.2 million, $17.8 million and $17.2 million, respectively.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes

Income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$59,562	$35,213	$26,440
Foreign	96	32	148
Total	$59,658	$35,245	$26,588

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	December 31,
	2018	2017	2016
Federal:
Current	$(90)	$912	$837
Deferred	6,199	(2,884)	7,306
	6,109	(1,972)	8,143
State:
Current	3,274	3,937	188
Deferred	(277)	3,050	1,895
	2,997	6,987	2,083
Foreign:
Current	448	472	758
Deferred	(292)	(327)	(302)
	156	145	456
Total income tax expense (benefit):
Current	3,632	5,321	1,783
Deferred	5,630	(161)	8,899
	$9,262	$5,160	$10,682

The Company’s actual tax expense differed from the statutory federal income tax rate, as follows:

	December 31,
	2018	2017	2016
Income tax expense at statutory rate	21.0%	35.0%	35.0%
State income taxes	0.2	0.8	(2.8)
Stock-based compensation	(10.2)	(3.2)	(0.4)
R&D tax credit	(3.7)	(4.3)	(6.6)
Non-deductible executive compensation	3.5	5.4	4.7
Valuation allowance	3.1	6.4	7.4
Uncertain tax benefit liability settlement	—	—	1.4
Tax reform	—	(25.2)	—
Other	1.6	(0.3)	1.5
	15.5%	14.6%	40.2%

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act introduces tax reform that reduces the current corporate federal income tax rate from 35% to 21%, among other changes. The rate reduction was effective January 1, 2018.

Following the enactment of the Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASC 740, Income Taxes ("ASC 740"). At December 31, 2017, in accordance with SAB 118, the Company reflected the income tax effects of those aspects of the Act for which the accounting under ASC 740 was complete and recorded a reasonable provisional estimate for certain income tax effects of the Tax Act and recorded an $8.9 million non-cash benefit due to the revaluation of its federal tax liabilities, as a result of the reduction in the U.S. federal statutory tax rate. At December 31, 2018, the Company completed the measurement period under SAB 118 and finalized its provision for certain income tax effects of the Tax Act, noting no material changes to the amounts previously recorded at the end of 2017.

On April 2, 2018, Shutterfly acquired the stock of Lifetouch, a U.S. company incorporated in Minnesota, for approximately $825.0 million. The acquisition was structured as a stock acquisition with an Internal Revenue Code Section 338 (h) (10) election, which resulted in the acquisition being treated as an acquisition of assets for income tax purposes. All amounts disclosed below include the effects of the Lifetouch combination unless stated otherwise.

At December 31, 2018 the Company had approximately $3.0 million, $11.4 million and $3.1 million of federal, California and Canada net operating loss carryforwards, respectively. These carryforwards will expire beginning in the year 2028, 2031 and 2037 for Federal, California and Canada purposes, respectively.

The Company also had research and development credit carryforwards of approximately $15.0 million and $18.2 million for federal and state income tax purposes, respectively, at December 31, 2018. The research and development credits may be carried forward over a period of 20 years for federal tax purposes, indefinitely for California tax purposes, and 15 years for Arizona purposes. The research and development tax credit will begin to expire starting in 2029 for federal and 2023 for Arizona.

The Internal Revenue Service ("IRS") limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

The components of the net deferred tax assets as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$2,248	$1,837
Reserves and other tax benefits	37,950	33,145
Tax credits	36,248	32,057
Deferred tax assets	76,446	67,039
Valuation allowance	(18,936)	(17,111)
Net deferred tax assets	57,510	49,928
Deferred tax liabilities:
Depreciation and amortization	(59,839)	(47,293)
Net deferred tax assets (liabilities)	$(2,329)	$2,635

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The valuation allowance related to deferred income taxes was $18.9 million and $17.1 million as of December 31, 2018 and December 31, 2017, respectively. The increase in the valuation allowance was attributed to the Company's generation of certain California and other state income tax credits which it believes it will not be able to utilize.

Based on the Company’s assessment, excluding the valuation allowance recorded related to certain state deferred tax assets that are not likely to be realized, it is more likely than not that the Company’s U.S. net deferred tax asset will be realized through future taxable earnings, and/or the reversal of existing taxable temporary differences as of December 31, 2018. Shutterfly's business is cyclical and taxable income is highly dependent on revenue that historically has occurred during the fourth quarter. If there are changes to this historic trend and the Company's fourth quarter does not yield results in-line with expectations, the Company may not be profitable in a given year resulting in a potential cumulative loss.  When a tax planning strategy is feasible and prudent, the Company would pursue any possible tax planning strategies to avoid the expiration of the Company's tax attributes and none have been identified or considered as of December 31, 2018. Accordingly, with exception of the valuation allowance discussed above, no additional valuation allowance has been recorded on this net asset as of December 31, 2018. The Company will continue to assess the need for a valuation allowance in the future.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2018, the Company had $10.2 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows (in thousands):

	2018	2017	2016
Balance of unrecognized tax benefits at January 1	$9,029	$6,586	$5,703
Additions for tax positions of prior years	160	1,393	—
Additions for tax positions related to current year	1,031	1,050	951
Reductions for tax positions of prior years	—	—	(68)
Balance of unrecognized tax benefits at December 31	$10,220	$9,029	$6,586

If the $10.2 million of unrecognized tax benefits as of December 31, 2018 is recognized, approximately $5.2 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company’s policy is to recognize interest or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amounts accrued for interest and penalties related to tax uncertainties were not significant for the year ended December 31, 2018. No amounts were accrued for the year ended December 31, 2017.

The Company provides for federal income taxes on the earnings of its foreign subsidiary, as such, earnings are currently recognized as U.S. taxable income.

As of December 31, 2018, the Company is subject to taxation in the United States, Canada and Israel. The Company is subject to examination for tax years including and after 2015 for federal income taxes. Certain tax years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Note 12 — Employee Benefit Plan

In 2000, the Company established a 401(k) plan under the provisions of which eligible employees may contribute an amount up to 50% of their compensation on a pre-tax basis, subject to IRS limitations. The Company matches employees’ contributions at the discretion of the Board.

In 2018, the Company made discretionary contributions to the 401(k) plan in the amount of $4.6 million, with no significant discretionary contributions in 2017 and 2016.

Note 13 — Share Repurchase Program

On October 24, 2012, the Company's Board of Directors conditionally authorized and the Audit Committee subsequently approved a share repurchase program for up to $60.0 million of the Company's common stock. As of December 31, 2018, the Company's Board of Directors had approved increases to the program on the following dates:

•On February 6, 2014, the Company's Board of Directors approved an increase of $100.0 million in addition to any amounts repurchased as of that date.
•On February 9, 2015, the Company's Board of Directors approved an increase of $300.0 million in addition to any amounts repurchased as of that date.
•On April 21, 2016, the Company's Board of Directors approved an increase of $100.0 million in addition to any amounts repurchased as of that date.
•On April 18, 2017, the Company's Board of Directors approved an increase of $140.0 million in addition to any amounts repurchased as of that date.
The Company suspended its share repurchase program as of December 31, 2017.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table provides information about the Company's repurchase of shares of the Company's common stock for fiscal years 2016, 2017, and 2018:

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

Note 14 - Debt

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

In October 2017, the Company fully drew the $300.0 million Term Loan under the Credit Agreement. On April 2, 2018, the Company entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million ("Incremental Term Loan") to finance the acquisition of Lifetouch, Inc. The full amount of the $200.0 million Revolving Loan Facility remains undrawn as of December 31, 2018.

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
The effective interest rate for the unhedged portion of the Initial Term Loan for year ended December 31, 2018 was 4.48%. The effective interest rate for the Incremental Term Loan for the year ended December 31, 2018 was 4.86%.

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Both the Initial Term Loan and the Incremental Term Loan have a maturity date of August 17, 2024. Commencing on the respective last day of the first full fiscal quarter following the Company's respective borrowing of the Initial Term Loan and the Incremental Term Loan, the respective Initial Term loan and Incremental Term Loan amortize in equal quarterly installments of 0.25% of the outstanding principal balance for each loan, with the remaining respective principal balances payable on the maturity date. Amounts drawn on the Revolving Loan Facility, if any, mature on August 17, 2022. Further, the Company has the right to prepay its borrowings under the Credit Agreement in whole or in part at any time without a premium or penalty, subject to certain limitations. The Credit Agreement also contains certain customary mandatory prepayments under certain conditions as set forth in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments (including declaration and payment of dividends), in each case subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance, measured as of the end of each fiscal quarter, with a consolidated secured net leverage ratio and a consolidated interest expense coverage ratio. As of December 31, 2018, the Company is in compliance with these financial covenants.
In August 2017, the Company entered into certain interest-rate swap agreements with an effective date of October 18, 2017 that have the economic effect of modifying a portion of the variable interest-rate obligations associated with the Initial Term Loan so that the interest payable on such portion become fixed (refer to Note 8 - Derivative Financial Instruments for further details regarding the interest-rate swap agreements).
The Company incurred origination costs of $5.6 million during the year ended December 31, 2017 related to the Credit Agreement and $18.3 million during the year ended December 31, 2018 related to the Incremental Term Loan. The origination costs attributable to the Revolving Loan Facility were capitalized within prepaid expenses for the current portion and other assets for the non-current portion. The origination costs attributable to the Initial Term Loan and the Incremental Term Loan are presented as a reduction to the carrying value of the debt in the consolidated balance sheets. Fees attributable to the Revolving Loan Facility of $0.8 million are being amortized over five years as component of interest expense. The fees attributable to the Initial Term Loan of $4.8 million and the Incremental Term Loan of $18.3 million are being amortized over the term of the loans, both as a component of interest expense.
The Initial Term Loan and the Incremental Term Loan consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Principal borrowings	$1,125,000	$300,000
Less: principal payments	(7,109)	—
Less: debt issuance costs, net of amortization	(20,044)	(4,543)
Net carrying amount	$1,097,847	$295,457

Term loans, current	$11,137	$3,000
Term loans, non-current	$1,086,710	$292,457

The following table sets forth the total interest expense recognized related to the Initial Term Loan and the Incremental Term Loan during the years ended December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Floating interest (including the effects of cash flow hedges)	$43,916	$2,505
Amortization of debt issuance costs	2,846	247
Delayed draw ticking fees	—	551
	$46,762	$3,303

Assumed Notes Payable from the Acquisition of Lifetouch

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the acquisition of Lifetouch in the second quarter of 2018 (refer to Note 4 - Acquisition), the Company assumed $9.1 million of legacy Lifetouch notes payable (of which $3.8 million was classified as current), which is payable in varying principal payments plus interest rates ranging from 0.0% to 2.2% with maturities at various dates through July 2022. These notes payable were issued by Lifetouch to finance various acquisitions and represent promissory notes issued to the owners of the acquired companies for an amount equal to the purchase consideration. Payments of principal for these notes payable during the year ended December 31, 2018 was $2.5 million.

As of December 31, 2018, the estimated future principal payments of the Initial Term Loan, Incremental Term Loan and the assumed Lifetouch notes payable are as follows (in thousands):

Year Ending December 31,
2019	$14,390
2020	13,037
2021	12,052
2022	11,545
2023	10,700
Thereafter	1,063,304
$1,125,028

0.25% Convertible Senior Notes Due and Paid May 15, 2018
In May 2013, the Company issued $300.0 million aggregate principal amount of 0.25% convertible senior notes (the "Notes") which were due and paid on May 15, 2018. Interest was payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2013. Upon maturity, the Company paid the aggregate principal amount of $300.0 million and delivered 1,108,000 shares of the Company's common stock. The Company also received 1,108,000 shares of the Company's common stock from a note hedge transaction that was entered into in May 2013 to minimize the potential economic dilution upon the aforementioned conversion of the Notes.
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
The Notes were paid in May 2018. As of December 31, 2017, Notes consist of the following (in thousands):

December 31, 2017
Liability component:
Principal	$300,000
Less: debt issuance costs, debt discount, net of amortization	(5,946)
Net carrying amount (classified as current)	$294,054

Equity component (1)	$63,510

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Recorded in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million of issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2018	2017	2016
0.25% coupon	$281	$750	$750
Amortization of debt issuance costs	543	1,395	1,319
Amortization of debt discount	5,403	13,866	13,113
	$6,227	$16,011	$15,182

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
Warrant
Separately, in May 2013, the Company entered into warrant transactions (the “Warrant”), whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $83.18 per share. The Company received aggregate proceeds of $43.6 million from the sale of the Warrant. Commencing on August 15, 2018, the Company was required to begin settlement of the warrants ratably over an 80-trading-day period. Based on the Company’s stock price from August 15, 2018 through December 6, 2018, no shares were required to be settled during this period.

Note 15 — Segment Reporting

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

The Company’s segments are determined based on the products and services each segment provides and how the CODM evaluates the business. The Company has the following reportable segments:

Shutterfly Consumer - Includes sales from the Company's brands and are derived from the sale of a variety of products such as, cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and prints, and related shipping revenue, as well as rental revenue from its BorrowLenses brand. Revenue from advertising displayed on the Company's website is also included in Shutterfly Consumer revenue.

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lifetouch - Includes revenue from professional photography services for schools, preschools and retail studios operated by Lifetouch under the JCPenney Portrait brand as well as churches and other groups.

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

The Company's segment results for fiscal 2018, 2017 and 2016 were as follows (dollars in thousands):

	Year Ended December 31
	2018	2017	2016
Shutterfly Consumer:
Net revenue	$971,829	$996,963	$997,556
Cost of net revenue	452,226	456,665	455,387
Technology and development	124,670	140,698	146,216
Sales and marketing	168,442	170,687	198,583
Credit card fees	25,072	25,645	26,319
Margin(1)	$201,419	$203,268	$171,051
Margin %	20.7%	20.4%	17.1%

Lifetouch(2):
Net revenue(3)	$798,718	$—	$—
Cost of net revenue(4)	299,467	—	—
Technology and development	21,711	—	—
Sales and marketing(5)	288,578	—	—
Credit card fees	8,951	—	—
Margin(1)	$180,011	$—	$—
Margin %	22.5%	—%	—%

Shutterfly Business Solutions:
Net revenue	$230,588	$193,239	$136,668
Cost of net revenue	187,392	154,068	100,582
Technology and development	13,614	17,907	12,142
Sales and marketing	6,067	4,476	5,005
Margin(1)	$23,515	$16,788	$18,939
Margin %	10.2%	8.7%	13.9%

Consolidated Segments:
Net revenue(3)	$2,001,135	$1,190,202	$1,134,224
Cost of net revenue(4)	939,085	610,733	555,969
Technology and development	159,995	158,605	158,358
Sales and marketing	463,087	175,163	203,588
Credit card fees	34,023	25,645	26,319
Margin(1)	$404,945	$220,056	$189,990
Margin %	20.2%	18.5%	16.8%

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table reconciles segment margin to total operating income and income before income taxes, segment net revenue to Net revenue, and segment cost of net revenue to Cost of net revenue for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31
	2018	2017	2016
Total segment margin	$404,945	$220,056	$189,990
Purchase accounting deferred revenue adjustment(1)	(39,315)	—	—
Purchase accounting inventory adjustment(2)	(10,931)	—	—
Purchase accounting deferred rent adjustment(3)	(292)	—	—
Corporate expenses(4)	(130,642)	(74,903)	(75,068)
Amortization of intangible assets	(40,424)	(14,916)	(20,120)
Stock-based compensation expense	(47,721)	(43,573)	(45,692)
Restructuring	(4,618)	(16,966)	—
Acquisition-related costs	(15,549)	—	—
Capital lease termination	—	(8,098)	—
Income from operations	$115,453	$61,600	$49,110

Income from operations	$115,453	$61,600	$49,110
Interest expense	(61,239)	(27,836)	(23,023)
Interest and other income, net	5,444	1,481	501
Income before income taxes	$59,658	$35,245	$26,588

Total segment net revenue	$2,001,135	$1,190,202	$1,134,224
Purchase accounting deferred revenue adjustment(1)	(39,315)	—	—
Net revenue	$1,961,820	$1,190,202	$1,134,224

Total segment cost of net revenue	$939,085	$610,733	$555,969
Purchase accounting inventory adjustment(2)	10,931	—	—
Stock-based compensation expense for cost of net revenue	3,824	4,339	4,579
Amortization of intangible assets for cost of net revenue	7,735	4,578	5,569
Cost of net revenue	$961,575	$619,650	$566,117

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

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(3) Segment reporting excludes this purchase accounting adjustment for deferred rent.
(4) Corporate expenses include activities that are not directly attributable or allocable to a specific segment. This category consists primarily of expenses related to certain functions performed at the corporate level such as non-manufacturing facilities, human resources, finance and accounting, legal, information technology, integration, etc.

Note 16 — Restructuring

2018 Restructuring Plan

During the fourth quarter of 2018, the Company's' Board of Directors approved a restructuring plan to close four Lifetouch facilities in 2019 ("2018 Restructuring Plan"): Loves Park, Illinois; Bloomington, Minnesota; Chico, California; and Chattanooga, Tennessee and consolidate this volume into existing Shutterfly facilities and a new 237,000 square foot facility in Texas to be completed in the first half of 2020. The consolidation involves a mix of moving existing Lifetouch equipment to Shutterfly facilities, and migrating Lifetouch volumes to Shutterfly's digital presses. Given the adjacent peak periods of the Shutterfly Consumer and the Lifetouch businesses, this consolidation of facilities will further reduce the Company's reliance on temporary labor while improving the utilization of existing assets.

The Company plans to retain a portion of the impacted employees in this transaction, who will move to other existing Shutterfly or Lifetouch facilities, and the Company will offer appropriate severance and/or retention packages to other employees. During the fourth quarter of 2018, the planned exit resulted in restructuring charges of $1.7 million and consisted of employee related costs of $0.9 million and depreciation of property and equipment of $0.8 million. The Company expects to complete the 2018 Restructuring Plan by the end of 2019 and is currently in the process of estimating the financial impact on its financial statements.

iMemories Restructuring

The Company completed the acquisition of Lifetouch on April 2, 2018. At the time the Company purchased Lifetouch, it anticipated that it would exit the iMemories business, as Shutterfly Photos was a more complete and advanced solution ("iMemories Restructuring"). The Company decided to accelerate the process of exiting iMemories, which was completed in the second quarter of 2018 and was divested for a nominal amount. The exit resulted in restructuring charges of $3.0 million consisted of lease termination costs of $1.0 million, employee-related costs of $0.8 million and other costs of $1.2 million. Payments of $2.2 million in connection with these charges were made during the second quarter of 2018. The remaining $0.8 relates to non-cash restructuring charges primarily related to write-off of certain assets. The Company does not expect to incur any further charges in connection with this divestiture.

2017 Restructuring Plan

During the first quarter of 2017, the Board of Directors approved, committed to and initiated a plan to significantly simplify the Consumer business during 2017 ("2017 Restructuring Plan"). As of December 31, 2018, the Company had substantially completed all actions under the 2017 Restructuring Plan. The Tiny Prints, MyPublisher and Wedding Paper Divas legacy websites were shut down. To retain as many customers and as much revenue as possible, the Company sought to migrate customers from the legacy websites to Shutterfly.com. Further, as part of the plan, the Company announced that it would undertake a strategic review of BorrowLenses for possible sale. The Company completed the strategic review process in the third quarter of 2017 and decided to retain and operate the business. Total restructuring costs associated with the 2017 Restructuring Plan were $16.8 million and impacted the restructuring expense line items within cost of net revenue and operating expenses in the consolidated statement of operations during the year ended December 31, 2017.

Restructuring Activity

The following table summarizes the restructuring costs recognized during the years ended December 31, 2018, 2017, and 2016 (in thousands):

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2018 Activity	Balance December 31, 2017 (1)	Restructuring Charges	Cash Payments	Non-Cash Adjustments (2)	Balance December 31, 2018 (1)
2018 Restructuring Plan:
Employee costs	$—	$861	$—	$—	$861
Property and equipment	—	805	—	(805)	—
Total 2018 Restructuring Plan	$—	$1,666	$—	$(805)	$861
iMemories Restructuring	$—	$2,952	$(2,200)	$(752)	$—
2017 Restructuring Plan	$1,846	$—	$(1,238)	$(486)	$122
2015 Restructuring Plan	$1,393	$—	$(244)	$—	$1,149
Total restructuring plans	$3,239	$4,618	$(3,682)	$(2,043)	$2,132

Fiscal 2017 Activity	Balance December 31, 2016 (1)	Restructuring Charges	Cash Payments	Non-Cash Adjustments (2)	Balance December 31, 2017 (1)
2017 Restructuring Plan:
Property and equipment	$—	$8,233	$(250)	$(6,933)	$1,050
Employee costs	—	5,851	(4,658)	(814)	379
Inventory	—	1,475	—	(1,475)	—
Other costs	—	1,226	(786)	(23)	417
Total 2017 Restructuring Plan	$—	$16,785	$(5,694)	$(9,245)	$1,846
2015 Restructuring Plan	$1,602	$181	$(390)	$—	$1,393
Total restructuring plans	$1,602	$16,966	$(6,084)	$(9,245)	$3,239

Fiscal 2016 Activity	Balance December 31, 2015 (1)	Restructuring Charges	Cash Payments	Balance December 31, 2016 (1)
2015 Restructuring Plan:
Employee costs	$466	$61	$(527)	$—
Other costs	2,059	229	(686)	1,602
Total restructuring plan	$2,525	$290	$(1,213)	$1,602

(1) Restructuring costs as of December 31, 2018, 2017 and 2016 are recorded in accrued liabilities and other non-current liabilities.
(2) Non-cash adjustments include depreciation and amortization of property and equipment (primarily capitalized software development costs and manufacturing equipment) and intangible assets, inventory markdowns, stock-based compensation, and other non-cash costs incurred as part of the restructuring.

Note 17 — Quarterly Financial Data (Unaudited)

The Company acquired Lifetouch on April 2, 2018. Results of Lifetouch are included in the consolidated statement of operations from the date of its acquisition in the second quarter of 2018. Due to the seasonal nature of the Company’s business, fourth quarter operating results typically represent a substantially larger share of total year revenue and earnings because they include the holiday season and the traditional fall school picture season. The Company follows the same accounting policies for

SHUTTERFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
preparing its quarterly and annual financial data that is summarized for the years ended December 31, 2018 and 2017 as follows (in thousands, except per share amounts):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$199,725	$443,372	$368,757	$949,966
Gross profit	$73,679	$210,144	$144,019	$572,404
Net income (loss)	$(27,165)	$(26,512)	$(73,543)	$177,616

Net income (loss) per common share:
Basic	$(0.83)	$(0.80)	$(2.20)	$5.28
Diluted	$(0.83)	$(0.80)	$(2.20)	$5.19

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$191,972	$209,032	$195,443	$593,755
Gross profit	$74,613	$90,631	$64,296	$339,537
Net income (loss)	$(33,194)	$(22,838)	$(25,607)	$111,724

Net income (loss) per common share:
Basic	$(0.98)	$(0.68)	$(0.78)	$3.45
Diluted	$(0.98)	$(0.68)	$(0.78)	$3.37

Note 18 — Subsequent Event

In January 2019, the Company repaid $200.0 million of the Incremental Term Loan that was used to finance the acquisition of Lifetouch.

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2016	$10	45	—	(20)	$35
Year ended December 31, 2017	$35	—	—	(35)	$—
Year ended December 31, 2018	$—	34	—	(32)	$2

Tax Valuation Allowance
Year ended December 31, 2016	$8,161	1,956	—	(119)	$9,998
Year ended December 31, 2017	$9,998	3,773	3,340	—	$17,111
Year ended December 31, 2018	$17,111	2,126	(301)	—	$18,936

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may change over time.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 did not include the internal controls of Lifetouch, Inc. (“Lifetouch”)  because Lifetouch was acquired in a business combination in April 2018. Lifetouch is a wholly-owned subsidiary of the Company whose total assets represent 10% and total revenue represents 39% of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Proposal No. 1 — Election of Directors."

The information concerning our executive officers required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Executive Officers."

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the Company’s Chief Financial Officer. This code of ethics, titled the "Code of Conduct and Ethics for Chief Executive Officer and Senior Financial Department Personnel," can be found on our website at www.shutterfly.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item, if any, is incorporated by reference to information set forth in the Proxy Statement, in the section entitled "Corporate Governance—Stockholder Nominations to the Board Of Directors."

The information concerning the audit committee of the Board of Directors and the audit committee financial experts required by this Item is incorporated by reference to information set forth in the Proxy Statement, in the section entitled "Corporate Governance—Board Meetings and Committees."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item with respect to executive compensation, risk management and the compensation committee of the Board of Directors is incorporated by reference to information set forth in the Proxy Statement in the sections entitled "Executive Compensation," "Compensation and Leadership Development Committee Interlocks and Insider Participation," and "Report of the Compensation and Leadership Development Committee of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions required by this Item is incorporated by reference to information set forth in the Proxy Statement in the section entitled "Certain Transactions."

The information required by this Item with respect to director independence is incorporated by reference to information set forth in the Proxy Statement in the section entitled "Independence of the Board of Directors and its Committees."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Ratification of Selection of Independent Registered Public Accounting Firm."

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

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.01	Restated Certificate of Incorporation.	S-1	333-135426	June 29, 2006	3.03
3.02	Restated Bylaws.	10-Q	001-33031	July 31, 2012	3.02
4.01	Form of common stock certificate.	S-1/A	333-135426	August 18, 2006	4.01
4.02	Indenture, dated as of May 20, 2013, by and between Shutterfly, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-33031	May 20, 2013	4.01
10.01	Form of Indemnity Agreement.*	S-1	333-135426	June 29, 2006	10.01
10.02	2006 Equity Incentive Plan, as amended.*	10-Q	001-33031	November 5, 2013	10.01
10.03	Forms of stock option agreement, stock option exercise agreement, restricted stock agreement, restricted stock unit agreement, stock appreciation right agreement and stock bonus agreement under the 2006 Equity Incentive Plan, as amended.*	10-K	001-33031	February 7, 2011	10.24
10.04	Form of Inducement Restricted Stock Unit Award Agreement.*	10-K	001-33031	February 14, 2013	10.04
10.05	2015 Equity Incentive Plan.*	DEF 14A	001-33031	November 18, 2015	Appendix A
10.06	Forms of restricted stock unit agreements, stock appreciation right agreement and stock bonus agreement under the 2015 Equity Incentive Plan.*	S-8	001-33031	December 30, 2015	99.1
10.07	Offer letter dated January 17, 2007 for Dwayne Black.*	10-K	001-33031	March 20, 2007	10.15
10.08	Amendment to Offer Letter dated December 23, 2008 for Dwayne Black.*	10-K	001-33031	February 24, 2009	10.20
10.09	Offer Letter dated October 9, 2014 for Satish Menon.*	10-K	001-33031	February 18, 2015	10.18
10.10	Offer Letter dated October 23. 2015, by and between Shutterfly, Inc. and Mike Pope.*	8-K	001-33031	October 27, 2015	10.1
10.11	Offer Letter dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	8-K	001-33031	March 17, 2016	99.1
10.12	Inducement Stock Option Award, including Notice of Grant, dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	10-Q	001-33031	August 4, 2016	10.03
10.13	Inducement Restricted Stock Unit Award, including Notice of Grant, dated March 15, 2016, by and between Shutterfly, Inc. and Christopher North.*	10-Q	001-33031	August 4, 2016	10.04
10.14	Amended and Restated Credit Agreement, dated June 10, 2016, by and among the Company, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A.**	10-Q	001-33031	August 4, 2016	10.05

10.15	Form of Amended and Restated Retention Agreement.*	8-K	001-33031	February 17, 2017	99.1
10.16	Credit Agreement, dated as of August 17, 2017, by and among Shutterfly, Inc., the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.	8-K	001-33031	October 17, 2017	99.1
10.17	Stock Purchase Agreement dated January 30, 2018 by and between Shutterfly, Inc., Lifetouch Inc. and Lifetouch Inc. Employee Stock Ownership Trust.	8-K	001-33031	January 30, 2018	2.1
10.18	Debt Commitment Letter dated January 30, 2018 by and between Shutterfly, Inc.	8-K	001-33031	January 30, 2018	99.1
10.19	Incremental Term Loan Amendment, dated as of April 2, 2018, to the Credit Agreement, dated as of August 17, 2017, by and among Shutterfly, Inc., the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.	8-K	001-33031	April 2, 2018	99.1
10.20	Performance-Based Restricted Stock Unit Award for Christopher North.*	10-Q	001-33031	November 7, 2018	10.01
10.21	Performance-Based Restricted Stock Unit Award for Michael Meek.*	10-Q	001-33031	November 7, 2018	10.02
10.22	Offer Letter dated January 19, 2018 for Michael Meek.*					X
10.23	Offer Letter dated May 14, 2018 for Mickey Mericle.*					X
10.24	Shutterfly, Inc. Bonus Plan.*					X
21.01	Subsidiaries of Registrant					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. (See signature page of this Form 10-K).					X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).***					X

101	The following financial statements from Shutterfly Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Comprehensive Income/(Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.	X

__________

*	Represents a management contract or compensatory plan.

**	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.

***	This certification is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shutterfly specifically incorporates it by reference.

ITEM 16. FORM 10K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERFLY, INC.
(Registrant)

Dated: February 28, 2019	By:	/s/ Michael Pope
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

Signature	Title	Date

/s/ Christopher North	President, Chief Executive Officer and Director	February 28, 2019
Christopher North	(Principal Executive Officer)

/s/ Michael Pope	Senior Vice President and Chief Financial Officer	February 28, 2019
Michael Pope	(Principal Financial Officer)

/s/ Lisa Blackwood-Kapral	Vice President and Chief Accounting Officer	February 28, 2019
Lisa Blackwood-Kapral	(Principal Accounting Officer)

/s/ William Lansing	Chairman of the Board of Directors and Director	February 28, 2019
William Lansing

/s/ Thomas D. Hughes	Director	February 28, 2019
Thomas D. Hughes

/s/ Eva Manolis	Director	February 28, 2019
Eva Manolis

/s/ Ann Mather	Director	February 28, 2019
Ann Mather

/s/ Elizabeth Rafael	Director	February 28, 2019
Elizabeth Rafael

/s/ Elizabeth Sartain	Director	February 28, 2019
Elizabeth Sartain

/s/ H. Tayloe Stansbury	Director	February 28, 2019
H. Tayloe Stansbury

/s/ Brian T. Swette	Director	February 28, 2019
Brian T. Swette

/s/ Michael P. Zeisser	Director	February 28, 2019
Michael P. Zeisser