Form 10-Q
period 2019-03-31
SHUTTERFLY INC
filed 2019-05-06
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-33031

SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3330068
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2800 Bridge Parkway Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code
(650) 610-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	SFLY	The Nasdaq Global Select Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No   ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2019
Common stock, $0.0001 par value per share	34,199,981

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon our current expectations. These forward-looking statements include statements related to gaining access to Lifetouch customers after our acquisition; the benefit Lifetouch customers stand to gain from Shutterfly Photos; the expectation to realize revenue from Lifetouch customers; the expectations of realizing acquisition synergies; the plan to have our Texas facility serve all of our business segments; the closing of four legacy Lifetouch facilities and related employee considerations; the plan to acquire customers through multiple marketing channels; the plan to attract, retain and grow our leadership team; the anticipated departure of our CEO; our expected secured gross leverage ratio; any effect we would experience from a change in interest rates; the anticipation that our current cash balance and cash generated from operations will be sufficient to meet our strategic and other financial requirements; our intent to continue to expand our use of cloud services; our intent to pursue patent coverage in other countries; our plan to reinstate our stock repurchase program in the fourth quarter of 2019; as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “guidance,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, decreased consumer discretionary spending as a result of general economic conditions; our ability to expand our customer base and increase sales to existing customers; failure to realize the anticipated benefits of the Lifetouch acquisition; the exploration of strategic alternatives; recent and ongoing restructuring activities (including but not limited to those relating to manufacturing consolidation, Lifetouch field operations and our single platform migration); our ability to meet production requirements; our ability to attract and retain management and other personnel; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis; the exploration of strategic alternatives may not result in any transaction being consummated; consumer acceptance of our products and services; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; a deterioration in the relationship with any of our business partners; refining our promotional strategies; competition and the pricing strategies of our competitors, which could lead to pricing pressure; failure to implement new technology systems; a decline in participation rate in the Lifetouch business; the retention of Lifetouch employees and our ability to successfully integrate the Lifetouch businesses; risks inherent in the achievement of anticipated synergies and the timing thereof; general economic conditions and changes in laws and regulations and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$156,337	$521,567
Short-term investments	24,439	34,011
Accounts receivable, net	56,735	87,023
Inventories	20,932	18,015
Prepaid expenses and other current assets	102,869	66,961
Total current assets	361,312	727,577
Long-term investments	6,082	10,808
Property and equipment, net	342,073	381,018
Intangible assets, net	303,526	316,154
Goodwill	843,628	843,607
Other assets	89,293	23,045
Total assets	$1,945,914	$2,302,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,348	$14,203
Accounts payable	41,569	105,407
Accrued liabilities	137,000	226,445
Operating lease liabilities, current portion	21,564	—
Deferred revenue, current portion	96,341	57,319
Total current liabilities	301,822	403,374
Long-term debt	900,145	1,090,442
Operating lease liabilities	60,701	—
Other liabilities	84,619	134,027
Total liabilities	1,347,287	1,627,843
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 34,181 and 33,673 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	1,077,922	1,065,531
Accumulated other comprehensive income	1,053	1,592
Accumulated deficit	(480,351)	(392,760)
Total stockholders' equity	598,627	674,366
Total liabilities and stockholders' equity	$1,945,914	$2,302,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenue	$324,681	$199,725
Cost of net revenue	210,399	126,046
Gross profit	114,282	73,679
Operating expenses:
Technology and development	48,332	38,504
Sales and marketing	119,370	37,720
General and administrative	48,388	31,565
Restructuring	3,973	—
Total operating expenses	220,063	107,789
Loss from operations	(105,781)	(34,110)
Interest expense	(18,253)	(9,633)
Interest and other income, net	1,178	1,749
Loss before income taxes	(122,856)	(41,994)
Benefit from income taxes	39,237	14,829
Net loss	$(83,619)	$(27,165)

Net loss per share - basic and diluted	$(2.47)	$(0.83)

Weighted-average shares outstanding - basic and diluted	33,918	32,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Common stock (par value)
Balance, beginning of year	$3	$3
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—
Balance, end of period	3	3

Additional paid-in capital
Balance, beginning of year	1,065,531	996,301
Issuance of common stock upon exercise of options and vesting of restricted stock units	60	13,775
Stock based compensation, net of forfeitures	12,331	12,015
Balance, end of period	1,077,922	1,022,091

Accumulated other comprehensive income
Balance, beginning of year	1,592	1,778
Foreign currency translation gains	382	—
Unrealized gain (loss) on investments, net of tax	74	(23)
Unrealized (loss) gain on cash flow hedges, net of tax	(1,371)	2,071
Impact of adoption of new accounting standard	376	—
Balance, end of period	1,053	3,826

Accumulated deficit
Balance, beginning of year	(392,760)	(447,358)
Impact of adoption of new accounting standards	(3,972)	4,201
Net loss	(83,619)	(27,165)
Balance, end of period	(480,351)	(470,322)
Total stockholders' equity	$598,627	$555,598

Number of shares
Common stock
Balance, beginning of year	33,673	32,297
Issuance of common stock upon exercise of options and vesting of restricted stock units	508	825
Balance, end of period	34,181	33,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(83,619)	$(27,165)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation gains	382	—
Unrealized net gains (losses) on investments	100	(30)
Tax (expense) benefit on unrealized net gains (losses) on investments	(26)	7
Unrealized (losses) gains on cash flow hedges	(1,844)	2,770
Tax benefit (expense) on unrealized gains on cash flow hedges	473	(699)
Impact of adoption of new accounting standard	376	—
Other comprehensive (loss) income, net of tax	(539)	2,048
Comprehensive loss	$(84,158)	$(25,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(83,619)	$(27,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,333	22,564
Amortization of intangible assets	12,825	2,334
Amortization of debt discount and issuance costs	4,660	4,122
Amortization of operating lease assets	5,504	—
Stock-based compensation	12,039	11,692
(Gain) loss on disposal of property and equipment	(465)	225
Deferred income taxes	2,420	4,264
Restructuring	1,347	—
Other	(37)	—
Changes in operating assets and liabilities:
Accounts receivable	30,294	28,174
Inventories	(2,959)	869
Prepaid expenses and other assets	(36,673)	(15,642)
Accounts payable	(65,277)	(73,773)
Accrued and other liabilities	(53,507)	(81,996)
Net cash used in operating activities	(144,115)	(124,332)
Cash flows from investing activities:
Purchases of property and equipment	(13,726)	(8,075)
Capitalization of software and website development costs	(13,927)	(8,584)
Purchases of investments	—	(9,523)
Proceeds from maturities of investments	14,444	72,068
Proceeds from sales of property and equipment	956	649
Net cash (used in) provided by investing activities	(12,253)	46,535
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	60	13,775
Principal payments of borrowings	(203,891)	(750)
Payment of debt issuance costs	—	(1,108)
Principal payments of finance lease liabilities	(5,312)	(4,643)
Net cash (used in) provided by financing activities	(209,143)	7,274
Effect of exchange rate changes on cash and cash equivalents	281	—
Net decrease in cash and cash equivalents	(365,230)	(70,523)
Cash and cash equivalents, beginning of period	521,567	489,894
Cash and cash equivalents, end of period	$156,337	$419,371

Supplemental schedule of non-cash investing / financing activities:
Net decrease in accrued purchases of property and equipment	$(1,420)	$(3,780)
Net increase in accrued capitalized software and website development costs	1,920	357
Stock-based compensation capitalized with software and website development costs	292	323
Leased assets obtained in exchange for finance lease liabilities	—	2,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

On April 2, 2018, the Company completed its acquisition of Lifetouch Inc. ("Lifetouch").

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries including the financial results of Lifetouch which are included prospectively from the acquisition date of April 2, 2018. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period.

The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

The Company has evaluated subsequent events through the date that the financial statements were issued.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the significant accounting policies during the three months ended March 31, 2019 other than those noted below.

Lease Accounting

The Company determines if an arrangement is or contains a lease at inception. Lease right-of-use ("ROU") assets and lease liabilities for operating and finance leases are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Operating leases are included in other assets, current operating lease liabilities and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, accrued liabilities and other liabilities in the condensed consolidated balance sheets.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. ROU assets also include any lease payments made and initial direct costs, and exclude lease incentives. Variable lease payments are excluded from the ROU assets and lease liabilities and recognized in the period in which the obligation for those payments is incurred.

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to terminate or purchase the leased asset. The Company’s lease agreements do not

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
contain any material residual value guarantee or material restrictive covenants. Lease expense is recognized on a straight-line basis over the lease term.

The Company elected a short-term lease exception policy, permitting the Company not to apply the recognition requirements of Accounting Standard Codification 842, Leases, ("ASC 842") to short-term leases (i.e., leases with terms of 12 months or less). For all leases, the Company accounts for the lease and non-lease components as a single lease component.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASC 842”) which requires the recognition of ROU assets and corresponding lease liabilities on the balance sheet, measured at present value of the future lease payments. The most significant impact relates to the recognition of lease assets and liabilities for operating leases, while the accounting for finance leases remained unchanged except for recognition of lease assets and liabilities for fixed non-lease components. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue as earned.

The Company adopted ASC 842 as of January 1, 2019 (the effective date), using the alternative modified retrospective transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company recorded a cumulative-effect adjustment as of the effective date and prior comparative periods were not retrospectively presented in the consolidated financial statements. This adoption approach results in a balance sheet presentation that is not comparable to the prior year period in the first year of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which among other things allows companies to carry forward their historical lease classification. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining the lease term and impairment of ROU assets.

Adoption of ASC 842 resulted in the recording of additional net lease assets and lease liabilities of approximately $37.6 million and $42.4 million, respectively, as of January 1, 2019, for finance lease and operating leases including the impact of the reclassification of the Company's financing obligations related to build-to-suit arrangements to operating leases. The difference between the additional net lease assets and lease liabilities, net of deferred tax impact, was recorded as an adjustment to the opening balance of accumulated deficit. As of December 31, 2018, building assets of $48.4 million and financing obligations of $54.0 million related to build-to-suit arrangements. As of January 1, 2019, these balances were derecognized and these arrangements were accounted for as operating leases. The adoption of ASC 842 did not materially impact the Company’s consolidated net loss and had no impact on the consolidated statement of cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 as of January 1, 2019 using the prospective transition method, which resulted in an immaterial reclassification from accumulated other comprehensive income to the opening balance of accumulated deficit.

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) as of January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, ASC 606 is only applied to contracts that were not complete as of the adoption date. The cumulative impact of the adoption of ASC 606 resulted in a decrease to the opening balance of accumulated deficit of $4.2 million as of January 1, 2018, which consisted of a decrease in total liabilities of $5.1 million primarily related to deferred revenue and a decrease in total assets of $0.9 million primarily related to deferred costs. Refer to Note 3 in the Company's Form 10-K for the year ended December 31, 2018 for further details.

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
(Unaudited)
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted beginning January 1, 2019. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

Note 2 — Revenue

Net Revenue by Brand

The following table disaggregates the Company’s net revenue by brand for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Shutterfly Consumer net revenue:
Shutterfly Brand Core	$105,076	$111,668
Shutterfly Brand Personalized Gifts and Home Décor	34,585	30,965
Tiny Prints Boutique	1,695	2,134
Other	7,491	7,292
Shutterfly Consumer net revenue	148,847	152,059
Lifetouch net revenue(1)	129,307	—
Shutterfly Business Solutions net revenue	46,527	47,666
Net revenue	$324,681	$199,725

(1) The Company acquired Lifetouch on April 2, 2018.

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of the Company's performance and primarily relate to flash deal promotions, gift cards, and yearbooks as well as up-front fees received from SBS or Lifetouch customers. The amount of net revenue recognized during the three months ended March 31, 2019 that was included in the opening deferred revenue balances as of December 31, 2018 was approximately $13.0 million.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company elected to treat the acquisition of Lifetouch as an asset acquisition under section 338(h)(10) of the U.S. Internal Revenue Service tax code. As such, the goodwill that the Company recognized as part of the Lifetouch acquisition will be deductible for U.S. income tax purposes. The goodwill recognized represents the assembled workforce of Lifetouch and the value of growth in revenue from future customers of Lifetouch.
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
During the three months ended March 31, 2019, Lifetouch contributed $129.3 million to net revenue and $48.6 million to gross profit.

Under the terms of the Purchase Agreement, the amount of consideration that the Company paid consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of Closing Net Working Capital, Transaction Expenses, Cash and Investments, and Indebtedness, as defined by the Purchase Agreement. The total purchase consideration paid by the Company during the second quarter of 2018 was $982.0 million. The following table shows the calculation of how the purchase consideration paid by the Company was determined in accordance with the Purchase Agreement:

(in thousands)
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

In accordance with ASC 805, Business Combinations, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities assumed at the acquisition date fair values. The purchase price allocation for the Lifetouch acquisition includes adjustments for additional information that existed as of the acquisition date but at that time was unknown and became known during the measurement period of 12 months from the acquisition date. As of March 31, 2019, the Company has completed the purchase price allocation of the Lifetouch acquisition.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the allocation of the total purchase price to the net assets acquired based on their estimated fair values as of April 2, 2018:

(in thousands)
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
(Unaudited)
Unaudited Pro Forma Financial Information
The following table summarizes the pro forma consolidated information for the Company assuming the acquisition of Lifetouch had occurred as of January 1, 2017. The unaudited pro forma information for the three months ended March 31, 2018 includes the business combination accounting effects resulting from the acquisition, including amortization for intangible assets acquired, depreciation expense for tangible assets acquired, interest expense for the additional indebtedness incurred to complete the acquisition, acquisition-related charges and the impact of adopting ASC 606. The impact of applying ASC 606 to Lifetouch’s historical results as presented below was not material. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2017.

Three Months Ended
March 31,
(in thousands, except per share data)	2018
Total net revenue	$334,059
Net loss	$(84,385)
Net loss per share - basic and diluted	$(2.58)

Note 4 — Stock-Based Compensation

Stock-based Compensation Expense

The Company's stock-based compensation expense is allocated as follows in its condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cost of net revenue	$892	$999
Technology and development	2,298	2,429
Sales and marketing	3,466	3,504
General and administrative	5,383	4,760
Total stock-based compensation	$12,039	$11,692

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity

A summary of the Company’s stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	1,405	$53.44
Granted	—	$—
Exercised	(2)	$25.50
Forfeited, cancelled or expired	—	$—
Balance as of March 31, 2019	1,403	$53.49	3.1	$185
Options vested and expected to vest as of March 31, 2019	1,271	$53.10	3.1	$185
Options vested as of March 31, 2019	587	$50.49	2.2	$185

The total intrinsic value of options exercised during the three months ended March 31, 2019 was immaterial, and $7.9 million for the three months ended March 31, 2018. Net cash proceeds from the exercise of stock options for the three months ended March 31, 2019 and 2018 were $0.1 million and $13.8 million, respectively.

Valuation of Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it has sufficient public trading history to cover the entire expected term. The expected term of options gives consideration to historical exercises, post-vest cancellations and the options' contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the three months ended March 31, 2018 are as follows (there were no option awards granted during the three months ended March 31, 2019):

Three Months Ended
March 31,
2018
Dividend yield	—
Annual risk-free rate of return	2.6%
Expected volatility	33.7%
Expected term (years)	4.1

Restricted Stock Unit Activity

The Company grants restricted stock units (“RSUs”), performance-based restricted stock units ("PBRSUs"), and market-based restricted stock units ("MSUs") to its employees under the provisions of the 2015 Equity Incentive Plan and inducement awards to certain new employees upon hire in accordance with Nasdaq Listing Rule 5635(c)(4). The cost of RSUs and PBRSUs is determined using the fair value of the Company’s common stock on the date of grant. The cost of MSUs is determined using a Monte Carlo simulation model on the date of grant. RSUs typically vest and are settled annually, based on a four-year total vesting term. Compensation cost associated with RSUs is amortized on a straight-line basis over the requisite service period.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity, including service-based awards, performance-based awards, and market-based awards for the three months ended March 31, 2019, is as follows:

	Number of Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Awarded and unvested as of December 31, 2018	1,941	$56.91
Granted	991	$44.49
Vested	(506)	$51.57
Forfeited	(48)	$54.42
Awarded and unvested as of March 31, 2019	2,378	$52.91
RSUs expected to vest as of March 31, 2019	1,818

Included in the RSU grants for the three months ended March 31, 2019, are approximately 116,000 RSUs that have both performance criteria tied to the Company’s 2019 financial performance and a three-year service criteria. Compensation expense associated with these PBRSUs is recognized based on the estimated number of shares the Company ultimately expects will vest and amortized on an accelerated basis over the requisite service period as these PBRSUs consist of three tranches. If in the future, situations indicate that the performance criteria is not probable, then no further compensation expense will be recorded and any previous expenses will be reversed.

Included in the RSU grants for the three months ended March 31, 2019, are approximately 116,000 RSUs that have both market criteria over a three-year period and a three-year service criteria (‘’MSUs’’). The grant date fair value of these MSUs was determined using a Monte Carlo simulation model that incorporates the probability that market conditions may not be achieved. Provided that the requisite service is rendered, the total fair value of the MSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved; the number of shares that ultimately vest can vary depending on the ultimate achievement of the market criteria. Compensation expense associated with these MSUs is recognized on a straight-line basis over the requisite service period as these MSUs consist of one tranche.

Employee stock-based compensation expense recognized in the three months ended March 31, 2019 and 2018 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At March 31, 2019, the Company had $88.8 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options, RSUs, PBRSUs, and MSUs that will be recognized over a weighted-average period of approximately 2.6 years.

Note 5 — Net Loss Per Share

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include RSUs and incremental shares of common stock issuable upon the exercise of stock options, convertible senior notes and conversion of warrants.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the net loss per share for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Net loss per share:
Numerator
Net loss	$(83,619)	$(27,165)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	33,918	32,702
Net loss per share - basic and diluted	$(2.47)	$(0.83)

The following weighted-average outstanding stock options and RSUs were excluded from the computation of diluted net loss per common share for the periods presented as the Company had a net loss in the period and including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Weighted average stock options and RSUs that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	1,256	3,422
Weighted average stock options and RSUs that would have been excluded from the computation of dilutive common equivalent shares outstanding if net income had been reported due to their antidilutive effect	1,991	265
Total	3,247	3,687

With respect to the convertible senior notes issued in 2013 and settled in cash upon their maturity in May 2018, the potential conversion impact of approximately 373,000 shares as of March 31, 2018 were excluded from the computation of diluted net loss per common share because including it would have had an anti-dilutive effect in the three months ended March 31, 2018.

Note 6 — Investments

At March 31, 2019 and December 31, 2018, the estimated fair value of short-term and long-term debt securities investments, all of which are classified as available-for-sale, was as follows:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate debt securities	$17,354	$9	$(7)	$17,356
Agency securities	3,610	—	(7)	3,603
U.S. government securities	3,484	—	(4)	3,480
Total short-term investments	$24,448	$9	$(18)	$24,439
Long-term investments
Corporate debt securities	$995	$5	$—	$1,000
Agency securities	2,117	1	(1)	2,117
U.S. government securities	2,964	1	—	2,965
Total long-term investments	$6,076	$7	$(1)	$6,082

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate debt securities	$24,367	$—	$(43)	$24,324
Agency securities	5,728	—	(19)	5,709
U.S. government securities	3,986	—	(8)	3,978
Total short-term investments	$34,081	$—	$(70)	$34,011
Long-term investments
Corporate debt securities	$4,283	$—	$(13)	$4,270
Agency securities	2,113	—	(7)	2,106
U.S. government securities	4,445	—	(13)	4,432
Total long-term investments	$10,841	$—	$(33)	$10,808

The Company had no available-for-sale investments with a significant unrealized loss that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2019, and no impairments were recorded during the three months ended March 31, 2019 and 2018. The Company had no material realized gains or losses during the three months ended March 31, 2019 and 2018.

The following table summarizes the contractual maturities of the Company's investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
One year or less	$24,439	$34,011
One year through three years	6,082	10,808
	$30,521	$44,819

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of March 31, 2019 and December 31, 2018.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Total Estimated Fair Value as of
	March 31, 2019		December 31, 2018
	Cash Equivalents	Investments	Cash Equivalents	Investments
	(in thousands)
Level 1 Securities:
Money market funds	$81,418	$—	$116,212	$—
Level 2 Securities:
Corporate debt securities	—	18,356	—	28,594
Agency securities	—	5,720	—	7,815
U.S. government securities	—	6,445	—	8,410
Total cash equivalents and investments	$81,418	$30,521	$116,212	$44,819

Derivative Assets

As of March 31, 2019 and December 31, 2018, the fair value of the interest-rate swap agreements, which were determined based on an income-based valuation model that takes into account the contract terms as well as multiple observable market inputs such as LIBOR-based yield curves, futures, volatility and basis spreads (Level 2), were as follows:

	Total Estimated Fair Value as of
	March 31, 2019	December 31, 2018
	(in thousands)
Derivative assets	$2,360	$4,204

Borrowings

As of March 31, 2019 and December 31, 2018, the fair value of the Company's Term Loan borrowings (as described in Note 9 - Debt), which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and credit spread (Level 2) were as follows:

	Total Estimated Fair Value as of
	March 31, 2019	December 31, 2018
	(in thousands)
Term Loans	$904,508	$1,081,520

As of March 31, 2019 and December 31, 2018, the carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Balance Sheet Components

Prepaid Expenses and Other Current Assets

	March 31, 2019	December 31, 2018
	(in thousands)
Intra-period income tax asset	$41,445	$—
Restricted certificate of deposit	18,745	18,745
Prepaid service contracts – current portion	15,928	13,562
Other prepaid expenses and current assets	26,751	34,654
	$102,869	$66,961

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of deferred taxes on a full year basis.

Property and Equipment, Net

	March 31, 2019	December 31, 2018
	(in thousands)
Computer equipment and software	$367,053	$347,032
Plant and equipment	310,189	297,597
Land, buildings and building improvements	56,664	113,048
Leasehold improvements	27,079	27,011
Furniture, fixtures and other	11,586	11,498
	772,571	796,186
Less: Accumulated depreciation and amortization	(430,498)	(415,168)
Property and equipment, net	$342,073	$381,018

Included within computer equipment and software is approximately $82.0 million and $75.3 million of capitalized software and website development costs, net of accumulated amortization at March 31, 2019 and December 31, 2018, respectively. Amortization of capitalized costs totaled approximately $9.5 million and $6.6 million for the three months ended March 31, 2019 and 2018, respectively.

Plant and equipment includes manufacturing, photography, and rental equipment. Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website. Included within plant and equipment is approximately $95.8 million and $92.5 million of ROU assets under finance leases for various pieces of manufacturing facility equipment as of March 31, 2019 and December 31, 2018, respectively. As a result of the adoption of ASC 842, the ROU assets under finance leases as of March 31, 2019 include non-lease components whereas the balance as of December 31, 2018 does not. Accumulated depreciation of ROU assets under finance leases totaled $43.6 million and $44.9 million at March 31, 2019 and December 31, 2018, respectively.

As of December 31, 2018, land, buildings and building improvements included approximately $56.5 million of build-to-suit arrangements which represented the estimated fair value of buildings under build-to-suit arrangements of which the Company was the "deemed owner" for accounting purposes. As of December 31, 2018, accumulated depreciation for these build-to-suit arrangements was $8.1 million. Upon adoption of ASC 842 on January 1, 2019, the Company derecognized its build-to-suit arrangements as these arrangements no longer qualify for build-to-suit accounting and are instead recognized as operating leases under ASC 842 and included in the operating ROU assets and operating lease liabilities recorded as of the adoption date.

Included in property and equipment is approximately $34.8 million and $26.3 million of assets in construction as of March 31, 2019 and December 31, 2018, respectively, the majority of which relates to computer equipment and software.

Depreciation and amortization expense totaled $29.3 million and $22.6 million for the three months ended March 31, 2019 and 2018, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets

Intangible assets are comprised of the following:

	Weighted Average
	Useful Life	March 31, 2019	December 31, 2018
		(in thousands)
Customer relationships	9 years	$275,546	$275,546
Less: accumulated amortization		(96,095)	(91,087)
		179,451	184,459

Trade name	9 years	112,120	112,120
Less: accumulated amortization		(42,051)	(38,320)
		70,069	73,800

Purchased technology	5 years	121,769	121,769
Less: accumulated amortization		(67,763)	(64,142)
		54,006	57,627

Other	2 years	3,797	4,097
Less: accumulated amortization		(3,797)	(3,829)
		—	268

Total	8 years	$303,526	$316,154

Intangible asset amortization expense for the three months ended March 31, 2019 and March 31, 2018 was $12.8 million and $2.3 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending December 31:
Remainder of 2019	37,077
2020	48,877
2021	48,749
2022	48,057
2023	29,278
Thereafter	91,488
$303,526

Goodwill

The following table presents the goodwill allocated to the Company's reportable segments as of and during the three months ended March 31, 2019:

	December 31, 2018	Translation Adjustments	March 31, 2019
	(in thousands)
Shutterfly Consumer	$372,072	$—	$372,072
Lifetouch	434,632	21	434,653
Shutterfly Business Solutions	36,903	—	36,903
	$843,607	$21	$843,628

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued compensation	$45,459	$44,720
Accrued marketing expenses	14,330	36,428
Accrued production costs	12,194	46,497
Finance lease liabilities, current portion	14,286	14,741
Accrued income, sales and other taxes	8,806	28,886
Accrued professional services	8,302	11,988
Accrued other	33,623	43,185
	$137,000	$226,445

Other Liabilities

	March 31, 2019	December 31, 2018
	(in thousands)
Finance lease liabilities, non-current portion	$45,652	$38,576
Deferred tax liability	7,758	7,110
Financing obligations	—	51,732
Other liabilities	31,209	36,609
	$84,619	$134,027

Financing obligations related to the Company's build-to-suit arrangements. Upon adoption of ASC 842 on January 1, 2019, the Company derecognized its build-to-suit arrangements as these arrangements no longer qualify for build-to-suit accounting and therefore there was no balance as of March 31, 2019. These arrangements are now recognized as operating leases under ASC 842 and included in the lease liability recorded as of the effective date.

Note 9 — Debt

The following table summarizes components of the Company's debt:

(in thousands, except percentages)	March 31, 2019	December 31, 2018	Effective Interest Rate
Syndicated Credit Facility
Initial term loan due August 17, 2024	$296,269	$297,011	LIBOR plus(1)
Incremental term loan due August 17, 2024	619,328	820,880	LIBOR plus(1)(2)
Assumed Lifetouch notes payable due at various dates through July 2022	5,565	7,137	0.0%-2.2%
Total principal amount	921,162	1,125,028
Less: unamortized issuance costs	(15,669)	(20,383)
Total debt	905,493	1,104,645
Less: current portion	(5,348)	(14,203)
Total long term debt	$900,145	$1,090,442
(1)As of December 31, 2018 and March 31, 2019, the Initial Term Loan and Incremental Term Loan bear interest at a rate equal to one-month LIBOR, plus an applicable margin of 2.50% and 2.75% per annum, respectively.
(2)The applicable margin of 2.75% for the Incremental Term Loan is determined based on a secured leverage ratio as defined by the Incremental Term Loan Amendment dated April 2, 2018.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Syndicated Credit Facility

On August 17, 2017, the Company entered into a credit agreement (“Credit Agreement”) with certain lenders and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent. The Credit Agreement provides for (a) a secured revolving loan facility in an aggregate principal amount of up to $200.0 million (“Revolving Loan Facility”) and (b) a secured delayed draw term loan facility (“Initial Term Loan”) in an aggregate principal amount of up to $300.0 million. The Credit Agreement permits the Company to add one or more incremental term loan facilities and/or increase the commitments for revolving loans subject to certain conditions.

In October 2017, the Company fully drew the $300.0 million Initial Term Loan under the Credit Agreement. On April 2, 2018, the Company entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million ("Incremental Term Loan") to finance the acquisition of Lifetouch. The obligations under the Initial Term Loan and Incremental Term Loan rank equally in right of payment. The Credit Agreement requires quarterly principal payments as well as mandatory prepayments under certain conditions as set forth in the Credit Agreement.

The full amount of the $200.0 million Revolving Loan Facility remains undrawn as of March 31, 2019. Borrowings under the Revolving Loan Facility are available through August 17, 2022. The interest rate for the Revolving Loan Facility is based on a formula using certain market rates and the Company's secured leverage ratio as defined by the Incremental Term Loan Amendment dated April 2, 2018. Refer to Note 14 in the Company's Form 10-K for the year ended December 31, 2018 for further details.

In August 2017, the Company entered into certain interest-rate swap agreements with an effective date of October 18, 2017 that have the economic effect of modifying a portion of the variable interest-rate obligations associated with the Initial Term Loan so that the interest payable on such portion becomes fixed (refer to Note 15 - Derivative Financial Instruments for further details regarding the interest-rate swap agreements).
The effective interest rates for the unhedged portion of the Initial Term Loan for three months ended March 31, 2019 and 2018 were 5.00% and 4.10%, respectively. The effective interest rate for the Incremental Term Loan for the three months ended March 31, 2019 was 5.26%. The incremental Term Loan was drawn in April 2018 and therefore there was no effective interest rate for the Incremental Term Loan for the three months ended March 31, 2018.
The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance, measured as of the end of each fiscal quarter, with a consolidated secured leverage ratio and a consolidated interest expense coverage ratio. As of March 31, 2019, the Company is in compliance with these covenants.
Principal payments made on the Initial Term Loan during the three months ended March 31, 2019 and 2018 were $0.7 million and $0.8 million respectively. Total principal payments made on the Incremental Term Loan during the three months ended March 31, 2019 was $201.6 million, including a $200.0 million principal prepayment the Company made in January 2019. The $200.0 million prepayment is applied to future quarterly principal payments which removes the required quarterly payments until maturity date on August 17, 2024.
The following table sets forth the total interest expense recognized related to the Initial Term Loan and the Incremental Term Loan for the three months ended March 31, 2019 and 2018. The Incremental Term Loan was drawn in April 2018; therefore, there was no interest expense for the three months ended March 31, 2018 associated with Incremental Term Loan.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Floating interest (including the effects of cash flow hedges)	$12,450	$3,279
Amortization of debt issuance costs	4,660	172
Total	$17,110	$3,451

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assumed Lifetouch Notes Payable

In connection with the acquisition of Lifetouch in the second quarter of 2018 (refer to Note 3 - Acquisition), the Company assumed $9.1 million of legacy Lifetouch notes payable. These notes payable were issued by Lifetouch to finance various acquisitions and represents promissory notes issued to the owners of the acquired companies for an amount equal to the purchase consideration. Payments of principal for these notes payable during the three months ended March 31, 2019 was $1.6 million.

Debt Principal Payments

As of March 31, 2019, the future principal payments of the Initial Term Loan, Incremental Term Loan and the assumed Lifetouch notes payable are as follows (in thousands):

Year Ending December 31:
Remainder of 2019	3,873
2020	4,940
2021	4,036
2022	3,609
2023	2,868
2024	901,836
Total principal payments	$921,162

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Segment margin includes technology and development expenses, sales and marketing expenses, and credit card fees, arriving at a margin for the segment. Segment margin excludes corporate expenses, amortization of intangible assets, stock-based compensation expense, restructuring charges, acquisition-related costs and executive transition and strategic review charges. Corporate expenses include activities that are not directly attributable or allocable to a specific segment.

The Company’s segments are determined based on the products and services each segment provides and how the CODM evaluates the business. The Company has the following reportable segments:
Shutterfly Consumer - Includes sales from the Company's brands and are derived from the sale of a variety of products such as cards and stationery, professionally-bound photo books, personalized gifts and home décor products, calendars and prints, and related shipping revenue, as well as rental revenue from its BorrowLenses brand. Revenue from advertising displayed on the Company's website is also included in Shutterfly Consumer revenue.
Lifetouch - Includes revenue from professional photography services for schools, preschools and retail studios operated by Lifetouch under the JCPenney Portrait brand as well as churches and other groups.
Shutterfly Business Solutions - Includes revenue from personalized direct marketing, other end-consumer communications and just-in-time, inventory-free printing for the Company's business customers.
Segment assets are not reported to, or used by, the CODM to allocate resources or assess performance of the Company's segments. Accordingly, the Company has not disclosed asset information by segment. Substantially all of the Company's revenue is generated from sales originating in the United States.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s segment results for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Shutterfly Consumer:
Net revenue	$148,847	$152,059
Cost of net revenue(1)	90,406	84,845
Technology and development	33,523	32,129
Sales and marketing	29,123	30,725
Credit card fees	4,156	4,199
Margin(1)(2)	$(8,361)	$161
Margin %	(5.6)%	0.1%

Lifetouch(3):
Net revenue(4)	$129,952	$—
Cost of net revenue	78,328	—
Technology and development	7,973	—
Sales and marketing	76,295	—
Credit card fees	2,227	—
Margin(2)	$(34,871)	$—
Margin %	(26.8)%	—%

Shutterfly Business Solutions:
Net revenue	$46,527	$47,666
Cost of net revenue	38,151	39,910
Technology and development	3,292	3,945
Sales and marketing	1,408	1,450
Margin(2)	$3,676	$2,361
Margin %	7.9%	5.0%

Consolidated Segments:
Net revenue(4)	$325,326	$199,725
Cost of net revenue(1)	206,885	124,755
Technology and development	44,788	36,074
Sales and marketing	106,826	32,175
Credit card fees	6,383	4,199
Margin(1)(2)	$(39,556)	$2,522
Margin %	(12.2)%	1.3%
(1) Includes an immaterial out-of-period adjustment for shipping services provided in the fourth quarter of 2018 of $2.8 million, which increased cost of net revenue and lowered segment margin.
(2) The margins reported reflect only costs that are directly attributable or allocable to a specific segment and exclude corporate expenses, amortization of intangible assets, stock-based compensation, restructuring, acquisition-related, and executive transition and strategic review charges.
(3) The Company acquired Lifetouch on April 2, 2018.
(4) Lifetouch net revenue presented in management reporting related to certain obligations that would have otherwise been recorded by Lifetouch as an independent entity but were not recognized in the Company's condensed consolidated financial statements for the three months ended March 31, 2019 due to business combination accounting requirements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles segment margin to total operating loss and loss before income taxes, segment net revenue to Net revenue, and segment cost of net revenue to Cost of net revenue for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Total segment margin	$(39,556)	$2,522
Purchase accounting deferred revenue adjustment(1)	(645)	—
Corporate expenses(2)	(35,089)	(18,021)
Amortization of intangible assets	(12,825)	(2,334)
Stock-based compensation expense	(12,039)	(11,692)
Restructuring	(3,973)	—
Executive transition and strategic review costs	(1,654)	—
Acquisition-related costs	—	(4,585)
Loss from operations	$(105,781)	$(34,110)

Loss from operations	$(105,781)	$(34,110)
Interest expense	(18,253)	(9,633)
Interest and other income, net	1,178	1,749
Loss before income taxes	$(122,856)	$(41,994)

Total segment net revenue	$325,326	$199,725
Purchase accounting deferred revenue adjustment(1)	(645)	—
Net revenue	$324,681	$199,725

Total segment cost of net revenue	$206,885	$124,755
Stock-based compensation expense for cost of net revenue	892	999
Amortization of intangible assets for cost of net revenue	2,622	292
Cost of net revenue	$210,399	$126,046

(1) Lifetouch net revenue presented in management reporting related to certain obligations that would have otherwise been recorded by Lifetouch as an independent entity but were not recognized in the Company's condensed consolidated financial statements for the three months ended March 31, 2019 due to business combination accounting requirements.
(2) Corporate expenses include activities that are not directly attributable or allocable to a specific segment. This category consists primarily of expenses related to certain functions performed at the corporate level such as non-manufacturing facilities, human resources, finance and accounting, legal, information technology, integration, etc.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Leases

The Company leases certain equipment, office space, production and warehouse facilities and several photographic studios under various non-cancelable operating leases that expire on various dates through 2030. The Company’s finance leases primarily relate to production equipment.

The following table presents the classification of ROU assets and lease liabilities as of March 31, 2019:

Leases	Consolidated Balance Sheet Classification	March 31, 2019
		(in thousands)
Assets:
Operating right-of-use assets	Other assets	$67,780
Finance right-of-use assets	Property and equipment, net(1)	55,181
Total leased assets		$122,961
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$21,564
Finance lease liabilities	Accrued liabilities	14,286
Noncurrent
Operating lease liabilities	Operating lease liabilities	60,701
Finance lease liabilities	Other liabilities	45,652
Total lease liabilities		$142,203
(1) Finance lease assets are recorded net of accumulated amortization of $44.0 million as of March 31, 2019.

The following table represents the lease expenses for the three months ended March 31, 2019:

(in thousands)	Three Months Ended March 31, 2019
Operating lease expense(1)	$7,280
Finance lease expense
Amortization of right-of-use-assets	4,179
Interest on lease liabilities	767
Variable lease expense	7,655
Sublease income	(127)
Net lease cost	$19,754
(1) Includes short-term lease expense of $0.2 million for the three months ended March 31, 2019.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future minimum lease payments under non-cancelable leases as of March 31, 2019 were as follows:

Year Ended December 31,	Operating Leases (1)	Finance Leases	Total
	(in thousands)
Remainder of 2019	$19,303	$13,252	$32,555
2020	22,556	13,704	36,260
2021	19,038	12,671	31,709
2022	15,448	12,291	27,739
2023	8,695	10,193	18,888
Thereafter	8,290	5,086	13,376
Total lease payments	$93,330	$67,197	$160,527
Less: Interest	(11,065)	(7,259)	(18,324)
Present value of lease liabilities(2)	$82,265	$59,938	$142,203
(1) Operating lease payments exclude $28.1 million of legally binding minimum lease payments for an operating lease the Company entered into in March 2019 for the Company's new 237,000 square foot facility in Plano, Texas. The lease is expected to commence in early 2020 when construction of the asset is completed with an original lease term of 10 years.
(2) Includes the current portion of $21.6 million for operating leases and $14.3 million for finance leases.

Future minimum lease payments under non-cancelable leases and build-to-suit arrangement as of December 31, 2018 were as follows:

Year Ended December 31,	Operating leases	Build-to-Suit	Finance leases
	(in thousands)
2019	$23,557	$6,501	$16,853
2020	17,730	6,646	10,582
2021	13,763	6,794	9,908
2022	9,928	6,947	9,820
2023	1,872	6,479	8,237
Thereafter	1,501	6,522	4,023
Total lease payments	$68,351	$39,889	$59,423
Less: Interest			(6,106)
Present value of lease liabilities			$53,317

Other information about leases is as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.2
Finance leases	4.1
Weighted-average discount rate
Operating leases	5.7%
Finance leases	4.8%

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information	Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(10,585)
Operating cash flows from finance leases	(690)
Financing cash flows from finance leases	(5,312)

ROU assets obtained in exchange for operating lease liabilities	$139

The company has a contract with JCPenney Corporation, Inc. (“JCP”) to operate photographic portrait studios at JCP stores. In this contract, the Company pays license fees as defined in the agreement (based on revenue). These amounts are not included in the measurement of the lease liability but are recognized as variable lease expense when incurred. The contract with JCP expires in May 2020 with a three-year wind down period post-expiration date if the contract is not renewed.

Note 12 — Commitments and Contingencies

Purchase Obligations

There have been no significant changes to the non-cancelable purchase obligations disclosed in the Company's Form 10-K for the year ended December 31, 2018 except for a new five-year non-cancelable commitment for the Company's enterprise resource planning system of approximately $11.5 million.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

Letter of Credit

As of March 31, 2019, the Company has stand-by-letters of credit, totaling approximately $18.7 million, for the benefit of the Company's workers' compensation insurance carriers. There were no amounts drawn against any of the letters of credit at March 31, 2019. The letters of credit are secured by collateral in the form of a certificate of deposit, which is treated as restricted other current asset and is recorded in other current assets on the balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal Matters

The Company is subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in the Company's business or other developments rendering them, in the Company's judgment, no longer material to the Company's business, financial position or results of operations. One legal proceeding was terminated during April 2019.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Antonio Davis v. Lifetouch, Inc.

On March 10, 2019, Antonio Davis filed a purported class action complaint on behalf of himself and other Lifetouch customers in the U.S. District Court for the District of Kansas. The complaint alleges that Lifetouch violated Kansas consumer protection statutes prohibiting the sale of unsolicited goods. Davis is seeking monetary damages and injunctive relief. The Company believes the suit is without merit and intends to vigorously defend against it.

Monroy v. Shutterfly, Inc.

On November 30, 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois. The complaint asserts that the Company violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. Monroy was seeking monetary damages and injunctive relief. On April 8, 2019, the U.S. District Court for the Northern District of Illinois dismissed Monroy’s claims with prejudice.

Taylor v. Shutterfly, Inc.

On December 12, 2017, Megan Taylor filed a purported class action complaint on behalf of herself and other customers in the U.S. District Court for the Northern District of California. The complaint alleges that the Company misrepresents a deal it currently offers through Groupon because it does not allow purchasers of the Groupon offer to combine or “stack” it with other promotional codes offered by the Company. The Company successfully compelled the matter to private arbitration and is awaiting a decision from the arbitrator whether the class action waiver contained in the terms of use that the plaintiff agreed to is enforceable. Taylor is seeking monetary damages and injunctive relief. The Company believes the suit is without merit and intends to vigorously defend against it.

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

Note 13 — Share Repurchase Program

The Company has a share repurchase program originally authorized by the Company's Board of Directors and approved by the Audit Committee to repurchase up to $60.0 million of the Company's common stock. The Company’s Board of Directors approved expansions of the share repurchase program in 2014, 2015, 2016 and 2017 by an additional $640.0 million in aggregate to the amounts repurchased as of the date of approval. The Company suspended its share repurchase program as of December 31, 2017. The Company expects to begin executing on a capital return plan during the fourth quarter of 2019.
The share repurchase program is subject to prevailing market conditions and other considerations; does not require the Company to repurchase any dollar amount or number of shares; and may be suspended or discontinued at any time. The share repurchase authorization, when effective, permits the Company to effect repurchases for cash from time to time through the

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods.
Note 14 — Restructuring

2018 Restructuring Plan

During the fourth quarter of 2018, the Company's' Board of Directors approved a restructuring plan to close four Lifetouch facilities in 2019 ("2018 Restructuring Plan"): Loves Park, Illinois; Bloomington, Minnesota; Chico, California; and Chattanooga, Tennessee and consolidate this volume into existing Shutterfly facilities and a new 237,000 square foot facility in Plano, Texas to be completed in the first quarter of 2020. The consolidation involves a mix of moving existing Lifetouch equipment to Shutterfly facilities, and migrating Lifetouch volumes to Shutterfly's digital presses.

During the first quarter of 2019, the planned exit resulted in restructuring charges of $4.0 million and consisted primarily of employee related costs of $2.4 million and depreciation of property and equipment of $1.3 million. The cumulative charges to date amount to $5.6 million. The Company expects to substantially complete the 2018 Restructuring Plan by the end of 2019. The total estimated restructuring costs associated with the 2018 Restructuring Plan will be approximately $13.5 million and will primarily impact the Company's operating expenses line items within the condensed consolidated statement of operations as these costs are incurred. Any changes to the estimates of executing the 2018 Restructuring Plan will be reflected in the Company's future results of operations.

Restructuring Activity

The following table summarizes the restructuring costs recognized during the three months ended March 31, 2019:

Fiscal 2019 Activity	Balance December 31, 2018 (1)	Restructuring Charges	Cash Payments	Non-Cash Adjustments(2)	Balance March 31, 2019(1)
	(in thousands)
2018 Restructuring Plan:
Employee costs	$861	$2,405	$(281)	$—	$2,985
Property and equipment	—	1,296	—	(1,296)	—
Other	—	272	(221)	(51)	—
Total 2018 Restructuring Plan	861	3,973	(502)	(1,347)	2,985
Prior year plans	1,271	—	—	(1,271)	—
Total restructuring plans	$2,132	$3,973	$(502)	$(2,618)	$2,985
(1) Restructuring costs as of March 31, 2019 and December 31, 2018, are recorded in accrued liabilities and other non-current liabilities.
(2) Non-cash adjustments for the 2018 Restructuring include depreciation of property and equipment and other non-cash costs incurred as part of the restructuring.

The Company did not incur any restructuring expense during the three months ended March 31, 2018.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Derivative Financial Instruments
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
The fair value of the Swap Agreements was $2.4 million and $4.2 million as of March 31, 2019 and December 31, 2018, respectively, and were classified as other assets in the balance sheet. The unrealized (losses) gains recognized in other comprehensive loss were $(1.8) million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively. The amounts reclassified from other comprehensive loss to interest expense during the three months ended March 31, 2019 and 2018 were insignificant. Amounts expected to be reclassified from other comprehensive income (loss) into interest expense in the coming 12 months is $0.9 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Initial Term Loan subject to the aforementioned interest-rate swap agreements was $1.9 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.
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

On April 2, 2018, we completed our acquisition of Lifetouch Inc. ("Lifetouch") for an all-cash purchase price of $825.0 million. Lifetouch is the national leader in school photography.

Shutterfly Consumer and Lifetouch help consumers capture, preserve, and share life’s important moments through professional and personal photography, and personalized products. The Shutterfly brand brings photos to life in photo books, gifts, home décor, and cards and stationery. Lifetouch is the national leader in school photography, built on the enduring tradition of “Picture Day,” and serves families through portrait studios and other partnerships. Shutterfly Business Solutions delivers digital printing services that enable efficient and effective customer engagement through personalized communications.

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

In addition to these consumer brands, Shutterfly Business Solutions ("SBS") provides personalized direct marketing, other end-consumer communications and just-in-time, inventory-free printing for our business customers.

We generate most of our revenue by marketing and manufacturing a variety of products such as portraits, cards and stationery, professionally-bound photo books and yearbooks, personalized gifts and home décor, calendars and high-quality prints. We manufacture many of these items in our production facilities located throughout the United States and one in Canada. By operating our own production facilities, we can produce high-quality products, innovate rapidly, maintain a favorable cost structure and ensure timely shipment to customers, even during peak periods of demand. We also operate a network of partners, across which we can seamlessly manage demand. Some of the products that are currently manufactured for us by third-parties include calendars, mugs, ornaments, candles, pillows and blankets.

While Lifetouch is a leading school photographer in Canada, substantially all our revenue is generated from sales originating in the United States. Shutterfly Consumer and Lifetouch sales have historically been highly seasonal. For example, we generated approximately 50% of our net revenue in the fourth quarter during each of the last three years in our Shutterfly consumer business and Lifetouch generated approximately 35% of its net revenue in the fourth calendar quarter during each of the last three years. We have also seen an increase in Lifetouch net revenue during the second quarter in connection with the spring portrait season and yearbooks. Our operations and financial performance depend on general economic conditions in the United States, consumer sentiment, and the levels of consumer discretionary spending. We closely monitor these economic measures as their trends are indicators of the health of the overall economy and are some of the key external factors that impact our business.

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

In conjunction with Project Aspen, we plan to open a new 237,000 square foot facility in Plano, Texas in the first quarter of 2020, which will serve all of our segments. We will also close four legacy Lifetouch facilities in 2019: Loves Park, Illinois; Bloomington, Minnesota; Chico, California; and Chattanooga, Tennessee, and will consolidate this volume into existing Shutterfly facilities and the new facility in Texas. The consolidation involves a mix of moving existing Lifetouch equipment to Shutterfly facilities and migrating Lifetouch volumes to Shutterfly's digital presses. Given the adjacent peak periods of the Shutterfly Consumer and the Lifetouch businesses, this consolidation of facilities will provide an opportunity to reduce our reliance on temporary labor while improving the utilization of existing assets. We plan to retain a portion of the impacted employees in this transition, who will move to other existing Shutterfly or Lifetouch facilities, and we will offer appropriate severance and/or retention packages to other employees.

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

Additionally, the Board of Directors has formed a Strategic Review Committee (the “Strategic Review Committee”) and retained a financial advisor, as it continues an ongoing review of strategic and financial alternatives. As part of this review, we affirmed our objective of maintaining gross leverage of 2.5-3.0x Adjusted EBITDA on an annual basis, and to return cash in excess of our operating and financing needs to shareholders in the form of share repurchases, within the parameters of appropriate cash management that meets the needs of our highly seasonal business, where substantially all of our cash flow is generated in the last four months of the year. We define our gross leverage ratio as the quotient of our total gross secured debt as defined in the Credit Agreement and twelve months trailing of Adjusted EBITDA.

On March 8, 2019 we announced the appointment of James Hilt as President, Shutterfly Consumer. On April 4, 2019, we announced that Michael Meek, President and CEO of Lifetouch, will be stepping down in October 2019 and that the Company has initiated efforts to identify a new President of Lifetouch.

We adopted the new accounting standard for leases effective January 1, 2019. This new lease standard had a material impact on our consolidated balance sheet related to the recording of right-of-use assets and corresponding lease liabilities for operating leases. Further, the change in accounting for our build-to-suit arrangements impacted the classification of associated expenses in the statement of operations. However, the standard did not materially impact our consolidated net loss and had no impact on the consolidated statement of cash flows. Refer to Note 1 – The Company and Summary of Significant Accounting Policies of the financial statements for further details regarding the adoption of the new lease standard.

Basis of Presentation

Net Revenue.      Our net revenue is comprised of sales generated from our Shutterfly Consumer, Lifetouch and SBS segments.

Shutterfly Consumer.  Our Shutterfly Consumer net revenue includes sales from our brands and are derived from the sale of a variety of products such as, cards and stationery, professionally-bound photo books, personalized gifts and home décor, calendars and prints, and the related shipping revenue as well as rental revenue from our BorrowLenses brand. Revenue from advertising displayed on our websites is also included in Shutterfly Consumer net revenue.

Lifetouch. Our Lifetouch net revenue is primarily from professional photography services for schools, preschools and retail studios operated by Lifetouch under the JCPenney Portrait brand as well as Churches and other groups.

SBS. Our SBS net revenue is primarily from personalized direct marketing, other end-consumer communications and just-in-time, inventory-free printing for our business customers. We continue to focus our efforts in expanding our presence in this industry.

Our Shutterfly Consumer segment is subject to seasonal fluctuations. In particular, we generate a substantial portion of our Shutterfly Consumer segment net revenue during the holiday season in the fourth quarter. We also typically experience an increase of volume in the Shutterfly Consumer segment during shopping-related seasonal events, such as Easter, Mother’s Day, Father’s Day and Halloween. We generally experience lower Shutterfly Consumer segment net revenue during the first, second and third calendar quarters and have incurred and may continue to incur losses in these quarters. Due to the relatively short lead time required to fulfill product orders, usually one to three business days, Shutterfly Consumer segment order backlog is not material to our business.

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

Our SBS segment net revenue is generated from personalized direct marketing, other end-consumer communications and just-in-time, inventory-free printing for our business customers.

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

Interest Expense.   Interest expense primarily consists of interest on our term loans issued in October 2017 and April 2018, interest on our convertible senior notes settled in May 2018 (primarily related to amortization of debt discount), amortization of debt issuance costs, and costs associated with our finance leases and build-to-suit financing obligations.

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

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

Refer to Note 1 - The Company and Summary of Significant Accounting Policies of the financial statements for a discussion of the recent accounting pronouncements.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended
	March 31,
	2019	2018
Net revenue	100%	100%
Cost of net revenue	65%	63%
Gross profit	35%	37%
Operating expenses:
Technology and development	15%	19%
Sales and marketing	37%	19%
General and administrative	15%	16%
Restructuring	1%	—%
Total operating expenses	68%	54%
Loss from operations	(33)%	(17)%
Interest expense	(5)%	(5)%
Interest and other income, net	—%	1%
Loss before income taxes	(38)%	(21)%
Benefit from income taxes	12%	7%
Net loss	(26)%	(14)%

Comparison of the Three Month Periods Ended March 31, 2019 and 2018

 The following table presents the results of operations:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Consolidated:
Net revenue	$324,681	$199,725	$124,956	63%
Cost of net revenue	210,399	126,046	84,353	67%
Gross profit	114,282	73,679	40,603	55%
Gross margin	35%	37%
Operating expenses:
Technology and development	48,332	38,504	9,828	26%
Sales and marketing(1)	119,370	37,720	81,650	216%
General and administrative (2)	48,388	31,565	16,823	53%
Restructuring	3,973	—	3,973	100%
Total operating expenses	220,063	107,789	112,274	104%
Loss from operations	(105,781)	(34,110)	(71,671)	210%
Interest expense	(18,253)	(9,633)	(8,620)	89%
Interest and other income, net	1,178	1,749	(571)	(33)%
Loss before income taxes	(122,856)	(41,994)	(80,862)	193%
Benefit from income taxes	39,237	14,829	24,408	165%
Net loss	$(83,619)	$(27,165)	$(56,454)	208%

(1) The Sales and marketing expenses of $119.4 million for the three months ended March 31, 2019 includes $0.4 million of costs related to executive transition and the strategic review.
(2) The General and administrative expenses of $48.4 million for the three months ended March 31, 2019 includes $2.2 million of costs related to executive transition and the strategic review. The General and administrative expenses of $31.6 million for the three months ended March 31, 2018 includes $4.6 million of acquisition-related costs.

Net revenue
Net revenue increased $125.0 million, or 63%, for the three months ended March 31, 2019 as compared to the same period in 2018. Our Shutterfly Consumer, Lifetouch and SBS segments represented 46%, 40% and 14%, respectively, of total net revenue for the three months ended March 31, 2019. The acquisition of Lifetouch during the second quarter of 2018 contributed $129.3 million of the revenue growth for three months ended March 31, 2019 offset by a decrease in revenue from the Shutterfly Consumer segment of $3.2 million primarily due to lower Shutterfly brand revenue and a decrease in revenue from the SBS segment of $1.1 million.

Cost of net revenue
Cost of net revenue increased $84.4 million, or 67%, for the three months ended March 31, 2019 as compared to the same period in 2018. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:
•The Lifetouch segment contributed $78.3 million to the increase in cost of net revenue as we acquired Lifetouch during the second quarter of 2018;
•Cost of net revenue for our Shutterfly Consumer segment increased $5.6 million, primarily driven by an immaterial out-of-period adjustment for shipping services provided in the fourth quarter of 2018 of $2.8 million, higher shipping and depreciation expenses, and lease accounting adoption impact; and
•Cost of net revenue for our SBS segment decreased $1.8 million, primarily driven by the related decrease in revenue.
Amortization expense of intangible assets for cost of net revenue increased $2.3 million due to the amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch and stock-based compensation expense decreased $0.1 million.

Gross margin decreased to 35% in the three months ended March 31, 2019 from 37% in the same period in 2018, primarily due to an immaterial out-of-period adjustment for shipping services provided in the fourth quarter of 2018, higher international shipping costs, increased depreciation expense, and the lease accounting adoption impact.

Technology and development
Our technology and development expense increased $9.8 million, or 26%, for the three months ended March 31, 2019, compared to the same period in 2018. As a percentage of net revenue, technology and development decreased to 15% in the three months ended March 31, 2019 from 19% in the three months ended March 31, 2018. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase technology and development as follows:
•The Lifetouch segment contributed $8.0 million to the increase in technology and development expenses;
•Technology and development expenses for the Shutterfly Consumer segment increased $1.4 million; and
•Technology and development expenses for the SBS segment decreased $0.7 million.

Due to the acquisition of Lifetouch, amortization of intangible assets expense for technology and development increased $1.2 million. Stock-based compensation expense decreased $0.1 million.

Sales and marketing
Our sales and marketing expense increased $81.7 million, or 216%, for the three months ended March 31, 2019, compared to the same period in 2018. As a percentage of net revenue, sales and marketing increased to 37% in the three months ended March 31, 2019 from 19% in the three months ended March 31, 2018. The increase in sales and marketing expense as a percentage of net revenue is mainly attributable to our acquisition of Lifetouch on April 2, 2018. The Lifetouch segment has a higher proportion of sales and marketing as a percentage of net revenue as compared to Shutterfly Consumer as Lifetouch relies more on sales professionals and account managers who support and maintain host relationships with schools and churches to reach end customers. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in sales and marketing as follows:
•The Lifetouch segment contributed $76.3 million to the increase in sales and marketing expenses;
•Sales and marketing expenses for the Shutterfly Consumer segment decreased $1.6 million; and
•Sales and marketing expenses for the SBS segment remained flat at $1.4 million.

Amortization of intangible assets expense for sales and marketing increased $6.9 million due to amortization expense for the intangible assets we recorded in connection with the acquisition of Lifetouch partially offset by certain of our intangible assets that became fully amortized in 2018 of $1.2 million. Stock-based compensation remained relatively flat.

General and administrative
Our general and administrative expense increased $16.8 million, or 53%, for the three months ended March 31, 2019, compared to the same period in 2018. As a percentage of net revenue, general and administrative expense decreased to 15% in the three months ended March 31, 2019 from 16% in the three months ended March 31, 2018. The acquisition of Lifetouch contributed $16.3 million to the increase in general and administrative expenses which primarily consist of salaries and benefit expenses and to a lesser extent, professional fees, facilities costs and credit card fees. Further, stock-based compensation expense increased $0.6 million.

Restructuring
In the three months ended March 30, 2019, there were $4.0 million of restructuring charges within operating expenses. These restructuring charges primarily consist of $2.4 million in employee-related costs and $1.3 million in depreciation expense of property and equipment.

Interest expense
Interest expense was $18.3 million for the three months ended March 31, 2019 compared to $9.6 million during the same period in 2018. This increase is primarily driven by interest expense for the Incremental Term Loan drawn in April 2018 to finance the acquisition of Lifetouch and additional write-off of debt issuance costs in connection with our prepayment of $200.0 million of principal on the Incremental Term Loan in the first quarter of 2019. These increases are offset by a decrease in interest expense for the convertible senior notes paid in May 2018.

Interest and other income, net
Interest and other income, net was $1.2 million for the three months ended March 31, 2019 compared to $1.7 million during the same period in 2018. This decrease is due to lower interest income resulting from lower cash equivalents and investment balances.

Benefit from Income Taxes
We recorded an income tax benefit of $39.2 million and $14.8 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was 32% for the three months ended March 31, 2019, compared to 35% for the three months ended March 31, 2018. This decrease in tax rate was primarily due to a shortfall from stock-based compensation in 2019.

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

Shutterfly Consumer Segment

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer segment:
Net revenue	$148,847	$152,059	$(3,212)	(2)%
Cost of net revenue(1)(2)	90,406	84,845	5,561	7%
Technology and development(1)	33,523	32,129	1,394	4%
Sales and marketing(1)	29,123	30,725	(1,602)	(5)%
Credit card fees	4,156	4,199	(43)	(1)%
Margin(2)	$(8,361)	$161	$(8,522)	(5,293)%
Margin %	(6)%	—%

(1) Excludes stock-based compensation expense and amortization of intangible assets.
(2) Includes an immaterial out-of-period adjustment for shipping services provided in the fourth quarter of 2018 of $2.8 million, which increased cost of net revenue and lowered segment margin.

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(figures in thousands, except AOV amounts)
Key Shutterfly Consumer Metrics
Total Customers	2,872	3,221	(349)	(11)%
Total Number of Orders	4,109	5,076	(967)	(19)%
Average order value (AOV)	$36.23	$29.96	$6.27	21%

Shutterfly Consumer segment net revenue decreased $3.2 million, or 2%, in the three months ended March 31, 2019 compared to the same period in 2018. The decrease in Shutterfly Consumer segment net revenue was primarily driven by the continuing mix shift away from free promotions and towards paid purchases and exiting the fourth quarter of 2018 with a lower year-over-year backlog.

Total Shutterfly Consumer segment customers decreased 11% and total number of orders decreased 19%, while AOV increased 21% for the three months ended March 31, 2019 compared to the same period in 2018. These metrics reflect the effect of continuing mix shift away from free promotions and towards paid purchase and the backlog headwind. Total number of orders decreased primarily due to decline in free orders, backlog headwind, and an expected decrease in orders in Groovebook. AOV increased primarily due to mix shift away from free towards paid revenues as well as due to product mix.

Shutterfly Consumer segment cost of net revenue increased $5.6 million, or 7%, for the three months ended March 31, 2019 compared to the same period in 2018 driven primarily by an immaterial out-of-period adjustment for shipping services provided in the fourth quarter of 2018 of $2.8 million, higher shipping costs of $0.9 million, an increase in depreciation expense of $0.9 million, and the lease accounting adoption impact of $0.6 million. Shutterfly Consumer gross margin was 39% for the three months ended March 31, 2019 compared to 44% for the same period in 2018. The decrease in gross margin was driven by lower net revenue and an increase in cost of net revenue.

Shutterfly Consumer segment technology and development expense increased $1.4 million, or 4%, for the three months ended March 31, 2019 compared to the same period in 2018. The overall increase is primarily due to an increase of $2.5 million in professional fees, partially offset by a decrease of $1.4 million in depreciation. In the three months ended March 31, 2019, we capitalized $10.5 million in eligible salary and consultant costs, including $0.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $7.3 million capitalized in the three months ended March 31, 2018, which included $0.3 million of stock-based compensation expense.

Shutterfly Consumer segment sales and marketing expense decreased $1.6 million, or 5%, in the three months ended March 31, 2019 compared to the same period in 2018. The decrease in the Shutterfly Consumer sales and marketing expense was primarily due to a decrease of $1.0 million in marketing campaign and a decrease of $0.8 million in salaries and benefits.

Shutterfly Consumer segment margin loss for the three months ended March 31, 2019 was $8.4 million, an $8.5 million decrease, compared to the same period in 2018, primarily driven by lower revenue, higher cost of net revenue and higher technology and development expenses, partially offset by lower sales and marketing expenses.

Lifetouch Segment

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Lifetouch segment:
Net revenue(1)	$129,952	$—	$129,952	100%
Cost of net revenue(2)	78,328	—	78,328	100%
Technology and development(2)	7,973	—	7,973	100%
Sales and marketing(2)	76,295	—	76,295	100%
Credit card fees	2,227	—	2,227	100%
Margin	$(34,871)	$—	$(34,871)	100%
Margin %	(27)%	—%

(1) Lifetouch net revenue presented in management reporting related to certain obligations that would have otherwise been recorded by Lifetouch as an independent entity but were not recognized in our condensed consolidated financial statements for the three months ended March 31, 2019 due to business combination accounting requirements.
(2) Excludes stock-based compensation expense and amortization of intangible assets.

We acquired Lifetouch on April 2, 2018. Lifetouch segment net revenue was $130.0 million in the three months ended March 31, 2019. The first quarter is seasonally slow for Lifetouch segment. In the first quarter of 2019, Schools and Pre-School businesses performed in line with expectation. Specialty business, including Church and Studios declined modestly as expected.

Cost of net revenue for the three months ended March 31, 2019 of $78.3 million primarily relates to salaries and benefit expenses for costs incurred to capture and produce photography products, and to a lesser extent, direct materials and depreciation of production and photography equipment and manufacturing facilities.

Technology and development expenses for the three months ended March 31, 2019 of $8.0 million primarily relates to salaries and benefit expenses for employees. Sales and marketing expenses for the three months ended March 31, 2019 of $76.3 million primarily relates to costs incurred for marketing programs and personnel and related expenses to acquire host accounts (schools or churches) as well as the costs for marketing programs directed at the end-customer.

The Lifetouch segment margin loss for the three months ended March 31, 2019 was $34.9 million.

Shutterfly Business Solutions (SBS) Segment

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
SBS segment:
Net revenue	$46,527	$47,666	$(1,139)	(2)%
Cost of net revenue(1)	38,151	39,910	(1,759)	(4)%
Technology and development(1)	3,292	3,945	(653)	(17)%
Sales and marketing(1)	1,408	1,450	(42)	(3)%
Margin	$3,676	$2,361	$1,315	56%
Margin %	8%	5%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

SBS segment net revenue decreased $1.1 million, or 2%, in the three months ended March 31, 2019 compared to the same period in 2018.

SBS segment cost of net revenue decreased $1.8 million, or 4%, for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the related decrease in revenue. SBS gross margin was 18% for the three months ended March 31, 2019 compared to 16% for the same period in 2018. The increase in the SBS segment gross margin is primarily attributable to product mix.

SBS segment technology and development expenses decreased $0.7 million, or 17%, in the three months ended March 31, 2019 compared to the same period in 2018 due to a decrease of $0.7 million for professional fees. In the three months ended March 31, 2019, we capitalized $1.4 million in eligible salary and consultant costs, associated with software developed or obtained for internal use, compared to $1.7 million capitalized in the three months ended March 31, 2018.

SBS segment sales and marketing expense remained relatively flat in the three months ended March 31, 2019 compared to the same period in 2018.

SBS segment margin in the three months ended March 31, 2019 was $3.7 million, a $1.3 million, or 56%, increase compared to the same period in 2018, primarily driven by higher gross margin.

Liquidity and Capital Resources

We had $156.3 million and $521.6 million of cash and cash equivalents (including money market funds) as of March 31, 2019, and December 31, 2018, respectively. We had $30.5 million and $44.8 million of investments, primarily corporate debt, U.S. government and agency securities as of March 31, 2019 and December 31, 2018, respectively. The decrease in cash and cash equivalents and investments was primarily due to principal payments of borrowings including $200.0 million of prepayment on the Incremental Term Loan and use of cash in operating activities due to factors described below.

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

In October 2017, we fully drew the $300.0 million Initial Term Loan under the Credit Agreement. On April 2, 2018, we entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million (the "Incremental Term Loan") to finance the acquisition of Lifetouch. The Initial Term Loan and the Incremental Term Loan have a maturity date of August 2024. The Revolving Loan Facility remains undrawn and available to us as of March 31, 2019.

The Credit Agreement fits well with our overall capital structure strategy. We seek to maintain adequate financial capacity to manage our seasonal cash flows, ensure a reasonable degree of operational flexibility and invest in value-creating growth. As part of the strategic review, we affirmed our objective of maintaining gross leverage of 2.5-3.0x Adjusted EBITDA on an annual basis, and to return cash in excess of our operating and financing needs to shareholders in the form of share repurchases, within the parameters of appropriate cash management that meet the needs of our highly seasonal business, where substantially all of our cash flow is generated in the last four months of the year. Currently, our management team believes it will be in position to begin executing on a capital return plan during the fourth quarter of 2019.

During the fourth quarter of 2018, our Board of Directors approved a restructuring plan to close four Lifetouch facilities in 2019 ("2018 Restructuring Plan") and consolidate this volume into existing Shutterfly facilities and a new 237,000 square foot facility in Plano, Texas to be completed in the first quarter of 2020. The cumulative restructuring charges to date amount to $5.6 million. We expect to substantially complete the 2018 Restructuring Plan by the end of 2019. The total estimated restructuring costs associated with the 2018 Restructuring Plan will be approximately $13.5 million and will primarily impact our operating expenses line items within our condensed consolidated statement of operations as these costs are incurred. Any changes to the estimates of executing the 2018 Restructuring Plan will be reflected in our future results of operations.

Below is our cash flow activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(13,726)	$(8,075)
Capitalization of software and website development costs	(13,927)	(8,584)
Cash flows used in operating activities	(144,115)	(124,332)
Cash flows (used in) provided by investing activities	(12,253)	46,535
Cash flows (used in) provided by financing activities	(209,143)	7,274

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

Operating Activities. For the three months ended March 31, 2019, net cash used in operating activities was $144.1 million, primarily due to our net loss of $83.6 million and the net change in operating assets and liabilities of $128.1 million. The net change in operating assets and liabilities of $128.1 million primarily relate to a decrease in accounts payable of $65.3 million due to timing of payments, a decrease in accrued and other liabilities of $53.5 million primarily due seasonality, and an increase of $36.7 million in prepaid expenses and other assets primarily due to changes in the intra-period income tax asset, partially offset by a decrease in accounts receivable of $30.3 million due to timing of cash receipts. Net cash used in operating activities was adjusted for non-cash items including $29.3 million of depreciation and amortization expense, $12.8 million of amortization of intangible assets, $12.0 million of stock-based compensation expense, $5.5 million for amortization of operating lease assets, $4.7 million for amortization of debt discount and issuance costs, and $2.4 million provision from deferred income taxes.

For the three months ended March 31, 2018, net cash used in operating activities was $124.3 million, primarily due to our net loss of $27.2 million and the net change in operating assets and liabilities of $142.4 million. The net change in operating assets and liabilities of $142.4 million primarily relate to decrease in accrued and other liabilities of $82.0 million primarily related to sales tax, accrued marketing expenses and accrued production costs and a decrease in accounts payable of $73.8 million due to timing of payments. Net cash used in operating activities was adjusted for non-cash items including $22.6 million of depreciation and amortization expense, $11.7 million of stock-based compensation expense, $2.3 million of amortization of intangible assets, $4.1 million for amortization of debt discount and issuance costs, and $4.3 million provision from deferred income taxes.

Investing Activities. For the three months ended March 31, 2019, net cash used in investing activities was $12.3 million, primarily due to $13.7 million cash used for capital expenditures, and $13.9 million for capitalized software and website development. This was partially offset by proceeds from the maturities of investments of $14.4 million.

For the three months ended March 31, 2018, net cash provided by investing activities was $46.5 million, primarily due to $72.1 million cash proceeds from maturities of investments offset by $9.5 million cash used to purchase investments. We also used cash for capital expenditures of $8.1 million for computer and network hardware to support our website infrastructure and information technology systems and production equipment for our manufacturing and production operations and $8.6 million for capitalized software and website development.

Financing Activities. For the three months ended March 31, 2019, net cash used in financing activities was $209.1 million primarily due to $203.9 million of cash used for principal payments of our borrowings (primarily the prepayment of Incremental Term Loan to finance our acquisition of Lifetouch) and $5.3 million for payments of finance leases.

For the three months ended March 31, 2018, net cash provided by the financing activities was $7.3 million primarily due to $13.8 million of cash proceeds from the issuance of common stock from the exercise of stock options. This was partially offset by cash payments of $4.6 million for finance leases and financing obligations and $1.1 million for the credit agreement issuance costs, and $0.8 million for principal payments on our Initial Term Loan.

Contractual Obligations

Except for changes related to the adoption of the new lease accounting standard as described in Note 1 to the Condensed Consolidated Financial Statements, prepayment of $200.0 million of the Incremental Term Loan principal, legally binding minimum obligations of $28.1 million of lease payments for a lease the Company entered into in March 2019 for the Company's new 237,000 square foot facility in Plano, Texas and $11.5 million of payments for the Company's new enterprise resource planning system, there have been no significant changes in the Company's contractual obligations disclosed in Management's Discussion and Analysis of Financial condition and Results of Operations set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018.

The $200.0 million prepayment of the Incremental Term Loan principal is applied to future quarterly principal payments which removes the required quarterly payments until maturity date on August 17, 2024.

The table below sets forth the contractual obligations related to our Incremental Term Loan at March 31, 2019 but does not update the other line items in the contractual obligations that appear in the section of our Annual Report on Form 10-K described above:

	Total	Remainder of 2019	1-3 Years	3-5 Years	Thereafter
(In thousands)
Principal payments on Incremental Term Loan	619,328	—	—	—	619,328
Interest payments on Incremental Term Loan	166,974	24,471	61,212	61,495	19,796

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (''GAAP''), we use certain Non-GAAP financial measures. We closely monitor four financial measures, Non-GAAP revenue, Non-GAAP net loss, Non-GAAP net loss per share and Adjusted EBITDA which meet the definition of Non-GAAP financial measures. We define Non-GAAP net loss and Non-GAAP net loss per share as net loss and net loss per share excluding restructuring and acquisition-related charges, respectively. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring, acquisition-related charges, and executive transition and strategic review charges.

Management believes that these non-GAAP measures provide useful information about our core operating results and thus are appropriate to enhance the overall understanding of our past financial performance and our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and performance. Management uses these non-GAAP measures to evaluate our financial results, develop budgets, manage expenditures, and determine employee compensation. The presentation of additional information is not meant to be considered in isolation or as a substitute for or superior to net revenue, net income (loss), or net income (loss) per share determined in accordance with GAAP.

The table below shows the trend of Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP Adjusted EBITDA as a percentage of net revenue for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
GAAP net revenue	$324,681	$199,725

GAAP net loss	$(83,619)	$(27,165)
GAAP net loss % of net revenue	(26)%	(14)%
GAAP net loss per share	$(2.47)	$(0.83)

Non-GAAP net loss	$(82,718)	$(23,765)
Non-GAAP net loss % of net revenue	(25)%	(12)%
Non-GAAP net loss per share	$(2.44)	$(0.73)

Non-GAAP Adjusted EBITDA	$(45,312)	$7,065
Non-GAAP Adjusted EBITDA % of net revenue	(14)%	4%

For the three months ended March 31, 2019 and 2018, our Non-GAAP net loss was $82.7 million and $23.8 million, respectively. In addition, during the three months ended March 31, 2019 and 2018, Non-GAAP net loss per share was $2.44 and $0.73, respectively.

For the three months ended March 31, 2019 and 2018, our Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA was $45.3 million and $7.1 million, respectively.

The following is a reconciliation of Non-GAAP revenue, Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP Adjusted EBITDA to the most comparable GAAP measure, for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

Reconciliation of Net Revenue to Non-GAAP Net Revenue

	Three Months Ended
	March 31,
	2019	2018
GAAP net revenue	$324,681	$199,725
Purchase accounting deferred revenue adjustment	645	—
Non-GAAP net revenue	325,326	199,725

Reconciliation of Net Loss to Non-GAAP Net Loss and Non-GAAP Net Loss per Share

	Three Months Ended
	March 31,
	2019	2018
GAAP net loss	$(83,619)	$(27,165)
Restructuring	3,973	—
Acquisition-related charges	—	4,585
Purchase accounting adjustments	645	—
Executive transition and strategic review charges	2,565	—
Debt repayment impact	3,886	—
Tax benefit impact of adjustments	(10,168)	(1,185)
Non-GAAP net loss	$(82,718)	$(23,765)

GAAP diluted shares outstanding	33,918	32,702
Non-GAAP diluted shares outstanding	33,918	32,702

GAAP net loss per share	$(2.47)	$(0.83)
Non-GAAP net loss per share	$(2.44)	$(0.73)

Reconciliation of Net Loss to Non-GAAP Adjusted EBITDA

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(83,619)	$(27,165)
Add back:
Interest expense	18,253	9,633
Interest and other income, net	(1,178)	(1,749)
Benefit from income taxes	(39,237)	(14,829)
Depreciation and amortization	42,158	24,898
Stock-based compensation expense	11,128	11,692
Restructuring	3,973	—
Executive transition and strategic review charges	2,565	—
Acquisition-related charges	—	4,585
Purchase accounting adjustments	645	—
Non-GAAP Adjusted EBITDA	$(45,312)	$7,065

Reconciliation of Cash Flow from Operating Activities to Non-GAAP Adjusted EBITDA
	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(144,115)	$(124,332)
Add back:
Interest expense	18,253	9,633
Interest and other income, net	(1,178)	(1,749)
Benefit from income taxes	(39,237)	(14,829)
Changes in operating assets and liabilities	128,121	142,368
Other adjustments	(12,081)	(8,611)
Acquisition-related charges	—	4,585
Cash restructuring	2,626	—
Cash executive transition and strategic review	1,654	—
Purchase accounting adjustments	645	—
Non-GAAP Adjusted EBITDA	$(45,312)	$7,065

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

As of March 31, 2019, the Company has stand-by-letters of credit, totaling approximately $18.7 million, for the benefit of the Company's workers' compensation insurance carriers. There were no amounts drawn against any of the letters of credit at March 31, 2019. The letters of credit are secured by collateral in the form of a certificate of deposit, which is treated as restricted other current asset and is recorded in other current assets on the balance sheet.

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

As of March 31, 2019, we had not borrowed any funds under our Revolving Loan Facility. In October 2017, we fully drew $300.0 million under the Initial Term Loan with a maturity date of August 2024, of which $296.3 million remains outstanding as of March 31, 2019. Further, in April 2018, we entered into an amendment under our existing syndicated credit facility for an Incremental Term Loan in an aggregate principal amount of $825.0 million which has been drawn with a maturity date of August 2024, of which $619.3 million remains outstanding as of March 31, 2019.

In August 2017, in order to mitigate future interest-rate risk, we entered into interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. These Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with our Initial Term Loan so that the interest payable on such portion of the Initial Term Loan became fixed at a rate of 4.27% (refer to Note 9 and Note 15 of Notes to Consolidated Financial Statements for further details regarding the Initial Term Loan and the Swap Agreements). Changes in the overall level of interest rates affect the fair value of the Swap Agreements that we recognize in our consolidated balance sheet. As of March 31, 2019, if LIBOR-based interest rates would have been higher by 100 basis points, the aggregate fair value of the Swap Agreements would have increased by approximately $6.3 million.

If LIBOR-based interest rates increase by 100 basis points, annual interest expense would increase by approximately $7.7 million as it relates to our borrowings that bear variable interest rates (including the new Incremental Term Loan). Further, we do not believe that a 100 basis points change in interest rates would have a significant impact on our interest income.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, corporate debt, U.S. government and agency securities. As of March 31, 2019, our investments totaled $30.5 million, which represented approximately 27% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to the various legal proceedings and claims discussed below as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Although adverse decisions (or settlements) may occur in one or more of these cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, financial position or results of operations. Cases that previously were disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our business, financial position or results of operations. One legal proceeding was terminated during April 2019.

Antonio Davis v. Lifetouch, Inc.

On March 10, 2019, Antonio Davis filed a purported class action complaint on behalf of himself and other Lifetouch customers in the U.S. District Court for the District of Kansas. The complaint alleges that Lifetouch violated Kansas consumer protection statutes prohibiting the sale of unsolicited goods. Davis is seeking monetary damages and injunctive relief. We believe the suit is without merit and intends to vigorously defend against it.

Monroy v. Shutterfly, Inc.

On November 30, 2016, Alejandro Monroy on behalf of himself and all others similarly situated, filed a complaint against us in the U.S. District Court for the Northern District of Illinois. The complaint asserts that we violated the Illinois Biometric Information Privacy Act by extracting his and others’ biometric identifiers from photographs and seeks statutory damages and an injunction. Monroy was seeking monetary damages and injunctive relief. On April 8, 2019, the U.S. District Court for the Northern District of Illinois dismissed Monroy’s claims with prejudice.

Taylor v. Shutterfly, Inc.

On December 12, 2017, Megan Taylor filed a purported class action complaint on behalf of herself and other customers in the U.S. District Court for the Northern District of California. The complaint alleges that we misrepresent a deal we currently offer through Groupon because we do not allow purchasers of the Groupon offer to combine or “stack” it with other promotional codes we offer. We successfully compelled the matter to private arbitration and are awaiting a decision from the arbitrator whether the class action waiver contained in the terms of use that the plaintiff agreed to is enforceable. Taylor is seeking monetary damages and injunctive relief. We believe the suit is without merit and intend to vigorously defend against it.

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

Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenue and net income. For example, in the last three fiscal quarters we saw a deceleration of revenue associated with free promotions that impacted our top line consumer revenue. As we continue to implement more optimized and targeted pricing strategies, we cannot predict with certainty that these changes will have the expected impacts. From time to time, we have made changes to our pricing structure to remain competitive. Many of our products, including professionally-bound photo books, calendars, cards and stationery and other photo merchandise are also offered by our competitors. Many of our competitors discount those products at significant levels and as a result, we may be compelled to change our discounting strategy, which could impact our acquisition of new customers, average order value, net revenue, gross margin, and Adjusted EBITDA and net income profitability measures. If in the future, due to competitor discounting or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume, it would negatively impact our net revenue and could adversely affect our gross margins and overall profitability.

We generate a significant portion of our net revenue from the fees we collect from shipping and handling of our products. For example, shipping and handling revenue for the Shutterfly website represented approximately 22% of our net revenue in 2018, 23% of our net revenue in 2017 and 19% in 2016. We also offer discounted or free shipping, with a minimum purchase requirement, during promotional periods to acquire and retain customers. If free shipping offers extend beyond a limited number of occasions, are not based upon a minimum purchase requirement or become commonplace, our net revenue and results of operations would be negatively impacted. In addition, we occasionally offer free or discounted products and services to acquire and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

We face intense competition from a range of competitors and may be unsuccessful in competing against current and future competitors.

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. For example, we saw a significantly greater marketing presence and more aggressive promotional activity from competitors in the fourth quarter in 2018 which continued in the first quarter of 2019 as compared to recent years, with competition both at the value and premium ends of the spectrum. We face intense competition from a wide range of companies, including the following:

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

Many of our competitors, particularly in the Shutterfly Consumer and SBS segments, have significantly longer operating histories; larger and broader customer bases; greater brand and name recognition; greater financial, research and development and distribution resources; and operate in more geographic areas than we do. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. The numerous choices for digital photography services can cause confusion for consumers and may cause them to select a competitor with greater name recognition. Some competitors can devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industry may develop new products, technologies or capabilities that could render obsolete or less competitive many of our products, services and content. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

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
•our ability to attract visitors to our websites and convert those visitors into customers and encourage repeat purchases;
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

Based on the factors cited above, and due to the seasonal nature of our business, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public analysts and investors. In that event, the trading price of our common stock may decline.

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

On February 5, 2019, the Company announced that its Board of Directors has formed a Strategic Review Committee and retained Morgan Stanley as financial advisor, as it continues an ongoing review of strategic and financial alternatives. The Strategic Review Committee is also evaluating the Company’s capital structure and capital return policy. There can be no assurance that any transaction will be consummated, and the process of exploring strategic and financial alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic and financial alternatives may cause or result in:

•disruption of our business;
•distraction of our management and employees;
•difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel, such as a new Chief Executive Officer and President of Lifetouch;
•difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;
•increased stock price volatility; and
•increased costs and advisory fees.

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

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and senior executives could hinder our strategic planning and execution. We hired a new Chief Marketing Officer in October 2018. On February 5, 2019, we announced that Christopher North, our President, Chief Executive Officer and member of our Board, will be stepping down at the end of August 2019. We currently have not hired a replacement Chief Executive Officer. Our search process, which is being led by the Board, to identify a candidate for Chief Executive Officer continues, and we continue to work with an executive search firm to assist with the process of identifying, evaluating and recruiting candidates. On March 8, 2019 we announced the appointment of James Hilt as President, Shutterfly Consumer. On April 4, 2019, we announced that Michael Meek, President and CEO of Lifetouch, will be stepping down in October 2019 and that the Company has initiated efforts to identify a new President of Lifetouch. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer or President of Lifetouch. Our

ability to execute our business strategies, ensure a cohesive management team, and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor President and Chief Executive Officer as well as our ongoing exploration of strategic alternatives.

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
•increase the participation rate at Lifetouch;
•increase the number of schools and preschools Lifetouch serves;
•maintain and enhance our brands;
•enhance and expand our products and services;
•continue to develop and upgrade our technology and information processing systems, including our enterprise resource planning (“ERP”) system;
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

Our success depends on our ability to attract customers and grow our active customer base, specifically in a cost-effective manner. On a net basis, our active customer base for Shutterfly Consumer has slightly decreased reflecting, among other things, the effect of continuing mix shift away from free promotions and toward paid purchases. We rely on a variety of methods to bring visitors to our websites and mobile applications and promote our products, including paying fees to third parties who drive new customers to our websites and mobile applications, purchasing search results from online search engines, e-mail and direct mail marketing campaigns. We pay providers of online services, search engines, social media, advertising networks, directories and other websites and e-commerce businesses to provide content, advertising/media and other links that direct customers to our websites. We also use e-mail and direct mail to attract customers, and we offer substantial pricing discounts or free products to encourage repeat purchases and trial orders. Through our acquisition of Lifetouch, we also potentially gain access to over 11 million non-overlapping three-year active customers (defined as customers who have made at least one purchase from Lifetouch in the last three years) for our Shutterfly Consumer business. For Lifetouch, our marketing efforts also include flyers distributed by our hosts, radio advertising and television advertising. Our methods of attracting customers, including acquiring customer lists from third parties can involve substantial costs, regardless of whether we acquire new customers as a result of such purchases. Even if we are successful in acquiring and retaining customers, the cost involved in these efforts, and which has increased in recent years, especially as we shift our sales offerings from free to paid products, impacts our results of operations. Customer lists are typically recorded as intangible assets and may be subject to impairment charges if the fair value of that list exceeds its carrying value. These potential impairment charges could harm our results from operations. If we are unable to enhance or maintain the methods we use to reach consumers, if the costs of acquiring customers using these methods significantly increase, or if we are unable to develop new cost-effective methods to obtain customers, our ability to attract new customers would be harmed, traffic to our websites and mobile applications may be reduced and our business and results of operations would be harmed.

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

A significant prerequisite to e-commerce and communications is the secure transmission of confidential information over public networks. We may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. Even though we do not store customer credit cards on our computer system and use third-party systems to clear transactions, in case of an outage to a third-party system, we will temporarily store and bill our customers’ credit card accounts directly; orders are then shipped to a customer’s address and customers log on using their e-mail address. We rely on encryption and authentication technologies licensed from third parties to affect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, hacking or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data, personal information or stored images. In addition to these threats, the security, integrity, and availability of our customers’ and employees’ data, including student photos, could be compromised by employee negligence, error or malfeasance, and technology defects. Due to the current status of Lifetouch’s customer contact processes, for example, there is risk of providing photo access to the wrong customer, which could lead to loss of business with school districts and lead to brand reputation damage.

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

As of March 31, 2019, Shutterfly and Lifetouch had 144 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

We are subject to a variety of safety, health and environmental laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination and employee health and safety. Because we use regulated substances such as inks and solvents and generate air emissions and other discharges at our manufacturing facilities, some of our facilities are required to hold environmental permits. If we fail to comply with existing safety, health and environmental laws and regulations, or new, more stringent safety, health and environmental laws and regulations applicable to us are imposed, we may be subject to monetary fines, civil or criminal sanctions, third-party claims, or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining under the board's prior authorizations. Through December 31, 2018, we repurchased $533.2 million in stock under our total authorized amount of $646.0 million. In January 2018, we publicly announced that we had suspended our stock repurchase program, which we expect to reinstate in the fourth quarter of 2019. The stock repurchase program may be recontinued or discontinued at any time without prior notice. In the event that we recontinue our stock repurchase program, future repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program would diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases would enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

On April 2, 2018, in connection with our acquisition of Lifetouch, we incurred substantial indebtedness pursuant to an incremental term loan facility (the “Incremental Term Loan”) in an aggregate principal amount of $825.0 million. The incremental term loan facility is an amendment of our Initial Term Loan of $300.0 million dated as of August 17, 2017 (collectively, the “Credit Agreement”). The Incremental Term Loan Facility was fully funded at close. The Credit Agreement will mature on August 17, 2024 and requires quarterly principal payments, as well as mandatory prepayments due to assets sales or excess cash flow, with the balance payable at maturity. As of March 31, 2019, approximately $296.3 million and $619.3 million of principal amount were outstanding on the Initial Term Loan and the Incremental Term Loan, respectively.

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

As of March 31, 2019, approximately $112.8 million remained available for stock repurchases pursuant to our stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description

3.01	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.03 to our Form S-1 filed June 29, 2006, File No. 333-135426).
3.02	Restated Bylaws (incorporated by reference to Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-33031).
10.01
Transition Services Agreement dated February 4, 2019 by and between Shutterfly, Inc. and Christopher North (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 5, 2019, File No. 001-33031).*

10.02
Transition Services Agreement dated March 29, 2019 by and between Shutterfly, Inc. and Michael Meek (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 4, 2019, File No. 001-33031).*

10.03
Change in Control Severance Agreement dated August 21, 2017 by and between Lifetouch Inc. and Michael Meek (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 4, 2019, File No. 001-33031).*

10.04
Performance-Based Phantom Stock Unit Agreement dated September 29, 2017 between Lifetouch Inc. and Michael Meek (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on April 4, 2019, File No. 001-33031).*

10.05
Time-Based Phantom Stock Unit Agreement dated September 29, 2017 between Lifetouch Inc. and Michael Meek (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed on April 4, 2019, File No. 001-33031).*

10.06	Form of Amended and Restated Executive Retention Agreement (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 4, 2019, File No. 001-33031).*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*	Represents a management contract or compensatory plan.
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

SHUTTERFLY, INC.
(Registrant)

Dated: May 6, 2019	By:	/s/ Christopher North
Christopher North
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2019	By:	/s/ Michael Pope
Michael Pope
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)