Form 10-Q
period 2019-06-30
SHUTTERFLY INC
filed 2019-08-07
CIK 1125920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-33031

SHUTTERFLY, INC.
(Exact Name of Registrant as Specified in Its Charter)

DE	94-3330068
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2800 Bridge Parkway
Redwood City,	California	94065
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s Telephone Number, Including Area Code
(650) 610-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, 0.0001 Par Value Per Share	SFLY	The Nasdaq Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2019
Common stock, $0.0001 par value per share	34,395,673

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon our current expectations. These forward-looking statements include statements related to the timing of the expected closing of our pending acquisition by affiliates of the Apollo Funds, gaining access to Lifetouch customers after our acquisition; the value of integrating customers' photos onto Shutterfly Photos to drive engagement and purchases of our products; the expectation to realize revenue from Lifetouch customers; the expectations of realizing Lifetouch acquisition synergies centered on establishing a common manufacturing platform, achieving greater utilization and leveraging a combined purchasing power and scale; the plan to have Project Aspen serve all of our business segments and result in future benefits to operating expenses; the plan to open a production facility in Texas; the closing of four legacy Lifetouch facilities and related employee considerations; the plan to acquire customers through multiple marketing channels; the plan to attract, retain and grow our leadership team; our expected secured gross leverage ratio; any effect we would experience from a change in interest rates; the anticipation that our current cash balance and cash generated from operations will be sufficient to meet our strategic and other financial requirements; our intent to continue to expand our use of cloud services; our intent to pursue patent coverage in other countries; as well as other statements regarding our future operations, financial condition and prospects and business strategies. In some cases, you can identify forward-looking statements by terminology such as “guidance,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “seek,” “continue,” “should,” “would,” “could,” “will,” or “may,” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to, the parties' inability to consummate the acquisition due to failure to satisfy conditions to the completion of the transaction, including the receipt of stockholder approval, which may not be obtained on the anticipated schedule or at all, the outcome of lawsuits that have been and may be brought by certain stockholders seeking to enjoin us and the Board from proceeding with a stockholder vote or enjoin proceeding with, consummating and closing the acquisition, decreased consumer discretionary spending as a result of general economic conditions; our ability to expand our customer base and increase sales to existing customers; failure to realize the anticipated benefits of the Lifetouch acquisition; recent and ongoing restructuring activities (including but not limited to those relating to manufacturing consolidation, Lifetouch field operations and our single platform migration); our ability to meet production requirements; our ability to attract and retain management and other personnel; our ability to retain and hire necessary employees, including seasonal personnel, and appropriately staff our operations; the impact of seasonality on our business; our ability to develop innovative, new products and services on a timely and cost-effective basis; consumer acceptance of our products and services; our ability to develop additional adjacent lines of business; unforeseen changes in expense levels; a deterioration in the relationship with any of our business partners; refining our promotional strategies; competition and the pricing strategies of our competitors, which could lead to pricing pressure; failure to implement new technology systems; a decline in participation rate in the Lifetouch business; the retention of Lifetouch employees and our ability to successfully integrate the Lifetouch businesses; risks inherent in the achievement of anticipated synergies and the timing thereof; general economic conditions and changes in laws and regulations and the other risks set forth below under “Risk Factors” in Part II, Item 1A of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this report or to compare these forward-looking statements to actual results.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SHUTTERFLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$105,338	$521,567
Short-term investments	19,013	34,011
Accounts receivable, net	60,433	87,023
Inventories	20,916	18,015
Assets held for sale	9,142	1,000
Prepaid expenses and other current assets	114,776	65,961
Total current assets	329,618	727,577
Long-term investments	4,872	10,808
Property and equipment, net	336,655	381,018
Intangible assets, net	291,459	316,154
Goodwill	843,698	843,607
Other assets	84,872	23,045
Total assets	$1,891,174	$2,302,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,234	$14,203
Accounts payable	45,129	105,407
Accrued liabilities	142,836	226,445
Operating lease liabilities, current portion	21,045	—
Deferred revenue, current portion	38,350	57,319
Total current liabilities	252,594	403,374
Long-term debt	897,985	1,090,442
Operating lease liabilities	59,301	—
Other liabilities	84,707	134,027
Total liabilities	1,294,587	1,627,843
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized; 34,382 and 33,673 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	1,090,694	1,065,531
Accumulated other comprehensive (loss) income	(1,027)	1,592
Accumulated deficit	(493,083)	(392,760)
Total stockholders' equity	596,587	674,366
Total liabilities and stockholders' equity	$1,891,174	$2,302,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$473,416	$443,372	$798,097	$643,097
Cost of net revenue	240,513	233,228	450,912	359,275
Gross profit	232,903	210,144	347,185	283,822
Operating expenses:
Technology and development	49,606	44,420	97,939	82,924
Sales and marketing	135,468	130,643	254,837	168,363
General and administrative	52,491	55,040	100,878	86,604
Restructuring	3,274	2,952	7,247	2,952
Total operating expenses	240,839	233,055	460,901	340,843
Loss from operations	(7,936)	(22,911)	(113,716)	(57,021)
Interest expense	(13,312)	(17,769)	(31,566)	(27,402)
Interest and other income, net	1,088	1,561	2,266	3,310
Loss before income taxes	(20,160)	(39,119)	(143,016)	(81,113)
Benefit from income taxes	7,428	12,607	46,665	27,436
Net loss	$(12,732)	$(26,512)	$(96,351)	$(53,677)

Net loss per share - basic and diluted	$(0.37)	$(0.80)	$(2.83)	$(1.63)

Weighted-average shares outstanding - basic and diluted	34,254	33,234	34,089	32,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(12,732)	$(26,512)	$(96,351)	$(53,677)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation gains (losses)	435	(401)	817	(401)
Unrealized net gains (losses) on investments	64	(16)	164	(46)
Tax (expense) benefit on unrealized net gains (losses) on investments	(15)	4	(41)	11
Unrealized (losses) gains on cash flow hedges	(3,317)	1,000	(5,161)	3,770
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges	753	(249)	1,226	(948)
Impact of adoption of new accounting standard	—	—	376	—
Other comprehensive (loss) income, net of tax	(2,080)	338	(2,619)	2,386
Comprehensive loss	$(14,812)	$(26,174)	$(98,970)	$(51,291)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common stock (par value)
Balance, beginning of period	$3	$3	$3	$3
Issuance of common stock upon exercise of options and vesting of restricted stock units	—	—	—	—
Balance, end of period	3	3	3	3

Additional paid-in capital
Balance, beginning of period	1,077,922	1,022,091	1,065,531	996,301
Issuance of common stock upon exercise of options and vesting of restricted stock units	946	2,802	1,007	16,577
Stock-based compensation, net of forfeitures	11,826	12,071	24,156	24,086
Convertible notes settlement	—	(2)	—	(2)
Balance, end of period	1,090,694	1,036,962	1,090,694	1,036,962

Accumulated other comprehensive income
Balance, beginning of period	1,053	3,826	1,592	1,778
Foreign currency translation gains (losses)	435	(401)	817	(401)
Unrealized gain (loss) on investments, net of tax	49	(12)	123	(35)
Unrealized (loss) gain on cash flow hedges, net of tax	(2,564)	751	(3,935)	2,822
Impact of adoption of new accounting standard	—	—	376	—
Balance, end of period	(1,027)	4,164	(1,027)	4,164

Accumulated deficit
Balance, beginning of period	(480,351)	(470,321)	(392,760)	(447,358)
Impact of adoption of new accounting standards	—	—	(3,972)	4,202
Net loss	(12,732)	(26,512)	(96,351)	(53,677)
Balance, end of period	(493,083)	(496,833)	(493,083)	(496,833)
Total stockholders' equity	$596,587	$544,296	$596,587	$544,296

Number of shares
Common stock
Balance, beginning of period	34,181	33,122	33,673	32,297
Issuance of common stock upon exercise of options and vesting of restricted stock units	201	259	709	1,084
Balance, end of period	34,382	33,381	34,382	33,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(96,351)	$(53,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,967	50,111
Amortization of intangible assets	25,620	15,164
Amortization of debt discount and issuance costs	5,533	7,009
Amortization of operating lease assets	11,150	—
Repayment of convertible senior notes attributable to debt discount	—	(63,510)
Stock-based compensation	23,545	23,389
(Gain) loss on disposal of property and equipment	(426)	154
Deferred income taxes	3,808	17,571
Restructuring	2,301	752
Other	(57)	(272)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	26,605	30,767
Inventories	(2,959)	15,607
Prepaid expenses and other assets	(48,994)	(42,795)
Accounts payable	(60,267)	(69,708)
Accrued and other liabilities	(114,092)	(130,127)
Net cash used in operating activities	(165,617)	(199,565)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(890,052)
Purchases of property and equipment	(27,129)	(17,692)
Capitalization of software and website development costs	(30,642)	(21,392)
Purchases of investments	—	(9,523)
Proceeds from maturities of investments	21,184	174,329
Proceeds from sales of investments	—	45,106
Proceeds from sales of property and equipment	1,136	1,132
Net cash used in investing activities	(35,451)	(718,092)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,007	16,577
Principal payments of borrowings	(207,292)	(239,098)
Principal payments of finance lease liabilities and financing obligations	(9,587)	(9,396)
Proceeds from borrowings, net of issuance costs	—	806,652
Net cash (used in) provided by financing activities	(215,872)	574,735
Effect of exchange rate changes on cash and cash equivalents	711	(271)
Net decrease in cash and cash equivalents	(416,229)	(343,193)
Cash and cash equivalents, beginning of period	521,567	489,894
Cash and cash equivalents, end of period	$105,338	$146,701

Supplemental schedule of non-cash investing / financing activities:
Net decrease in accrued purchases of property and equipment	$(1,915)	$(1,200)
Net increase in accrued capitalized software and website development costs	2,532	1,119
Stock-based compensation capitalized with software and website development costs	612	697
Leased assets obtained in exchange for finance lease liabilities	2,973	2,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

Shutterfly, Inc., (the “Company” or “Shutterfly”) is the leading retailer and manufacturing platform for personalized products and communications. Founded and incorporated in the state of Delaware in 1999, Shutterfly has three segments: Shutterfly Consumer, Lifetouch, and Shutterfly Business Solutions (“SBS”). Shutterfly Consumer and Lifetouch help consumers capture, preserve, and share life’s important moments through professional and personal photography, and personalized products. The Shutterfly brand brings photos to life in photo books, gifts, home décor, and cards and stationery. Lifetouch is the national leader in school photography, built on the enduring tradition of “Picture Day,” and also serves families through portrait studios and other partnerships. SBS delivers digital printing services that enable efficient and effective customer engagement through personalized communications. The Company is headquartered in Redwood City, California.

On April 2, 2018, the Company completed its acquisition of Lifetouch Inc. (“Lifetouch”).

Shutterfly announced in June 2019 that it has entered into a definitive agreement (the ''Merger Agreement'') with the affiliates of certain funds (the “Apollo Funds”), managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), a leading global alternative investment manager, pursuant to which affiliates of Apollo Funds will acquire all the outstanding shares of Shutterfly for $51.00 per share in cash (the “Transaction”). The Transaction is expected to close by early fourth quarter of fiscal 2019, pending approval by Shutterfly stockholders and satisfaction of certain other closing conditions. Early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted on July 17, 2019, effective immediately.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Shutterfly, Inc. and its wholly owned subsidiaries including the financial results of Lifetouch which are included prospectively from the acquisition date of April 2, 2018. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, considered necessary for a fair statement of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period.
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
Revision of Prior Period Amounts
During the third quarter of fiscal year 2018, the Company identified certain amounts attributable to the repayment of accreted interest on its convertible senior notes that should have been classified as cash used in operating activities instead of cash used in financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2018. Such error resulted in a $63.5 million understatement of net cash used in operating activities with a corresponding understatement of cash provided by financing activities. The condensed consolidated statement of cash flows for the six months ended June 30, 2018 has been revised to reflect the appropriate classification of such repayment between financing and operating activities.
Additionally, certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the significant accounting policies during the six months ended June 30, 2019 other than those noted below.
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

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. ROU assets also include any lease payments made and initial direct costs, and exclude lease incentives. Variable lease payments are excluded from the ROU assets and lease liabilities and recognized in the period in which the obligation for those payments is incurred.

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to terminate or purchase the leased asset. The Company’s lease agreements do not contain any material residual value guarantee or material restrictive covenants. Lease cost is recognized on a straight-line basis over the lease term.

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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of ROU assets and corresponding lease liabilities on the balance sheet, measured at present value of the future lease payments. The most significant impact relates to the recognition of lease assets and liabilities for operating leases, while the accounting for finance leases remained unchanged except for recognition of lease assets and liabilities for fixed non-lease components. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue as earned.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Revenue
Net Revenue by Brand
The following table disaggregates the Company’s net revenue by brand for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Shutterfly Consumer net revenue:
Shutterfly Brand Core	$115,583	$116,041	$220,660	$227,708
Shutterfly Brand Personalized Gifts and Home Décor	44,171	38,163	78,756	69,129
Tiny Prints Boutique	1,067	1,374	2,762	3,508
Other	8,763	9,425	16,254	16,717
Shutterfly Consumer net revenue	169,584	165,003	318,432	317,062
Lifetouch net revenue(1)	254,174	228,560	383,481	228,560
Shutterfly Business Solutions net revenue	49,658	49,809	96,184	97,475
Net revenue	$473,416	$443,372	$798,097	$643,097
(1) The Company acquired Lifetouch on April 2, 2018.

Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of the Company's performance and primarily relate to flash deal promotions, gift cards, and yearbooks as well as up-front fees received from SBS or Lifetouch customers. The amount of net revenue recognized during the three and six months ended June 30, 2019 that was included in the deferred revenue balances as of December 31, 2018 was approximately $19.4 million and $32.6 million, respectively.

Note 3 — Acquisition
On April 2, 2018, the Company completed the acquisition of Lifetouch, the leading professional photographer of children and families in the United States and Canada. Lifetouch provides the Company with a highly complementary business.

Under the terms of the Purchase Agreement, the amount of consideration that the Company paid consisted of an all-cash purchase price of $825.0 million subject to certain adjustments based on a determination of Closing Net Working Capital, Transaction Expenses, Cash and Investments, and Indebtedness, as defined by the Stock Purchase Agreement. The total purchase consideration paid by the Company during the second quarter of 2018 was $982.0 million. The Company completed the purchase price allocation as of March 31, 2019 with no material adjustments from those disclosed in the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. In allocating the purchase price based on estimated fair values, the Company recorded approximately $434.9 million of goodwill, $326.3 million of identifiable intangible assets and $220.8 million of net tangible assets. The goodwill recognized represents the assembled workforce of Lifetouch and the value of growth in revenue from future customers of Lifetouch and is deductible for U.S. income tax purposes.

Unaudited Pro Forma Financial Information

The following table summarizes the pro forma consolidated information for the Company for the three and six months ended June 30, 2018 assuming the acquisition of Lifetouch had occurred as of January 1, 2017. The unaudited pro forma information for the periods presented includes the business combination accounting effects resulting from the acquisition, including amortization for intangible assets acquired, depreciation expense for tangible assets acquired, interest expense for the additional indebtedness incurred to complete the acquisition, acquisition-related charges and the impact of adopting ASC 606. The impact of applying ASC 606 to Lifetouch’s historical periods as presented below was not material. The pro forma results also include the effects of the purchase accounting adjustments for the fair value of deferred revenue and inventory. The

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2017.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands, except per share data)	2018	2018
Total net revenue	$476,273	$810,917
Net income (loss)	$14,791	$(69,359)
Basic earnings per share	$0.45	$(2.10)
Diluted earnings per share	$0.41	$(2.10)

Note 4 — Stock-Based Compensation
Stock-based Compensation Expense
The Company's stock-based compensation expense is allocated as follows in its condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of net revenue	$844	$943	$1,736	$1,942
Technology and development	2,268	2,571	4,566	5,001
Sales and marketing	3,574	2,941	7,039	6,445
General and administrative	4,821	5,242	10,204	10,001
Total stock-based compensation	$11,507	$11,697	$23,545	$23,389

Stock Option Activity
A summary of the Company’s stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Options Outstanding (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	1,405	$53.44
Granted	—	$—
Exercised	(25)	$40.04
Forfeited, cancelled or expired	(63)	$51.86
Balance as of June 30, 2019	1,317	$53.77	3.0	$3,122
Options vested and expected to vest as of June 30, 2019	1,099	$54.09	3.1	$2,671
Options vested as of June 30, 2019	679	$50.91	1.9	$1,791

The total intrinsic value of options exercised during the three months ended June 30, 2019 and 2018 was $0.3 million and $2.8 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $0.3 million and $10.7 million, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net cash proceeds from the exercise of stock options for the three months ended June 30, 2019 and 2018 were $0.9 million and $2.8 million, respectively. Net cash proceeds from the exercise of stock options for the six months ended June 30, 2019 and 2018 were $1.0 million and $16.6 million, respectively.
Valuation of Stock Options
The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility using an average of its historical and implied volatilities as it has sufficient public trading history to cover the entire expected term. The expected term of options gives consideration to historical exercises, post-vest cancellations and the options' contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the six months ended June 30, 2018 are as follows (there were no option awards granted during the three and six months ended June 30, 2019 and the three months ended June 30, 2018):

Six Months Ended
June 30,
2018
Dividend yield	—
Annual risk-free rate of return	2.6%
Expected volatility	33.7%
Expected term (years)	4.1

Restricted Stock Unit Activity

The Company grants restricted stock units (“RSUs”), including service-based restricted stock units, performance-based restricted stock units ("PBRSUs"), and market-based restricted stock units (“MSUs”) to its employees under the provisions of the 2015 Equity Incentive Plan and inducement awards to certain new employees upon hire in accordance with Nasdaq Listing Rule 5635(c)(4). The cost of service-based RSUs and PBRSUs is determined using the fair value of the Company’s common stock on the date of grant. The cost of MSUs is determined using a Monte Carlo simulation model on the date of grant. Service-based RSUs typically vest and are settled annually, based on a four-year total vesting term. Compensation cost associated with service-based RSUs is amortized on a straight-line basis over the requisite service period.

A summary of the Company’s RSU activity, including service-based awards, PBRSUs, and MSUs for the six months ended June 30, 2019, is as follows:

	Number of Units Outstanding (in thousands)	Weighted-Average Grant Date Fair Value
Awarded and unvested as of December 31, 2018	1,941	$56.91
Granted	1,357	$45.84
Vested	(684)	$52.84
Forfeited	(147)	$54.02
Awarded and unvested as of June 30, 2019	2,467	$52.11
RSUs expected to vest as of June 30, 2019	1,965

Included in the RSU grants for the six months ended June 30, 2019 are approximately 187,000 RSUs that have both performance criteria tied to the Company’s 2019 financial performance and a three-year service criteria. Compensation expense associated with these PBRSUs is recognized based on the estimated number of shares the Company ultimately expects will vest and amortized on an accelerated basis over the requisite service period as these PBRSUs consist of three tranches. If in the future, situations indicate that the performance criteria is not probable, then no further compensation expense will be recorded and any previous expenses will be reversed.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Included in the RSU grants for the six months ended June 30, 2019, are approximately 187,000 RSUs that have both market criteria over a three-year period and a three-year service criteria (“MSUs”). The grant date fair value of these MSUs was determined using a Monte Carlo simulation model that incorporates the probability that market conditions may not be achieved. Provided that the requisite service is rendered, the total fair value of the MSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved; the number of shares that ultimately vest can vary depending on the ultimate achievement of the market criteria. Compensation expense associated with these MSUs is recognized on a straight-line basis over the requisite service period as these MSUs consist of one tranche.

Included in the RSU vested shares for the six months ended June 30, 2019, are approximately 58,000 shares related to PBRSUs granted in fiscal years 2015 and 2016. As of June 30, 2019, these PBRSUs are subject only to service vesting conditions as the performance condition has been met in previous years. As of June 30, 2019, approximately 303,000 PBRSUs and 187,000 MSUs remain outstanding (awarded and unvested).

Employee stock-based compensation expense recognized in the three and six months ended June 30, 2019 and 2018 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
At June 30, 2019, the Company had $90.4 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options, service-based RSUs, PBRSUs, and MSUs that will be recognized over a weighted-average period of approximately 2.5 years.

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
A summary of the net loss per share for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net loss per share:
Numerator
Net loss	$(12,732)	$(26,512)	$(96,351)	$(53,677)
Denominator for basic and diluted net loss per share
Weighted-average common shares outstanding	34,254	33,234	34,089	32,970
Net loss per share - basic and diluted	$(0.37)	$(0.80)	$(2.83)	$(1.63)

The following weighted-average outstanding stock options and RSUs were excluded from the computation of diluted net loss per common share for the periods presented as the Company had a net loss in the period and including them would have had an anti-dilutive effect:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Weighted-average stock options and RSUs that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	1,582	3,337	1,454	3,459
Weighted-average stock options and RSUs that would have been excluded from the computation of dilutive common equivalent shares outstanding if net income had been reported due to their antidilutive effect	1,843	234	1,891	170
Total	3,425	3,571	3,345	3,629

The Company entered into warrant transactions (the “Warrant”) in May 2013. The average market value per share of the Company's common stock for the three months ended June 30, 2018, as measured under the Warrant, exceeded the strike price of the Warrant. The dilutive effect of the potential exercise of the Warrant of approximately 345,000 shares was excluded from the computation of diluted net loss per common share for the three months ended June 30, 2018 because including it would have had an anti-dilutive effect. The average market value per share of the Company's common stock for the six months ended June 30, 2018, as measured under the Warrant, did not exceed the strike price of the Warrant.
With respect to the convertible senior notes issued in 2013 and settled in cash upon their maturity in May 2018, the weighted-average impact to dilution for the period that the conversion option was outstanding was 660,000 shares and 690,000 shares for the three and six months ended June 30, 2018, respectively. The potential conversion impact was excluded from the computation of diluted net loss per common share for such periods because including it would have had an anti-dilutive effect.

Note 6 — Investments

At June 30, 2019 and December 31, 2018, the estimated fair value of short-term and long-term debt securities investments, all of which are classified as available-for-sale, was as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate debt securities	$11,626	$30	$(1)	$11,655
Agency securities	3,867	1	(2)	3,866
U.S. government securities	3,490	3	(1)	3,492
Total short-term investments	$18,983	$34	$(4)	$19,013
Long-term investments
Agency securities	$1,872	$11	$—	$1,883
U.S. government securities	2,969	20	—	2,989
Total long-term investments	$4,841	$31	$—	$4,872

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company had no available-for-sale investments with a significant unrealized loss that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2019, and no impairments were recorded during the three and six months ended June 30, 2019 and 2018. The Company had no material realized gains or losses during the three and six months ended June 30, 2019 and 2018.

The following table summarizes the contractual maturities of the Company's investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
One year or less	$19,013	$34,011
One year through three years	4,872	10,808
	$23,885	$44,819

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 7 — Fair Value Measurement

Cash Equivalents and Investments

The Company measures the fair value of money market funds and investments based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any cash equivalents or investments categorized as Level 3 as of June 30, 2019 and December 31, 2018.

The following table summarizes, by major security type, the Company's cash equivalents and investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Total Estimated Fair Value as of
	June 30, 2019		December 31, 2018
	Cash Equivalents	Investments	Cash Equivalents	Investments
	(in thousands)
Level 1 Securities:
Money market funds	$53,759	$—	$116,212	$—
Level 2 Securities:
Corporate debt securities	—	11,655	—	28,594
Agency securities	—	5,749	—	7,815
U.S. government securities	—	6,481	—	8,410
Total cash equivalents and investments	$53,759	$23,885	$116,212	$44,819

Derivative (Liabilities) Assets

As of June 30, 2019 and December 31, 2018, the fair value of the interest-rate swap agreements, which were determined based on an income-based valuation model that takes into account the contract terms as well as multiple observable market inputs such as LIBOR-based yield curves, futures, volatility and basis spreads (Level 2), were as follows:

	Total Estimated Fair Value as of
	June 30, 2019	December 31, 2018
	(in thousands)
Derivative (liabilities) assets	$(957)	$4,204

Borrowings

As of June 30, 2019 and December 31, 2018, the fair value of the Company's Term Loan borrowings (as described in Note 9 - Debt), which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and credit spread (Level 2) were as follows:

	Total Estimated Fair Value as of
	June 30, 2019	December 31, 2018
	(in thousands)
Term Loans	$912,352	$1,081,520

As of June 30, 2019 and December 31, 2018, the carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

Note 8 — Balance Sheet Components

Assets Held for Sale

Land and buildings with net book value of $9.1 million are presented as assets held for sale in the condensed consolidated balance sheet as of June 30, 2019. The assets held for sale were comprised primarily of two legacy Lifetouch facilities: Loves Park, Illinois and Bloomington, Minnesota that were vacated with the management's commitment to sell in conjunction with the Company's 2018 Restructuring Plan (refer to Note 14, Restructuring for further information). The Loves Park facility consists of 3.4 acres of land and approximately 60,000 square feet of manufacturing, warehousing and administrative space. The Bloomington property consists of 9.25 acres of land and approximately 90,000 square feet of manufacturing and administrative space.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The properties are not depreciated while classified as held for sale. These assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Upon meeting the assets held for sale criteria, the Company determined the fair value less costs to sell exceeded the carrying value of the held-for-sales assets based on the estimated sale proceeds. Therefore, no impairment loss has been recorded for assets held for sale as of June 30, 2019. The sale of these facilities is expected to occur within the next 12 months. The Company does not expect to record a significant gain or loss upon completion of these sales.

Prepaid Expenses and Other Current Assets

	June 30, 2019	December 31, 2018
	(in thousands)
Intra-period income tax asset	$50,504	$—
Restricted certificate of deposit	20,595	18,745
Prepaid service contracts – current portion	14,735	12,562
Other prepaid expenses and current assets	28,942	34,654
	$114,776	$65,961

Intra-period income tax asset represents the cumulative income tax benefit recorded as of the balance sheet date, which will offset against taxes payable or become a component of taxes payable on a full year basis.

Property and Equipment, Net

	June 30, 2019	December 31, 2018
	(in thousands)
Computer equipment and software	$389,212	$347,032
Plant and equipment	311,967	297,597
Land, buildings and building improvements	46,988	113,048
Leasehold improvements	28,164	27,011
Furniture, fixtures and other	11,509	11,498
	787,840	796,186
Less: Accumulated depreciation and amortization	(451,185)	(415,168)
Property and equipment, net	$336,655	$381,018

Included within computer equipment and software is approximately $89.9 million and $75.3 million of capitalized software and website development costs, net of accumulated amortization at June 30, 2019 and December 31, 2018, respectively. Amortization of capitalized costs totaled approximately $9.7 million and $7.1 million for the three months ended June 30, 2019 and 2018, respectively. Amortization of capitalized costs totaled approximately $19.2 million and $13.7 million for the six months ended June 30, 2019 and 2018, respectively.

Plant and equipment includes manufacturing, photography, and rental equipment. Rental equipment includes camera lenses, camera bodies, video equipment and other camera peripherals which are rented through the BorrowLenses website. Included within plant and equipment is approximately $92.7 million and $92.5 million of ROU assets under finance leases for various pieces of manufacturing facility equipment as of June 30, 2019 and December 31, 2018, respectively. As a result of the adoption of ASC 842, the ROU assets under finance leases as of June 30, 2019 include non-lease components whereas the balance as of December 31, 2018 does not. Accumulated amortization of ROU assets under finance leases totaled $41.9 million and $44.9 million at June 30, 2019 and December 31, 2018, respectively.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Included in property and equipment is approximately $49.5 million and $26.3 million of assets in construction as of June 30, 2019 and December 31, 2018, respectively, the majority of which relates to computer equipment and software.

Depreciation and amortization expense totaled $29.6 million and $27.5 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense totaled $59.0 million and $50.1 million for the six months ended June 30, 2019 and 2018, respectively.

Intangible Assets

Intangible assets are comprised of the following:

	Weighted Average
	Useful Life	June 30, 2019	December 31, 2018
		(in thousands)
Customer relationships	9 years	$275,832	$275,546
Less: accumulated amortization		(101,132)	(91,087)
		174,700	184,459

Trade name	9 years	112,120	112,120
Less: accumulated amortization		(45,783)	(38,320)
		66,337	73,800

Purchased technology	5 years	121,769	121,769
Less: accumulated amortization		(71,347)	(64,142)
		50,422	57,627

Other	2 years	3,797	4,097
Less: accumulated amortization		(3,797)	(3,829)
		—	268

Total	8 years	$291,459	$316,154

Intangible asset amortization expense for the three months ended June 30, 2019 and 2018 was $12.5 million and $12.5 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2019 and 2018 was $25.1 million and $14.6 million, respectively. Amortization of existing intangible assets is estimated to be as follows (in thousands):

Year Ending December 31:
Remainder of 2019	$24,599
2020	48,940
2021	48,812
2022	48,121
2023	29,341
Thereafter	91,646
$291,459

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill

The following table presents the goodwill allocated to the Company's reportable segments as of and during the six months ended June 30, 2019:

	December 31, 2018	Translation Adjustments	June 30, 2019
	(in thousands)
Shutterfly Consumer	$372,072	$—	$372,072
Lifetouch	434,632	91	434,723
Shutterfly Business Solutions	36,903	—	36,903
	$843,607	$91	$843,698
Accrued Liabilities

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation	$55,366	$44,720
Accrued production costs	13,830	46,497
Finance lease liabilities, current portion	13,306	14,741
Accrued marketing expenses	9,976	36,428
Accrued income, sales and other taxes	7,546	28,886
Accrued professional services	8,327	11,988
Accrued other	34,485	43,185
	$142,836	$226,445

Other Liabilities

	June 30, 2019	December 31, 2018
	(in thousands)
Finance lease liabilities, non-current portion	$45,250	$38,576
Deferred tax liability	8,236	7,110
Financing obligations	—	51,732
Other liabilities	31,221	36,609
	$84,707	$134,027

Financing obligations as of December 31, 2018 of $51.7 million related to the Company's build-to-suit arrangements. Upon adoption of ASC 842 on January 1, 2019, the Company derecognized its build-to-suit arrangements as these arrangements no longer qualify for build-to-suit accounting and therefore there was no balance as of June 30, 2019. These arrangements are now recognized as operating leases under ASC 842 and included in the operating lease liability recorded as of the effective date.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of the Company's accumulated other comprehensive (loss) income, net of income taxes:

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands)
Foreign currency translation losses	$(297)	$(1,114)
Unrealized gain (loss) on investments, net of tax	74	(49)
Unrealized (loss) gain on cash flow hedges, net of tax	(1,180)	2,755
Impact of adoption of new accounting standards	376	—
	$(1,027)	$1,592

Note 9 — Debt

The following table summarizes components of the Company's debt:

(in thousands, except percentages)	June 30, 2019	December 31, 2018	Effective Interest Rate
Syndicated Credit Facility
Initial term loan due August 17, 2024	$295,528	$297,011	LIBOR plus(1)
Incremental term loan due August 17, 2024	617,780	820,880	LIBOR plus(1)(2)
Assumed Lifetouch notes payable due at various dates through July 2022	4,761	7,137	0.0%	-	2.2%
Total principal amount	918,069	1,125,028
Less: unamortized issuance costs	(14,850)	(20,383)
Total debt	903,219	1,104,645
Less: current portion	(5,234)	(14,203)
Total long-term debt	$897,985	$1,090,442
(1)As of June 30, 2019 and December 31, 2018, the Initial Term Loan bears interest at a rate equal to one-month LIBOR, plus an applicable margin of 2.50% per annum. As of June 30, 2019 and December 31, 2018, the Incremental Term Loan bears interest at a rate equal to one-month LIBOR, plus an applicable margin of 2.50% and 2.75% per annum, respectively.
(2)The applicable margin for the Incremental Term Loan is determined based on a secured leverage ratio as defined by the Incremental Term Loan Amendment dated April 2, 2018.

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

The full amount of the $200.0 million Revolving Loan Facility remains undrawn as of June 30, 2019. Borrowings under the Revolving Loan Facility are available through August 17, 2022. The interest rate for the Revolving Loan Facility is based on a formula using certain market rates and the Company's secured leverage ratio as defined by the Incremental Term Loan Amendment dated April 2, 2018. Refer to Note 14 in the Company's Form 10-K for the year ended December 31, 2018 for further details.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following table sets forth the effective interest rates for the unhedged portion of the Initial Term Loan and the Incremental Term Loan, as well as the principal payments made for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Effective Interest:
Initial Term Loan Unhedged	4.96%	4.43%	4.98%	4.27%
Incremental Term Loan	5.07%	4.68%	5.17%	4.68%

Principal Payments:
Initial Term Loan	$741	$750	$1,483	$1,500
Incremental Term Loan	1,548	—	203,100	—
Total	$2,289	$750	$204,583	$1,500

The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance, measured as of the end of each fiscal quarter, with a consolidated secured leverage ratio and a consolidated interest expense coverage ratio. As of June 30, 2019, the Company is in compliance with these covenants.
Principal payments made on the Incremental Term Loan during the six months ended June 30, 2019 includes a $200.0 million principal prepayment the Company made in January 2019. The $200.0 million prepayment is applied to future quarterly principal payments which removes the required quarterly payments until maturity date on August 17, 2024.
The following table sets forth the total interest expense recognized related to the Initial Term Loan and the Incremental Term Loan for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Floating interest (including the effects of cash flow hedges)	$11,421	$12,849	$23,871	$16,100
Amortization of debt issuance costs	772	891	5,432	1,063
Total	$12,193	$13,740	$29,303	$17,163

Assumed Lifetouch Notes Payable

In connection with the acquisition of Lifetouch in the second quarter of 2018 (refer to Note 3 - Acquisition), the Company assumed $9.1 million of legacy Lifetouch notes payable. These notes payable were issued by Lifetouch to finance various acquisitions and represents promissory notes issued to the owners of the acquired companies for an amount equal to the purchase consideration. Payments of principal for these notes payable during the three and six months ended June 30, 2019 were $1.1 million and $2.7 million, respectively.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Debt Principal Payments

As of June 30, 2019, the future principal payments of the Initial Term Loan, Incremental Term Loan and the assumed Lifetouch notes payable are as follows (in thousands):

Year Ending December 31:
Remainder of 2019	$2,353
2020	4,940
2021	4,036
2022	3,609
2023	2,843
2024	900,288
Total principal payments	$918,069

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s segment results for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Shutterfly Consumer:
Net revenue	$169,584	$165,003	$318,432	$317,062
Cost of net revenue(1)	95,261	86,065	185,667	170,909
Technology and development	34,373	29,830	67,896	61,959
Sales and marketing	31,739	29,956	60,863	60,681
Credit card fees	4,346	4,349	8,501	8,548
Margin(1)(2)	$3,865	$14,803	$(4,495)	$14,965
Margin %	2.3%	9.0%	(1.4)%	4.7%

Lifetouch(3):
Net revenue(4)	$254,174	$261,911	$384,126	$261,911
Cost of net revenue(5)	98,844	91,148	177,172	91,148
Technology and development	8,021	7,109	15,994	7,109
Sales and marketing	89,847	86,960	166,141	86,960
Credit card fees	2,693	1,165	4,920	1,165
Margin(2)	$54,769	$75,529	$19,899	$75,529
Margin %	21.5%	28.8%	5.2%	28.8%

Shutterfly Business Solutions:
Net revenue	$49,658	$49,809	$96,184	$97,475
Cost of net revenue	42,941	41,610	81,092	81,519
Technology and development	3,700	3,049	6,992	6,994
Sales and marketing	1,107	1,619	2,515	3,069
Margin(2)	$1,910	$3,531	$5,585	$5,893
Margin %	3.8%	7.1%	5.8%	6.0%

Consolidated Segments:
Net revenue(4)	$473,416	$476,723	$798,742	$676,448
Cost of net revenue(1)(5)	237,046	218,823	443,931	343,576
Technology and development	46,094	39,988	90,882	76,062
Sales and marketing	122,693	118,535	229,519	150,710
Credit card fees	7,039	5,514	13,421	9,713
Margin(1)(2)	$60,544	$93,863	$20,989	$96,387
Margin %	12.8%	19.7%	2.6%	14.2%
(1) Six months ended June 30, 2019 includes an immaterial out-of-period adjustment for shipping services provided in the fourth quarter of 2018 of $2.8 million, which increased cost of net revenue and lowered segment margin.
(2) The margins reported reflect only costs that are directly attributable or allocable to a specific segment and exclude purchase accounting adjustments, corporate expenses, amortization of intangible assets, stock-based compensation, restructuring, acquisition-related, and executive transition and strategic review charges.
(3) The Company acquired Lifetouch on April 2, 2018.
(4) Lifetouch net revenue presented in management reporting related to certain obligations that would have otherwise been recorded by Lifetouch as an independent entity but were not recognized in the Company's condensed consolidated financial statements for the six months ended June 30, 2019 and the three and six months ended June 30, 2018 due to business combination accounting requirements.
(5) Business combination accounting principles require the Company to measure acquired inventory at fair value. The fair value of inventory reflects Lifetouch's cost of manufacturing plus a portion of the expected profit margin. Segment reporting excludes this purchase accounting adjustment from cost of net revenue for the Lifetouch segment for the three and six months ended June 30, 2018.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles total segment margin to total operating loss and loss before income taxes, segment net revenue to net revenue, and segment cost of net revenue to cost of net revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Total segment margin	$60,544	$93,863	$20,989	$96,387
Purchase accounting deferred revenue adjustment(1)	—	(33,351)	(645)	(33,351)
Purchase accounting inventory adjustment(2)	—	(10,931)	—	(10,931)
Corporate expenses(3)	(32,459)	(37,012)	(67,549)	(55,036)
Amortization of intangible assets	(12,795)	(12,831)	(25,620)	(15,164)
Stock-based compensation expense	(11,507)	(11,697)	(23,545)	(23,389)
Restructuring	(3,274)	(2,952)	(7,247)	(2,952)
Executive transition and strategic review costs	(8,445)	—	(10,099)	—
Acquisition-related costs	—	(8,000)	—	(12,585)
Loss from operations	$(7,936)	$(22,911)	$(113,716)	$(57,021)

Loss from operations	$(7,936)	$(22,911)	$(113,716)	$(57,021)
Interest expense	(13,312)	(17,769)	(31,566)	(27,402)
Interest and other income, net	1,088	1,561	2,266	3,310
Loss before income taxes	$(20,160)	$(39,119)	$(143,016)	$(81,113)

Total segment net revenue	$473,416	$476,723	$798,742	$676,448
Purchase accounting deferred revenue adjustment(1)	—	(33,351)	(645)	(33,351)
Net revenue	$473,416	$443,372	$798,097	$643,097

Total segment cost of net revenue	$237,046	$218,823	$443,931	$343,576
Purchase accounting inventory adjustment(2)	—	10,931	—	10,931
Stock-based compensation expense for cost of net revenue	844	943	1,736	1,942
Amortization of intangible assets for cost of net revenue	2,623	2,531	5,245	2,826
Cost of net revenue	$240,513	$233,228	$450,912	$359,275

(1) Lifetouch net revenue presented in management reporting related to certain obligations that would have otherwise been recorded by Lifetouch as an independent entity but were not recognized in the Company's condensed consolidated financial statements due to business combination accounting requirements.
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

The following table presents the classification of ROU assets and lease liabilities as of June 30, 2019:

Leases	Consolidated Balance Sheet Classification	June 30, 2019
		(in thousands)
Assets:
Operating right-of-use assets	Other assets	$66,630
Finance right-of-use assets	Property and equipment, net(1)	54,232
Total leased assets		$120,862
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$21,045
Finance lease liabilities	Accrued liabilities	13,306
Noncurrent
Operating lease liabilities	Operating lease liabilities	59,301
Finance lease liabilities	Other liabilities	45,250
Total lease liabilities		$138,902
(1) Finance lease assets are recorded net of accumulated amortization of $41.9 million as of June 30, 2019.

The following table represents the lease cost for the three and six months ended June 30, 2019:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	$7,579	$14,860
Finance lease cost
Amortization of right-of-use-assets	3,896	8,075
Interest on lease liabilities	736	1,503
Variable lease cost	7,855	15,509
Sublease income	(120)	(247)
Net lease cost	$19,946	$39,700
(1) Includes short-term lease cost, which is immaterial.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future minimum lease payments under non-cancelable leases as of June 30, 2019 were as follows:

Year Ended December 31,	Operating Leases (1)	Finance Leases	Total
	(in thousands)
Remainder of 2019	$12,328	$8,456	$20,784
2020	23,706	14,253	37,959
2021	20,164	13,229	33,393
2022	16,458	12,822	29,280
2023	9,606	10,706	20,312
Thereafter	8,581	6,277	14,858
Total lease payments	$90,843	$65,743	$156,586
Less: Interest	(10,497)	(7,187)	(17,684)
Present value of lease liabilities(2)	$80,346	$58,556	$138,902
(1) Operating lease payments exclude $28.1 million of legally binding minimum lease payments for an operating lease the Company entered into in March 2019 for the Company's new 237,000 square foot facility in Plano, Texas. The lease is expected to commence in early 2020 when construction of the asset is completed with an original lease term of 10 years.
(2) Includes the current portion of $21.0 million for operating leases and $13.3 million for finance leases.

Future minimum lease payments under non-cancelable leases and build-to-suit arrangement as of December 31, 2018 were as follows:

Year Ended December 31,	Operating leases	Build-to-Suit	Finance leases
	(in thousands)
2019	$23,557	$6,501	$16,853
2020	17,730	6,646	10,582
2021	13,763	6,794	9,908
2022	9,928	6,947	9,820
2023	1,872	6,479	8,237
Thereafter	1,501	6,522	4,023
Total lease payments	$68,351	$39,889	$59,423
Less: Interest			(6,106)
Present value of lease liabilities			$53,317

Other information about leases is as follows:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.1
Finance leases	4.1
Weighted-average discount rate
Operating leases	5.8%
Finance leases	4.9%

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information	Six Months Ended June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(18,158)
Operating cash flows from finance leases	(1,422)
Financing cash flows from finance leases	(9,587)

ROU assets obtained in exchange for operating lease liabilities	3,541
ROU assets obtained in exchange for finance lease liabilities	2,973

The company has a contract with JCPenney Corporation, Inc. (“JCP”) to operate photographic portrait studios at JCP stores. In this contract, the Company pays license fees as defined in the agreement (based on revenue). These amounts are not included in the measurement of the lease liability but are recognized as variable lease cost when incurred. The contract with JCP expires in May 2020 with a three-year wind down period post-expiration date if the contract is not renewed.

Note 12 — Commitments and Contingencies

Purchase Obligations

There have been no material changes to the non-cancelable purchase obligations disclosed in the Company's Form 10-K for the year ended December 31, 2018 except for a new five-year non-cancelable commitment for the Company's enterprise resource planning system of approximately $11.5 million.

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

Letter of Credit

As of June 30, 2019, the Company has stand-by-letters of credit, totaling approximately $20.6 million, for the benefit of the Company's workers' compensation insurance carriers. There were no amounts drawn against any of the letters of credit at June 30, 2019. The letters of credit are secured by collateral in the form of a certificate of deposit, which is treated as restricted other current asset and is recorded in other current assets on the balance sheet.

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

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Miracle-Pond and Paraf v. Shutterfly, Inc.

On June 11, 2019, Vernita Miracle-Pond and Samantha Paraf on behalf of themselves and all other similarly situated Shutterfly and non-Shutterfly customers, filed a complaint against the Company in the Circuit Court of Cook County, Illinois. The complaint asserts that the Company violated the Illinois Biometric Information Privacy Act by extracting their biometric identifiers from photographs and seeks statutory damages and an injunction. The Company removed the case to federal court. Miracle-Pond and Paraf are seeking monetary damages and injunctive relief. The Company believes the suit is without merit and intends to vigorously defend against it.

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

Taylor v. Shutterfly, Inc.

On December 12, 2017, Megan Taylor filed a purported class action complaint on behalf of herself and other customers in the U.S. District Court for the Northern District of California. The complaint alleges that the Company misrepresents a deal it currently offers through Groupon because it does not allow purchasers of the Groupon offer to combine or “stack” it with other promotional codes offered by the Company. The Company successfully compelled the matter to private arbitration. On July 11, 2019, the arbitrator ruled that the class action waiver contained in the Company’s terms of use was not enforceable and remanded the case back to the U.S. District Court. Taylor is seeking monetary damages and injunctive relief. The Company believes the suit is without merit and intends to vigorously defend against it.

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

Transaction Litigation

On July 22, 2019, a stockholder complaint was filed in the United States District Court, Northern District of California, against the Company and the individual members of the Company’s Board of Directors, captioned Stein v. Shutterfly, Inc., et al. (the “Stein Complaint”). Also on July 23, 2019, a stockholder complaint was filed in the United States District Court, Southern District of New York, against the Company and the individual members of the Company’s Board of Directors, captioned Spurlock v. Shutterfly, Inc., et al. (the “Spurlock Complaint”).

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 26, 2019, a putative stockholder class action complaint was filed in the United States District Court, District of Delaware, against the Company and the individual members of the Company’s Board of Directors, captioned Wolf v. Shutterfly, Inc. et al., (the “Wolf Complaint”). On July 29, 2019, a putative stockholder class action complaint was filed in the United States District Court, Northern District of California, against the Company and the individual members of the Company’s Board of Directors, captioned Gordon v. Shutterfly, Inc., et al., (the “Gordon Complaint”). On July 31, 2019 and August 5, 2019, a putative stockholder class action complaint was filed in each of the San Mateo County Superior Court and the United States District Court, Northern District of California, respectively, against the Company and the individual members of the Company’s Board of Directors, each captioned Cheung v. Shutterfly, Inc., et al., (the “Cheung Complaints” and collectively with the Stein Complaint, Spurlock Complaint, Wolf Complaint and the Gordon Complaint, the “Stockholder Complaints”). Each of the Stockholder Complaints asserts that defendants violated Section 14(a) and 20(a) of the Exchange Act and certain rules and regulations promulgated thereunder by making untrue statements of material fact and omitting certain material facts related to the contemplated Transaction in the relevant proxy statement or in the case of the Cheung complaint filed in San Mateo County, that defendants breached their fiduciary duties in their capacities as officers or directors of the Company.

The Stockholder Complaints seek, among other things, an order enjoining the defendants from consummating the Transaction, money damages and an award of attorneys’ and experts’ fees. The Company believes that the lawsuits are without merit and intend to vigorously defend those actions. The Company may become subject to similar litigation relating to the Transaction in these or other jurisdictions.

For each of these matters on an individual basis, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. There are no material amounts accrued as of December 31, 2018 and June 30, 2019.

Note 13 — Share Repurchase Program

The Company has a share repurchase program originally authorized by the Company's Board of Directors and approved by the Audit Committee to repurchase up to $60.0 million of the Company's common stock. The Company’s Board of Directors approved expansions of the share repurchase program in 2014, 2015, 2016 and 2017 by an additional $640.0 million in aggregate to the amounts repurchased as of the date of approval. The Company suspended its share repurchase program as of December 31, 2017. If the Transaction with Apollo does not close as anticipated, the Company will re-evaluate its capital structure and capital return policy.

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

Note 14 — Restructuring
2018 Restructuring Plan

During the fourth quarter of 2018, the Company's Board of Directors approved a restructuring plan to close four Lifetouch facilities in 2019 ("2018 Restructuring Plan"): Loves Park, Illinois; Bloomington, Minnesota; Chico, California; and Chattanooga, Tennessee and consolidate this volume into other Shutterfly facilities and a new 237,000 square foot facility in Plano, Texas to be completed in the first quarter of 2020. The consolidation involves a mix of moving existing Lifetouch equipment to Shutterfly facilities and migrating Lifetouch volumes to Shutterfly's digital presses.
During the three and six months ended June 30, 2019, the planned exit resulted in restructuring charges of $3.3 million and $7.2 million, respectively. The cumulative charges to date amount to $8.9 million. The Company expects to substantially complete the 2018 Restructuring Plan by the end of 2019. The total estimated restructuring costs associated with the 2018 Restructuring Plan will be approximately $12.5 million and will primarily impact the Company's operating expenses line items

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

within the condensed consolidated statement of operations as these costs are incurred. Any changes to the estimates of executing the 2018 Restructuring Plan will be reflected in the Company's future results of operations.
iMemories Restructuring

The Company completed the acquisition of Lifetouch on April 2, 2018. At the time the Company purchased Lifetouch, it anticipated that it would exit the iMemories business, as Shutterfly Photos was a more complete and advanced solution. The Company decided to accelerate the process of exiting iMemories, which was completed in the second quarter of 2018 and was divested for a nominal amount. The exit resulted in restructuring charges of $3.0 million consisted of lease termination costs of $1.0 million, employee-related costs of $0.8 million and other costs of $1.2 million. Payments of $2.2 million in connection with these charges were made during the second quarter of 2018. The remaining $0.8 million related to non-cash restructuring charges primarily related to write-off of certain assets. The Company does not expect to incur any further charges in connection with this divestiture.

Restructuring Activity

The following table summarizes the restructuring costs recognized during the six months ended June 30, 2019:

Fiscal 2019 Activity	Balance December 31, 2018 (1)	Restructuring Charges	Cash Payments	Non-Cash Adjustments(2)	Balance June 30, 2019(1)
	(in thousands)
2018 Restructuring Plan:
Employee costs	$861	$4,647	$(1,055)	$—	$4,453
Property and equipment	—	2,232	—	(2,232)	—
Other	—	368	(299)	(69)	—
Total 2018 Restructuring Plan	861	7,247	(1,354)	(2,301)	4,453
Prior year plans	1,271	—	—	(1,271)	—
Total restructuring plans	$2,132	$7,247	$(1,354)	$(3,572)	$4,453
(1) Restructuring costs as of June 30, 2019 and December 31, 2018, are recorded in accrued liabilities and other non-current liabilities.
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

The amounts reclassified from other comprehensive loss to interest expense during the three and six months ended June 30, 2019 and 2018 were insignificant. Further, the amounts expected to be reclassified from other comprehensive (loss) income into interest expense in the coming 12 months is also insignificant.

The Company does not use derivative financial instruments for trading purposes.

SHUTTERFLY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Instruments Designated as Hedges in the Balance Sheet

		Total Estimated Fair Value as of
	Balance Sheet Location	June 30, 2019	December 31, 2018
		(in thousands)
Swap Agreements	(Other liabilities)/Other assets	$(957)	$4,204

Unrealized Gains (Losses) on Derivative Instruments Designated as Hedges included in Other Comprehensive (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Swap Agreements	$(3,317)	$1,000	$(5,161)	$3,770

Interest Expense (Including the Effects of the Cash Flow Hedges) related to the Portion of the Initial Term Loan Subject to the Swap Agreements

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Swap Agreements	$1,850	$1,632	$3,706	$3,301

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

On April 2, 2018, we completed our acquisition of Lifetouch Inc. (“Lifetouch”) for an all-cash purchase price of $825.0 million. Lifetouch is the national leader in school photography.

We announced in June 2019 that we have entered into a definitive agreement with the affiliates of certain funds (the “Apollo Funds”), managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), a leading global alternative investment manager, pursuant to which affiliates of Apollo Funds will acquire all the outstanding shares of Shutterfly for $51.00 per share in cash (the “Transaction”). The Transaction is expected to close by early fourth quarter 2019, pending approval by Shutterfly stockholders and satisfaction of certain other closing conditions. Early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted on July 17, 2019, effective immediately.

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

We also offer Shutterfly Photos, our cloud photo management service, to our customers. During fall picture day season in 2018, Lifetouch school customers who purchased digital images from mylifetouch.com were able to access these pictures directly within Shutterfly Photos; we also deployed this integrated experience for Lifetouch preschool customers during the second quarter of 2019. These customers benefit from free storage for any personal photos they uploaded as well as their Lifetouch photos, and are able to create and purchase personalized products using these photos. Our experience shows that integrating customers’ photos onto Shutterfly Photos is the best way to drive customer engagement and purchases of our products.

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

Lifetouch is the national leader in school photography, built on the enduring tradition of “Picture Day.” School Photography captures K-12 portraits and helps high school and college seniors celebrate those graduation milestones and yearbooks. Our Portrait Studios provide professional photographic services for infants, toddlers, families and business professionals throughout the United States under the JCPenney portrait brand at over 400 select retail studios. Lifetouch also captures pictures of infants to toddlers for Preschools and daycares nationwide and provides Churches and other groups with pictorial directories and images for purchase.

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

In conjunction with Project Aspen, we plan to open a new 237,000 square foot facility in Plano, Texas in the first quarter of 2020, which will serve all of our segments. We will also close four legacy Lifetouch facilities in 2019: Loves Park, Illinois; Bloomington, Minnesota; Chico, California; and Chattanooga, Tennessee, and will consolidate this volume into other Shutterfly facilities and the new facility in Texas. The consolidation involves a mix of moving existing Lifetouch equipment to Shutterfly facilities and migrating Lifetouch volumes to Shutterfly's digital presses. Given the adjacent peak periods of the Shutterfly Consumer and the Lifetouch businesses, this consolidation of facilities will provide an opportunity to reduce our reliance on temporary labor while improving the utilization of existing assets. We plan to retain a portion of the impacted employees in this transition, who will move to other existing Shutterfly or Lifetouch facilities, and we will offer appropriate severance and/or retention packages to other employees. We expect Project Aspen will result in future benefits to operating expenses; however, the expected benefits to operating expenses are not measurable at this point.

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

On February 5, 2019, we announced that Christopher North, President and CEO, will be stepping down at the end of August 2019. On June 10, 2019, we announced the appointment of Ryan O’Hara as our next President and Chief Executive Officer and a member of the Board of Directors effective June 24, 2019. Mr. O’Hara has served as Chief Executive Officer of Move, Inc., a real estate portal company, since January 2015. Prior to joining Move, from 2013 to 2014, Mr. O’Hara served as President of Content, Distribution & Sales at The Madison Square Garden Company, the sports and entertainment firm for which he led media assets MSG and Fuse network, as well as technology and marketing partnerships.

On March 8, 2019, we announced the appointment of James Hilt as President, Shutterfly Consumer. On April 4, 2019, we announced that Michael Meek, President and CEO of Lifetouch, will be stepping down in October 2019. On July 30, 2019, we announced the appointment of Greg Hintz as our next President, Lifetouch, effective immediately. Prior to this role, Greg has served as head of Corporate Development, a leader of integration efforts, and Chief of Staff for the Company.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	100%	100%	100%	100%
Cost of net revenue	51%	53%	56%	56%
Gross profit	49%	47%	44%	44%
Operating expenses:
Technology and development	10%	10%	12%	13%
Sales and marketing	29%	29%	32%	26%
General and administrative	11%	12%	13%	14%
Restructuring	1%	1%	1%	—%
Total operating expenses	51%	52%	58%	53%
Loss from operations	(2)%	(5)%	(14)%	(9)%
Interest expense	(3)%	(4)%	(4)%	(4)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(5)%	(9)%	(18)%	(12)%
Benefit from income taxes	2%	3%	6%	4%
Net loss	(3)%	(6)%	(12)%	(8)%

Comparison of the Three Month Periods Ended June 30, 2019 and 2018

The following table presents the results of operations:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Consolidated:
Net revenue	$473,416	$443,372	$30,044	7%
Cost of net revenue	240,513	233,228	7,285	3%
Gross profit	232,903	210,144	22,759	11%
Gross margin	49%	47%
Operating expenses:
Technology and development	49,606	44,420	5,186	12%
Sales and marketing	135,468	130,643	4,825	4%
General and administrative(1)	52,491	55,040	(2,549)	(5)%
Restructuring	3,274	2,952	322	11%
Total operating expenses	240,839	233,055	7,784	3%
Loss from operations	(7,936)	(22,911)	14,975	(65)%
Interest expense	(13,312)	(17,769)	4,457	(25)%
Interest and other income, net	1,088	1,561	(473)	(30)%
Loss before income taxes	(20,160)	(39,119)	18,959	(48)%
Benefit from income taxes	7,428	12,607	(5,179)	(41)%
Net loss	$(12,732)	$(26,512)	$13,780	(52)%

(1) The General and administrative expenses of $52.5 million for the three months ended June 30, 2019 includes $7.5 million of costs related to executive transition and the strategic review. The General and administrative expenses of $55.0 million for the three months ended June 30, 2018 includes $8.0 million of acquisition-related costs.

Net revenue
Net revenue increased $30.0 million, or 7%, for the three months ended June 30, 2019 as compared to the same period in 2018. Our Shutterfly Consumer, Lifetouch and SBS segments represented 36%, 54% and 10%, respectively, of total net revenue for the three months ended June 30, 2019. Shutterfly Consumer segment revenue increased $4.6 million primarily due to growth in Shutterfly personalized gifts and home décor revenue driven by an increase in paid revenue and new products. Lifetouch segment revenue increased $25.6 million primarily due to a purchase accounting deferred revenue adjustment of $33.4 million that decreased revenue in the three months ended June 30, 2018, which was offset by declines in Schools and Church revenue. Excluding the impact of the purchase accounting deferred revenue adjustment for the three months ended June 30, 2018, Lifetouch segment net revenue decreased $7.7 million for the three months ended June 30, 2019 as compared to the same period in 2018. SBS segment revenue decreased $0.2 million for the three months ended June 30, 2019 as compared to the same period in 2018.
Cost of net revenue
Cost of net revenue increased $7.3 million, or 3%, for the three months ended June 30, 2019 as compared to the same period in 2018. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:
•Cost of net revenue for our Shutterfly Consumer segment increased $9.2 million;
•Cost of revenue for our Lifetouch segment decreased $3.2 million primarily driven by a purchase accounting inventory adjustment of $10.9 million that increased cost of net revenue in the three months ended June 30, 2018. Excluding the impact of the purchase accounting inventory adjustment for the three months ended June 30, 2018, Lifetouch segment cost of net revenue increased $7.7 million; and
•Cost of net revenue for our SBS segment increased $1.3 million.

Amortization expense of intangible assets for cost of net revenue increased $0.1 million and stock-based compensation expense decreased $0.1 million.
Gross margin increased to 49% in the three months ended June 30, 2019 from 47% in the same period in 2018, primarily due to purchase accounting adjustments for deferred revenue that decreased revenue and increased cost of revenue for the three months ended June 30, 2018. Excluding the effects of the aforementioned purchase accounting adjustments, gross margin decreased to 49% in the three months ended June 30, 2019 from 53% in the same period in 2018, due to declines in gross margins across all three segments.
Technology and development
Our technology and development expense increased $5.2 million, or 12%, for the three months ended June 30, 2019, compared to the same period in 2018. As a percentage of net revenue, technology and development remained flat at 10% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in technology and development as follows:
•Technology and development expenses for the Shutterfly Consumer segment increased $4.5 million;
•Technology and development expenses for the Lifetouch segment increased $0.9 million; and
•Technology and development expenses for the SBS segment increased $0.7 million.
Amortization expense of intangible assets for technology and development increased $0.1 million and stock-based compensation decreased $0.3 million.
Sales and marketing
Our sales and marketing expense increased $4.8 million, or 4%, for the three months ended June 30, 2019, compared to the same period in 2018. As a percentage of net revenue, sales and marketing remained flat at 29% in the three months ended June 30, 2019 and 2018. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in sales and marketing as follows:
•Sales and marketing expenses for the Shutterfly Consumer segment increased $1.8 million;
•Sales and marketing expenses for the Lifetouch segment increased $2.9 million; and
•Sales and marketing expenses for the SBS segment decreased $0.5 million.
Amortization of intangible assets expense for sales and marketing decreased $0.2 million and stock-based compensation increased $0.6 million.
General and administrative
Our general and administrative expense decreased $2.5 million, or 5%, for the three months ended June 30, 2019, compared to the same period in 2018. As a percentage of net revenue, general and administrative expense decreased to 11% in the three months ended June 30, 2019 from 12% in the three months ended June 30, 2018. The decrease is primarily driven by a decrease in professional fees and stock based compensation which was partially offset by the increase in salaries and benefits primarily due to the onboarding of the new CEO in the second quarter of 2019.
Restructuring
Our restructuring expense increased $0.3 million, or 11%, for the three months ended June 30, 2019, compared to the same period in 2018. The restructuring charges for the three months ended June 30, 2019, primarily consist of $2.2 million in employee-related costs and $0.9 million in depreciation expense of property and equipment in connection with the planned exit of Lifetouch facilities as described in Note 14 - Restructuring.
In the three months ended June 30, 2018, there were $3.0 million of restructuring charges within operating expenses in connection with the exit of Lifetouch's iMemories business which was completed during the second quarter of 2018. These restructuring charges primarily consist of $1.0 million in lease termination costs, $0.8 million in employee-related costs and $1.2 million in other costs
Interest expense

Interest expense was $13.3 million for the three months ended June 30, 2019 compared to $17.8 million during the same period in 2018. This decrease is primarily driven by a $200.0 million prepayment of the Incremental Term Loan and a decrease in interest expense for the convertible senior notes paid in May 2018.
Interest and other income, net
Interest and other income, net was $1.1 million for the three months ended June 30, 2019 compared to $1.6 million during the same period in 2018. This decrease is due to lower interest income resulting from lower cash equivalents and investment balances.
Benefit from Income Taxes
We recorded an income tax benefit of $7.4 million and $12.6 million for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 37% for the three months ended June 30, 2019, compared to 32% for the three months ended June 30, 2018. This increase in tax rate was primarily due to the limitation on the deductibility of officer compensation for tax purposes in 2019.
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

Shutterfly Consumer Segment

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer segment:
Net revenue	$169,584	$165,003	$4,581	3%
Cost of net revenue(1)	95,261	86,065	9,196	11%
Technology and development(1)	34,373	29,830	4,543	15%
Sales and marketing(1)	31,739	29,956	1,783	6%
Credit card fees	4,346	4,349	(3)	—%
Margin	$3,865	$14,803	$(10,938)	(74)%
Margin %	2%	9%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(figures in thousands, except AOV amounts)
Key Shutterfly Consumer Metrics
Total Customers	3,035	3,140	(105)	(3)%
Total Number of Orders	4,410	4,789	(379)	(8)%
Average order value (AOV)	$38.45	$34.46	$3.99	12%

Shutterfly Consumer segment net revenue increased $4.6 million, or 3%, in the three months ended June 30, 2019 compared to the same period in 2018. The increase in Shutterfly Consumer segment net revenue was primarily due to growth in personalized gifts and home décor driven by higher performance in paid revenue and new products, partially offset by a slowdown in prints.

Total Shutterfly Consumer segment customers decreased 3% and total number of orders decreased 8%, while AOV increased 12% for the three months ended June 30, 2019 compared to the same period in 2018. These metrics reflect the effect of continuing mix shift away from free promotions and towards paid purchases. Total number of orders decreased primarily due to decline in free orders, and an expected decrease in orders in Groovebook. AOV increased primarily due to mix shift away from free towards paid revenue as well as due to product mix.

Shutterfly Consumer segment cost of net revenue increased $9.2 million, or 11%, for the three months ended June 30, 2019 compared to the same period in 2018 driven primarily by the corresponding increase in net revenue, product mix, higher shipping and material costs, and higher salaries and benefits. Shutterfly Consumer gross margin was 44% for the three months ended June 30, 2019 compared to 48% for the same period in 2018. The decrease in gross margin was driven by an increase in cost of net revenue.

Shutterfly Consumer segment technology and development expense increased $4.5 million, or 15%, for the three months ended June 30, 2019 compared to the same period in 2018. The overall increase is primarily due to an increase of $2.5 million in professional fees and $2.1 million in salaries and benefits. In the three months ended June 30, 2019, we capitalized $11.6 million in eligible salaries and consultant costs, including $0.3 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $7.9 million capitalized in the three months ended June 30, 2018, which included $0.3 million of stock-based compensation expense.

Shutterfly Consumer segment sales and marketing expense increased $1.8 million, or 6%, in the three months ended June 30, 2019 compared to the same period in 2018. The increase in the Shutterfly Consumer sales and marketing expense was primarily due to an increase of $0.8 million in salaries and benefits and $0.7 million in marketing campaigns.

Shutterfly Consumer segment margin for the three months ended June 30, 2019 was $3.9 million, a $10.9 million, or 74%, decrease, compared to the same period in 2018, primarily driven by higher cost of net revenue, technology and development and sales and marketing expenses, partially offset by higher net revenue.

Lifetouch Segment

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Lifetouch segment:
Net revenue(1)	$254,174	$261,911	$(7,737)	(3)%
Cost of net revenue(2)(3)	98,844	91,148	7,696	8%
Technology and development(2)	8,021	7,109	912	13%
Sales and marketing(2)	89,847	86,960	2,887	3%
Credit card fees	2,693	1,165	1,528	131%
Margin	$54,769	$75,529	$(20,760)	(27)%
Margin %	22%	29%

(1) Lifetouch net revenue presented in management reporting related to certain obligations that would have otherwise been recorded by Lifetouch as an independent entity but were not recognized in our condensed consolidated financial statements for the three months ended June 30, 2018 due to business combination accounting requirements.
(2) Excludes stock-based compensation expense and amortization of intangible assets.
(3) Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of inventory reflects the acquired company’s cost of manufacturing plus a portion of the expected profit margin. Management reporting excludes this purchase accounting adjustment from cost of net revenue for the Lifetouch segment in the three months ended June 30, 2018.

Lifetouch segment net revenue decreased $7.7 million, or 3%, in the three months ended June 30, 2019 compared to the same period in 2018. The decrease in Lifetouch segment net revenue was primarily driven by declines in Schools and Church net revenue. Schools net revenue decreased primarily driven by lower net revenue from the spring portrait season and special event partially offset by an increase in net revenue from yearbooks. Church net revenue decreased primarily driven by reduction in volume.

Lifetouch segment cost of net revenue increased $7.7 million, or 8% in the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily driven by higher production costs related to yearbooks during integration in transitioning production from a Lifetouch facility to a Shutterfly facility.

Lifetouch segment technology and development expenses increased $0.9 million, or 13%, in the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily related to an increase in salaries and benefits and higher maintenance costs.

Lifetouch segment sales and marketing expense increased $2.9 million, or 3% in the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily related to salaries and benefits and costs incurred to acquire host accounts.

The Lifetouch segment margin for the three months ended June 30, 2019 was $54.8 million, a $20.8 million decrease compared to the same period in 2018, primarily driven by a decrease in net revenue and an increase in cost of net revenue.

Shutterfly Business Solutions (SBS) Segment

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
SBS segment:
Net revenue	$49,658	$49,809	$(151)	—%
Cost of net revenue(1)	42,941	41,610	1,331	3%
Technology and development(1)	3,700	3,049	651	21%
Sales and marketing(1)	1,107	1,619	(512)	(32)%
Margin	$1,910	$3,531	$(1,621)	(46)%
Margin %	4%	7%

(1) Excludes stock-based compensation expense and amortization of intangible assets.

SBS segment net revenue decreased $0.2 million in the three months ended June 30, 2019 compared to the same period in 2018.

SBS segment cost of net revenue increased $1.3 million, or 3%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to higher lease expense, higher depreciation and an increase in salaries and benefits.

SBS gross margin was 14% for the three months ended June 30, 2019 compared to 16% for the same period in 2018 due to the increase in cost of net revenue.

SBS segment technology and development expenses increased $0.7 million, or 21%, in the three months ended June 30, 2019 compared to the same period in 2018 due to an increase in salaries and benefits. In the three months ended June 30, 2019, we capitalized $1.4 million in eligible salaries and consultant costs, associated with software developed or obtained for internal use, compared to $1.7 million capitalized in the three months ended June 30, 2018.

SBS segment sales and marketing expense decreased $0.5 million, or 32%, in the three months ended June 30, 2019 compared to the same period in 2018 primarily due to an decrease in salaries and benefits.

SBS segment margin in the three months ended June 30, 2019 was $1.9 million, a $1.6 million, or 46%, decrease compared to the same period in 2018 primarily due to the increase in cost of net revenue.

Comparison of the Six Month Periods Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Consolidated:
Net revenue	$798,097	$643,097	$155,000	24%
Cost of net revenue	450,912	359,275	91,637	26%
Gross profit	347,185	283,822	63,363	22%
Gross margin	44%	44%
Operating expenses:
Technology and development	97,939	82,924	15,015	18%
Sales and marketing	254,837	168,363	86,474	51%
General and administrative(1)	100,878	86,604	14,274	16%
Restructuring	7,247	2,952	4,295	145%
Total operating expenses	460,901	340,843	120,058	35%
Loss from operations	(113,716)	(57,021)	(56,695)	99%
Interest expense	(31,566)	(27,402)	(4,164)	15%
Interest and other income, net	2,266	3,310	(1,044)	(32)%
Loss before income taxes	(143,016)	(81,113)	(61,903)	76%
Benefit from income taxes	46,665	27,436	19,229	70%
Net loss	$(96,351)	$(53,677)	$(42,674)	80%

(1)The general and administrative expense of $100.9 million for the six months ended June 30, 2019 includes $9.7 million of cost related to executive transition and strategic review. The general and administrative expenses of $86.6 million for the six months ended June 30, 2018 include $12.6 million in acquisition-related charges.
Net revenue

Net revenue increased $155.0 million, or 24%, for the six months ended June 30, 2019 as compared to the same period in 2018. Our Shutterfly Consumer, Lifetouch and SBS operating segments represented 40%, 48% and 12%, respectively, of total net revenue for the six months ended June 30, 2019. Of the increase, $129.3 million is related to our Lifetouch segment revenue in the first quarter of 2019 which was absent in the comparable period in 2018 as we acquired Lifetouch on April 2, 2018. The increase was further attributable to Lifetouch segment revenue which increased by $25.6 million for the three months ended June 30, 2019 when compared to same period in prior year primarily due to a purchase accounting deferred revenue adjustment of $33.4 million that decreased revenue in the three months ended June 30, 2018, offset by declines in Schools and Church revenue. Shutterfly Consumer segment net revenue increased $1.4 million while SBS segment net revenue decreased $1.3 million.
Cost of net revenue

Cost of net revenue increased $91.6 million, or 26%, for the six months ended June 30, 2019 as compared to the same period in 2018. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in cost of net revenue as follows:

•Cost of net revenue for our Shutterfly Consumer segment increased $14.8 million;
•Cost of revenue for our Lifetouch segment increased $75.1 million. Of the increase, $78.3 million is related to the Lifetouch segment cost of net revenue in the first quarter of 2019 which was absent in the comparable period in 2018 as we acquired Lifetouch on April 2, 2018 and was partially offset by a purchase accounting inventory adjustment of $10.9 million that increased cost of net revenue in the six months ended June 30, 2018; and
•Cost of net revenue for our SBS segment decreased $0.4 million.

Amortization expense of intangible assets for cost of net revenue increased $2.4 million due to the amortization expense for the intangible assets we recorded in the first quarter of 2019 in connection with the acquisition of Lifetouch which was absent in the comparable period in 2018 as we acquired Lifetouch on April 2, 2018. Stock-based compensation expense decreased $0.2 million.
Gross margin remained flat at 44% in the six months ended June 30, 2019 from the same period in 2018. Excluding the effects of purchase accounting adjustments which decreased revenue by $33.4 million and increased cost of revenue by $10.9 million for the six months ended June 30, 2018, gross margin decreased to 44% in the six months ended June 30, 2019 from 49% in the same period in 2018, primarily due to declines in gross margins for the Shutterfly Consumer and the Lifetouch segments.
Technology and development
Our technology and development expense increased $15.0 million, or 18%, for the six months ended June 30, 2019, compared to the same period in 2018. As a percentage of net revenue, technology and development decreased to 12% in the six months ended June 30, 2019 from 13% in the six months ended June 30, 2018. Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in technology and development as follows:
•Technology and development expenses for the Shutterfly Consumer segment increased $5.9 million;
•Technology and development expenses for the Lifetouch segment increased $8.9 million; and
•Technology and development expenses for the SBS segment remained flat.
Amortization of intangible assets expense for technology and development increased $1.3 million. Of the increase, $1.2 million relates to the amortization of Lifetouch intangible assets in the first quarter of 2019 which were absent in the comparable period in 2018 as we acquired Lifetouch on April 2, 2018. Stock-based compensation expense decreased $0.4 million.
Sales and marketing
Our sales and marketing expense increased $86.5 million, or 51%, for the six months ended June 30, 2019, compared to the same period in 2018. As a percentage of net revenue, sales and marketing increased to 32% in the six months ended June 30, 2019 from 26% in the six months ended June 30, 2018. The increase in sales and marketing expense as a percentage of net revenue is mainly attributable to our acquisition of Lifetouch on April 2, 2018. The Lifetouch segment has a higher proportion of sales and marketing as a percentage of net revenue as compared to Shutterfly Consumer as Lifetouch relies more on sales professionals and account managers who support and maintain host relationships with schools and churches to reach end customers.
Excluding amortization of intangible assets and stock-based compensation expense, our reportable segments contributed to the increase in sales and marketing as follows:
•Sales and marketing expenses for the Shutterfly Consumer segment increased $0.2 million;
•Sales and marketing expenses for the Lifetouch segment increased $79.2 million; and
•Sales and marketing expenses for the SBS segment decreased $0.6 million.
Amortization of intangible assets expense for sales and marketing increased $6.7 million. Of the increase, $8.1 million relates to the amortization of Lifetouch intangible assets in the first quarter of 2019 which were absent in the comparable period in 2018 as we acquired Lifetouch on April 2, 1018. The increase in amortization of Lifetouch intangible assets was offset by certain of our intangible assets that became fully amortized in 2018. Stock-based compensation increased $0.6 million. We also recorded $1.0 million in executive transition and strategic review charges during the six months ended June 30, 2019.
General and administrative
Our general and administrative expense increased $14.3 million, or 16%, for the six months ended June 30, 2019, compared to the same period in 2018. As a percentage of net revenue, general and administrative expense decreased to 13% in the six months ended June 30, 2019 from 14% in the six months ended June 30, 2018. Of the increase, $16.3 million relates to general and administrative expenses of Lifetouch in the first quarter of 2019 which were absent in the comparable period in 2018 as we acquired Lifetouch on April 2, 1018. The general and administrative expenses for Lifetouch primarily consist of salaries and benefit expenses and to a lesser extent, professional fees, facilities costs and credit card fees. Further, stock-based compensation expense increased $0.2 million. The increase was partially offset by a decrease in professional fees.
Restructuring expense
Our restructuring expense increased $4.3 million, or 145%, for the six months ended June 30, 2019, compared to the same period in 2018. The restructuring charges for the six months ended June 30, 2019, primarily consist of $4.6 million in employee-related costs and $2.2 million in depreciation expense of property and equipment in connection with the planned exit of Lifetouch facilities as described in Note 14 - Restructuring.
In the six months ended June 30, 2018, there were $3.0 million of restructuring charges within operating expenses in connection with the exit of Lifetouch's iMemories business which was completed during the second quarter of 2018. These restructuring charges primarily consist of $1.0 million in lease termination costs, $0.8 million in employee-related costs and $1.2 million in other costs.
Interest expense
Interest expense was $31.6 million for the six months ended June 30, 2019 compared to $27.4 million during the same period in 2018. This increase is primarily driven by interest expense for the Incremental Term Loan drawn in April 2018 to finance the acquisition of Lifetouch and additional write-off of debt issuance costs in connection with our prepayment of $200.0 million of principal on the Incremental Term Loan in the first quarter of 2019. These increases are partially offset by a decrease in interest expense driven by a $200.0 million prepayment of the Incremental Term Loan and a decrease in interest expense for the convertible senior notes paid in May 2018.
Interest and other income, net
Interest and other income, net was $2.3 million for the six months ended June 30, 2019 compared to $3.3 million during the same period in 2018. This decrease is due to lower interest income resulting from lower cash equivalents and investment balances.
Benefit from Income Taxes
We recorded an income tax benefit of $46.7 million and $27.4 million for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 33% for the six months ended June 30, 2019, compared to 34% for the six months ended June 30, 2018. This decrease in tax rate was primarily due to a shortfall from stock-based compensation in 2019.

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

Shutterfly Consumer Segment

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Shutterfly Consumer:
Net revenue	$318,432	$317,062	$1,370	—%
Cost of net revenue (1)(2)	185,667	170,909	14,758	9%
Technology and development (1)	67,896	61,959	5,937	10%
Sales and Marketing (1)	60,863	60,681	182	—%
Credit card fees	8,501	8,548	(47)	(1)%
Margin(2)	$(4,495)	$14,965	$(19,460)	(130)%
Margin %	(1)%	5%

(1) Excludes stock-based compensation expense and amortization of intangible assets.
(2) Includes an immaterial out-of-period adjustment for shipping services provided in the fourth quarter of 2018 of $2.8 million, which increased cost of net revenue and lowered segment margin.

Shutterfly Consumer net revenue increased $1.4 million in the six months ended June 30, 2019 compared to the same period in 2018 due to growth in personalized gifts and home décor driven by higher performance in paid revenue and new products. The increase was offset by a slowdown in prints and the continuing mix shift away from free promotions and towards paid purchases, and exiting the fourth quarter of 2018 with a lower year-over-year backlog.

Shutterfly Consumer segment cost of net revenue increased $14.8 million, or 9%, for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to higher shipping costs (largely related to an immaterial out-of-period adjustment for shipping services provided in the fourth quarter of 2018 of $2.8 million), higher material costs, an increase in salaries and benefits, and higher depreciation. Shutterfly Consumer gross margin was 42% for the six months ended June 30, 2019 compared to 46% for the same period in 2018. The decrease in gross margin was primarily driven by an increase in cost of net revenue.

Shutterfly Consumer segment technology and development expense increased $5.9 million, or 10%, for the six months ended June 30, 2019 compared to the same period in 2018. The overall increase is primarily due to an increase of $5.0 million in professional fees and $2.3 million in salaries and benefits, partially offset by a decrease of $2.3 million in depreciation. In the six months ended June 30, 2019, we capitalized $22.2 million in eligible salaries and consultant costs, including $0.5 million of stock-based compensation expense, associated with software developed or obtained for internal use, compared to $15.2 million capitalized in the six months ended June 30, 2018, which included $0.6 million of stock-based compensation expense.

Shutterfly Consumer segment sales and marketing expense remained relatively flat in the six months ended June 30, 2019 compared to the same period in 2018.

Shutterfly Consumer segment margin for the six months ended June 30, 2019 was loss of $4.5 million, a $19.5 million or 130% decrease, compared to the same period in 2018, primarily driven by higher cost of net revenue and technology and development expenses.

Lifetouch Segment

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Lifetouch segment:
Net revenue(1)	$384,126	$261,911	$122,215	47%
Cost of net revenue(2)(3)	177,172	91,148	86,024	94%
Technology and development(2)	15,994	7,109	8,885	125%
Sales and marketing(2)	166,141	86,960	79,181	91%
Credit card fees	4,920	1,165	3,755	322%
Margin	$19,899	$75,529	$(55,630)	(74)%
Margin %	5%	29%

(1) Lifetouch net revenue presented in management reporting related to certain obligations that would have otherwise been recorded by Lifetouch as an independent entity but were not recognized in our condensed consolidated financial statements for the six months ended June 30, 2019 and 2018 due to business combination accounting requirements.
(2) Excludes stock-based compensation expense and amortization of intangible assets.
(3) Business combination accounting principles require us to measure acquired inventory at fair value. The fair value of inventory reflects the acquired company’s cost of manufacturing plus a portion of the expected profit margin. Management reporting excludes this purchase accounting adjustment from cost of net revenue for the Lifetouch segment in the six months ended June 30, 2018.

Lifetouch segment net revenue increased $122.2 million, or 47% in the six months ended June 30, 2019 compared to the same period in 2018. Of the increase, $130.0 million was related to our Lifetouch segment net revenue in the first quarter of 2019 which was absent in the comparable period in 2018 as we acquired Lifetouch on April 2, 2018. The increase is offset by the lower Lifetouch segment net revenue of $7.7 million in the three months ended June 30, 2019 compared to the same period in 2018. The decrease in Lifetouch segment net revenue for the three months ended June 30, 2019 compared to the same period in 2018 was primarily driven by declines in Schools and Church net revenue.

Lifetouch segment cost of net revenue increased $86.0 million, or 94% in the six months ended June 30, 2019 compared to the same period in 2018. Of the increase, $78.3 million relates to our Lifetouch segment cost of net revenue in the first quarter of 2019 which was absent in the comparable period in 2018. The remainder of the increase is attributable to increase of Lifetouch segment cost of net revenue of $7.7 million in the three months ended June 30, 2019 compared to the same period in 2018 which was primarily driven by higher production costs related to yearbooks during integration in transitioning production from a Lifetouch facility to a Shutterfly facility.

Lifetouch segment technology and development expense increased $8.9 million, or 125% in the six months ended June 30, 2019 compared to the same period in 2018. Of the increase $8.0 million relates to our Lifetouch segment technology and development expense in the first quarter of 2019 which was absent in the comparable period in 2018. The remainder of the increase is attributable to the increase of Lifetouch segment technology and development expenses of $0.9 million in the three months ended June 30, 2019 compared to the same period in 2018 due to an increase in salaries and benefits and higher maintenance costs.

Lifetouch segment sales and marketing expense increased $79.2 million, or 91% in the six months ended June 30, 2019 compared to the same period in 2018. Of the increase $76.3 million relates to our Lifetouch segment sales and marketing expense in the first quarter of 2019 which was absent in the comparable period in 2018. The remainder of the increase is attributable to increase of Lifetouch segment sales and marketing expense of $2.9 million in the three months ended June 30, 2019 compared to the same period in 2018 which was primarily driven by higher salaries and benefits and costs incurred to acquire host accounts.

The Lifetouch segment margin for the six months ended June 30, 2019 was $19.9 million, a $55.6 million, or 74% decrease compared to same period in 2018. Of the decrease, $34.9 million relates to our Lifetouch segment margin loss in the first quarter of 2019 which was absent in the comparable period in 2018. The decline in segment margin also resulted from the increases in cost of net revenue and sales and marketing expense.

Shutterfly Business Solutions (SBS) Segment

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
SBS segment:
Net revenue	$96,184	$97,475	$(1,291)	(1)%
Cost of net revenue(1)	81,092	81,519	(427)	(1)%
Technology and development(1)	6,992	6,994	(2)	—%
Sales and marketing(1)	2,515	3,069	(554)	(18)%
Margin	$5,585	$5,893	$(308)	(5)%
Margin %	6%	6%
(1) Excludes stock-based compensation expense and amortization of intangible assets

SBS segment net revenue decreased $1.3 million, or 1%, in the six months ended June 30, 2019 compared to the same period in 2018.

SBS segment cost of net revenue decreased $0.4 million, or 1%, for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the related decrease in revenue. SBS gross margin remained flat at 16% for the six months ended June 30, 2019 compared to the same period in 2018.

SBS segment technology and development expense remained flat in the six months ended June 30, 2019. In the six months ended June 30, 2019, we capitalized $2.8 million in eligible salaries and consultant costs, associated with software developed or obtained for internal use, compared to $3.5 million capitalized in the six months ended June 30, 2018.

SBS segment sales and marketing expense decreased $0.6 million, or 18%, for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a decrease in salaries and benefits.

SBS segment margin in the six months ended June 30, 2019 was $5.6 million, a $0.3 million, or 5% decrease compared to the same period in 2018 primarily driven by lower net revenue.

Liquidity and Capital Resources

We had $105.3 million and $521.6 million of cash and cash equivalents (including money market funds) as of June 30, 2019, and December 31, 2018, respectively. We had $23.9 million and $44.8 million of investments, primarily corporate debt, U.S. government and agency securities as of June 30, 2019 and December 31, 2018, respectively. The decrease in cash and cash equivalents and investments was primarily due to principal payments of borrowings including a $200.0 million of prepayment on the Incremental Term Loan and use of cash in operating activities due to factors described below.

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

In October 2017, we fully drew the $300.0 million Initial Term Loan under the Credit Agreement. On April 2, 2018, we entered into an amendment under the Credit Agreement for an incremental term loan in an aggregate principal amount of $825.0 million (the "Incremental Term Loan") to finance the acquisition of Lifetouch. The Initial Term Loan and the Incremental Term Loan have a maturity date of August 2024. The Revolving Loan Facility remains undrawn and available to us as of June 30, 2019.

The Credit Agreement fits well with our overall capital structure strategy. We seek to maintain adequate financial capacity to manage our seasonal cash flows, ensure a reasonable degree of operational flexibility and invest in value-creating growth. As part of the strategic review, we had previously affirmed our objective of maintaining gross leverage of 2.5-3.0x Adjusted EBITDA on an annual basis, and to return cash in excess of our operating and financing needs to shareholders in the form of share repurchases, within the parameters of appropriate cash management that meet the needs of our highly seasonal business, where substantially all of our cash flow is generated in the last four months of the year. If the Transaction does not close as anticipated, we will re-evaluate our capital structure and capital return policy.

During the fourth quarter of 2018, our Board of Directors approved a restructuring plan to close four Lifetouch facilities in 2019 ("2018 Restructuring Plan") and consolidate this volume into other Shutterfly facilities and a new 237,000 square foot facility in Plano, Texas to be completed in the first quarter of 2020. The cumulative restructuring charges to date amount to $8.9 million. We expect to substantially complete the 2018 Restructuring Plan by the end of 2019. The total estimated restructuring costs associated with the 2018 Restructuring Plan will be approximately $12.5 million and will primarily impact our operating expenses line items within our condensed consolidated statement of operations as these costs are incurred. Any changes to the estimates of executing the 2018 Restructuring Plan will be reflected in our future results of operations.

Below is our cash flow activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(27,129)	$(17,692)
Capitalization of software and website development costs	(30,642)	(21,392)
Acquisition of business, net of cash acquired	—	(890,052)
Cash flows used in operating activities	(165,617)	(199,565)
Cash flows used in investing activities	(35,451)	(718,092)
Cash flows (used in) provided by financing activities	(215,872)	574,735

We anticipate that our current cash balance and cash generated from operations will be sufficient to meet our strategic and working capital requirements, lease obligations, technology development projects, and quarterly payments for the Initial Term Loan and Incremental Term Loan for at least the next twelve months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the capital expenditures required to meet possible increased demand for our products. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional debt or additional equity. The sale of additional equity or convertible debt could result in significant dilution to our stockholders. Financing arrangements may not be available to us or may not be in amounts or on terms acceptable to us.

Operating Activities. For the six months ended June 30, 2019, net cash used in operating activities was $165.6 million, primarily due to our net loss of $96.4 million and the net change in operating assets and liabilities of $199.7 million. The net change in operating assets and liabilities of $199.7 million primarily relates to a decrease in accounts payable of $60.3 million due to timing of payments, a decrease in accrued and other liabilities of $114.1 million primarily due to seasonality, and an increase of $49.0 million in prepaid expenses and other assets primarily due to changes in the intra-period income tax asset, partially offset by a decrease in accounts receivable of $26.6 million due to timing of cash receipts. Net cash used in operating activities was adjusted for non-cash items including primarily $59.0 million of depreciation and amortization expense, $25.6 million of amortization of intangible assets, $23.5 million of stock-based compensation expense, $11.2 million for amortization of operating lease assets, $5.5 million for amortization of debt discount and issuance costs, and $3.8 million provision for deferred income taxes.

For the six months ended June 30, 2018, net cash used in operating activities was $199.6 million, primarily due to our net loss of $53.7 million, the net change in operating assets and liabilities of $196.3 million, and the $63.5 million repayment of convertible senior notes attributable to debt discount. Net cash used in operating activities was adjusted for non-cash items including primarily $50.1 million of depreciation and amortization expense, $23.4 million of stock-based compensation expense, a $17.6 million provision for deferred income taxes, $15.2 million of amortization of intangible assets, and $7.0 million for amortization of debt discount and issuance costs.

Investing Activities. For the six months ended June 30, 2019, net cash used in investing activities was $35.5 million, primarily due to $27.1 million of cash used for capital expenditures, and $30.6 million for capitalized software and website development. This was partially offset by proceeds from the maturities of investments of $21.2 million.

For the six months ended June 30, 2018, net cash used in investing activities was $718.1 million, primarily due to $890.1 million of cash used for the acquisition of Lifetouch, net of cash acquired, $17.7 million cash used for capital expenditures, $21.4 million for capitalized software and website development, and $9.5 million to purchase investments. This was partially offset by proceeds from the maturities of investments of $174.3 million and proceeds from the sales of investments of $45.1 million.

Financing Activities. For the six months ended June 30, 2019, net cash used in financing activities was $215.9 million primarily due to $207.3 million of cash used for principal payments of our borrowings (primarily the prepayment of Incremental Term Loan to finance our acquisition of Lifetouch) and $9.6 million for payments of finance leases.

For the six months ended June 30, 2018, net cash provided by financing activities was $574.7 million, related to proceeds from borrowings, net of issuance costs of $806.7 million and the proceeds from the issuance of common stock from the exercise of stock options of $16.6 million. This was partially offset by $239.1 million of cash used for principal payments of our borrowings (primarily the repayment of $300.0 million in connection with the maturity of our convertible senior notes) and $9.4 million cash used for payments of finance leases and financing obligations.

Contractual Obligations

Except for changes related to the adoption of the new lease accounting standard as described in Note 1 to the Condensed Consolidated Financial Statements, prepayment of $200.0 million of the Incremental Term Loan principal, legally binding minimum obligations of $28.1 million of lease payments for a lease the Company entered into in March 2019 for the Company's new 237,000 square foot facility in Plano, Texas and $11.5 million of a non-cancelable commitment for the Company's new enterprise resource planning system, there have been no material changes in the Company's contractual obligations disclosed in Management's Discussion and Analysis of Financial condition and Results of Operations set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018.

The $200.0 million prepayment of the Incremental Term Loan principal is applied to future quarterly principal payments which removes the required quarterly payments until maturity date on August 17, 2024.

The table below sets forth the contractual obligations related to our Incremental Term Loan at June 30, 2019 but does not update the other line items in the contractual obligations that appear in the section of our Annual Report on Form 10-K described above:

	Total	Remainder of 2019	1-3 Years	3-5 Years	Thereafter
(In thousands)
Principal payments on Incremental Term Loan	617,780	—	—	—	617,780
Interest payments on Incremental Term Loan	145,865	15,726	55,266	56,539	18,334

Non-GAAP Financial Measures

Regulation G conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”'), we use certain Non-GAAP financial measures. We closely monitor four financial measures, Non-GAAP revenue, Non-GAAP net loss, Non-GAAP net loss per share and Adjusted EBITDA which meet the definition of Non-GAAP financial measures. We define Non-GAAP net loss and Non-GAAP net loss per share as net loss and net loss per share excluding restructuring, acquisition-related charges, and executive transition and strategic review charges, respectively. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring, acquisition-related charges, and executive transition and strategic review charges.
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
The table below shows the trend of Non-GAAP net loss, Non-GAAP net loss per share and Adjusted EBITDA as a percentage of net revenue for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$473,416	$443,372	$798,097	$643,097

Net loss	$(12,732)	$(26,512)	$(96,351)	$(53,677)
Net loss % of net revenue	(3)%	(6)%	(12)%	(8)%
Net loss per share	$(0.37)	$(0.80)	$(2.83)	$(1.63)

Non-GAAP net (loss) income	$(7,951)	$13,551	$(90,669)	$(10,214)
Non-GAAP net (loss) income % of net revenue	(2)%	3%	(11)%	(2)%
Non-GAAP net (loss) income per share	$(0.23)	$0.38	$(2.66)	$(0.31)

Adjusted EBITDA	$57,442	$84,397	$12,131	$91,462
Adjusted EBITDA % of net revenue	12%	19%	2%	14%

For the three months ended June 30, 2019 and 2018, our Non-GAAP net (loss) income was $(8.0) million and $13.6 million, respectively. In addition, during the three months ended June 30, 2019 and 2018, Non-GAAP net (loss) income per share was $(0.23) and $0.38, respectively.

For the three months ended June 30, 2019 and 2018, our Adjusted EBITDA was $57.4 million and $84.4 million, respectively.

For the six months ended June 30, 2019 and 2018, our Non-GAAP net loss was $90.7 million and $10.2 million, respectively. In addition, during the six months ended June 30, 2019 and 2018, Non-GAAP net loss per share was $2.66 and $0.31, respectively.

For the six months ended June 30, 2019 and 2018, our Adjusted EBITDA was $12.1 million and $91.5 million, respectively.

The following is a reconciliation of Non-GAAP revenue, Non-GAAP net loss, Non-GAAP net loss per share and Adjusted EBITDA to the most comparable GAAP measure, for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

Reconciliation of Net Revenue to Non-GAAP Net Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$473,416	$443,372	$798,097	$643,097
Purchase accounting deferred revenue adjustment	—	33,351	645	33,351
Non-GAAP net revenue	$473,416	$476,723	$798,742	$676,448

Reconciliation of Net Loss to Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(12,732)	$(26,512)	$(96,351)	$(53,677)
Restructuring	3,274	2,952	7,247	2,952
Acquisition-related charges	—	8,000	—	12,585
Purchase accounting adjustments	—	44,282	645	44,282
Executive transition and strategic review charges	8,169	—	10,734	—
Debt repayment impact	—	—	3,886	—
Tax benefit impact of adjustments	(6,662)	(15,171)	(16,830)	(16,356)
Non-GAAP net (loss) income	$(7,951)	$13,551	$(90,669)	$(10,214)

Diluted shares outstanding	34,254	33,234	34,089	32,970
Non-GAAP diluted shares outstanding	34,254	35,775	34,089	32,970

Net loss per share	$(0.37)	$(0.80)	$(2.83)	$(1.63)
Non-GAAP net (loss) income per share	$(0.23)	$0.38	$(2.66)	$(0.31)

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(12,732)	$(26,512)	$(96,351)	$(53,677)
Add back:
Interest expense	13,312	17,769	31,566	27,402
Interest and other income, net	(1,088)	(1,561)	(2,266)	(3,310)
Benefit from income taxes	(7,428)	(12,607)	(46,665)	(27,436)
Depreciation and amortization	42,428	40,377	84,587	65,275
Stock-based compensation expense	11,507	11,697	22,634	23,389
Restructuring	3,274	2,952	7,247	2,952
Executive transition and strategic review charges	8,169	—	10,734	—
Acquisition-related charges	—	8,000	—	12,585
Purchase accounting adjustments	—	44,282	645	44,282
Non-GAAP Adjusted EBITDA	$57,442	$84,397	$12,131	$91,462

Reconciliation of Cash Flow from Operating Activities to Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net cash used in operating activities	$(21,502)	$(75,233)	$(165,617)	$(199,565)
Add back:
Interest expense	13,312	17,769	31,566	27,402
Interest and other income, net	(1,088)	(1,561)	(2,266)	(3,310)
Benefit from income taxes	(7,428)	(12,607)	(46,665)	(27,436)
Changes in operating assets and liabilities	71,586	53,888	199,707	196,256
Other adjustments	(7,927)	47,659	(20,008)	39,048
Acquisition-related charges	—	8,000	—	12,585
Cash restructuring	2,320	2,200	4,946	2,200
Cash executive transition and strategic review	8,169	—	9,823	—
Purchase accounting adjustments	—	44,282	645	44,282
Non-GAAP Adjusted EBITDA	$57,442	$84,397	$12,131	$91,462

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

As of June 30, 2019, the Company has stand-by-letters of credit, totaling approximately $20.6 million, for the benefit of the Company's workers' compensation insurance carriers. There were no amounts drawn against any of the letters of credit at June 30, 2019. The letters of credit are secured by collateral in the form of a certificate of deposit, which is treated as restricted other current asset and is recorded in other current assets on the balance sheet.

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

As of June 30, 2019, we had not borrowed any funds under our Revolving Loan Facility. In October 2017, we fully drew $300.0 million under the Initial Term Loan with a maturity date of August 2024, of which $295.5 million remains outstanding as of June 30, 2019. Further, in April 2018, we entered into an amendment under our existing syndicated credit facility for an Incremental Term Loan in an aggregate principal amount of $825.0 million which has been drawn with a maturity date of August 2024, of which $617.8 million remains outstanding as of June 30, 2019.

In August 2017, in order to mitigate future interest-rate risk, we entered into interest-rate swap agreements (“Swap Agreements”) with an aggregate notional amount of $150.0 million and an effective date of October 18, 2017. These Swap Agreements have the economic effect of modifying a portion of the variable interest-rate obligations associated with our Initial Term Loan so that the interest payable on such portion of the Initial Term Loan became fixed at a rate of 4.27% (refer to Note 9 and Note 15 of Notes to Consolidated Financial Statements for further details regarding the Initial Term Loan and the Swap Agreements). Changes in the overall level of interest rates affect the fair value of the Swap Agreements that we recognize in our consolidated balance sheet. As of June 30, 2019, if LIBOR-based interest rates would have been higher by 100 basis points, the aggregate fair value of the Swap Agreements would have increased by approximately $6.0 million.

If LIBOR-based interest rates increase by 100 basis points, annual interest expense would increase by approximately $7.6 million as it relates to our borrowings that bear variable interest rates (including the new Incremental Term Loan). Further, we do not believe that a 100 basis points change in interest rates would have a significant impact on our interest income.

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

Investment.   The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, corporate debt, U.S. government and agency securities. As of June 30, 2019, our investments totaled $23.9 million, which represented approximately 18% of our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Miracle-Pond and Paraf v. Shutterfly, Inc.

On June 11, 2019, Vernita Miracle-Pond and Samantha Paraf on behalf of themselves and all other similarly situated Shutterfly and non-Shutterfly customers, filed a complaint against us in the Circuit Court of Cook County, Illinois. The complaint asserts that we violated the Illinois Biometric Information Privacy Act by extracting their biometric identifiers from photographs and seeks statutory damages and an injunction. We removed the case to federal court. Miracle-Pond and Paraf are seeking monetary damages and injunctive relief. We believe the suit is without merit and intend to vigorously defend against it.

Taylor v. Shutterfly, Inc.

On December 12, 2017, Megan Taylor filed a purported class action complaint on behalf of herself and other customers in the U.S. District Court for the Northern District of California. The complaint alleges that we misrepresent a deal we currently offer through Groupon because we do not allow purchasers of the Groupon offer to combine or “stack” it with other promotional codes we offer. We successfully compelled the matter to private arbitration. On July 11, 2019, the arbitrator ruled that the class action waiver contained in our terms of use was not enforceable and remanded the case back to the U.S. District Court. Taylor is seeking monetary damages and injunctive relief. We believe the suit is without merit and intend to vigorously defend against it.

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

Transaction Litigation

On July 22, 2019, a stockholder complaint was filed in the United States District Court, Northern District of California, against us and the individual members of our Board, captioned Stein v. Shutterfly, Inc., et al. (the “Stein Complaint”). Also on July 23, 2019, a stockholder complaint was filed in the United States District Court, Southern District of New York, against us and the individual members of our Board, captioned Spurlock v. Shutterfly, Inc., et al. (the “Spurlock Complaint”).

On July 26, 2019, a putative stockholder class action complaint was filed in the United States District Court, District of Delaware, against us and the individual members of our Board, captioned Wolf v. Shutterfly, Inc. et al., (the “Wolf Complaint”). On July 29, 2019, a putative stockholder class action complaint was filed in the United States District Court, Northern District of California, against us and the individual members of our Board, captioned Gordon v. Shutterfly, Inc., et al., (the “Gordon Complaint”). On July 31, 2019 and August 5, 2019, a putative stockholder class action complaint was filed in each of the San Mateo County Superior Court and the United States District Court, Northern District of California, respectively, against us and the individual members of our Board, each captioned Cheung v. Shutterfly, Inc., et al., (the “Cheung Complaints” and collectively with the Stein Complaint, Spurlock Complaint , Wolf Complaint and the Gordon Complaint, the “Stockholder Complaints”). Each of the Stockholder Complaints asserts that defendants violated Section 14(a) and 20(a) of the Exchange Act and certain rules and regulations promulgated thereunder by making untrue statements of material fact and omitting certain material facts related to the contemplated Transaction in our relevant proxy statement or in the case of the Cheung complaint filed in San Mateo County, that defendants breached their fiduciary duties in their capacities as our officers or directors.

The Stockholder Complaints seek, among other things, an order enjoining the defendants from consummating the Transaction, money damages and an award of attorneys’ and experts’ fees. We believe that the lawsuits are without merit and intend to vigorously defend those actions. We may become subject to similar litigation relating to the Transaction in these or other jurisdictions.

For each of these matters on an individual basis, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, we accrue for the amount, or if a range, we accrue the low end of the range as a component of legal expense. We monitor developments in these legal matters that could affect the estimate we had previously accrued. There are no material amounts accrued as of December 31, 2018 and June 30, 2019.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and stock price.

On June 10, 2019, we entered into the Merger Agreement with Photo Holdings, LLC and Photo Holdings Merger Sub, Inc., both of which are affiliates of the Apollo Funds, certain funds managed by affiliates of Apollo, a private equity investment firm. Completion of the Transaction is subject to the satisfaction of various conditions, including approval of the Transaction by our stockholders, the absence of certain legal impediments and the absence of a material adverse effect on our business. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Transaction, including the risks detailed below.

During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Transaction on our business relationships, financial condition, operating results and business, including:

•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;
•the possibility of disruption to our business and operations, including diversion of management attention and resources, increased transaction costs, and the potentially negative impact on our relationships with our partners and suppliers;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Transaction;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Transaction, and other restrictions on our ability to conduct our business;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Transaction; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Transaction.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to obtain the approval of the Merger Agreement by our stockholders;
•potential outstanding and future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Transaction; and
•the failure to satisfy the other conditions to the completion of the Transaction, including the possibility that a material adverse effect on our business would permit affiliates of the Apollo Funds not to close the Transaction.

If the Transaction does not close, our business and stockholders would be exposed to additional risks, including:

•to the extent that the current market price of our stock reflects an assumption that the Transaction will be completed, the price of our common stock could decrease if the Transaction is not completed;
•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction;
•the requirement that we pay a termination fee of $51.2 million to affiliates of the Apollo Funds if we terminate the Merger Agreement under certain circumstances; and
•the requirement that we reimburse up to $5.0 million of affiliates of the Apollo Funds’ transaction expenses upon the termination of the Merger Agreement under specified circumstances.

Even if successfully completed, there are certain risks to our stockholders from the Transaction, including:

•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and
•the fact that, if the Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

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

Our business is highly seasonal, with a high proportion of our net revenue, net income and operating cash flows generated during the fourth quarter for both our Shutterfly consumer business and our Lifetouch business. For example, we generated approximately 50% of our net revenue in the fourth quarter during each of the last three years in our Shutterfly consumer business and Lifetouch generated approximately 35% of its net revenue in the fourth calendar quarter during each of the last three years. In addition, we incur significant additional expenses in the period leading up to Shutterfly's fourth quarter holiday season and Lifetouch's third quarter fall school portrait season and retail holiday season (our peak times), including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased advertising. We face intense competition for seasonal and temporary workers; with respect to

Lifetouch’s seasonal photographers, this difficulty is exacerbated now that the former Lifetouch ESOP has been terminated. If we are unable to accurately forecast expense levels, our results of operations would likely be negatively impacted. Additionally, if we are unable to accurately forecast and respond to consumer demand for our products during the fourth quarter, or if there is a meaningful decrease in demand for Lifetouch fall school photo day during the third quarter, our financial results, reputation and brands will suffer and the market price of our common stock would likely decline.

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

The digital photography products and services industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, including developing, acquiring and expanding mobile and cloud-based offerings, and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. For example, we saw a significantly greater marketing presence and more aggressive promotional activity from competitors in the fourth quarter in 2018 which continued in the first quarter of 2019 as compared to recent years, with competition both at the value and premium ends of the spectrum. We face intense competition from a wide range of companies, including the following:

•Online digital photography services companies such as Snapfish, Vistaprint, EZPrints, and many others;
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
•Drug stores such as Walgreens, CVS/pharmacy, Rite-Aid and others that offer low-cost photography products and services as well as in-store pick-up from their photo website Internet orders;
•Traditional offline stationery companies such as PaperSource, Crane & Co., and Papyrus;
•Cloud-based storage services and file-syncing services such as Dropbox, Box, Everalbum, Amazon Photos and iCloud;
•Specialized companies in the photo book and stationery business such as Hallmark, Cardstore by American Greetings, Minted, Invitations by Dawn, Picaboo, Blurb, Mixbook, Postable, Artifact Uprising, Printerpix, Pinhole Press, PastBook, Photobook America, Motif and Chatbooks;
•Photo-related software companies such as Apple, Microsoft, and Adobe;
•Online companies specializing in personalized gifts such as UncommonGoods, Moo, Fracture, 4imprint, mpix, MyPhoto.
•Online and offline companies specializing in photo-based merchandise and personalized home décor such as Zazzle, CafePress, Art.Com, Paper Culture, Simply to Impress, Canvas On Demand, CanvasWorld, PhotoAffections, Canvas Champ, MailPix, CanvasPop, Personalization Mall, Personal Creations, Things Remembered, Mark & Graham, CustomInk, Teespring and Etsy.
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

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and senior executives could hinder our strategic planning and execution. We hired a new Chief Marketing Officer in October 2018. On February 5, 2019, we announced that Christopher North, our President, Chief Executive Officer and member of our Board, will be stepping down at the end of August 2019. On June 10, 2019, we announced the appointment of Ryan O’Hara as our next President and Chief Executive Officer and a member of the Board of Directors effective June 24, 2019. On March 8, 2019 we announced the appointment of James Hilt as President, Shutterfly Consumer. On April 4, 2019, we announced that Michael Meek, President and CEO of Lifetouch, will be stepping down in October 2019 On July 30, 2019, we announced the appointment of Greg Hintz as our next President, Lifetouch, effective immediately. Our ability to execute our business strategies, ensure a cohesive management team, and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor President and Chief Executive Officer as well as the pending closing of the Transaction.

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

The primary costs in operating our business are related to producing and shipping products, acquiring customers, compensating our personnel, acquiring equipment and technology, and leasing facilities. Controlling our business costs is challenging because many of the factors that impact these costs are beyond our control. For example, the costs to produce prints, such as the costs of photographic print paper, could increase due to a shortage of silver or an increase in worldwide energy, oil or fuel prices. Higher fuel prices have a corresponding increase in travel-related expenses of our Lifetouch photographers. Changes in federal and state minimum wage laws could raise the wage requirements for certain of our seasonal personnel, which could increase the pressure, particularly on Lifetouch, in hiring seasonal photographers and production workers; we have also experienced and continue to see competitive pressure to increase the wages paid to a large population of our employees resulting from other industry participants increasing wage levels. In addition, we may become subject to increased costs by the third-party shippers that deliver our products to our customers, and we may be unable to pass along any increases in shipping costs to our customers. The costs of online advertising and keyword search could also increase significantly due to increased competition, which would increase our customer acquisition costs. Local land use and other regulations restricting the construction and operation of our production facilities, the adoption of local laws restricting our operations and environmental regulations, may increase the cost of sites and of constructing, leasing and operating our production facilities. If we are unable to keep the costs associated with operating our business aligned with the level of net revenue that we generate, our results of operations would be adversely affected.

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

We could experience operational difficulties in transitioning production from Lifetouch facilities to our other facilities and planned facilities, including the new facility we plan to open in Plano, Texas.

In the second quarter of 2019, various production challenges caused delays in our yearbook deliveries, resulting in higher labor costs and increased expedited shipping costs in order to minimize late deliveries. As our plans for cost synergies from the Lifetouch acquisition center on establishing a common manufacturing platform, we may encounter similar situations as we transition production away from Lifetouch facilities. Any significant complications in the transition of our production may cause us to lose net revenue, which could have a material adverse effect on our results of operations and financial condition.

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

As of June 30, 2019, Shutterfly and Lifetouch had 149 patents issued and more than 20 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is appropriate and cost efficient. We cannot ensure that any of our pending applications will be granted. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time and attention, damage our reputation and brands and substantially harm our business and results of operations.

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

•failure to consummate the Transaction;
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

In April of 2017, our board of directors approved an increase to the share repurchase program of up to $140.0 million in addition to amounts remaining under the board's prior authorizations. Through December 31, 2018, we repurchased $533.2 million in stock under our total authorized amount of $646.0 million. In January 2018, we publicly announced that we had suspended our stock repurchase program, which we expected to reinstate in the fourth quarter of 2019 absent the Transaction. The stock repurchase program may be recontinued or discontinued at any time without prior notice. In the event that we recontinue our stock repurchase program, future repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program would diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases would enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

On April 2, 2018, in connection with our acquisition of Lifetouch, we incurred substantial indebtedness pursuant to an incremental term loan facility (the “Incremental Term Loan”) in an aggregate principal amount of $825.0 million. The incremental term loan facility is an amendment of our Initial Term Loan of $300.0 million dated as of August 17, 2017 (collectively, the “Credit Agreement”). The Incremental Term Loan Facility was fully funded at close. The Credit Agreement will mature on August 17, 2024 and requires quarterly principal payments, as well as mandatory prepayments due to assets sales or excess cash flow, with the balance payable at maturity. As of June 30, 2019, approximately $295.5 million and $617.8 million of principal amount were outstanding on the Initial Term Loan and the Incremental Term Loan, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company suspended its share repurchase program as of December 31, 2017 having publicly committed to maintaining a BB rating profile and repaying the acquisition debt accordingly. If the Transaction does not close as anticipated, we will re-evaluate our capital structure and capital return policy.

As of June 30, 2019, approximately $112.8 million remained available for stock repurchases pursuant to our stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description

3.01	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.03 to our Form S-1 filed June 29, 2006, File No. 333-135426).
3.02	Restated Bylaws (incorporated by reference to Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-33031).
3.03	Amendment to Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 10, 2019, File No. 001-33031).
10.01
Agreement and Plan of Merger among Photo Holdings, LLC, Photo Holdings Merger Sub, Inc., and Shutterfly, Inc., dated as of June 10, 2019 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 10, 2019, File No. 001-33031).

10.02	Offer letter dated June 1, 2019 for Ryan O’Hara (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on June 10, 2019, File No. 001-33031).*
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

*	Represents a management contract or compensatory plan.
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

SHUTTERFLY, INC.
(Registrant)

Dated: August 7, 2019	By:	/s/ Ryan O'Hara
Ryan O'Hara
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2019	By:	/s/ Michael Pope
Michael Pope
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)